Form 10QSB
period 1996-09-30
NAM CORP
filed 1996-12-23
CIK 925741

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------



                                   FORM 10-QSB


|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

|_|        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number:0-21419

                                 NAM CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               Delaware                                          23-2753988
  ---------------------------------                         -------------------
     (State of Other Jurisdiction                            (I.R.S. Employer
  of Incorporation or Organization)                         Identification No.)

                             1010 Northern Boulevard
                      Great Neck, New York, New York 11021
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (516) 829-4343
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No    X
     ----         -----

As of December 15, 1996, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):

Yes           No    X
     ----         -----

                                 NAM CORPORATION
              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES
                               SEPTEMBER 30, 1996


                                                                            Page


1.       FINANCIAL STATEMENTS

         Condensed Balance Sheets of September 30, 1996                      1

         Condensed Statements of Operations for the first quarter
         ended September 30, 1995 and 1996                                   2

         Condensed Statements of Cash Flows for the first quarter
         ended September 30, 1995 and 1996                                   3

         Notes to Financial Statements                                       4

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED
         SEPTEMBER 30, 1996                                                5-7

         Other Information                                                   8

                                NAM CORPORATION
                           BALANCE SHEETS - UNAUDITED

                                                          September 30,       June 30,
                                                               1996             1996
                                                           -----------      -----------
         ASSETS
CURRENT ASSETS:
   Cash                                                         (4,808)          31,474
   Accounts receivable (net of allowance
      for doubtful accounts)                                   398,449          455,956
   Other receivables                                           (21,808)           5,873
   Prepaid assets                                               97,341           53,010
                                                           -----------      -----------
         Total current assets                                  469,174          546,313
                                                           -----------      -----------
   Furniture and equipment, net                                206,070          216,507
   Organization costs, net                                      27,521           29,669
   Deferred offering costs                                     166,812          112,001
   Other assets                                                 30,380           34,503
                                                           -----------      -----------
         Total noncurrent assets                               430,783          392,680
                                                           -----------      -----------
         Total assets                                          899,957          938,993
                                                           ===========      ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                            108,575          239,261
   Accrued liabilities and dividends payable                   315,220          199,571
   Accrued payroll and employee benefits                        19,779           45,527
   Deferred revenues                                           118,790          126,380
   Notes payable - private placement                           400,000          400,000
                                                           -----------      -----------
         Total current liabilities                             962,364        1,010,739
                                                           -----------      -----------
STOCKHOLDERS' DEFICIT
   Preferred stock ($.001 par value, 5,000,000 shares
      authorized; none issued)                                       -               -
   Common stock ($.001 par value, 15,000,000 shares
      authorized; 1,874,978 and 1,813,075 shares
      issued respectively)                                       1,875            1,813
   Paid-in capital                                              28,677           28,739
   Accumulated deficit                                         (92,677)        (101,990)
   Unearned compensation - stock bonus plan                       (282)            (308)
                                                           -----------      -----------
         Total stockholders' deficit                           (62,407)         (71,746)
                                                           -----------      -----------
         Total liabilities and stockholders' deficit           899,957          938,993
                                                           ===========      ===========


                                NAM CORPORATION
                      STATEMENTS OF OPERATIONS - UNAUDITED
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                             1996            %            1995         %
                                             ----            -            ----         -
REVENUES                                    813,444        1.00          775,828      1.00
                                            -------        ----          -------      ----

OPERATING COSTS AND EXPENSES:
   Cost of services                         197,082        0.24          174,943      0.23
   Sales and marketing expenses             416,302        0.51          355,755      0.46
   General and administrative expenses      181,880        0.22          161,481      0.21
                                            -------        ----          -------      ----
   Total operating costs and expenses       795,264        0.98          692,179      0.89
                                            -------        ----          -------      ----

INCOME FROM OPERATIONS                       18,180        0.02           83,649      0.11
                                             ------        ----           ------      ----

OTHER INCOME                                 (6,852)      -0.01           (6,613)    -0.01
                                             -------      -----           -------    -----

INCOME BEFORE INCOME TAXES                   11,328        0.01           77,036      0.10
                                             ------        ----           ------      ----

PROVISION FOR INCOME TAXES                    2,015        0.00            1,195      0.00
                                              -----        ----            -----      ----

NET INCOME                                    9,313        0.01           75,841      0.10
                                              -----        ----           ------      ----

NET INCOME PER COMMON SHARE                   0.005        0.00             0.04      0.00
                                              -----        ----             ----      ----

WEIGHTED AVERAGE COMMON STOCK AND
   COMMON STOCK EQUIVALENTS               1,947,504                    1,947,504
                                          ---------                    ---------


                                NAM CORPORATION
                      STATEMENTS OF CASH FLOWS - UNAUDITED
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                           1996         1995
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 9,313       77,036
                                                           -----       ------
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                             20,698       19,895
Earned portion of stock bonus plan                            26          191
Increase  (decrease)  in cash  resulting  from
 changes in  operating  assets and liabilities:
     Accounts receivables                                 57,507      (63,885)
     Other receivables                                    27,681       36,826
     Prepaid expenses                                    (44,331)     (38,811)
     Other assets                                         (1,000)     (13,803)
     Accounts payable and accrued liabilities            (15,037)      33,184
     Accrued payroll and employee benefits               (25,748)      (7,319)
     Deferred revenues                                    (7,590)      14,499
                                                          -------      ------
        Net cash provided by operating activities         21,519       57,813
                                                          ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment                      (2,990)     (14,719)
Increase in organization costs                               -         (3,417)
                                                          -------     --------
     Net cash used in investment activities               (2,990)     (18,136)
                                                          -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions made to shareholders                           -        (42,000)
Increase in deferred offering costs                      (54,811)     (19,335)
                                                         --------     --------
     Net cash used in financing activities               (54,811)     (61,335)
                                                         --------     --------

Net increase (decrease) in cash                          (36,282)     (21,658)
Cash at beginning of period                               31,474       56,070
                                                          ------       ------
Cash at end of period                                    ( 4,808)      34,412
                                                         ========      ======

                                 NAM CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         1. The September 30, 1996 balance sheet presented herein was derived from the audited June 30, 1996 financial statements of the Company.

         2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. The financial statements should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 1996 for a description of the significant accounting policies, which have continued without change, and other footnote information.

         3. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

         4. The Company completed its initial public offering on November 18, 1996 and the over-allotment on December 3, 1996, which in the aggregate consisted of 1,460,000 units, realizing $4,217,049 in net proceeds. Each unit included one share of common stock and one redeemable warrant exercisable at $6.00 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors including changes in the market and/or regions currently served by the Company and in those markets and/or regions that the Company may expand into; changes in the insurance industry; the Company's inability to retain current or new hearing officers; and changes in the public court system.

General

     The Company provides alternative dispute resolution ("ADR") services to insurance companies, law firms, large self-insured corporations and municipalities. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with insurance companies which the Company believes are some of the largest consumers of ADR services.

     The Company opened its first office in March 1992 in New York and has grown to five locations in New York, Pennsylvania, Massachusetts, Tennessee and South Carolina.

     The Company's objective is to become one of the leading providers of ADR services nationally. To accomplish this goal, the Company plans to open up new offices in states where it does not presently have offices, which may include the acquisition of existing ADR companies. In addition, the Company intends to increase its marketing of ADR services to litigants in other types of disputes, including complex commercial issues, construction, employment and worker's compensation cases.

     The Company has experienced net incomes and positive cash flow from operations each year since January 1993.

     First Quarter Ended September 30, 1996 Compared to First Quarter Ended
     ----------------------------------------------------------------------
September 30, 1995
------------------

     Revenues. Revenues increased 5% to $813,444 for the first quarter ended September 30, 1996 from $775,828 for the comparable 1995 period. Management attributes this growth in sales to increased business with existing as well as new clients, in light of the atypical growth experienced in the first quarter of fiscal 1996, due to two large successful pilot programs.

     Costs of Services. Cost of services as a percentage of revenues for the first quarter ended September 30, 1996 increased to 24% from 23% for the comparable 1995 period. This increase was attributable to the Company's increased business resulting in additional hearing officer fees. As volume of cases heard increases, the cost of services as a percentage of revenue is expected to decrease.

     Sales and Marketing. Sales and marketing costs as a percentage of revenues for the first quarter ended September 30, 1996 increased to 51% from 46% for the comparable 1995 period. Much of this increase was related to salaries attributed to the increase in personnel in staffing the additional offices, which accounted for an increase of 16%. Management believes that the Company is currently operating with excess capacity.

     General and Administrative. General and administrative costs as a percentage of revenues for the first quarter ended September 30, 1996 increased to 22% from 21% for the comparable 1995 period. Much of this increase was related to office rents, which increased 71%.

     Other Expenses, net. Other expenses as a percentage of revenues for the first quarter ended September 30, 1996 remained unchanged at 1% from the comparable 1995 period. Other expenses resulted from interest expense from a past private placement financing. This debt was satisfied in full on November 20, 1996.

     Provision for Income Taxes. The Company did not have taxable federal income for the quarters ending September 30, 1995 and 1996, due to net operating loss carryfowards. As of September 30, 1995 and 1996 the Company had net operating loss carryfowards for federal tax purposes of approximately $275,112 and $78,051 respectively.

     Net Income. Net income for the first quarter ended September 30, 1996 decreased to $9,313 from $75,841 for the comparable 1995 period. This decrease was primarily due to increases in sales and marketing expenses of 5% as a percentage of revenues. Management believes that the prior period was atypical due to two large scale pilot ADR programs which were successful but not repeated.

Liquidity and Capital Resources

     At September 30, 1996, the Company had working capital deficit of $493,190 compared to a working capital deficit of $464,426 at June 30, 1996. This change in working capital was primarily due to the costs associated with the initial public offering, which closed on November 18, 1996.

     The Company had net cash provided by operating activities of $21,519 for the first quarter of 1997 and net cash provided by operating activities of $57,813 for the first quarter of 1996.

     The Company had net cash used in investing activities of $2,990 for the first quarter of 1997, and $18,136 for the first quarter of 1996. The primary use of cash during these periods for investing activities was for capital expenditures.

     The Company had net cash used in financing activities of $54,811 for the first quarter of 1997, due to costs associated with the offering and $61,335 for the first quarter of 1996, due to distributions and costs associated with the offering.

     In June 1994, the Company, in a private placement, issued promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently the due dates of the notes were extended to December 31, 1996. On November 20, 1996, the notes were repaid in-full from a portion of the net proceeds of the Company's initial public offering.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                  Not applicable.

Item 2.  Changes in Securities.
                  Not applicable.

Item 3.  Defaults upon Senior Securities.
                  Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders.
                  None.

Item 5.  Other Information.
                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits.   See Exhibit 27.

         (b)      Reports on Form 8-K.   None.


                                   SIGNATURES.

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NAM CORPORATION

Date:    December 18, 1996     By: /s/ Roy Israel
                                  --------------------------------------------
                                       Roy Israel, President and CEO


Date:    December 18, 1996     By: /s/ Charles A. Merola
                                  --------------------------------------------
                                     Charles A. Merola, Vice President and CFO