Form 10QSB
period 1996-12-31
NAM CORP
filed 1997-02-14
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the six months period ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21419

                                 NAM CORPORATION
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


              Delaware                          23-2753988
---------------------------------           ------------------
 (State or Other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)           Identification No.)

                             1010 Northern Boulevard
                           Great Neck, New York 11021
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                           --------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

                           ---------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --   --

         As of February 10, 1997, 3,334,978 shares of common stock of the issuer were outstanding.

         Transitional small business disclosure format (check one):
Yes    No X
   ---   ---

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----


 ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet at
           December 31, 1996 and June 30, 1996                             3

          Consolidated Statement of Operations for the
           six months ended December 31, 1996 and 1995                     4

          Consolidated Statement of Cash Flows for the
           six months ended December 31, 1996 and 1995                     5

          Notes to Consolidated Financial Statements                       6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                     7-11



PART II.  OTHER INFORMATION                                                12

          Exhibit 27:  Financial Data Schedule                             13

                                 NAM CORPORATION
                           CONSOLIDATED BALANCE SHEET



                                                                                 December 31,                           June 30,
                                                                                     1996                                 1996
                                                                                     ----                                 ----
                                                                                  (Unaudited)
                    ASSETS
                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $    3,118,688                          31,474
   Securities available for sale                                                      1,239,568                           -
   Accounts receivables (net of allowance for doubtful accounts)                        443,316                         455,956
   Other receivables                                                                     12,895                           5,873
   Prepaid assets                                                                        96,621                          53,010
                                                                                 ----------------------------------------------
          Total current assets                                                        4,911,088                         546,313
                                                                                 ----------------------------------------------
   Furniture and equipment, net                                                         201,292                         216,507
   Organization costs, net                                                               25,373                          29,669
   Deferred offering costs                                                                -                             112,001
   Other assets                                                                          27,823                          34,503
                                                                                 ----------------------------------------------
          Total noncurrent assets                                                       254,488                         392,680
                                                                                 ----------------------------------------------
          Total assets                                                           $    5,165,576                         938,993
                                                                                 ==============================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                              $      139,674                         239,261
   Accrued liabilities and dividends payable                                            232,689                         199,571
   Accrued payroll and employee benefits                                                 56,046                          45,527
   Payable for securities purchased                                                     116,718                           -
   Deferred revenues                                                                    108,915                         126,380
   Notes payable-private placement                                                        -                             400,000
                                                                                 ----------------------------------------------
          Total current liabilities                                                     654,042                       1,010,739
                                                                                 ----------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock ($.001 par value, 5,000,000 shares authorized;
     none issued)                                                                $         -                              -
   Common stock ($.001 par value, 15,000,000 shares authorized;
     3,334,978 and 1,813,075 shares issued, respectively)                                 3,335                           1,813
   Paid-in capital                                                                    4,609,399                          28,739
   Accumulated deficit                                                                 (110,211)                       (101,990)
   Unrealized gain on securities available for sale                                       9,293                           -
   Unearned compensation - stock bonus plan                                                (282)                           (308)
                                                                                 ----------------------------------------------
          Total stockholders' equity (deficit)                                        4,511,534                         (71,746)
                                                                                 ----------------------------------------------
          Total liabilities and stockholders' equity (deficit)                   $    5,165,576                         938,993
                                                                                 ==============================================


See notes to consolidated financial statements.

                                 NAM CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                         Three Months Ended December 31,                  Six Months Ended December 31,
                                          1996                    1995                     1996                   1995
                                          ----                    ----                     ----                   ----
REVENUES                                 $922,176               $746,328               $1,735,620              $1,522,156
                                         --------               --------               ----------              ----------

OPERATING COSTS AND EXPENSES:
   Cost of services                       235,441                170,687                  432,523                 345,630
   Sales and marketing expenses           501,798                348,828                  918,100                 704,583
   General and administrative expenses    220,558                170,536                  402,438                 332,017
                                         --------               --------                ---------              ----------
   Total operating costs and expenses     957,797                690,051                1,753,061               1,382,230
                                         --------               --------                ---------              ----------

INCOME (LOSS) FROM OPERATIONS             (35,621)                56,277                  (17,441)                139,926
                                         --------               --------                ---------              ----------

OTHER INCOME (LOSS)                        17,253                 (5,645)                  10,399                 (12,258)
                                         --------               --------                ---------              ----------

INCOME (LOSS) BEFORE INCOME TAXES         (18,368)                50,632                   (7,042)                127,668
                                         --------               --------                ---------              ----------

PROVISION FOR INCOME TAXES                   (836)                  0.00                    1,179                   1,195
                                         --------               --------                ---------              ----------

NET INCOME (LOSS)                       $ (17,532)              $ 50,632                $  (8,221)             $  126,473
                                         --------               --------                ---------              ----------

NET INCOME (LOSS) PER COMMON SHARE      $  (0.007)              $  0.026                $  (0.004)             $    0.065
                                         --------               --------                ---------              ----------

WEIGHTED AVERAGE COMMON STOCK AND
   COMMON STOCK EQUIVALENTS             2,595,636              1,947,504                2,271,561               1,947,504
                                        ---------              ---------                ---------              ----------


See notes to consolidated financial statements.

                                 NAM CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                         Six Months Ended December 31,
                                                                                      1996                              1995
                                                                                      ----                              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                                $       (8,221)                        127,668
                                                                                 -----------------------------------------------
Adjustments to reconcile net income to net cash from
   operating activities:
Depreciation and amortization                                                            38,277                          44,558
Earned portion of stock bonus plan                                                           26                             191
Increase (decrease) in cash resulting from changes in
   operating assets and liabilities:
     Accounts receivables                                                                12,640                         (65,497)
     Other receivables                                                                   (7,022)                         (9,032)
     Prepaid expenses                                                                   (43,611)                        (55,610)
     Other assets                                                                        (1,332)                        (13,803)
     Accounts payable and accrued liabilities                                           (66,469)                         50,571
     Accrued payroll and employee benefits                                               10,519                         (12,173)
     Deferred revenues                                                                  (17,465)                        (14,497)
                                                                                 -----------------------------------------------
          Net cash provided by (used in) operating activities                           (82,658)                         52,376
                                                                                 -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                                           (1,229,031)                          -
Increase in payable for securities purchased                                            116,718                           -
Purchases of furniture and equipment                                                    (11,970)                        (63,373)
Increase in organization costs                                                          -                                (8,825)
                                                                                 -----------------------------------------------
          Net cash used in investment activities                                     (1,124,283)                        (72,198)
                                                                                 -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs                                       4,582,154                           -
Repayment of notes payable                                                             (400,000)                          -
Decrease in deferred offering costs                                                     112,001                           -
                                                                                 -----------------------------------------------
          Net cash provided by financing activities                                   4,294,155                           -
                                                                                 -----------------------------------------------

Net increase (decrease) in cash                                                       3,087,214                         (19,822)
Cash and cash equivalents at beginning of period                                         31,474                          56,070
                                                                                 -----------------------------------------------
Cash and cash equivalents at end of period                                       $    3,118,688                          36,248
                                                                                 ===============================================


See notes to consolidated financial statements.

                                 NAM CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. The December 31, 1996 balance sheet presented herein was derived from the audited June 30, 1996 financial statements of the Company.

2. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The financial statements should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 1996 for a description of the significant accounting policies, which have been continued without change, and other footnote information.

3. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been included. The results of the interim periods are not necessarily indicative of the results for the full year.

4. The Company completed its initial public offering on November 18, 1996 and the over-allotment on December 3, 1996, which, in the aggregate, consisted of 1,460,000 units, realizing $4,947,849 in net proceeds. Each unit included one share of common stock and one redeemable warrant exercisable at $6.00 per share.

5. Cash and cash equivalents consist of cash, money market funds and securities with a maturity at date of purchase of three months or less. Securities available for sale consist of government securities, corporate bonds and marketable equity securities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. Forward-looking statements contained herein involve risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors including changes in the market and/or regions currently served by the Company and in those markets and/or regions that the Company may expand into; changes in the insurance industry; the Company's inability to retain current or new hearing officers; and changes in the public court system.

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

     The Company's objective is to become one of the leading providers of ADR services nationally. To accomplish this goal, the Company plans to open up new offices in states where it does not presently have offices, which may include the acquisition of existing ADR companies. In addition, the Company intends to increase its marketing of its ADR services to litigants in other types of disputes, including complex commercial issues, construction, employment and worker's compensation cases.



Second Quarter Ended December 31, 1996 Compared to Second Quarter
Ended December 31, 1995

     Revenues. Revenues increased 24% to $922,176 for the second quarter ended December 31, 1996 from $746,328 for the comparable 1995 period. Management attributes this growth in sales to a higher level of business with existing as well as new clients in four of its offices.

     Cost of Services. Cost of services increased 38% to $235,441 for the second quarter ended December 31, 1996 from $170,687 for the second quarter ended December 31, 1995. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues increased to 26% in the second quarter of fiscal year 1997 from 23% in the second quarter of fiscal year 1996. As volume of cases heard continues to rise, the cost of services as a percentage of revenue is expected to decrease.

     Sales and Marketing. Sales and marketing costs increased 44% to $501,798 for the second quarter ended December 31, 1996 from $348,828 for the second quarter ended December 31, 1995. This expense category includes all salary and related payroll and employee benefit costs as well as advertising and promotional expenses. Sales-related employee commissions have risen based on the higher volume of business. Furthermore, sales and marketing costs as a percentage of revenues increased to 54% in the second quarter of fiscal year 1997 from 47% in the second quarter of fiscal year 1996. This is attributed to the hiring and upgrading of personnel to staff and support the Company's expansion plans. Management believes that the Company is currently operating with excess capacity.

     General and Administrative. General and administrative costs increased 29% to $220,558 for the second quarter ended December 31, 1996 from $170,536 for the second quarter ended December 31, 1995. Furthermore, general and administrative costs as a percentage of revenues increased to 24% in the second quarter of fiscal year 1997 from 23% for the comparable prior period. A portion of the increase relates to rent expense. To support business opportunities throughout the country, larger office space was obtained in four locations and a new office was opened in South Carolina. In addition, higher expenses were incurred in the second quarter of the fiscal year for professional fees, employee recruitment and other expenses arising from the expansion of the Company as well as the overall additional costs of being a publicly traded entity.

     Other Income (Loss). Other income (loss) increased 406% to $17,253 for the second quarter ended December 31, 1996 from ($5,645) for the second quarter ended December 31, 1995. Other income (loss) as a percentage of revenues increased to 2% in the second quarter of fiscal year 1997 from (1%) in the second quarter of fiscal year 1996. Other loss in the prior period was primarily composed of interest expense relating to a past private placement financing. This debt was satisfied in full on November 20, 1996. In addition, in the current period, investment income was generated from the initial public offering proceeds. These funds were conservatively invested as follows: money market funds (62%), short-term government securities (17%), investment grade corporate bonds (14%) and a small, diversified portfolio of marketable equity securities (7%).

         Provision for Income Taxes. The Company's tax expense (benefit) for the second quarter ended December 31, 1996 and 1995 was ($836) and $0, respectively. The current year benefit relates to a reduction in state franchise taxes due to the Company's net loss. The Company did not have taxable Federal income for the quarters ended December 31, 1996 and 1995 due to net operating loss carryfowards. As of December 31, 1996 and 1995, the Company had net operating loss carryfowards for Federal tax purposes of approximately $91,644 and $187,725, respectively.

     Net Income (Loss). Net income (loss) for the second quarter ended December 31, 1996 decreased to ($17,532) from $50,632 for the comparable 1995 period. As discussed above, this decrease was primarily due to higher cost of services and sales and marketing expenditures made as an investment in the Company's infrastructure in anticipation of future growth.


Six Months Ended December 31, 1996 Compared to Six Months Ended
December 31, 1995

     Revenues. Revenues increased 14% to $1,735,620 for the six months ended December 31, 1996 from $1,522,156 for the comparable 1995 period. Management attributes this growth in sales to a higher level of business with existing as well as new clients primarily in New York, Tennessee and South Carolina. The rate of increase in fiscal year 1997 for the six month periods ended December 31, 1996 and 1995 is lower than that of the three month periods then ended due to the atypical growth experienced in the first quarter of fiscal 1996 from two large successful pilot programs.

     Costs of Services. Cost of services increased 25% to $432,523 for the six months ended December 31, 1996 from $345,630 for the six months ended December 31, 1995. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues increased to 25% in the first half of fiscal year 1997 from 23% in the comparable prior period. As volume of cases heard continues to rise, the cost of services as a percentage of revenue is expected to decrease.

     Sales and Marketing. Sales and marketing costs increased 30% to $918,100 for the six months ended December 31, 1996 from $704,583 for the six months ended December 31, 1995. Sales-related employee commissions have risen based on the higher volume of business. Furthermore, sales and marketing costs as a percentage of revenues for the six months ended December 31, 1996 increased to 53% from 46% for the comparable prior period. This is attributed to the hiring and upgrading of personnel to staff and support the Company's expansion plans.

     General and Administrative. General and administrative costs increased 21% to $402,438 for the six months ended December 31, 1996 from $332,017 for the six months ended December 31, 1995. Furthermore, general and administrative costs as a percentage of revenues for the six months ended December 31, 1996 increased to 23% from 22% for the comparable prior period. Higher costs with respect to rent, professional fees and other expenses were due to the expansion of the Company and its status as a publicly traded entity.

     Other Income (Loss). Other income (loss) increased 185% to $10,399 for the six months ended December 31, 1996 from ($12,258) for the six months ended December 31, 1995. Other income (loss) as a percentage of revenues for the six months ended December 31, 1996 increased to 1% from (1%) for the six months ended December 31, 1995. Other loss in the prior period pertained to interest expense relating to a past private placement financing. This debt was satisfied in full on November 20, 1996. In addition, in the current period, investment income was generated from the initial public offering proceeds. These funds were conservatively invested as follows: money market funds (62%), short-term government securities (17%), investment grade corporate bonds (14%) and a small, diversified portfolio of marketable equity securities (7%).

     Provision for Income Taxes. The Company's tax expense for the six months ended December 31, 1996 and 1995 was $1,179 and $1,195, respectively. Such expense represents state franchise taxes. The Company did not have taxable Federal income for the two six month periods as a result of net operating loss carryforwards.

     Net Income (loss). Net income (loss) for the six months ended December 31, 1996 decreased to ($8,221) from $126,473 for the comparable 1995 period. As discussed above, this decrease was primarily due to higher cost of services and sales and marketing expenditures made as an investment in the Company's infrastructure in anticipation of future growth.

Liquidity and Capital Resources

     At December 31, 1996, the Company had working capital surplus of $4,257,046 compared to a working capital deficit of $464,426 at June 30, 1996. This change in working capital was primarily due to the Company's completion of its initial public offering on November 18, 1996.

     Net cash used in operating activities was $82,658 for the six months ended December 31, 1996 versus cash provided by operating activities of $52,376 in the prior comparable period. The decline is attributable to the decrease in net income (loss) from the six month period ended December 31, 1995 to the same period in the current year: $127,668 in 1995 versus ($8,221) in 1996.

     Net cash used in investing activities was $1,124,283 for the six months ended December 31, 1996 versus $72,198 for the comparable prior period. Additional investing activity occurred primarily in the second quarter of the 1997 fiscal year when the net proceeds from the initial public offering were received.

     Net cash provided by financing activities was $4,294,155 for the six months ended December 31, 1996 primarily as the result of proceeds realized from the initial public offering. A portion of the proceeds were utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently the due dates of the notes were extended to December 31, 1996. On November 20, 1996, the notes were repaid in full.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedngs.
                       Not applicable.

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








                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NAM CORPORATION

Date:  February 11, 1997                      By: /s/ Roy Israel
                                                  --------------
                                                  Roy Israel, President and CEO

Date:  January 24, 1997                       By: /s/ Charles A. Merola
                                                  ---------------------
                                                  Charles A. Merola, Vice
                                                  President and CFO