Form 10QSB
period 1997-03-31
NAM CORP
filed 1997-05-15
CIK 925741

________________________________________________________________________________

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the nine months period ended March 31, 1997

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         Commission File Number: 0-21419

                                 NAM CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                      23-2753988
---------------------------------             ----------------------------------
  (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                   Identification No.)

                             1010 Northern Boulevard
                           Great Neck, New York 11021
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

As of May 12, 1997, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes__  No _X_


________________________________________________________________________________

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                  Page
                                                                ------

 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
           March 31, 1997 and June 30, 1996                        3

          Consolidated Statements of Operations
           for the three month and nine month
           periods ended March 31, 1997 and 1996                   4

          Consolidated Statements of Cash Flows
            for the nine month periods ended
            March 31, 1997 and 1996                                5

          Notes to Consolidated Financial Statements               6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                           7-11



PART II. OTHER INFORMATION                                       12
         Exhibit 27: Financial Data Schedule                     13

                                 NAM CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                          March 31, 1997                    June 30, 1996
                                                                           (unaudited)
                                   ASSETS:

Current assets:
  Cash and cash equivalents                                             $      1,009,662                $            31,474
  Securities available for sale                                                2,922,254                                  -
  Accounts receivable (net of allowance for doubtful accounts)                   378,558                            455,956
  Other receivables                                                               41,890                              5,873
  Prepaid assets                                                                  73,080                             53,010
                                                                     --------------------             ----------------------
     Total current assets                                                      4,425,444                            546,313
                                                                     --------------------             ----------------------

Furniture and equipment, net                                                     207,178                            216,507
Organization costs, net                                                           23,225                             29,669
Deferred offering costs                                                                -                            112,001
Other assets                                                                      44,256                             34,503
                                                                     --------------------             ----------------------
     Total noncurrent assets                                                     274,659                            392,680
                                                                     --------------------             ----------------------

     Total assets                                                       $      4,700,103                $           938,993
                                                                     ====================             ======================


                    LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                      $        168,905                $           239,261
  Accrued liabilities and dividends payable                                      126,758                            199,571
  Accrued payroll and employee benefits                                           27,131                             45,527
  Deferred revenue                                                               144,876                            126,380
  Notes payable-private placement                                                      -                            400,000
                                                                     --------------------             ----------------------
     Total current liabilities                                                   467,670                          1,010,739
                                                                     --------------------             ----------------------

Stockholders' equity:
  Preferred stock ($0.001 par value, 5,000,000 shares authorized;
    none issued)                                                     $                 -                $                 -
  Common stock ($0.001 par value, 15,000,000 shares authorized;
    3,334,978 and 1,813,075 shares issued, respectively)                           3,335                              1,813
  Paid-in capital                                                              4,602,761                             28,739
  Accumulated deficit                                                           (338,824)                          (101,990)
  Unrealized loss on securities available for sale                               (34,608)                                 -
  Unearned compensation                                                             (231)                              (308)
                                                                     --------------------             ----------------------
     Total stockholders' equity                                                4,232,433                            (71,746)
                                                                     --------------------             ----------------------

     Total liabilities and stockholders' equity                         $      4,700,103                $           938,993
                                                                     ====================             ======================

See notes to consolidated financial statements.

                                 NAM CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Three Months Ended March 31,                     Nine Months Ended March 31,
                                                   1997                 1996                     1997                 1996
                                            ----------------     ----------------          ----------------      ----------------
Revenues                                      $     739,034         $    682,022               $ 2,474,654           $ 2,204,178

Operating costs and expenses:
  Cost of services                                  177,660              159,493                   610,183               505,123
  Sales and marketing expenses                      533,610              321,681                 1,451,710             1,026,264
  General and administrative expenses               316,672              221,896                   719,110               553,913
                                            ----------------     ----------------          ----------------      ----------------
     Total operating costs and expenses           1,027,942              703,070                 2,781,003             2,085,300
                                            ----------------     ----------------          ----------------      ----------------

Income (loss) from operations                      (288,908)             (21,048)                 (306,349)              118,878

Other income                                         63,063               15,663                    73,462                 3,405

                                            ----------------     ----------------          ----------------      ----------------
Income (loss) before income taxes                  (225,845)              (5,385)                 (232,887)              122,283

Provision for income taxes                            2,766                2,330                     3,945                 3,525

                                            ----------------     ----------------          ----------------      ----------------
Net income (loss)                             $    (228,611)      $       (7,715)             $   (236,832)          $   118,758
                                            ================     ================          ================      ================

Net income (loss) per common share            $       (0.07)      $        (0.00)             $      (0.09)          $      0.06
                                            ================     ================          ================      ================

Weighted average common stock and
     common stock equivalents                     3,334,978            1,805,943                 2,572,168             1,947,504
                                            ----------------     ----------------          ----------------      ----------------



See notes to consolidated financial statements.

                                 NAM CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended March 31,
                                                                               1997                              1996
                                                                        -------------------               -------------------
Cash Flows from Operating Activities:
Net income (loss)                                                         $       (236,832)                 $        118,758
Adjustments to reconcile net income (loss) to net
   cash from operating activities:
Depreciation and amortization                                                       45,357                            34,094
Provision for bad debts                                                                  -                            15,622
(Gain) on sale of securities available for sale                                     (7,123)                                -
Earned portion of stock bonus plan                                                      77                               426
Decrease (increase) in accounts receivable                                          77,398                           (25,786)
(Increase) decrease in other receivables                                           (36,017)                            5,919
Increase in prepaid expenses                                                       (20,070)                          (39,023)
(Increase) decrease in other assets                                                 (9,752)                           14,927
(Decrease) increase in accounts payable and accrued liabilities                   (143,169)                           33,507
Decrease in accrued payroll and employee benefits                                  (18,396)                          (20,317)
Increase in deferred revenues                                                       18,496                             6,614
                                                                        -------------------               -------------------
            Net cash (used in) provided by operating activities                   (330,031)                          144,741
                                                                        -------------------               -------------------

Cash Flows from Investing Activities:
Purchases of securities available for sale                                      (3,309,429)                                -
Proceeds from sales of securities available for sale                               362,373                                 -
Purchases of furniture and equipment                                               (32,263)                          (96,562)
Increase in organization costs                                                           -                            (1,080)
                                                                        -------------------               -------------------
           Net cash used in investment activities                               (2,979,319)                          (97,642)
                                                                        -------------------               -------------------

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs                                  4,575,537                                 -
Repayment of notes payable                                                        (400,000)                                -
Decrease (increase) in deferred offering costs                                     112,001                           (32,500)
                                                                        -------------------               -------------------
           Net cash provided by (used in) financing activities                   4,287,538                           (32,500)
                                                                        -------------------               -------------------

Net increase in cash                                                               978,188                            14,599
Cash and cash equivalents at beginning of period                                    31,474                            56,070

                                                                        -------------------               -------------------
Cash and cash equivalents at end of period                                 $     1,009,662                 $          70,669
                                                                        ===================               ===================



See notes to consolidated financial statements.

                                 NAM CORPORATION



                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of operations for the three and nine month periods ended March 31, 1997 and 1996 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 1997 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the operating results expected for the full year.

2. The Company completed its initial public offering on November 18, 1996 and the over-allotment on December 3, 1996, which, in the aggregate, consisted of 1,460,000 units, realizing $4,947,849 in net proceeds exclusive of offering costs. Each unit included one share of common stock and one redeemable warrant exercisable at $6.00 per share.

3. Cash and cash equivalents consist of cash, money market funds and securities with a maturity at date of purchase of three months or less. Securities available for sale consist of government securities, corporate bonds and marketable equity securities.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. Forward-looking statements contained herein involve risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors including changes in the markets and/or regions currently served by the Company and in those markets and/or regions that the Company may expand into; changes in the insurance industry; the Company's inability to retain current or new hearing officers; and changes in the public court system.

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

     The Company opened for business in March 1992 in New York and currently has offices in New York, Pennsylvania, Massachusetts, Tennessee, South Carolina and the Midwest. The Midwest region, with headquarters in Wisconsin, commenced operations in the third quarter of the 1997 fiscal year.

     The Company's objective is to become the leading provider of ADR services nationally. To accomplish this goal, the Company plans to open up new offices in states where it does not presently have offices, which may include the acquisition of existing ADR companies. In addition, the Company intends to increase its marketing of its ADR services to litigants in other types of disputes, including complex commercial issues, construction, employment and worker's compensation cases.

Third Quarter Ended March 31, 1997 Compared to Third Quarter Ended March 31,
1996

     Revenues. Revenues increased 8% to $739,034 for the third quarter ended March 31, 1997 from $682,022 for the comparable prior period. Management attributes this growth in sales to a higher level of business with existing as well as new clients in a majority of its offices. Excluding the Pennsylvania office, revenues for the other offices combined increased approximately 14% over the prior period.

     Management believes that the Pennsylvania office will continue to experience a lower volume of cases heard through the end of the fiscal year and into the 1998 fiscal year. The Company has focused its resources in re-staffing and rebuilding this location in an effort to reverse this trend. In addition, the current period includes approximately $13,000 from a new source of business. Such revenue relates to commissions earned from the referral of clients to a company specializing in structured settlements.

     Cost of Services. Cost of services increased 11% to $177,660 for the third quarter ended March 31, 1997 from $159,493 for the third quarter ended March 31, 1996. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues remained stable at 24% in the third quarter of fiscal year 1997 as compared to 23% in the third quarter of fiscal year 1996.

     Sales and Marketing. Sales and marketing costs increased 66% to $533,610 for the third quarter ended March 31, 1997 from $321,681 for the third quarter ended March 31, 1996. This expense category includes all salary and related payroll and employee benefit costs as well as advertising and promotional expenses. Sales-related employee commissions have risen based on the higher volume of business. Sales and marketing costs as a percentage of revenues increased to 72% in the third quarter of fiscal year 1997 from 47% in the third quarter of fiscal year 1996. This is attributed to the hiring and upgrading of personnel to staff and support the Company's expansion plans. For example, the Midwest region, with personnel in Wisconsin and Illinois, opened during the current period. In addition, at the end of the current quarter, the Company embarked on an advertising campaign with the goal of creating an increased national presence through a variety of media. Additional marketing expenditures are planned in the fourth quarter as well as in the 1998 fiscal year. Proceeds from the initial public offering are being utilized for this marketing effort.

     General and Administrative. General and administrative costs increased 43% to $316,672 for the third quarter ended March 31, 1997 from $221,896 for the third quarter ended March 31, 1996. Furthermore, general and administrative costs as a percentage of revenues increased to 43% in the third quarter of fiscal year 1997 from 33% for the comparable prior period. A portion of the increase relates to higher rent expense. To support business opportunities throughout the country, larger office space was obtained in four locations and new offices were opened in Wisconsin and Illinois. In addition, higher expenses were incurred in the third quarter of the fiscal year for professional fees and employee recruitment arising from the expansion of the Company as well as the overall additional costs of being a publicly traded entity.

     Other Income. Other income increased 303% to $63,063 for the third quarter ended March 31, 1997 from $15,663 for the third quarter ended March 31, 1996. Other income as a percentage of revenues increased to 9% in the third quarter of fiscal year 1997 from 2% in the third quarter of fiscal year 1996. The current period reflects the first full quarter of income generated from the investment of the initial public offering proceeds which have yet to be used in operations. Other income in the prior period was offset by interest expense relating to a past private placement financing. This debt was satisfied in full on November 20, 1996.

     Provision for Income Taxes. The Company's tax expense for the third quarter ended March 31, 1997 and 1996 was $2,766 and $2,330, respectively, and relates to state franchise taxes.

     Net Loss. Net loss for the third quarter ended March 31, 1997 increased to ($228,611) from ($7,715) for the comparable 1996 period. As discussed above, this decrease was primarily due to higher general and administrative expenditures as well as sales and marketing costs incurred as an investment in the Company's infrastructure in anticipation of future growth.


Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

     Revenues. Revenues increased 12% to $2,474,654 for the nine months ended March 31, 1997 from $2,204,178 for the comparable 1996 period. Management attributes this growth in sales to a higher level of business with existing as well as new clients in all offices other than Pennsylvania. Excluding Pennsylvania, revenues grew by 19% over the prior period for all other offices combined. Management believes that the Pennsylvania office will continue to experience a lower volume of cases heard through the end of the fiscal year and into the 1998 fiscal year. The Company has focused its resources in re-staffing and rebuilding this location in an effort to reverse this trend. In addition, in the third quarter of this fiscal year, approximately $13,000 of revenues were generated from commissions earned from an arrangement with a company specializing in structured settlements.

     Cost of Services. Cost of services increased 21% to $610,183 for the nine months ended March 31, 1997 from $505,123 for the nine months ended March 31, 1996. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues increased slightly to 25% in the first nine months of fiscal year 1997 from 23% in the comparable prior period.

     Sales and Marketing. Sales and marketing costs increased 41% to $1,451,710 for the nine months ended March 31, 1997 from $1,026,264 for the nine months ended March 31, 1996. Sales-related employee commissions have risen based on the higher volume of business. Furthermore, sales and marketing costs as a percentage of revenues for the nine months ended March 31, 1997 increased to 59% from 47% for the comparable prior period. This is attributed to the hiring and upgrading of personnel to staff and support the Company's expansion plans as evidenced by the opening of the Midwest region during the third quarter of 1997.

     General and Administrative. General and administrative costs increased 30% to $719,110 for the nine months ended March 31, 1997 from $553,913 for the nine months ended March 31, 1996. Furthermore, general and administrative costs as a percentage of revenues for the nine months ended March 31, 1997 increased to 29% from 25% for the comparable prior period. Higher costs with respect to rent, professional fees and employee recruitment were due to the expansion of the Company and its status as a publicly traded entity.

     Other Income. Other income increased 2057% to $73,462 for the nine months ended March 31, 1997 from $3,405 for the nine months ended March 31, 1996. Other income as a percentage of revenues for the nine months ended March 31, 1997 increased to 3% from 0% for the nine months ended March 31, 1996. In the current period, investment income was generated from the proceeds of the initial public offering that have yet to be used in operations. Other income in the prior period was offset by interest expense relating to a past private placement financing. This debt was satisfied in full on November 20, 1996.

     Provision for Income Taxes. The Company's tax expense for the nine months ended March 31, 1997 and 1996 was $3,945 and $3,525, respectively. Such expense represents state franchise taxes.

     Net Income (loss). Net income (loss) for the nine months ended March 31, 1997 decreased to ($236,832) from $118,758 for the comparable 1996 period. As discussed above, this decrease was primarily due to higher general and administrative expenditures as well as sales and marketing costs incurred as an investment in the Company's infrastructure in anticipation of future growth.

Liquidity and Capital Resources

     At March 31, 1997, the Company had working capital surplus of $3,957,774 compared to a working capital deficit of $464,426 at June 30, 1996. This change in working capital was primarily due to the Company's completion of its initial public offering on November 18, 1996.

     Net cash used in operating activities was $330,031 for the nine months ended March 31, 1997 versus cash provided by operating activities of $144,741 in the prior comparable period. The decline is attributable to the decrease in net income (loss) from the nine month period ended March 31, 1996 to the same period in the current year: $118,758 in 1996 versus ($236,832) in 1997. Furthermore, upon receipt of the funds from the initial public offering, accounts payable and accrued expenses were paid down. This results in a use of operating funds.

     Net cash used in investing activities was $2,979,319 for the nine months ended March 31, 1997 versus $97,642 for the comparable prior period. Additional investing activity occurred primarily in the second and third quarters of the 1997 fiscal year when the net proceeds from the initial public offering were received. Initially, a majority of the proceeds was invested in money market funds which are considered cash equivalents. However, during the third quarter, a portion of these funds was invested in other short-term securities to achieve a better yield.

     Net cash provided by financing activities was $4,287,538 for the nine months ended March 31, 1997 primarily as the result of proceeds realized from the initial public offering. A portion of the proceeds were utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently the due dates of the notes were extended to December 31, 1996. On November 20, 1996, the notes were repaid in full.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
              Not applicable.

Item 2.  Changes in Securities.
              Not applicable.

Item 3.  Defaults upon Senior Securities.
              Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders.
              None.

Item 5.  Other information.
              Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)  Exhibits. See Exhibit 27.
         (b)  Reports on Form 8-K. Form 8-K, dated
              March 4, 1997, was filed on March 11, 1997 as there was a change in the Company's certifying accountant.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NAM CORPORATION

Date:  May 13, 1997                        By: /s/ Roy Israel
                                              ----------------------------------
                                               Roy Israel, President and CEO

Date:  May 13, 1997                        By: /s/ Patricia A. Giuliani-Rheaume
                                              ----------------------------------
                                               Patricia A. Giuliani-Rheaume,
                                               Vice President, Treasurer and CFO