Form 10QSB/A
period 1997-03-31
NAM CORP
filed 1997-09-22
CIK 925741

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                 FORM 10-QSB-A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the nine months period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 0-21419

                                NAM CORPORATION
------------------------------------------------------------------------------
         (Name of small business issuer as specified in its charter)

              Delaware                                 23-2753988
---------------------------------                  -------------------
  (State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)

                            1010 Northern Boulevard
                          Great Neck, New York 11021
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                (516) 829-4343
                          ---------------------------
                          (Issuer's Telephone Number,
                             Including Area Code)

                              ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


As of May 12, 1997, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes ___   No _X_

                                NAM CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION                                     Page
                                                                    ----

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

                                NAM CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                     March 31, 1997     June 30, 1996
                                                                       (unaudited)

                                   ASSETS:

Current assets:
  Cash and cash equivalents                                            $ 1,009,662       $    31,474
  Securities available for sale                                          2,922,254              --
  Accounts receivable (net of allowance for doubtful accounts)             378,558           455,956
  Other receivables                                                         41,890             5,873
  Prepaid assets                                                            73,080            53,010
                                                                       -----------       -----------
     Total current assets                                                4,425,444           546,313
                                                                       -----------       -----------

Furniture and equipment, net                                               207,178           216,507
Organization costs, net                                                     23,225            29,669
Deferred offering costs                                                       --             112,001
Other assets                                                                44,256            34,503
                                                                       -----------       -----------
     Total noncurrent assets                                               274,659           392,680
                                                                       -----------       -----------

     Total assets                                                      $ 4,700,103       $   938,993
                                                                       ===========       ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                     $   168,905       $   239,261
  Accrued liabilities and dividends payable                                126,758           199,571
  Accrued payroll and employee benefits                                     27,131            45,527
  Deferred revenue                                                         144,876           126,380
  Notes payable-private placement                                             --             400,000
                                                                       -----------       -----------
     Total current liabilities                                             467,670         1,010,739
                                                                       -----------       -----------

Stockholders' equity:
  Preferred stock ($0.001 par value, 5,000,000 shares authorized;
    none issued)                                                       $      --         $      --
  Common stock ($0.001 par value, 15,000,000 shares authorized;
    3,334,978 and 1,813,075 shares issued, respectively)                     3,335             1,813
  Paid-in capital                                                        4,766,261            28,739
  Accumulated deficit                                                     (502,324)         (101,990)
  Unrealized loss on securities available for sale                         (34,608)             --
  Unearned compensation                                                       (231)             (308)
                                                                       -----------       -----------
     Total stockholders' equity                                          4,232,433           (71,746)
                                                                       -----------       -----------

     Total liabilities and stockholders' equity                        $ 4,700,103       $   938,993
                                                                       ===========       ===========

See notes to consolidated financial statements

                                NAM CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              Three Months Ended March 31,        Nine Months Ended March 31,
                                                 1997              1996              1997              1996
                                             -----------       -----------       -----------       -----------

Revenues                                     $   739,034       $   682,022       $ 2,474,654       $ 2,204,178

Operating costs and expenses:
  Cost of services                               177,660           159,493           610,183           505,123
  Sales and marketing expenses                   533,610           321,681         1,451,710         1,026,264
  General and administrative expenses            316,672           221,896           767,110           553,913
                                             -----------       -----------       -----------       -----------
     Total operating costs and expenses        1,027,942           703,070         2,829,003         2,085,300
                                             -----------       -----------       -----------       -----------

Income (loss) from operations                   (288,908)          (21,048)         (354,349)          118,878

Other income (loss)                               63,063            15,663           (42,038)            3,405

                                             -----------       -----------       -----------       -----------
Income (loss) before income taxes               (225,845)           (5,385)         (396,387)          122,283

Provision for income taxes                         2,766             2,330             3,945             3,525

                                             ===========       ===========       ===========       ===========
Net income (loss)                            $  (228,611)      $    (7,715)      $  (400,332)      $   118,758
                                             ===========       ===========       ===========       ===========

Net income (loss) per common share           $     (0.07)      $     (0.00)      $     (0.16)      $      0.06
                                             ===========       ===========       ===========       ===========

Weighted average common stock and
     common stock equivalents                  3,334,978         1,805,943         2,572,168         1,947,504
                                             -----------       -----------       -----------       -----------



See notes to consolidated financial statements.

                                NAM CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended March 31,
                                                                         1997              1996
                                                                     -----------       -----------

Cash Flows from Operating Activities:
Net income (loss)                                                    $  (400,332)      $   118,758
Adjustments to reconcile net income (loss) to net
   cash from operating activities:
Depreciation and amortization                                             45,357            34,094
Provision for bad debts                                                     --              15,622
(Gain) on sale of securities available for sale                           (7,123)             --
Earned portion of stock bonus plan                                            77               426
Decrease (increase) in accounts receivable                                77,398           (25,786)
(Increase) decrease in other receivables                                 (36,017)            5,919
Increase in prepaid expenses                                             (20,070)          (39,023)
(Increase) decrease in other assets                                       (9,752)           14,927
(Decrease) increase in accounts payable and accrued liabilities         (143,169)           33,507
Decrease in accrued payroll and employee benefits                        (18,396)          (20,317)
Increase in deferred revenues                                             18,496             6,614
                                                                     -----------       -----------
            Net cash (used in) provided by operating activities         (493,531)          144,741
                                                                     -----------       -----------

Cash Flows from Investing Activities:
Purchases of securities available for sale                            (3,309,429)             --
Proceeds from sales of securities available for sale                     362,373              --
Purchases of furniture and equipment                                     (32,263)          (96,562)
Increase in organization costs                                              --              (1,080)
                                                                     -----------       -----------
           Net cash used in investment activities                     (2,979,319)          (97,642)
                                                                     -----------       -----------

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs                        4,739,037              --
Repayment of notes payable                                              (400,000)             --
Decrease (increase) in deferred offering costs                           112,001           (32,500)
                                                                     -----------       -----------
           Net cash provided by (used in) financing activities         4,451,038           (32,500)
                                                                     -----------       -----------

Net increase in cash                                                     978,188            14,599
Cash and cash equivalents at beginning of period                          31,474            56,070

                                                                     ===========       ===========
Cash and cash equivalents at end of period                           $ 1,009,662       $    70,669
                                                                     ===========       ===========



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

2. The Company completed its initial public offering on November 18, 1996 and the over-allotment on December 3, 1996, which, in the aggregate, consisted of 1,460,000 units, realizing approximately $4.7 million in net proceeds after offering costs. Each unit included one share of common stock and one redeemable warrant exercisable at $6.00 per share.

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

         General and Administrative. General and administrative costs increased 38% to $767,110 for the nine months ended March 31, 1997 from $553,913 for the nine months ended March 31, 1996. Furthermore, general and administrative costs as a percentage of revenues for the nine months ended March 31, 1997 increased to 31% from 25% for the comparable prior period. Higher costs with respect to rent, professional fees and employee recruitment were due to the expansion of the Company and its status as a publicly traded entity.

     Other Income (Loss). Other income (loss)changed to a loss of $42,038 for the nine months ended March 31, 1997 from income of $3,405 for the nine months ended March 31, 1996. In connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 upon the consummation of the initial public offering in the second quarter. Offsetting this expense was investment income generated from the proceeds of the initial public offering that have yet to be used in operations. Other income in the prior period was offset by interest expense relating to a past private placement financing. This debt was satisfied in full on November 20, 1996.

     Provision for Income Taxes. The Company's tax expense for the nine months ended March 31, 1997 and 1996 was $3,945 and $3,525, respectively. Such expense represents state franchise taxes.

     Net Income (loss). Net income (loss) for the nine months ended March 31, 1997 decreased to ($400,332) from $118,758 for the comparable 1996 period. As discussed above, this decrease was primarily due to higher general and administrative expenditures as well as sales and marketing costs incurred as an investment in the Company's infrastructure in anticipation of future growth. In addition, the current period was adversely affected by non-recurring charges incurred in connection with the initial public offering.

Liquidity and Capital Resources

     At March 31, 1997, the Company had working capital surplus of $3,957,774 compared to a working capital deficit of $464,426 at June 30, 1996. This change in working capital was primarily due to the Company's completion of its initial public offering on November 18, 1996.

         Net cash used in operating activities was $493,531 for the nine months ended March 31, 1997 versus cash provided by operating activities of $144,741 in the prior comparable period. The decline is attributable to the decrease in net income (loss) from the nine month period ended March 31, 1996 to the same period in the current year: $118,758 in 1996 versus ($400,332) in 1997. Furthermore, upon receipt of the funds from the initial public offering, accounts payable and accrued expenses were paid down. This results in a use of operating funds.

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

     Net cash provided by financing activities was $4,451,038 for the nine months ended March 31, 1997 primarily as the result of proceeds realized from the initial public offering. A portion of the proceeds were utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently the due dates of the notes were extended to December 31, 1996. On November 20, 1996, the notes were repaid in full.

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

                                NAM CORPORATION

Date:September 17, 1997                  By: /s/ Roy Israel
                                             ----------------------------------
                                             Roy Israel, President and CEO

Date:September 17, 1997                  By: /s/ Patricia A. Giuliani-Rheaume
                                             ----------------------------------
                                             Patricia A. Giuliani-Rheaume,
                                             Vice President, Treasurer and CFO