Form 10QSB/A
period 1997-06-30
NAM CORP
filed 1997-09-22
CIK 925741

________________________________________________________________________________

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________

                                 FORM 10-QSB-A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the six months period ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-21419

                                NAM CORPORATION
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


              Delaware                                      23-2753988
----------------------------------                      -------------------
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

                           ________________________

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---     ---
         As of February 10, 1997, 3,334,978 shares of common stock of the issuer were outstanding.

         Transitional small business disclosure format (check one):
Yes     No X
    ---   ---
________________________________________________________________________________

                                NAM CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----

 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
            December 31, 1996 and June 30, 1996                              3

          Consolidated Statements of Operations for the
            three month and six month periods ended
            December 31, 1996 and 1995                                       4

          Consolidated Statements of Cash Flows for the
            six month periods ended
            December 31, 1996 and 1995                                       5

          Notes to Consolidated Financial Statements                         6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7-11

PART II.  OTHER INFORMATION                                                  12

          Exhibit 27:  Financial Data Schedule                               13

                                NAM CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,    June 30,
                                                                        1996           1996
                                                                        ----           ----
                                                                     (Unaudited)
                             ASSETS
                             ------
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 3,118,688         31,474
   Securities available for sale                                      1,239,568           --
   Accounts receivables (net of allowance for doubtful accounts)        443,316        455,956
   Other receivables                                                     12,895          5,873
   Prepaid assets                                                        96,621         53,010
                                                                    --------------------------
          Total current assets                                        4,911,088        546,313
                                                                    --------------------------
   Furniture and equipment, net                                         201,292        216,507
   Organization costs, net                                               25,373         29,669
   Deferred offering costs                                                   --        112,001
   Other assets                                                          27,823         34,503
                                                                    --------------------------
         Total noncurrent assets                                       254,488         392,680
                                                                    --------------------------
          Total assets                                              $ 5,165,576        938,993
                                                                    ==========================
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                 $   139,674        239,261
   Accrued liabilities and dividends payable                            232,689        199,571
   Accrued payroll and employee benefits                                 56,046         45,527
   Payable for securities purchased                                     116,718             --
   Deferred revenues                                                    108,915        126,380
   Notes payable-private placement                                           --        400,000
                                                                    --------------------------
          Total current liabilities                                     654,042      1,010,739
                                                                    --------------------------

                      STOCKHOLDERS' EQUITY (DEFICIT)
                      ------------------------------
   Preferred stock ($.001 par value, 5,000,000 shares authorized;
     none issued)                                                   $        --             --
   Common stock ($.001 par value, 15,000,000 shares authorized;
     3,334,978 and 1,813,075 shares issued, respectively)                 3,335          1,813
   Paid-in capital                                                    4,772,899         28,739
   Accumulated deficit                                                 (273,711)      (101,990)
   Unrealized gain on securities available for sale                       9,293             --
   Unearned compensation - stock bonus plan                                (282)          (308)
                                                                    --------------------------
          Total stockholders' equity (deficit)                        4,511,534        (71,746)
                                                                    --------------------------
          Total liabilities and stockholders' equity (deficit)      $ 5,165,576        938,993
                                                                    ==========================

See notes to consolidated financial statements.

                                NAM CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three Months Ended December 31,   Six Months Ended December 31,
                                              1996           1995              1996           1995
                                              ----           ----              ----           ----
REVENUES                                 $   922,176    $   746,328        $ 1,735,620    $ 1,522,156
                                         -----------    -----------        -----------    -----------
OPERATING COSTS AND EXPENSES:
   Cost of services                          235,441        170,687            432,523        345,630
   Sales and marketing expenses              501,798        348,828            918,100        704,583
   General and administrative expenses       268,558        170,536            450,438        332,017
                                         -----------    -----------        -----------    -----------
   Total operating costs and expenses      1,005,797        690,051          1,801,061      1,382,230
                                         -----------    -----------        -----------    -----------
INCOME (LOSS) FROM OPERATIONS                (83,621)        56,277            (65,441)       139,926
                                         -----------    -----------        -----------    -----------
OTHER INCOME (LOSS)                          (98,247)        (5,645)          (105,101)       (12,258)
                                         -----------    -----------        -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES           (181,868)        50,632           (170,542)       127,668
                                         -----------    -----------        -----------    -----------
PROVISION FOR INCOME TAXES                      (836)          0.00              1,179          1,195
                                         -----------    -----------        -----------    -----------
NET INCOME (LOSS)                        $  (181,032)   $    50,632        $  (171,721)   $   126,473
                                         ===========    ===========        ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE       $    (0.072)   $     0.026        $    (0.078)   $     0.065
                                         ===========    ===========        ===========    ===========
WEIGHTED AVERAGE COMMON STOCK AND
   COMMON STOCK EQUIVALENTS                2,523,130      1,947,504          2,199,055      1,947,504
                                         ===========    ===========        ===========    ===========

See notes to consolidated financial statements.

                                NAM CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months Ended December 31,
                                                                    1996           1995
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                               $  (171,721)       127,668
                                                                --------------------------
Adjustments to reconcile net income to net cash from
   operating activities:
Depreciation and amortization                                        38,277         44,558
Earned portion of stock bonus plan                                       26            191
Increase (decrease) in cash resulting from changes in
   operating assets and liabilities:
     Accounts receivables                                            12,640        (65,497)
     Other receivables                                               (7,022)        (9,032)
     Prepaid expenses                                               (43,611)       (55,610)
     Other assets                                                    (1,332)       (13,803)
     Accounts payable and accrued liabilities                       (66,469)        50,571
     Accrued payroll and employee benefits                           10,519        (12,173)
     Deferred revenues                                              (17,465)       (14,497)
                                                                --------------------------
          Net cash provided by (used in) operating activities      (246,158)        52,376
                                                                --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale                       (1,229,031)            --
Increase in payable for securities purchased                        116,718             --
Purchases of furniture and equipment                                (11,970)       (63,373)
Increase in organization costs                                           --         (8,825)
                                                                --------------------------
          Net cash used in investment activities                 (1,124,283)       (72,198)
                                                                --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs                   4,745,654             --
Repayment of notes payable                                         (400,000)            --
Decrease in deferred offering costs                                 112,001             --
                                                                --------------------------
          Net cash provided by financing activities               4,457,655             --
                                                                --------------------------
Net increase (decrease) in cash                                   3,087,214        (19,822)
Cash and cash equivalents at beginning of period                     31,474         56,070
                                                                --------------------------
Cash and cash equivalents at end of period                      $ 3,118,688         36,248
                                                                ==========================

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

     General and Administrative. General and administrative costs increased 57% to $268,558 for the second quarter ended December 31, 1996 from $170,536 for the second quarter ended December 31, 1995. Furthermore, general and administrative costs as a percentage of revenues increased to 29% in the second quarter of fiscal year 1997 from 23% for the comparable prior period. A portion of the increase relates to rent expense. To support business opportunities throughout the country, larger office space was obtained in four locations and a new office was opened in South Carolina. In addition, higher expenses were incurred in the second quarter of the fiscal year for professional fees (a large portion of which was related to the initial public offering) and employee recruitment arising from the expansion of the Company as well as the overall additional costs of being a publicly traded entity.

     Other Income (Loss). Other loss increased to ($98,247) for the second quarter ended December 31, 1996 from ($5,645) for the second quarter ended December 31, 1995. In connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 upon the consummation of the initial public offering in the second quarter. Other loss in the prior period was primarily composed of interest expense relating to a past private placement financing. This debt was satisfied in full on November 20, 1996. In addition, in the current period, investment income was generated from the initial public offering proceeds. These funds were conservatively invested as follows: money market funds (62%), short-term government securities (17%), investment grade corporate bonds (14%) and a small, diversified portfolio of marketable equity securities (7%)

         Provision for Income Taxes. The Company's tax expense (benefit) for the second quarter ended December 31, 1996 and 1995 was ($836) and $0, respectively. The current year benefit relates to a reduction in state franchise taxes due to the Company's net loss.

     Net Income (Loss). Net income (loss) for the second quarter ended December 31, 1996 decreased to ($181,032) from $50,632 for the comparable 1995 period. As discussed above, this decrease was primarily due to higher cost of services and sales and marketing expenditures made as an investment in the Company's infrastructure in anticipation of future growth. In addition, the current period was adversely affected by non-recurring charges incurred in connection with the initial public offering.


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

         General and Administrative. General and administrative costs increased 36% to $450,438 for the six months ended December 31, 1996 from $332,017 for the six months ended December 31, 1995. Furthermore, general and administrative costs as a percentage of revenues for the six months ended December 31, 1996 increased to 26% from 22% for the comparable prior period. Higher costs with respect to rent and professional fees were due to the expansion of the Company and its status as a publicly traded entity.

     Other Income (Loss). Other income (loss) decreased to ($105,101) for the six months ended December 31, 1996 from ($12,258) for the six months ended December 31, 1995. In connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 upon the consummation of the initial public offering in the second quarter. Other loss in the prior period pertained to interest expense relating to a past private placement financing. This debt was satisfied in full on November 20, 1996. In addition, in the current period, investment income was generated from the initial public offering proceeds. These funds were conservatively invested as follows: money market funds (62%), short-term government securities (17%), investment grade corporate bonds (14%) and a small, diversified portfolio of marketable equity securities (7%).

     Provision for Income Taxes. The Company's tax expense for the six months ended December 31, 1996 and 1995 was $1,179 and $1,195, respectively. Such expense represents state franchise taxes.

     Net Income (loss). Net income (loss) for the six months ended December 31, 1996 decreased to ($171,721) from $126,473 for the comparable 1995 period. As discussed above, this decrease was primarily due to higher cost of services and sales and marketing expenditures made as an investment in the Company's infrastructure in anticipation of future growth. In addition, the current period was adversely affected by non-recurring charges incurred in connection with the initial public offering.

Liquidity and Capital Resources

     At December 31, 1996, the Company had working capital surplus of $4,257,046 compared to a working capital deficit of $464,426 at June 30, 1996. This change in working capital was primarily due to the Company's completion of its initial public offering on November 18, 1996.

     Net cash used in operating activities was $246,158 for the six months ended December 31, 1996 versus cash provided by operating activities of $52,376 in the prior comparable period. The decline is attributable to the decrease in net income (loss) from the six month period ended December 31, 1995 to the same period in the current year: $127,668 in 1995 versus ($171,721) in 1996.

     Net cash used in investing activities was $1,124,283 for the six months ended December 31, 1996 versus $72,198 for the comparable prior period. Additional investing activity occurred primarily in the second quarter of the 1997 fiscal year when the net proceeds from the initial public offering were received.

     Net cash provided by financing activities was $4,457,655 for the six months ended December 31, 1996 primarily as the result of proceeds realized from the initial public offering. A portion of the proceeds were utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently the due dates of the notes were extended to December 31, 1996. On November 20, 1996, the notes were repaid in full.

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

                                           NAM CORPORATION

Date:  September 17, 1997                  By: /s/ Roy Israel
                                               --------------------------------
                                                   Roy Israel, President and CEO

Date:  September 17, 1997                  By: /s/ Patricia A. Giuliani-Rheaume
                                               --------------------------------
                                                   Patricia A. Giuliani-Rheaume
                                                   Vice President, Treasurer &
                                                   Chief Financial Officer