Form 10-K
period 1997-06-30
NAM CORP
filed 1997-10-14
CIK 925741

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21419

                                 NAM CORPORATION
                                 ---------------
           (Name of small business issuer as specified in its charter)


         Delaware                                           23-2753988
         --------                                           ----------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


                       1010 NORTHERN BOULEVARD, SUITE 336
                           GREAT NECK, NEW YORK 10021
                           --------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock .001 Par Value                 NASDAQ Small Cap Market
Warrants                                    NASDAQ Small Cap Market
Units                                       NASDAQ Small Cap Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.|X|

State issuer's revenues for its most recent fiscal year.  $3,377,062
                                                          ----------

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 18, 1997 is $ 6,554,054.

As of September 18, 1997, 3,334,978 shares of common stock of the issuer were outstanding.


                  DOCUMENTS INCORPORATED BY REFERENCE

                  Part I.  --  None      Part II.  --  None
                  Part III.  --  Proxy statement to be filed by October 28, 1997


Transitional Small Business Disclosure Format   Yes____  No__X__

                                     PART I

         From time to time, including in this annual report on Form 10-KSB, NAM Corporation (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: changes in the markets and/or regions currently served by the Company and in those markets and/or regions that the Company may expand into; changes in the insurance industry; the Company's inability to retain current or new hearing officers; and changes in the public court system.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

         The Company provides alternative dispute resolution ("ADR") services principally to insurance companies, law firms, large self-insured corporations and municipalities. An ADR proceeding is designed to replace the public court system as a forum for resolving civil disputes. The Company offers its clients personalized attention and access to qualified hearing officers (generally retired judges) to either mediate or arbitrate their disputes. The cases currently handled by the Company are primarily disputes involving claims for injury to persons or property allegedly arising out of acts of negligence and are usually covered primarily by insurance. The Company believes it is one of the leading providers of ADR services in New York State based upon the number of cases processed since 1993. The Company has offices currently located in New York, Massachusetts, Pennsylvania, South Carolina, Tennessee and Wisconsin, through which it has the ability to provide ADR services on a nationwide basis with a roster of over 900 qualified hearing officers.

         The Company believes that the ADR business is a growing service industry based upon the continuing inability of the public court system to manage effectively its docket of civil cases. An ADR proceeding is intended to streamline the traditional cumbersome public litigation process. As compared to the public court system, an ADR proceeding generally offers litigants a faster resolution, confidentiality, reduced expense, flexibility in procedures and solutions, and control over the process. The ADR proceeding also has the potential to preserve business relations among the parties because of its less adversarial nature and potential for a prompt resolution.

         The Company's objective is to become one of the leading providers of ADR services on a national basis. The Company intends to achieve this goal by employing the following strategies. Firstly, the Company intends to open offices in regions where it does not presently have an office. During the second half of the fiscal year ended June 30, 1997, the Company established an office in Wisconsin with an additional location in Illinois to cover the midwest region of the country. Secondly, management seeks and reviews opportunities to acquire companies with a market niche in desirable locations. Thirdly, the Company is pursuing exclusive agreements with the home offices of large corporations in order to obtain contracts on a national basis. Finally, the

Company intends to increase awareness of its services beyond the insurance market by creating and executing a large- scale advertising campaign.

         The Company believes that the domestic ADR industry is, other than a few national entities, generally fragmented into small ADR service providers. The Company further believes that the trend in the ADR industry is towards consolidation of providers who are capable of offering national and regional ADR programs. The Company's planned expansion will enable it to exploit this trend. In addition, the Company intends to increase its marketing of its ADR services to litigants in other types of disputes, including complex commercial issues, construction, employment and worker's compensation cases.

         The Company was formed on January 12, 1994 under the laws of the State of Delaware. On October 31, 1994 the Company acquired all of the outstanding common stock of National Arbitration & Mediation, Inc. ("NA&M"), a New York corporation, formed on February 6, 1992, which was owned by the Company's Chief Executive Officer and President, and the Company's Executive Vice President. NA&M began operations in March 1992 as a provider of ADR services.

Services Offered

         Arbitration. The Company's arbitration procedure follows a format which is essentially similar to a non-jury trial in the public court system. This procedure is designed to grant the parties a forum in which to present their cases, while at the same time sparing the litigants the time delays and some of the cumbersome procedures commonly associated with public court trials. The Company's hearings are generally governed by its rules of procedure. The parties, however, may depart from these rules and proceed in the fashion they deem desirable for the resolution of the case. The parties select a panel member from the Company's list of hearing officers.

         The hearings are non-public, thereby providing a level of confidentiality not readily available in the public court system. Subject to the parties' agreement, the proceedings may include discovery, examination of non-party witnesses, the filing of post-hearing briefs and other matters that may arise in the conduct of non-jury trials.

         The arbitrations are usually one of the following: (i) a regular arbitration, in which the hearing officer has authority to issue a ruling and/or award a remedy without limitations; (ii) a "high/low" arbitration, where the parties may choose to set the parameters of the award by pre-selecting the high and low dollar limits that can be awarded by the hearing officer; and (iii) the so-called "baseball" arbitration, which typically involves the submission by each party of their last best figure and the reason why it should be accepted; the hearing officer's binding recommendation is restricted to either one figure or the other. These types of arbitration are not exclusive, and the hearing officers may fashion remedies in accordance with whatever parameters are agreed to by the parties.

         Generally arbitration decisions are binding in nature and, unless otherwise stipulated by the parties, are appealable in only limited circumstances in the public court system. The Company does not currently offer any type of appeal procedure. The Company's arbitration decisions are generally enforceable in the public court system by following prescribed filing procedures in the applicable local jurisdiction.

         Mediation (Settlement Conferencing). The mediation method used by the Company is settlement conferencing, in essence a non-binding process. The principal advantage of settlement conferencing is that it provides an opportunity for parties to reach an early, amicable resolution without undue expense and time-consuming litigation. The voluntary process of settlement conference mediation can be an effective tool for a wide variety of disputes, including tort claims and commercial conflicts.

         Settlement conferences are attended by each party to the dispute and/or a representative of each party and a hearing officer selected by the parties from a list available in the applicable region. Each party may choose to submit a settlement conference memorandum setting forth a brief summary of facts, indicating, for example, why each party has or does not have liability and, if applicable, a statement of the party's damage. At the settlement conference, each party is given an opportunity to describe the facts of the case and explain its position. Thereafter, the hearing officer meets privately with each side on an alternating basis to evaluate their respective cases, and receives proposed concessions that each party might make, and potential settlement figures that each party may offer, with a view toward guiding the parties to the settlement of their dispute. Discussion concerning settlement figures and possible concessions and potential settlement figures are typically not discussed between a party and the hearing officer without the other party's express consent to disclosing its position. In many instances, the settlement conference procedure results in the resolution of all issues.

         Other ADR Services. In addition to mediations and arbitrations, the Company offers, among other services, advisory opinions and specialized dispute resolution programs depending on the parties' particular needs. The Company also offers Case Resolution Days which are events usually scheduled at an insurance company client's office in which the Company arranges for parties to hold high volume direct settlement meetings without the participation of a hearing officer. In the event that the individual meetings do not resolve the dispute, the Company provides a hearing officer to mediate the dispute if the parties wish to pursue settlement.

         On-Line Case Management Software Service. It is currently expected that during fiscal 1998 the Company will offer to its clients the ability to be "on-line" with the Company. This will enable clients to submit cases electronically and to review the status of their cases from their offices. This service will also allow them to integrate their arbitration calendar into their offices' case-management system. As of June 30, 1997, the Company maintains an e-mail address and offers analog and digital communications capabilities. By providing customized software to clients, clients will be able to prepare case submission files and send them, through a modem, either individually or in batches to the Company's system. The submissions are expected to be entered on a daily basis by the Company. Clients will also be able to utilize an in-house "Bulletin Board" type system to access updates in software, rosters and schedules of hearing officers, status of hearings and promotional materials. In addition, the Company presently maintains an Internet Website. The Company plans to enhance the Website to enable clients to review rosters and schedules of hearing officers and promotional material, and to submit cases directly. It is expected that this Internet service will be available during fiscal 1998.

         Video Conferencing. The Company has the ability to offer video conferencing capabilities to its clients which allow them to participate and observe hearings without leaving their offices and thereby reducing certain costs to the client associated with the ADR process. This capability allows the Company to provide services to a wider range of clients on a geographical basis. In addition, the video conferencing equipment, which can be purchased or leased directly from the Company, has applications beyond the ADR area for clients.

Marketing and Sales

         As of September 18, 1997, the Company employed 18 account representatives to market its ADR services. Account representatives solicit prospective clients through telemarketing efforts and in-person meetings. They also provide presentations, educational seminars relating to ADR services and periodic monitoring of a client's ADR activity. Account representatives are typically compensated based upon a draw against commissions earned which are based on total collected revenue from a representative's clients.

         In the New York office, account executives are grouped into sales teams, which are directly managed by supervisors who are also account executives. The supervisors in the New York office, as well as account executives in the regional offices, are supervised directly by a regional manager. Regional managers report to the Executive Vice President and the Chief Executive Officer. Several of the employment agreements with regional managers provide for additional compensation based on the profits of the manager's operation.

         With regard to the hiring and training of account executives, they are usually interviewed by each office's regional manager and then by the Executive Vice President or Chief Executive Officer. Account executives are trained by a supervisor, or the office's regional manager, over approximately a two-week period. This training period can vary depending on the overall abilities of each candidate, the level or lack of prior experience and their aptitude to assimilate the required marketing skills. The training includes the development of sales techniques and the introduction to customers of the Company. After this initial period, the new account executive's performance is closely monitored. In addition, staff meetings are generally held twice a week to review progress against goals and to enhance marketing skills.

         The majority of clients of the Company are insurance carriers and law firms. One insurance company customer represented approximately 14% and 15% of total revenues for the years ended June 30, 1997 and 1996, respectively. However, the Company works with more than 70 individual offices of the insurance company, which in total equal the aforementioned percentages of revenue. The next largest insurance company customer represented less than 3% and 4% of revenues for the years ended June 30, 1997 and 1996, respectively. The balance of the revenue base is distributed among approximately 1,950 and 1,800 clients, respectively, in fiscal 1997 and 1996.

          The Company, when appropriate, seeks membership contracts with its clients. For an annual fee, an exclusivity arrangement or a commitment to refer a minimum volume of cases, members will receive a discount on each case referred to the Company. As of September 18, 1997, the Company had in excess of 40 written contracts. Further, the Company is devoting its efforts to obtaining volume commitments from existing and new clients.

Competition

         The ADR business is highly competitive, both on a national and regional level. Management believes that barriers to entry in the ADR business are relatively low, and new competitors can begin doing business relatively quickly. The basis of this belief is that the provision of ADR services only requires the consent of all parties to a dispute to submit their dispute to be resolved through a proposed ADR provider. There are two types of competitors, not-for-profit and for-profit entities. The Company believes the largest not-for-profit competitor is the American Arbitration Association which has significant market share in complex commercial cases. The insurance industry has also continued its support for Arbitration Forums, a not-for-profit organization created to service primarily the insurance subrogation market.

         The Company believes that the domestic ADR industry is, other than a few national entities, generally fragmented into small ADR service providers. The Company believes that Judicial Arbitration Mediation Services, Inc./Endispute ("JAMS") is the largest for-profit ADR provider in the country. In New York State, the Company's competitors include, among others, Settlement Systems, Inc., Expedite NYC, JAMS, Resolute, Inc. and Island Arbitration and Mediation. In addition, several public court systems, including the federal and certain state courts in New York, the Company's major market, have instituted court coordinated programs. To the extent that the public courts reduce case backlogs and provide effective dispute resolution mechanisms, the Company's business opportunities in such markets may be significantly reduced.

         Increased competition could decrease the fees the Company is able to charge for its services, and limit the Company's ability to obtain experienced hearing officers, and thus could have a materially adverse effect on the Company's ability to be profitable in the future. In addition, the Company competes with other ADR providers to retain the services of qualified hearing officers.

         As compared to the majority of its competitors, the Company believes that it competes based primarily upon reputation, price, and the ability to manage scheduling of hearings effectively. The management of the Company believes it has certain advantages which enable it to better serve its clients. These advantages include (1) exclusive agreements with qualified hearing officers, who are generally former judges, (2) software that provides detailed case management reporting that can be customized to meet a client's needs, (3) account executives dedicated to specified clients, (4) the ability to monitor and control the scheduling of matters, and (5) videoconferencing capability which allows clients to participate or observe a proceeding without leaving their office. There can be no assurance, however, that these perceived advantages will enable the Company to compete successfully in the future.

Government Regulation

         ADR services that are offered by private companies, such as the Company, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.

Employees

         As of September 18, 1997, the Company employed 41 persons, including 2 part-time employees; of these, 3 were in executive positions, one of which devotes substantially all her attention to sales; 1 performs the duties of a hearing officer/regional manager; 23 were sales managers and sales account representatives and 14 were engaged in administrative and clerical activities.

Hearing Officers

         As of September 18, 1997, the Company maintained relationships with over 900 hearing officers and has exclusive agreements with respect to ADR proceedings with approximately 40 of them. These hearing officers accounted for approximately 57% of the number of cases handled by the Company for the year ended June 30, 1997. The balance of non-exclusive hearing officers make their services available to the Company on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of the Company's roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings. All active hearing officers are requested to execute confidentiality agreements regarding the Company and its clients.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently maintains 6 leased facilities, all of which are located in office buildings. The Company leases 4,800 square feet of space at 1010 Northern Boulevard, Great Neck, New York for its corporate headquarters and for providing ADR services in the metropolitan New York area. The lease expires October 2000. The Company is contemplating leasing additional space in the same building if it becomes available during the 1998 fiscal year.

         The Company also leases: (i) 2,168 square feet of space, which lease expires February 2000, for its Philadelphia, Pennsylvania office; (ii) 174 square feet of space, which lease expires December 1997, for its Easton, Massachusetts office; (iii) 1,630 square feet of space, which lease expires January 1998, for its Greenwood, South Carolina office; (iv) 601 square feet of space, which lease expires March 1998, for its Hendersonville, Tennessee office; and (v) 1,262 square feet of space, which lease expires February 1998, for its Milwaukee, Wisconsin office. The Company believes this space is adequate for its reasonably anticipated future needs.

         The aggregate rental expense for all of the Company's offices was $190,356 during the year ended June 30, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending against the Company.

ITEM 4.  SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. The Company's Units, consisting of one share of Common Stock and one redeemable Warrant, Common Stock and Warrants are quoted on the NASDAQ SmallCap Market under the trading symbols "NAMCU", "NAMC" and "NAMCW", respectively, and have been quoted since the Company commenced public trading on November 18, 1996. Prior to that date, there was no public market for the Company's Securities. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by the NASDAQ SmallCap Market) for each fiscal quarter during the periods indicated.

                                                   Units            Common Stock          Warrants
                                               High     Low         High     Low        High     Low
                                               -------------------------------------------------------
Second quarter (11/18/96-12/31/96)             $6.50   $4.50        $4.50   $3.50      $1.75    $1.00
Third quarter (01/01/97-03/31/97)               5.97    4.25         5.00    3.50       1.50     1.00
Fourth quarter (04/01/97-06/30/97)              4.97    3.75         4.25    3.00       1.38     0.75

         On September 18, 1997 the closing bid price for the Units, Common Stock and Warrants, as reported by the NASDAQ SmallCap Market, were $4.125, $3.125 and $1.00, respectively.

         As of September 18, 1997 there were in excess of 300 holders of the Company's securities.

         The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company paid a cash dividend to certain executives who were shareholders of NA&M, in connection with undistributed earnings relating to when NA&M was an S-Corporation. The Company also declared a 25% stock dividend on February 1, 1995. In connection with the initial public offering in November 1996, the Company effected a one for two reverse stock split on March 29, 1996 and a stock dividend of 14.436% per share. The Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

B. In November 1996, the Company raised additional capital through an initial public offering of its Securities. The public offering consisted of 1,400,000 Units, each Unit consisting of one share of Common Stock and one redeemable Warrant. Of the total Units sold, 150,000 Units were offered by two executive officers of the Company. In addition, there was an overallotment option for 210,000 Units which was exercised by the underwriter, resulting in a total of 1,610,000 Units being sold, of which 1,460,000 Units were sold by the Company. Gross proceeds to the Company totaled $5,840,000. Offering expenses approximated $1,138,456 and consisted of the following: (a) underwriting discounts, non-accountable expense allowance and reimbursable expenses of $791,165 and (b) legal, accounting, printing and other fees incurred in connection with the initial public offering of $347,291. The net proceeds of $4,701,544 were utilized as follows: (a) $78,000 for the benefit of selling shareholders as the Company agreed to pay the underwriting costs associated with shares sold by two executive officers in connection with the initial public offering; (b) $48,000 as a consulting fee to the underwriter; (c) $444,537 to repay outstanding notes payable plus interest from a past private placement offering, and (d) approximately $400,000 relating to opening a new office in Wisconsin; commencement of an advertising program and for working capital and general corporate purposes. The remaining funds of approximately $3,700,000 are invested in U.S. government securities, corporate preferred securities and a diversified portfolio of marketable equity securities.

         The above information updates Form SR filed by the Company in February 1997 pursuant to former Rule 463.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company's objective is to become one of the leading providers of ADR services nationally. To accomplish this goal, the Company plans to open up new offices in regions where it does not presently have offices, which may include the acquisition of existing ADR companies. In addition, the Company intends to increase its marketing of its ADR services to litigants in other types of disputes, including complex commercial issues, construction, employment and worker's compensation cases.

Future Trends

         Management believes that the ADR industry is, and will be, undergoing a consolidation of ADR service providers so as to better serve clients requiring national and regional ADR programs. The Company's objective is to expand its national presence to exploit this trend. In addition, ADR clients are beginning to seek volume discounts on the charges applied by the Company for services rendered. The Company believes that this trend may have an overall positive impact on the Company because the discounts are usually applied only when an ADR client makes a commitment to refer a minimum number of cases to the Company.

         As a result of the proposed expansion by opening new offices, as well as enhancing the status of present offices, the Company may incur net losses in the short-term future as a result of the investment of resources over the time it takes for offices to mature and become profitable, if ever. Significant start-up costs will be incurred in connection with opening and operating offices, including expenses such as leases, office equipment, furnishings, and salaries for management, sales and clerical personnel. In these new areas, organizations similar to and in competition with the Company may have been doing business for some time, and therefore will have competitive advantages over the Company. These advantages include contacts with potential consumers of the Company's services, such as law firms and insurance companies, and with qualified retired judges and lawyers who act as hearing officers. In addition, the account representatives who establish the new offices are very important to the success of such offices. While management of the Company believes that in the future, the Company may be competitive in some or all of the planned new markets, there is no assurance that any of the Company's new offices will ever be profitable. For example, the Company opened up an office in the Minneapolis, Minnesota area in August 1994 and closed it in April 1995 due to its disappointing performance. Additionally, the Company plans to initiate an aggressive marketing campaign in the 1998 fiscal year. There is no assurance that this effort will result in a higher revenue base.

Year ended June 30, 1997 Compared to Year ended June 30, 1996

Results of Operations

         Revenues. Revenues increased 7% to $3,377,062 for the year ended June 30, 1997 from $3,147,886 for the year ended June 30, 1996. Management attributes this growth in sales to a higher level of business with existing as well as new clients in all offices other than Pennsylvania. Excluding Pennsylvania, revenues grew by approximately 14% over the prior period for all other offices combined. Management believes that the Pennsylvania office will continue to experience a lower volume of cases heard during the 1998 fiscal year. The Company has focused its resources in re-staffing and rebuilding this location in an effort to reverse this trend.

         Cost of Services. Cost of services, direct costs incurred for hearing officers, increased 17% to $853,048 for the year ended June 30, 1997 from $727,613 for the year ended June 30, 1996. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues increased slightly to 25% in the 1997 fiscal year from 23% in the prior period. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers as such lowers the cost per case.

         Sales and Marketing. Sales and marketing costs decreased 4% to $1,412,348 for the year ended June 30, 1997 from $1,472,152 for the year ended June 30, 1996. Furthermore, sales and marketing costs as a percentage of revenues for the year ended June 30, 1997 decreased to 42% from 47% for the year ended June 30, 1996. In fiscal year 1996 and prior, all employees were considered to spend a majority of their time performing sales-related functions. As a result, this expense category includes all salary and related payroll and employee benefit costs as well as advertising and promotional expenses in fiscal 1996. In fiscal 1997, the Company expanded in size and was organizationally restructured to provide for future growth. Sales and marketing costs include amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Salaries and related expenses for individuals who do not spend a majority of their time involved in marketing the Company's services are included in general and administrative expenses in fiscal 1997. If sales and marketing costs had been classified in the same manner in fiscal 1996 as it was in fiscal 1997, this category of expense would have increased by approximately $380,000. Most of this increase (approximately $281,000) relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, personnel were hired and upgraded to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for higher revenue levels. Finally, the Midwest region, with personnel in Wisconsin and Illinois, opened during the third quarter of fiscal 1997. Additionally, during the later half of fiscal 1997, the Company embarked on an advertising campaign with the goal of creating an increased national presence through a variety of media. As a result, advertising costs increased by approximately $60,000. Marketing efforts at a higher spending level are planned for the 1998 fiscal year. There can be no assurance that such expenditures will produce higher revenues in the near future.

         General and Administrative. General and administrative costs increased 138% to $1,761,994 for the year ended June 30, 1997 from $741,892 for the year ended June 30, 1996. Furthermore, general and administrative costs as a percentage of revenues for the year ended June 30, 1997 increased to 52% from 24% for the comparable prior period. As explained previously, in fiscal 1996, general and administrative costs do not include any salary or salary related expenses. However, in fiscal 1997, this category includes salaries of executives, accounting, data processing and administration/clerical and related payroll taxes and employee benefits, which were previously included in sales and marketing, as well as all other overhead costs. If general and administrative costs had been classified in the same manner in fiscal 1996 as it was in fiscal 1997, this category of expense would have increased by approximately $609,000. Of this increase, salary-related costs increased by approximately $219,000 as the Company upgraded and expanded personnel, particularly at its headquarters in New York. All corporate activities, including marketing, finance, data processing, billing and collections, purchasing, scheduling of hearings, etc., are centralized in New York. Management believes that this structure enhances the control environment as well as produces a more streamlined and efficient approach as the Company grows. In addition, a portion of the increase relates to higher rent expense (which increased by approximately $54,000). To support business opportunities throughout the country, larger office space was obtained in four locations and a new office was opened in Wisconsin. Higher costs with respect to professional fees, insurance, employee recruitment, stock market fees, depreciation, office supplies and stationery were due to the expansion of the Company and its status as a publicly traded entity. Such costs increased by approximately $298,000 in total.

         Other Income (Expense). Other income (expense) changed from a net expense of ($67,105) for the year ended June 30, 1996 to income of $12,771 for the year ended June 30, 1997. In fiscal 1997, other income was composed primarily of (i) investment income, generated from available proceeds received from the initial public offering, less (ii) interest expense from a past private placement financing and (iii) costs incurred for the benefit of selling shareholders. In connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500, of which $37,500 related to the contributed warrants, upon the consummation of the initial public offering in the second quarter of fiscal 1997. Other expenses in the prior fiscal year included a write-off of previously deferred offering costs of $61,127 associated with a public offering that was abandoned in October 1995 and interest expense of $32,000 relating to a past private placement financing. This debt was satisfied in full on November 20, 1996 with proceeds from the initial public offering.

         Provision for Income Taxes. The Company's tax expense for the year ended June 30, 1997 and 1996 was $0 and $3,525, respectively. There was no tax provision during the 1997 fiscal year due to losses incurred during the period. As of June 30, 1997, the Company had net operating loss carryforwards for Federal tax purposes of approximately $440,000.

         Net Income (Loss). For the year ended June 30, 1997, the Company had a net loss of ($637,557) as compared to net income of $135,599 for the year ended June 30, 1996. As discussed above, this change was primarily due to higher general and administrative expenditures incurred as an investment in the Company's infrastructure in anticipation of future growth. In addition, the current period was adversely affected by non-recurring charges incurred in connection with the initial public offering.

Year ended June 30, 1996 as Compared to Year ended June 30, 1995

         Revenues. Revenues increased 41% to $3,147,886 for the year ended June 30, 1996 from $2,235,030 for the year ended June 30, 1995 due to expansion into new markets, increased business with existing clients and overall increased consumer acceptance of ADR services.

         Cost of Services. Cost of services increased 59% to $727,613 for the year ended June 30, 1996 from $458,661 for the year ended June 30, 1995. This increase was attributable to the Company's higher level of business from the expansion into new offices which resulted in additional hearing officers' fees. In addition, cost of services as a percentage of revenues increased slightly to 23% in the 1996 fiscal year from 21% in the prior comparable period.

         Sales and Marketing. Sales and marketing costs increased 51% to $1,472,152 for the year ended June 30, 1996 from $976,230 for the year ended June 30, 1995. Much of this increase was related to the Company's expansion into new offices, which included an increase in sales commissions and salaries of new hires. Sales and marketing costs as a percentage of revenues was 47% and 44%, respectively, during the years ended June 30, 1996 and 1995.

         General and Administrative. General and administrative costs increased 27% to $741,892 for the year ended June 30, 1996 from $584,920 for the year ended June 30, 1995. Such costs increased due to higher overhead associated with the Company's opening of new offices. Furthermore, general and administrative costs as a percentage of revenues for the year ended June 30, 1996 decreased to 24% from 26% for the prior comparable period.

         Other Expenses, net. Other expenses, net, increased by 239% to $67,105 for the year ended June 30, 1996 from $19,817 for the year ended June 30, 1995. This increase was primarily due to a write-off of previously deferred offering costs of $61,127 associated with a public offering that was abandoned in October 1995 and interest expense of $32,000 relating to a private placement financing.

         Provision for Income Taxes. The Company's tax expense for the year ended June 30, 1996 and 1995 was $3,525 and $10,379, respectively.

         Net Income. Net income for the year ended June 30, 1996 decreased 27% to $135,599 from $185,023 for the year ended June 30, 1995. The 1996 fiscal year was adversely affected by a write-off of charges incurred in connection with an abandoned initial public offering attempt in October 1995.

Liquidity and Capital Resources

         At June 30, 1997, the Company had a working capital surplus of $3,853,430 as compared to a working capital deficit of $464,426 at June 30, 1996. This change in working capital was primarily due to the Company's completion of its initial public offering on November 18, 1996.

         Net cash used in operating activities was $535,152 for the year ended June 30, 1997 versus cash provided by operating activities of $263,390 in the prior year. The decline is attributable to the decrease in net income (loss) from income of $135,599 for the year ended June 30, 1996 to a loss of ($637,557) for the year ended June 30, 1997.

         Net cash used in investing activities was $3,725,439 for the year ended June 30, 1997 versus $127,949 for the year ended June 30, 1996. Additional investing activity occurred during the 1997 fiscal year when the net proceeds from the initial public offering were received. Such amount was invested in

U.S. government securities, corporate preferred securities, and a diversified portfolio of marketable equity securities.

          Net cash provided by financing activities was $4,404,603 for the year ended June 30, 1997 versus cash used in financing activities of $160,037 for the year ended June 30, 1996. The change primarily pertains to proceeds from the initial public offering. A portion of the proceeds were utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently, the due dates of the notes were extended to December 31, 1996. On November 20, 1996, the notes were repaid in full.


              The Company believes that existing cash balances and cash generated from operations, based on the Company's current business plan, will be sufficient to meet the Company's liquidity needs through at least fiscal 1998. During fiscal year 1998, the Company expects to utilize these funds to increase its marketing efforts and to create an increased national presence through advertising in a variety of media. The Company also intends to upgrade and enhance its computer capabilities to better serve its clients. Funds may also be used to open new offices and/or to acquire ADR companies.


ITEM 7.  FINANCIAL STATEMENTS

              Information in response to this item is set forth in the Financial Statements, beginning on Page F-1 of this filing.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

              The Company filed Form 8-K on March 11, 1997 with respect to a change in accountants.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page


Reports  of Independent Certified Public Accountants            F-2 - F-3


Financial Statements

     Consolidated Balance Sheets                                   F-4

     Consolidated Statements of Operations                         F-5

     Consolidated Statements of Changes in Stockholders'
        Equity                                                     F-6

     Consolidated Statements of Cash Flows                         F-7

     Notes to Consolidated Financial Statements                 F-8 - F-22

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    NAM Corporation


We have audited the accompanying consolidated balance sheet of NAM Corporation and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAM Corporation and Subsidiaries as of June 30, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Melville, New York
August 25, 1997

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
NAM Corporation:

We have audited the accompanying consolidated balance sheet of NAM Corporation as of June 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAM Corporation as of June 30, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                KPMG Peat Marwick LLP

Jericho, New York
September 18, 1996



                        NAM Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,


                                     ASSETS                                                 1997                1996
                                                                                        ------------         -----------
CURRENT ASSETS
    Cash and cash equivalents                                                           $   175,486           $   31,474
    Marketable securities                                                                 3,792,381                    -
    Accounts receivable (net of allowance for doubtful
       accounts of $80,000 and $40,000, respectively)                                       408,260              455,956
    Other receivables                                                                        34,490                5,873
    Prepaid expenses                                                                         54,682               53,010
                                                                                         ----------            ---------
         Total current assets                                                             4,465,299              546,313
FURNITURE AND EQUIPMENT - AT COST,
    less accumulated depreciation                                                           201,113              216,507
ORGANIZATION COSTS (net of accumulated amortization
    of $21,885 and $13,293, respectively)                                                    21,077               29,669
DEFERRED OFFERING COSTS                                                                           -              112,001
OTHER ASSETS                                                                                 39,756               34,503
                                                                                         ----------            ---------
                                                                                         $4,727,245            $ 938,993
                                                                                         ==========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                    $   158,846            $ 239,261
    Accrued liabilities                                                                     140,192              199,571
    Accrued payroll and employee benefits                                                   174,115               45,527
    Deferred revenues                                                                       138,716              126,380
    Notes payable - private placement                                                        -                   400,000
                                                                                         ----------            ---------
         Total current liabilities                                                          611,869            1,010,739
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - $.001 par value; 5,000,000 shares
      authorized; none issued                                                                -                         -
    Common stock - $.001 par value; 15,000,000 shares
      authorized; 3,334,978 and 1,813,075 shares issued
      and outstanding in 1997 and 1996, respectively                                          3,335                1,813
    Paid-in capital                                                                       4,772,569               28,739
    Accumulated deficit                                                                    (739,547)            (101,990)
    Unrealized gain on marketable securities                                                 79,224                    -
    Unearned compensation                                                                      (205)                (308)
                                                                                         ----------            ---------
         Total stockholders' equity (deficit)                                             4,115,376              (71,746)
                                                                                         ----------            ---------
                                                                                         $4,727,245            $ 938,993
                                                                                         ==========            =========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                                          1997                   1996
                                                                                      ------------            ----------
Net revenues                                                                            $3,377,062             $3,147,886
                                                                                        ----------             ----------

Operating costs and expenses
    Cost of services                                                                       853,048                727,613
    Sales and marketing expenses                                                         1,412,348              1,472,152
    General and administrative expenses                                                  1,761,994                741,892
                                                                                        ----------             ----------
                                                                                         4,027,390              2,941,657
                                                                                        ----------             ----------

         (Loss) income from operations                                                    (650,328)               206,229

Other income (expenses)
    Other income                                                                           140,809                 26,022
    Costs incurred for the benefit of selling
      shareholders                                                                        (115,500)                     -
    Offering costs on transaction not consummated                                          -                      (61,127)
    Interest expense                                                                       (12,538)               (32,000)
                                                                                        ----------             ----------
                                                                                            12,771                (67,105)
                                                                                        ----------             ----------

         (Loss) income before provision for income
             taxes                                                                        (637,557)               139,124

Provision for income taxes                                                                 -                        3,525
                                                                                        ----------             ----------

         NET (LOSS) INCOME                                                              $ (637,557)            $  135,599
                                                                                        ==========             ==========

Net (loss) income per common share                                                          $(.23)                  $.07
                                                                                             ====                    ===

Weighted average common stock and common
    stock equivalents                                                                    2,762,348              1,947,504
                                                                                        ==========             ==========

                                      F-5






The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended June 30, 1997 and 1996





                                                                                                              Unearned
                                                                                               Unrealized  compensation-    Total
                                                    Common stock        Additional              gain on        stock   stockholders
                                                 -------------------     paid-in    Retained   marketable      bonus       equity
                                                 Shares (1)   Amount     capital     deficit   securities      plan       (deficit)
                                                 ----------   ------     -------     --------  ----------- ----------    ----------
Balances at July 1, 1995                          1,805,923   $ 3,156   $   27,396  $(104,648)               $(1,077)   $   (75,173)

Net income                                                                            135,599                               135,599
Distributions to shareholders                                                        (132,941)                             (132,941)
Earned portion of stock bonus plan                                                                               769            769
Reverse 1-for-2 stock split                                    (1,578)       1,578
Shares issued pursuant to stock dividend                          228         (228)
Shares issued pursuant to restricted stock award      7,152         7           (7)
                                                  ---------    ------   ----------  ---------               --------    -----------
Balances at June 30, 1996                         1,813,075     1,813       28,739   (101,990)                  (308)       (71,746)

Net loss                                                                             (637,557)                             (637,557)
Shares issued pursuant to initial public offering 1,460,000     1,460    4,700,084                                        4,701,544
Shares issued pursuant to restricted stock award     61,903        62          (62)
Unrealized gain on marketable securities                                                          $79,224                    79,224
Compensation related to stock option plan
   and contributed warrants                                                 43,808                                           43,808
Earned portion of stock bonus plan                                                                               103            103
                                                  ---------    ------   ----------  ---------     -------   --------    -----------

Balances at June 30, 1997                         3,334,978    $3,335   $4,772,569  $(739,547)    $79,224   $   (205)    $4,115,376
                                                  =========     =====   =========   =========     =======   ========     ==========


(1) Share amounts have been restated to reflect the 1-for-2 stock split and 14.436% stock dividend in March 1996.

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,


                                                                                           1997                    1996
                                                                                        -----------             ----------
Cash flows from operating activities
   Net (loss) income                                                                   $   (637,557)            $ 135,599
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities
       Depreciation and amortization                                                         58,653                49,744
       Provision for bad debts                                                               40,000                15,622
       (Gains) on sales of marketable securities                                             (7,123)                --
       Earned portion of stock bonus plan                                                       103                   769
       Compensation related to stock option plan and
         contributed warrants                                                                43,808                 --
       Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                           7,696              (110,428)
         (Increase) decrease in other receivables                                           (28,617)               11,630
         (Increase) in prepaid expenses                                                      (1,672)              (44,162)
         (Increase) decrease in other assets                                                 (5,252)               23,680
         (Decrease) increase in accounts payable and accrued liabilities                   (146,115)              171,588
         Increase in accrued payroll and employee benefits                                  128,588                 9,979
         Increase (decrease) in deferred revenues                                            12,336                  (631)
                                                                                       ------------             ---------
       Net cash (used in) provided by operating activities                                 (535,152)              263,390
                                                                                       ------------             ---------
Cash flows from investing activities
   Purchases of marketable securities                                                    (4,086,959)                --
   Proceeds from maturities of marketable securities                                        325,000                 --
   Proceeds from sales of marketable securities                                              62,373                 --
   Increase in payable for securities purchased                                              15,263                 --
   Purchases of furniture and equipment                                                     (41,116)             (124,535)
   Increase in organization costs                                                             --                   (3,414)
                                                                                       ------------             ---------
       Net cash used in investing activities                                             (3,725,439)             (127,949)
                                                                                       ------------             ---------
Cash flows from financing activities
   Issuance of common stock, net of issuance costs                                        4,701,544                 --
   Repayment of notes payable                                                              (400,000)                --
   Distributions to shareholders                                                             (8,942)             (123,999)
   Decrease (increase) in deferred offering costs                                           112,001               (36,038)
                                                                                       ------------             ---------
       Net cash provided by (used in) financing activities                                4,404,603              (160,037)
                                                                                       ------------             ---------
       NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                                       144,012               (24,596)
Cash and cash equivalents at beginning of year                                               31,474                56,070
                                                                                       ------------             ---------
Cash and cash equivalents at end of year                                               $    175,486            $   31,474
                                                                                       ============            ==========

Supplemental disclosures of cash flow information:
   Noncash financing activities
     Dividend distribution declared but unpaid                                         $      --               $    8,942
                                                                                       =============           ==========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996



NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     NAM Corporation ("NAM") provides a broad range of Alternative Dispute Resolution ("ADR") services, including arbitration and mediation, in the United States. NAM incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, National Arbitration & Mediation, Inc. ("NA&M"), which was owned by NAM's Chief Executive Officer and Executive Vice President, was acquired by and became a wholly-owned subsidiary of NAM. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of NA&M combined with those of NAM at their historical carrying values. NA&M also provided a broad range of ADR services, including arbitrations and mediations. NA&M began operations in March 1992.

     On November 18, 1996, NAM completed an Initial Public Offering ("IPO") of its securities, which resulted in the sale of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant. Of this total, 150,000 shares of common stock were not newly issued; rather, they were sold by two executive officers of NAM. On December 3, 1996, an additional 210,000 units were sold upon the exercise of an overallotment option by the underwriter. Units were sold at a price of $4.00 per unit.

     Effective March 29, 1996, NAM authorized a 1-for-2 reverse stock split and a 14.436% stock dividend. All share amounts included in the accompanying consolidated financial statements have been restated to reflect these transactions.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied on a consistent basis which conform with generally accepted accounting principles follow:

     a.  Basis of Presentation

         The accompanying consolidated financial statements of NAM Corporation and Subsidiaries include the accounts of its wholly-owned subsidiaries, NA&M, National Video Conferencing, Inc., a Delaware corporation formed in April 1995 and Michael Marketing, Inc., a Delaware corporation

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 2 (continued)

         formed in November 1991 (collectively referred to herein as the "Company"). The Company operates in only one business segment, ADR. All significant intercompany transactions and balances were eliminated in consolidation.

     b.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for the allowance for uncollectible accounts receivable, depreciation, taxes and contingencies, among others.

     c.  Revenue Recognition

         The Company principally derives its revenues from fees charged for arbitration and mediation services. Each party to a proceeding is charged an administrative fee, a portion of which is nonrefundable when each party agrees to utilize the Company's services. The Company recognizes revenue when the arbitration or mediation occurs. Fees received prior to the arbitration or mediation are reflected as deferred income.

     d.  Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand, money market funds and short-term notes with a maturity at date of purchase of three months or less.

     e.  Marketable Securities

         Investments classified as marketable securities include fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and nonredeemable preferred stocks) which are reported at their fair values. Unrealized gains or losses on these securities are reported as a separate component of stockholders' equity, net of related tax effects. The Company categorizes

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 2 (continued)

         all fixed maturity and equity securities as available-for-sale in order to provide the Company flexibility to respond to various factors, including changes in market conditions and tax planning considerations.

         Investment income, consisting of interest and dividends, is recognized when earned. Realized gains and losses on sales, maturities or liquidation of investments are determined on a specific identification basis. The amortization of premiums and accretion of discounts for fixed maturity securities are computed on a straight-line basis. Fair values of investments are based on quoted market prices or on dealer quotes.

     f.  Furniture and Equipment

         Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method to allocate the cost of those assets over their expected useful lives which range from five to seven years.

     g.  Organizational Costs

         Organizational costs arose from NAM's organization in 1994. Organizational costs are amortized over five years.

     h.  Income Taxes

         The Company follows the asset and liability method of accounting for income taxes by applying statutory tax rates in effect at the balance sheet date to differences among the book and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.

     i.  Offering Costs

         Costs incurred in connection with the IPO in November 1996, consisting of professional fees directly associated with the offering, were charged to additional paid-in capital during the year ended June 30, 1997. A prior attempt at an initial public offering was abandoned in October 1995, at which time expenditures amounting to $61,127 were expensed to fiscal 1996 operations.

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 2 (continued)



     j.  Net (Loss) Income Per Share

         For the year ended June 30, 1996, net income per share was computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during such fiscal year, which were retroactively adjusted to give recognition to the change in the capital structure as a result of contingently issuable shares, stock dividends and the reverse stock split. Net loss per share for the year ended June 30, 1997 is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded in fiscal 1997 as the effect of their conversion is antidilutive.

     k.  Accounting Pronouncements Not Yet Adopted

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the calculation and disclosure of earnings per share in the financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement is effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards to report and display comprehensive income and its components in a full set of general-purpose financial statements. Management does not expect SFAS No. 130 to have a material impact on the Company's financial statements.

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 3 - MARKETABLE SECURITIES

     Marketable securities are carried at estimated fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the estimated fair value follow:

                                                                              Gross             Gross           Estimated
                                                          Amortized        unrealized        unrealized           fair
                                                            cost              gains            losses             value
                                                         ----------        ----------        -----------        ----------
        June 30, 1997
            Fixed maturities
              U.S. Treasury securities                   $2,088,713        $       97        $  (1,225)          $2,087,585
              Corporate preferred securities                550,000               500            -                  550,500
                                                         ----------        ----------        ---------           ----------

                                                          2,638,713               597           (1,225)           2,638,085

            Equity securities                             1,074,444            89,657           (9,805)           1,154,296
                                                         ----------        ----------        ---------           ----------

               Total marketable securities               $3,713,157           $90,254         $(11,030)          $3,792,381
                                                         ==========           =======         ========           ==========

     The amortized cost and estimated fair value of investments in fixed maturities classified as securities available-for-sale at June 30, 1997 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers have the right to call obligations without call penalties.

                                                                      Estimated
                                               Amortized                fair
                                                 cost                   value
                                              ----------             ----------
        Due in one year or less               $2,088,713             $2,087,585
        Due after ten years                      550,000                550,500
                                              ----------             ----------

                                              $2,638,713             $2,638,085
                                              ==========             ==========

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 3 (continued)

     Proceeds on sales of securities were $62,373. Gains of $7,123 and losses of $0 were realized on these sales. Net unrealized gains, net of tax effects, on marketable securities were $79,224 at June 30, 1997. During fiscal 1997, no income taxes were provided on the unrealized gains due to the Company's net operating loss.

     Investment income, consisting primarily of interest, dividends and gains (losses) on sales of securities less investment expenses, was $136,572 and $0 for the years ended June 30, 1997 and 1996, respectively. Such amounts are included in other income in the accompanying consolidated financial statements.


NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following:

                                                        June 30,
                                           ---------------------------------
                                              1997                    1996
                                           ---------               --------
        Furniture                          $ 159,447               $140,543
        Equipment                            191,093                168,881
                                           ---------               --------

                                             350,540                309,424
        Less accumulated depreciation       (149,427)               (92,917)
                                           ---------               --------

                                           $ 201,113               $216,507
                                           =========               ========

     Depreciation expense for the years ended June 30, 1997 and 1996 was $56,510 and $42,846, respectively.

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 5 - NOTES PAYABLE - PRIVATE PLACEMENT

     In the second half of 1994, the Company offered units, consisting of a total of $400,000 in 8% promissory notes and 143,023 shares of restricted common stock, for total proceeds of $402,000 in a private placement. The promissory notes, recorded at par value, were payable on June 30, 1996 and required annual payments of accrued interest. This financing was offered in minimum units of $5,025 denominations and multiples thereof, with each person and/or firm participating therein purchasing a $5,000, 8% promissory note and 1,787 restricted shares of NAM's common stock with a par value of $0.001 per share.

     The maturity of these notes was extended and repaid along with interest due of $44,537 with proceeds from the November 1996 IPO.


NOTE 6 - INCOME TAXES

     The provision for income taxes for the year ended June 30, 1996 consists solely of state and local taxes.

     Temporary differences which give rise to deferred taxes at June 30, 1997 are summarized as follows:

        Deferred tax assets
            Net operating loss and other carryforwards       $ 139,000
            Provision for bad debts                             32,000
            Deferred compensation                               26,000
            Deferred rent                                        6,000
                                                             ---------
                                                               203,000
        Deferred tax liabilities
            Depreciation                                        17,000
                                                             ---------
        Net deferred tax asset before valuation allowance      186,000
        Valuation allowance                                   (186,000)
                                                             ---------

               Net deferred tax asset                        $     -
                                                             =========

     At June 30, 1996, the Company had temporary differences relating to bad debts and depreciation which offset and resulted in no deferred taxes.

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 6 (continued)

     The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

     The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                           1997          1996
                                                        ---------       -------

     Provision (benefit) at statutory rate             $(216,769)      $ 36,675
     State and local taxes, net of Federal benefit         --             2,327
     Nondeductible expenses                               30,589           --
     Other                                                 --             1,013
     Increase (decrease) in the valuation allowance      186,180        (36,490)
                                                       ---------       --------
                                                       $   --          $  3,525
                                                       =========       ========

     The provision for Federal income taxes has been determined on the basis of a consolidated tax return. At June 30, 1997, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $440,000, expiring in 2012. No Federal taxes were paid in the years ended June 30, 1997 and 1996.


NOTE 7 - STOCKHOLDERS' EQUITY

     a.  Initial Public Offering

         In November 1996, the Company raised additional capital through an IPO. The offering consisted of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant. Of the total units sold, 150,000 units were offered by two executive officers of the Company. Each redeemable warrant entitles the holder to purchase one share of common stock at $6.00 per unit, subject to adjustment, at any time from issuance until November 13, 2001. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing November 13, 1997 provided that the average closing bid price of the common stock equals or exceeds $9.00, subject to adjustment,

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 7 (continued)

         for a specified period of time. In addition, there was an overallotment option for 210,000 units which was exercised by the underwriter, resulting in a total of 1,610,000 units being sold, of which 1,460,000 units were sold by the Company. Gross proceeds to the Company totaled $5,840,000 and offering expenses aggregated $1,138,456, resulting in net proceeds of $4,701,544.

         In connection with the IPO, the Company contributed warrants underlying units sold by two executive officers and agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 during the year ended June 30, 1997, of which $37,500 related to the contributed warrants.

     b.  Stock Award Plan

         In June 1994, the Company adopted an Executive Stock Bonus Plan. Under the plan, the Company granted shares to three employees pursuant to their employment agreements. All of the shares vest after providing two to five years of service to the Company from the grant date. The estimated market value per share at date of grant was $0.01. These amounts were recorded as unearned compensation and are shown as a separate component of stockholders' equity. The Company recognized compensation expense of $103 and $769 during the years ended June 30, 1997 and 1996, respectively, representing the amortization of unearned compensation over the vesting period. During the year ended June 30, 1997, 60,193 shares were issued upon vesting. As of June 30, 1997, 36,744 awards are outstanding, all of which will vest in June 1999 provided such employees are employed by the Company at that time.

         In addition, in September 1994, the Company granted the manager of a regional office restricted common stock for the purchase price of $0.17 per share, pursuant to his employment agreement. Of the total shares granted, 7,152 vested and were issued in June 1996, while the remaining 35,761 shares will vest in June 1999 if the manager is still employed by the Company.

         In December 1994, the Company entered into an agreement with a hearing officer whereby the hearing officer had a contractual right to receive 6,500 shares of restricted common stock or a payment in cash, not to exceed $26,000, on March 1, 1997. The agreement was reflected as deferred compensation and amortized over the related term. The hearing officer elected to receive a cash settlement in lieu of the shares during the year ended June 30, 1997.

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 7 (continued)

     c.  Stock Option Plan

         In May 1996, the Company adopted an Incentive and Nonqualified Stock Option Plan (the "Plan") for employees, officers, directors, consultants and advisors of the Company, pursuant to which the Company may grant options to purchase up to 750,000 shares of the Company's common stock. The Plan is administered by the board of directors, which has the authority to designate the number of shares to be covered by each award and the vesting schedule of such award, among other terms. The option period during which an option may be exercised shall not exceed ten years from the date of grant and will be subject to such other terms and conditions of the Plan. Unless the board of directors provides otherwise, option awards terminate when a participant's employment or services end, except that a participant may exercise an option to the extent that it was exercisable on the date of termination for a period of time thereafter. The Plan will terminate automatically on April 1, 2006.

         Commencing June 30, 1997, directors who are not officers of the Company receive annually, on the last trading day of June, stock options for 1,000 shares at an exercise price equal to the fair market value of the stock on the date of grant. Such options vest immediately upon grant.

         In addition to the stock options granted under the Plan, a hearing officer of the Company has a contractual right under his agreement to receive options to purchase 10,000 shares of common stock provided services are being rendered to the Company through November 18, 1998 (the obligation and vesting date). Price per share will be the closing bid price on the obligation date.

         The Company's stock option awards granted to employees, directors and consultants as of and for the year ended June 30, 1997 are summarized as follows:

            Outstanding at beginning of year                        -
            Awards granted                                       155,500
            Awards exercised                                        -
            Awards canceled                                         -
                                                                 -------

            Outstanding at end of year                           155,500
                                                                 =======

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 7 (continued)

         Stock option awards are granted at prices equal to the closing bid price on the date of grant. Options granted during the year ended June 30, 1997 ranged in price from $3.00 to $4.38 per share with a weighted-average exercise price of $3.18 per share. As of June 30, 1997, 16,000 options were vested, all with an exercise price of $3.00 per share. The remaining options vest over a five-year period based on the terms of the specific grant. The exercise period for awards granted during 1997 is either 6, 8 or 10 years from the grant date. The weighted-average remaining contractual life of such awards as of June 30, 1997 was 7.34 years. The weighted-average fair value of options granted during the year was $1.66 per option.

         As of June 30, 1997, 594,500 shares were available for granting of options under the Plan.

         Effective in fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB Opinion No. 25, "Accounting for Stock Issued to Employees,"("APB No. 25") or the new "fair value" method contained in SFAS No. 123. The Company has elected to continue to account for stock-based compensation under the guidelines of APB No.
         25. Accordingly, no compensation expense was recognized concerning options granted to key employees and to members of the board of directors, as such options were granted to board members in their capacity as directors. Compensation expense of $6,308 was recognized in fiscal 1997 for options granted to consultants.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to key employees and to members of the board of directors consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share would be as follows:

                                                               1997
                                                            ----------
            Net loss
                As reported                                 $(637,557)
                Pro forma                                    (679,965)

            Net loss per common share
                As reported                                     $(.23)
                Pro forma                                        (.25)

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 7 (continued)

         Pro forma disclosure of net income and net income per share for fiscal 1996 is not applicable, as all options were granted in fiscal 1997 in connection with the IPO.

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to awards made before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 6.04% to 6.71%; no anticipated dividends; expected terms ranging from 3 to 6 years; and expected stock price volatility of 60.17%.

     d.  Dividends

         NA&M was taxed under the provisions of Subchapter S of the Internal Revenue Code. NA&M's Subchapter S Corporation status was terminated when NA&M was acquired by and became a wholly-owned subsidiary of NAM, a C Corporation. The Company paid the balance of its undistributed Subchapter S earnings to its shareholders prior to the November 1996 IPO. At June 30, 1996, the balance of the distribution aggregating $8,942 is reflected as dividends payable and was included in accrued liabilities.


NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

     Certain members of the board of directors also perform services for the benefit of the Company. Such services include those of public relations, legal and other professional, and hearings. The related expenditures for these services for the year ended June 30, 1997 were $166,932, of which $66,776 was charged to additional paid-in capital as it was incurred in connection with the November 1996 IPO.

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996




NOTE 9 - COMMITMENTS AND CONTINGENCIES

     a.  Leases

         The Company has lease agreements for office space in New York, Pennsylvania, Massachusetts, Tennessee, South Carolina and Wisconsin. Rent expense for the office space amounted to $190,356 and $136,515 for the years ended June 30, 1997 and 1996, respectively. The minimum lease payments under these noncancelable office leases as of June 30, 1997 are as follows:

                      1998                      $174,000
                      1999                       143,000
                      2000                       117,000
                      2001                        39,000
                                                --------
                                                $473,000
                                                ========

         Rental expense for equipment amounted to $14,406 and $12,003 for the years ended June 30, 1997 and 1996, respectively. The minimum lease payments under these noncancelable equipment leases as of June 30, 1997 are as follows:

                      1998                        $ 7,700
                      1999                          2,200
                      2000                            700
                                                  -------
                                                  $10,600
                                                  =======

     b.  Employment/Consulting Agreements

         The Company expects to enter into an employment agreement with their Chief Executive Officer retroactive to July 1, 1997.

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 9 (continued)

         The Company has also entered into employment agreements with two officers expiring through December 31, 1999. Such agreements contain renewal options after the initial term.

         The Company has also entered into employment agreements with certain of its regional office managers. Certain of these agreements provide for additional compensation based on the profits of the manager's operation.

         In July 1996, the Company entered into a financial public relations consulting agreement with two individuals who are founders of the Company, current stockholders and former directors. The agreement has a four-year term and provides for annual payments of $48,000 payable in equal monthly payments of $4,000 through November 2000. The related expense for the year ended June 30, 1997 was $28,000.


NOTE 10 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 1997 and 1996, the Company's financial instruments included cash and cash equivalents, marketable securities, receivables, accounts payable and notes payable. The fair values of cash and cash equivalents, receivables, accounts payable and notes payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities were determined based on broker quotes or quoted market prices.


NOTE 11 - CREDIT CONCENTRATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

     The Company maintains its cash which consists primarily of demand deposits and an insured money market fund with one financial institution. Such balances generally do not exceed the Federally insured limits. Additionally, the Company maintains its cash equivalents and all other investments with one financial institution. However, a majority of the funds consist of short-term government securities with the remainder invested in investment grade corporate redeemable preferred securities and a diversified portfolio of marketable equity securities. Other than

                        NAM Corporation and Subsidiaries

                             June 30, 1997 and 1996



NOTE 11 (continued)

     investments issued or guaranteed by the U.S. government, the Company's only investment in a single entity in excess of 10% of stockholders' equity at June 30, 1997 was redeemable preferred securities issued by Allstate with a fair value of $500,000.

     The Company primarily sells its services to insurance companies and law firms. One insurance company customer represented approximately 14% and 15% of total revenues for the years ended June 30, 1997 and 1996, respectively. However, the Company works with more than 70 individual offices of the insurance company, which in total equal the aforementioned percentages of revenue. The next largest insurance company customer represented less than 3% and 4% of revenues for the years ended June 30, 1997 and 1996, respectively. The balance of the revenue base is distributed among approximately 1,950 and 1,800 clients, respectively, in fiscal 1997 and 1996. As a result, management does not believe trade receivables represent a significant concentration of credit risk due to the diversity of customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10. (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 1997, and are incorporated herein by reference.





ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number            Description of Document
------            -----------------------
3.1               Certificate of Incorporation, as amended (1)
3.2               By-Laws of the Company (1)
10.1              1996 Stock Option Plan, amended and restated**
10.2              Employment Agreement between Company and Roy Israel, as amended(1)
10.3              Employment Agreement between Company and Cynthia Sanders(1)
10.4              Employment Agreement between Company and Daniel Jansen (1)
10.5              Employment Agreement between Company and Patricia Giuliani-Rheaume**
10.6              Lease Agreement for Great Neck, New York facility (1)
11.1              Computation of Net (Loss) Income per Common Share **
21.1              List of Subsidiaries (1)
27                Financial Data Schedule **




-----------------

(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

**       Filed herewith.


Reports on Form 8-K: None during the fourth quarter.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NAM CORPORATION

Date:   September 26, 1997                By: /s/ Roy Israel
                                              --------------
                                          Roy Israel, Chairman of the Board and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   September 26, 1997                 By: /s/ Roy Israel
                                               ---------------
                                           Roy Israel, Chairman of the Board and CEO


Date:   September 26, 1997                 By: /s/ Patricia Giuliani-Rheaume
                                               -----------------------------
                                           Patricia Giuliani-Rheaume, Vice President,
                                           Chief Financial Officer and Treasurer


Date:   September 26, 1997                 By: /s/ Cynthia Sanders
                                               -------------------
                                           Cynthia Sanders, Executive Vice President
                                           and Director


Date:   September 26, 1997                 By: /s/ Daniel P. Jansen
                                               --------------------
                                           Daniel P. Jansen, National Accounts
                                           Manager and Director


Date:   September 26, 1997                 By: /s/ Michael I. Thaler
                                               ---------------------
                                           Michael I. Thaler, Director


Date:   September 26, 1997                 By: /s/ Stephen H. Acunto
                                               ---------------------
                                           Stephen H. Acunto, Director

                                       16