Form 10QSB
period 1997-09-30
NAM CORP
filed 1997-11-14
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the three month period ended September 30, 1997

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21419

                                 NAM CORPORATION
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

            Delaware                                              23-2753988
-----------------------------------                         --------------------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 1997, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes ___    No _X_

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
           September 30, 1997 and June 30, 1997                            3

          Consolidated Statements of Operations
           for the three month periods ended
           September 30, 1997 and 1996                                     4

          Consolidated Statements of Changes in
           Stockholders' Equity for the three month
           periods ended September 30, 1997 and 1996                       5

          Consolidated Statements of Cash Flows
            for the three month periods ended
            September 30, 1997 and 1996                                    6

          Notes to Consolidated Financial Statements                       7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                       8



PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities
                       and Use of Proceeds                                12

          Item 6.  Exhibits and Reports on Form 8-K                       12

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 September 30,            June 30,
                                                                                     1997                   1997
                                                                                 -------------            --------
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $   262,402             $  175,486
  Marketable securities                                                           3,576,675              3,792,381
  Accounts receivable (net of allowance for doubtful
     accounts of $80,000)                                                           397,958                408,260
  Other receivables                                                                  26,034                 34,490
  Prepaid expenses                                                                   54,713                 54,682
                                                                                -----------             ----------
     Total current assets                                                         4,317,782              4,465,299

FURNITURE AND EQUIPMENT - AT COST,
   less accumulated depreciation                                                    223,720                201,113

ORGANIZATION COSTS  (net of accumulated amortization of
      $24,033, and $21,885, respectively)                                            18,929                 21,077

OTHER ASSETS                                                                         37,337                 39,756
                                                                                -----------             ----------
                                                                                $ 4,597,768             $4,727,245
                                                                                ===========             ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $   143,571             $  158,846
  Accrued liabilities                                                               148,859                140,192
  Accrued payroll and employee benefits                                             116,881                174,115
  Deferred revenues                                                                 147,342                138,716
                                                                                -----------             ----------


     Total current liabilities                                                      556,653                611,869

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $0.001 par value; 5,000,000 shares authorized;
    none issued                                                                           -                      -
  Common stock - $0.001 par value; 15,000,000 shares authorized;
    3,334,978 shares issued and outstanding                                           3,335                  3,335
  Paid-in capital                                                                 4,773,971              4,772,569
  Accumulated deficit                                                              (928,167)              (739,547)
  Unrealized gain on marketable securities                                          192,155                 79,224
  Unearned compensation                                                                (180)                  (205)
                                                                                -----------             ----------
     Total stockholders' equity                                                   4,041,114              4,115,376
                                                                                -----------             ----------
                                                                                $ 4,597,767             $4,727,245
                                                                                ===========             ==========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                 Three months ended September 30,
                                                                                   1997                    1996
                                                                                   ----                    ----
Net revenues                                                                    $  863,725              $ 805,491

Operating costs and expenses
  Cost of services                                                                 224,469                197,082
  Sales and marketing expenses                                                     389,551                284,945
  General and administrative expenses                                              481,398                307,299
                                                                                ----------              ---------
                                                                                 1,095,418                789,326
                                                                                ----------              ---------
          (Loss) income from operations                                           (231,693)                16,165

Other income (expenses)
   Investment income                                                                42,663                      -
   Other income                                                                        410                  1,148
   Interest expense                                                                      -                 (8,000)
                                                                                ----------              ---------
                                                                                    43,073                 (6,852)
                                                                                ----------              ---------
         (Loss) income before provision for income taxes                          (188,620)                 9,313

Provision for income taxes                                                               -                      -
                                                                                ----------              ---------
         NET (LOSS) INCOME                                                      $ (188,620)             $   9,313
                                                                                ==========              =========
Net (loss) income per common share                                              $    (0.06)             $    0.00
                                                                                ==========              =========
Weighted average common stock and
     common stock equivalents                                                    3,334,978              1,947,504
                                                                                ==========              =========


The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                 Three months ended September 30, 1997 and 1996







                                                                                         Change in
                                                                                         unrealized     Unearned
                                                                  Additional              gain on    compensation-     Total
                                                 Common Stock      paid-in     Retained  marketable   stock bonus  Stockholders'
                                              Shares       Amount  capital     deficit   securities       plan         Equity
                                           -------------------------------------------------------------------------------------
Balance at June 30, 1996                    1,813,075   $ 1,813   $   28,739   $(101,990)             $   (308)    $  (71,746)

Net income                                                                         9,313                                9,313
Earned portion of stock bonus plan                                                                          26
Shares issued pursuant to restricted
 stock award                                   61,903        62          (62)
                                           =====================================================================================
Balance at September 30, 1996               1,874,978   $ 1,875   $   28,677  $  (92,677)             $   (282)    $  (62,433)
                                           =====================================================================================

Balance at June 30, 1997                    3,334,978   $ 3,335   $4,772,569  $(739,547) $  79,224    $   (205)    $4,115,376

Net loss                                                                       (188,620)                             (188,620)
Change in unrealized gain on marketable
 securities                                                                                112,931                    112,931
Compensation related to stock option plan                              1,402                                            1,402
Earned portion of stock bonus plan                                                                          25             25
                                           =====================================================================================
Balance at September 30, 1997               3,334,978   $ 3,335   $4,773,971  $(928,167) $ 192,155    $  (180)     $4,041,114
                                           =====================================================================================


The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Three months ended September 30,

                                                                                      1997                      1996
                                                                                  ----------                  --------
Cash flows from operating activities
   Net (loss) income                                                               $(188,620)                 $  9,313
   Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities
         Depreciation and amortization                                                15,187                    20,698
         Losses on sales of marketable securities                                        976                         -
         Earned portion of stock bonus plan                                               25                        26
         Compensation related to stock option plan                                     1,402                         -
         Changes in operating assets and liabilities
            Decrease in accounts receivable                                           10,302                    57,507
            Decrease in other receivables                                              8,456                    27,681
            (Increase) in prepaid expenses                                               (31)                  (44,331)
            Decrease (increase) in other assets                                        2,419                    (1,000)
            Increase (decrease) in accounts payable and accrued liabilities            8,655                   (15,037)
            Decrease in accrued payroll and employee benefits                        (57,234)                  (25,748)
            Increase (decrease) in deferred revenues                                   8,626                    (7,590)
                                                                                  ----------                  --------
         Net cash (used in) provided by operating activities                        (189,837)                   21,519
                                                                                  ----------                  --------
Cash flows from investing activities
   Purchases of marketable securities                                               (332,101)                        -
   Proceeds from sales of marketable securities                                      463,737                         -
   Proceeds from maturities of marketable securities                                 200,000                         -
   Decrease in payable for securities purchased                                      (15,263)                        -
   Purchases of furniture and equipment                                              (39,620)                   (2,990)
                                                                                  ----------                  --------
           Net cash provided by (used in) investment activities                      276,753                    (2,990)
                                                                                  ----------                  --------
Cash flows from financing activities
   (Increase) in deferred offering costs                                                   -                   (54,811)
                                                                                  ----------                  --------
           Net cash used in financing activities                                           -                   (54,811)
                                                                                  ----------                  --------
           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       86,916                   (36,282)

Cash and cash equivalents at beginning of period                                     175,486                    31,474
                                                                                  ----------                  --------
Cash and cash equivalents at end of period                                         $ 262,402                  $ (4,808)
                                                                                  ==========                  ========

The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES



                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 1997
                                   (Unaudited)



1. The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations for the three month periods ended September 30, 1997 and 1996 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 1997 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 1997 consolidated financial statements.

2. The Company entered into an employment agreement with its Chief Executive Officer retroactive to July 1, 1997 as the prior agreement expired on June 30, 1997. The new agreement expires June 30, 2002 and provides for an annual base salary of $225,000, an annual cost of living increase to reflect increases in the Urban Consumer Price Index and an annual bonus at the discretion of the Company's Board of Directors. The agreement also provides for life, medical and disability insurance, auto and business expense reimbursements. If this agreement is terminated as a result of a change in duties of the executive or due to a change in control, the officer will be entitled to a lump sum severance payment equal to three times his then current base salary.

3. Certain prior period amounts were reclassified to conform with the presentation shown in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. Forward-looking statements contained herein involve risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in the markets and/or regions currently served by the Company and in those markets and/or regions that the Company may expand into; changes in the insurance industry; the Company's inability to retain current or new hearing officers; and changes in the public court system.

General

     The Company provides alternative dispute resolution ("ADR") services to insurance companies, law firms, corporations and municipalities. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with insurance companies which the Company believes are some of the largest consumers of ADR services.

     The Company opened for business in March 1992 in New York and currently has offices in New York, Pennsylvania, Massachusetts, Tennessee, South Carolina and the Midwest. The Midwest region, with headquarters in Wisconsin, commenced operations in the third quarter of the 1997 fiscal year.

     The Company's objective is to become one of the leading providers of ADR services nationally. To accomplish this goal, the Company plans to open up new offices, which may include the acquisition of existing ADR companies. In addition, the Company intends to increase its marketing of its ADR services to litigants in other types of disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases.

First Quarter Ended September 30, 1997 Compared to First Quarter Ended September 30, 1996

     Revenues. Revenues increased 7% to $863,725 for the first quarter ended September 30, 1997 from $805,491 for the comparable prior period. Management attributes this growth in sales to an overall increase in the number of cases heard, which is partially attributable to the opening of the Midwest region in the third quarter of the 1997 fiscal year. In particular, revenue generated by the Boston office increased by over 50% from the prior period. Offsetting such increases were declines in revenues from the Pennsylvania and South Carolina offices. Management believes that these offices will continue to experience a lower volume of cases heard during the 1998 fiscal year. The Company has restaffed the Pennsylvania office in an attempt to reverse this trend. In addition, the Company is pursuing exclusive agreements with the home offices of large corporations/insurance companies in order to obtain contracts on a national basis.

     Cost of Services. Cost of services increased 14% to $224,469 for the first quarter ended September 30, 1997 from $197,082 for the first quarter ended September 30, 1996. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues increased to 26% in the first quarter of fiscal year 1998 from 24% in the first quarter of fiscal year 1997. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 37% to $389,551 for the first quarter ended September 30, 1997 from $284,945 for the first quarter ended September 30, 1996. This expense category includes amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Sales and marketing costs as a percentage of revenues increased to 45% in the first quarter of fiscal year 1998 from 35% in the first quarter of fiscal year 1997. Most of this increase (approximately $91,000) relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, primarily during the second half of fiscal year 1997, personnel were hired and upgraded to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for higher revenue levels. Finally, the Midwest region, with personnel in Wisconsin and Illinois, opened during the third quarter of fiscal 1997. Additionally, advertising costs rose by approximately $12,000 to $20,900 for the three months ended September 30, 1997. Higher spending levels are planned for the remainder of the 1998 fiscal year as the Company moves forward with its advertising campaign intended to create an increased awareness of the Company through a variety of media. There can be no assurance that such expenditures will produce higher revenues.

         General and Administrative. General and administrative costs increased 57% to $481,398 for the first quarter ended September 30, 1997 from $307,299 for the first quarter ended September 30, 1996. Furthermore, general and administrative costs as a percentage of revenues increased to 56% in the first quarter of fiscal year 1998 from 38% for the comparable prior period. This category includes salaries of executives, accounting, data processing and administration/clerical and related payroll taxes and employee benefits, as well as all other overhead costs. Of the total increase, salary-related costs increased by approximately $66,000 as the Company upgraded and expanded personnel, particularly at its headquarters in New York, primarily during the second half of fiscal year 1997. All corporate activities, including marketing, finance, data processing, billing and collections, purchasing and scheduling of hearings, are centralized in New York. Management believes that this structure enhances the control environment as well as produces a more streamlined and efficient approach as the Company grows. Higher costs with respect to professional fees, insurance, stock market fees and the printing of new brochures were incurred due to the expansion of the Company and its status as a publicly traded entity. Such costs increased by approximately $94,000 in total.

         Other Income (Expenses). Other income (expenses) changed from a net expense of ($6,852) for the first quarter ended September 30, 1996 to income of $43,073 for the first quarter ended September 30, 1997. In the current fiscal period, other income was composed primarily of investment income generated from available proceeds received from the Company's initial public offering in November 1996. In the prior fiscal period, other expenses was composed primarily of interest expense from a past private placement financing. This debt was satisfied in full as of November 20, 1996 with proceeds from the Company's initial public offering.

         Provision for Income Taxes. There was no provision for taxes during the three month periods ended September 30, 1997 and 1996 due to losses incurred during the periods and the existence of net operating loss carryforwards for Federal tax purposes.

         Net (Loss) Income. For the three months ended September 30, 1997, the Company had a net loss of ($188,620) as compared to net income of $9,313 for the three months ended September 30, 1996. As discussed above, this change was primarily due to higher expenditures incurred as an investment in the Company's infrastructure in anticipation of future growth.

Liquidity and Capital Resources

         At September 30, 1997, the Company had working capital surplus of $3,761,129 compared to $3,853,430 at June 30, 1997.

         Net cash used in operating activities was $189,837 for the three months ended September 30, 1997 versus cash provided by operating activities of $21,519 in the prior comparable period. The decline is attributable to the decrease in net income (loss) from income of $9,313 for the three months ended September 30, 1996 to a loss of ($188,620) for the three months ended September 30, 1997.

         Net cash provided by investing activities was $276,753 for the three months ended September 30, 1997 versus cash used in investing activities of $2,990 in the comparable prior period. Investing activity began in the second quarter of the 1997 fiscal year when the net proceeds from the Company's initial public offering were received. During the first quarter of the 1998 fiscal year, several investments in government securities matured or were sold with a portion of the proceeds reinvested in equity securities.

         Net cash used in financing activities was $54,811 for the three months ended September 30, 1996 versus no activity in the current year fiscal period. The prior period costs related to offering costs incurred in anticipation of the Company's initial public offering which was consummated in November 1996.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.
                           Not applicable.

Item 2.           Changes in Securities and Use of Proceeds.
                           In November 1996, the Company raised additional
                  capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $970,000 had been utilized through June 30, 1997 as disclosed in the Company's Form 10-KSB. During the three months ended September 30, 1997, the Company additionally expended approximately $120,000 for working capital and general corporate purposes.

Item 3.           Defaults upon Senior Securities.
                           Not applicable.

Item 4.           Submission of matters to a Vote of Security Holders.
                           None.

Item 5.           Other information.
                           Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.
                  (a)      Exhibits.

                  Exhibit
                  Number       Description of Document
                  -------      -----------------------
                  10.2          Employment Agreement between Company and
                                  Roy Israel dated October 21, 1997
                  27            Financial Data Schedule

                  (b)      Reports on Form 8-K.  None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NAM CORPORATION

Date: November 13, 1997     By: /s/ Roy Israel
                                -----------------------------
                                Roy Israel, President and CEO



Date: November 13, 1997     By: /s/ Patricia A. Giuliani-Rheaume
                                --------------------------------
                                Patricia A. Giuliani-Rheaume,
                                Vice President, Treasurer and CFO

                                 EXHIBIT INDEX





                  Exhibit
                  Number       Description of Document
                  -------      -----------------------
                  10.2          Employment Agreement between Company and
                                  Roy Israel dated October 21, 1997
                  27            Financial Data Schedule

                  (b)      Reports on Form 8-K.  None.