Form 10QSB
period 1997-12-31
NAM CORP
filed 1998-02-17
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the six month period ended December 31, 1997

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

                                 (516) 829-4343
                    ----------------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of February 10, 1998, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes _____  No __X__

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                         -----

 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                   December 31, 1997 and June 30, 1997                      3

                  Consolidated Statements of Operations for
                   the three and six month periods ended
                   December 31, 1997 and 1996                               4

                  Consolidated Statements of Changes in
                   Stockholders' Equity for the six month
                   periods ended December 31, 1997 and 1996                 5

                  Consolidated Statements of Cash Flows
                    for the six month periods ended
                    December 31, 1997 and 1996                              6

                  Notes to Consolidated Financial Statements                7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                9



PART II.  OTHER INFORMATION

                  Item 2.  Changes in Securities
                               and Use of Proceeds                         15

                  Item 6.  Exhibits and Reports on Form 8-K                15

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                    December 31,                 June 30,
                                                                                        1997                      1997
                                                                                    -----------                -----------


                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                         $   402,351                $   175,486
  Marketable securities                                                               3,266,249                  3,792,381
  Accounts receivable (net of allowance for doubtful
     accounts of $80,000)                                                               471,759                    408,260
  Other receivables                                                                      14,002                     34,490
  Prepaid expenses                                                                       73,172                     54,682
                                                                                    -----------                -----------

     Total current assets                                                             4,227,533                  4,465,299

FURNITURE AND EQUIPMENT - AT COST,
   less accumulated depreciation                                                        257,655                    201,113

ORGANIZATION COSTS  (net of accumulated amortization of
      $26,182 and $21,885, respectively)                                                 16,780                     21,077

OTHER ASSETS                                                                             34,758                     39,756
                                                                                    -----------                -----------

                                                                                    $ 4,536,726                $ 4,727,245
                                                                                    ===========                ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $   125,635                $   158,846
  Accrued liabilities                                                                   182,586                    140,192
  Accrued payroll and employee benefits                                                 103,900                    174,115
  Deferred revenues                                                                     137,753                    138,716
                                                                                    -----------                -----------

     Total current liabilities                                                          549,874                    611,869

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $0.001 par value; 5,000,000 shares authorized;
    none issued                                                                            --                         --
  Common stock - $0.001 par value; 15,000,000 shares authorized;
    3,334,978 shares issued and outstanding                                               3,335                      3,335
  Paid-in capital                                                                     4,775,374                  4,772,569
  Accumulated deficit                                                                  (969,670)                  (739,547)
  Unrealized gain on marketable securities                                              177,967                     79,224
  Unearned compensation                                                                    (154)                      (205)
                                                                                    -----------                -----------

     Total stockholders' equity                                                       3,986,852                  4,115,376
                                                                                    -----------                -----------

                                                                                    $ 4,536,726                $ 4,727,245
                                                                                    ===========                ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    Three months ended December 31,    Six months ended December 31,
                                                                         1997             1996            1997             1996
                                                                     ------------     -----------      -----------     -------------
Net revenues                                                         $ 1,111,230      $   912,698      $ 1,974,955      $ 1,718,189

Operating costs and expenses
  Cost of services                                                       280,639          235,441          505,108          432,523
  Sales and marketing expenses                                           427,420          313,587          816,971          598,532
  General and administrative expenses                                    488,359          446,455          969,757          753,754
                                                                     -----------      -----------      -----------      -----------

                                                                       1,196,418          995,483        2,291,836        1,784,809
                                                                     -----------      -----------      -----------      -----------

          Loss from operations                                           (85,188)         (82,785)        (316,881)         (66,620)

Other income (expenses)
   Investment income                                                      40,852           20,286           83,515           20,286
   Other income                                                            2,833              858            3,243            2,006
   Costs incurred for the benefit of selling shareholders                   --           (115,500)            --           (115,500)
   Interest expense                                                         --             (3,893)            --            (11,893)
                                                                     -----------      -----------      -----------      -----------

                                                                          43,685          (98,249)          86,758         (105,101)
                                                                     -----------      -----------      -----------      -----------

         Loss before provision for income taxes                          (41,503)        (181,034)        (230,123)        (171,721)

Provision for income taxes                                                  --               --               --               --
                                                                     -----------      -----------      -----------      -----------

         NET LOSS                                                    $   (41,503)     $  (181,034)     $  (230,123)     $  (171,721)
                                                                     ===========      ===========      ===========      ===========

Net loss per common share - basic                                    $     (0.01)     $     (0.07)     $     (0.07)     $     (0.08)
                                                                     ===========      ===========      ===========      ===========

Weighted average shares outstanding - basic                            3,334,978        2,523,130        3,334,978        2,199,055
                                                                     -----------      -----------      -----------      -----------


The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   Six months ended December 31, 1997 and 1996


                                                                                        Change in
                                                                                        unrealized      Unearned
                                                         Additional                      gain on      compensation-    Total
                                    Common Stock          paid-in       Retained       marketable      stock bonus   Stockholders'
                               Shares        Amount       capital       deficit        securities        plan          Equity
                               -----------------------------------------------------------------------------------------------------
Balance at June 30, 1996         1,813,075     $  1,813     $    28,739     $ (101,990)                 $   (308)    $ (71,746)

Net loss                                                                      (171,721)                               (171,721)
Shares issued pursuant to
 initial public offering         1,460,000        1,460       4,700,084                                              4,701,544
Shares issued pursuant to
 restricted stock award             61,903           62             (62)
Unrealized gain on marketable
  securities                                                                                 9,293                       9,293
Compensation related to
  stock option plan and
  contributed warrants                                           44,138                                                 44,138
Earned portion of stock bonus
   plan                                                                                                       26            26
                                 =========     ========     ===========     ==========    ========     =========    ===========
Balance at December 31, 1996     3,334,978        3,335       4,772,899       (273,711)      9,293          (282)    4,511,534
                                 =========     ========     ===========     ==========    ========     =========    ===========






Balance at June 30, 1997         3,334,978     $  3,335     $ 4,772,569     $ (739,547)   $ 79,224     $    (205)   $4,115,376

Net loss                                                                      (230,123)                               (230,123)
Change in unrealized gain on
  marketable securities                                                                     98,743                      98,743
Compensation related to stock
  option plan                                                     2,805                                                  2,805
Earned portion of stock bonus
  plan                                                                                                        51            51
                                 =========     ========     ===========     ==========    ========     =========    ===========
Balance at December 31, 1997     3,334,978     $  3,335     $ 4,775,374     $ (969,670)   $177,967     $    (154)   $3,986,852
                                 =========     ========     ===========     ==========    ========     =========    ===========



The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Six months ended December 31,

                                                                                                   1997                     1996
                                                                                               -------------           -------------

Cash flows from operating activities
   Net loss                                                                                     $  (230,123)            $  (171,721)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
         Depreciation and amortization                                                               33,134                  38,277
         Losses on sales of marketable securities                                                     1,039                    --
         Earned portion of stock bonus plan                                                              51                      26
         Compensation related to stock option plan                                                    2,805                    --
         Changes in operating assets and liabilities
            (Increase) decrease in accounts receivable                                              (63,499)                 12,640
            Decrease (increase) in other receivables                                                 20,488                  (7,022)
            (Increase) in prepaid expenses                                                          (18,490)                (43,611)
            Decrease (increase) in other assets                                                       4,998                  (1,332)
            (Decrease) in accounts payable and accrued liabilities                                  (29,479)                (66,469)
            (Decrease) increase in accrued payroll and employee benefits                            (70,215)                 10,519
            (Decrease) in deferred revenues                                                            (963)                (17,465)
                                                                                                -----------             -----------

         Net cash used in operating activities                                                     (350,254)               (246,158)
                                                                                                -----------             -----------

Cash flows from investing activities
   Purchases of marketable securities                                                            (1,393,118)             (1,229,031)
   Proceeds from sales of marketable securities                                                     479,724                    --
   Proceeds from maturities of marketable securities                                              1,545,000                    --
   Increase in payable for securities purchased                                                      38,662                 116,718
   Purchases of furniture and equipment                                                             (93,149)                (11,970)
                                                                                                -----------             -----------

           Net cash provided by (used in) investment activities                                     577,119              (1,124,283)
                                                                                                -----------             -----------

Cash flows from financing activities
   Issuance of common stock, net of issuance costs                                                     --                 4,745,654
   Repayment of notes payable                                                                          --                  (400,000)
   Decrease in deferred offering costs                                                                 --                   112,001
                                                                                                -----------             -----------

           Net cash provided by financing activities                                                   --                 4,457,655
                                                                                                -----------             -----------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                                226,865               3,087,214

Cash and cash equivalents at beginning of period                                                    175,486                  31,474

                                                                                                ===========             ===========
Cash and cash equivalents at end of period                                                      $   402,351             $ 3,118,688
                                                                                                ===========             ===========



The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Six months ended December 31, 1997
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 1997 and the related consolidated statements of operations for the six month periods ended December 31, 1997 and 1996 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 1997 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the six month period ended December 31, 1997 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 1997 consolidated financial statements.

2. During the second quarter of the 1998 fiscal year, the Company adopted Statement of Financial Accounting Standards 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. On adoption, restatement of all prior period earnings per share data presented is required. A reconciliation of the numerators and denominators of the basic earnings(loss)per share computations follows:


                                          Three months ended December 31,
                                          1997                   1996
                                          ----                   ----
  Basic EPS
       Net Loss(Numerator)             ($41,503)              ($181,034)
       Shares (Denominator)           3,334,978               2,523,130
       Net Loss Per-Share Amount         ($0.01)                 ($0.07)

                                           Six months ended December 31,
                                          1997                   1996
                                          ----                   ----
  Basic EPS
       Net Loss (Numerator)           ($230,123)              ($171,721)
       Shares (Denominator)           3,334,978               2,199,055
       Net Loss Per-Share Amount         ($0.07)                 ($0.08)

Diluted earnings per share is the same as basic earnings per share as potential common shares would be anti-dilutive as the Company incurred a net loss for all periods presented.

In September 1997, the Company issued options to key officers which enable them to purchase 115,000 shares of common stock based on the market value on the grant date. Such options vest over a two-year period.

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

General

     The Company provides alternative dispute resolution ("ADR") services to insurance companies, law firms, corporations, municipalities and individuals. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with insurance companies which the Company believes are some of the largest consumers of ADR services.

     The Company opened for business in March 1992 in New York and currently has offices in New York, Pennsylvania, Massachusetts, Tennessee, South Carolina and the Midwest. The Midwest region, with headquarters in Wisconsin, commenced operations in the third quarter of the 1997 fiscal year.

     According to Citizens Against Lawsuit Abuse (CALA), Americans file millions of lawsuits annually at a cost of over $150 billion per year, or nearly 2.5% of the United States Gross National Product. Based on the inability of the public court system to manage effectively its docket of civil cases, more entities are looking for solutions providing prompt resolution of their grievances. With the ability to provide ADR services nationwide, the Company's objective is to offer a viable, cost efficient and timely alternative to the court system and become one of the leading providers of ADR services. To accomplish this goal, the Company will initiate an advertising campaign over the next twelve months intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. The campaign will commence during the third quarter of the current fiscal year and is estimated to cost in excess of $550,000. In addition, in order to increase business, the Company is pursuing exclusive agreements with the home offices of large corporations/insurance companies in order to obtain contracts on a national basis.

Second Quarter Ended December 31, 1997 Compared to Second Quarter Ended December 31, 1996

     Revenues. Revenues increased 22% to $1,111,230 for the second quarter ended December 31, 1997 from $912,698 for the comparable prior period. Management attributes this increase in sales to a growing acceptance of the Company's services as shown by the overall increase in the number of cases heard in all regions with the exception of South Carolina. Additionally, the opening of the Midwest region in the third quarter of the 1997 fiscal year contributed to the revenue growth. Second quarter revenues in fiscal years 1998 and 1997 benefited from a strong desire by insurance and other customers to resolve outstanding disputes before the end of the calendar year. Conversely, it is expected that third quarter revenues of the 1998 fiscal year will decline from that of the second quarter of the same fiscal year as such customer demand typically abates at the beginning of the calendar year.

     Cost of Services. Cost of services increased 19% to $280,639 for the second quarter ended December 31, 1997 from $235,441 for the second quarter ended December 31, 1996. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues decreased slightly to 25% in the second quarter of fiscal year 1998 from 26% in the second quarter of fiscal year 1997. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 36% to $427,420 for the second quarter ended December 31, 1997 from $313,587 for the second quarter ended December 31, 1996. This expense category includes amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Sales and marketing costs as a percentage of revenues increased to 38% in the second quarter of fiscal year 1998 from 34% in the second quarter of fiscal year 1997. This increase largely relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, primarily during the second half of fiscal year 1997, personnel were hired to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for a higher volume of cases. Finally, the Midwest region, with personnel in Wisconsin and Illinois, opened during the third quarter of fiscal 1997. Although advertising costs remained consistent between the two periods, the Company will increase its spending level in this area in the second half of fiscal year 1998. The Company intends to create an increased awareness of its services through a variety of media. There can be no assurance that such expenditures will produce higher revenues.

         General and Administrative. General and administrative costs increased 9% to $488,359 for the second quarter ended December 31, 1997 from $446,455 for the second quarter ended December 31, 1996. Furthermore, general and administrative costs as a percentage of revenues decreased to 44% in the second quarter of fiscal year 1998 from 49% for the comparable prior period. This category includes salaries of executives, accounting, data processing and administration/clerical and related payroll taxes and employee benefits, as well as all other overhead costs. Of the total increase, salary-related costs increased by approximately $68,000 as the Company expanded personnel, particularly at its headquarters in New York, primarily during the second half of fiscal year 1997. All corporate activities, including marketing, finance, data processing, billing and collections, purchasing and scheduling of hearings, are centralized in New York. Management believes that this structure provides a uniform and high-quality level of service for clients, in addition to enhancing the control environment and producing a more streamlined and efficient approach as the Company grows. Offsetting this increase was a decrease in non-recurring professional fees.

     Other Income (Expenses). Other income (expenses) changed from a net expense of ($98,249) for the second quarter ended December 31, 1996 to income of $43,685 for the second quarter ended December 31, 1997. In the current fiscal period, other income was composed primarily of investment income generated from available proceeds received from the Company's initial public offering in November 1996. In the prior fiscal period, in connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 upon the consummation of the initial public offering in the second quarter of fiscal year 1997. In addition, other expenses in that period also included interest expense from a past private placement financing. This debt was satisfied in full as of November 20, 1996 with proceeds from the Company's initial public offering.

         Provision for Income Taxes. There was no provision for taxes during the three month periods ended December 31, 1997 and 1996 due to losses incurred during the periods and the existence of net operating loss carryforwards for Federal and state tax purposes.

     Net Loss. For the three months ended December 31, 1997, the Company had a net loss of ($41,503) as compared to a net loss of ($181,034) for the three months ended December 31, 1996. The loss declined as a result of higher revenues and as the prior fiscal period was adversely affected by non-recurring charges incurred in connection with the initial public offering in November 1996.

Six months Ended December 31, 1997 Compared to Six months Ended December 31,
1996

     Revenues. Revenues increased 15% to $1,974,955 for the six months ended December 31, 1997 from $1,718,189 for the comparable prior period. Management attributes this increase in sales to a growing acceptance of the Company's services as shown by the overall increase in the number of cases heard in all regions with the exception of Pennsylvania and South Carolina. Additionally, the opening of the Midwest region in the third quarter of the 1997 fiscal year contributed to the revenue growth.

     Cost of Services. Cost of services increased 17% to $505,108 for the six months ended December 31, 1997 from $432,523 for the six months ended December 31, 1996. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues increased slightly to 26% in the six months of fiscal year 1998 from 25% in the six months of fiscal year 1997. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 36% to $816,971 for the six months ended December 31, 1997 from $598,532 for the six months ended December 31, 1996. This expense category includes amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Sales and marketing costs as a percentage of revenues increased to 41% in the six months of fiscal year 1998 from 35% in the six months of fiscal year 1997. Most of this increase (approximately $192,000) relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, primarily during the second half of fiscal year 1997, personnel were hired to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for a higher volume of cases. Finally, the Midwest region, with personnel in Wisconsin and Illinois, opened during the third quarter of fiscal 1997. Additionally, advertising costs rose by approximately $12,000 to $32,500 for the six months ended December 31, 1997. The Company will increase its spending level in this area during the second half of fiscal year 1998. The Company intends to create an increased awareness of its services through a variety of media. There can be no assurance that such expenditures will produce higher revenues.

         General and Administrative. General and administrative costs increased 29% to $969,757 for the six months ended December 31, 1997 from $753,754 for the six months ended December 31, 1996. Furthermore, general and administrative costs as a percentage of revenues increased to 49% in the six months of fiscal year 1998 from 44% for the comparable prior period. This category includes salaries of executives, accounting, data processing and administration/clerical and related payroll taxes and employee benefits, as well as all other overhead costs. Of the total increase, salary-related costs increased by approximately $110,000 as the Company expanded personnel, particularly at its headquarters in New York, primarily during the second half of fiscal year 1997. All corporate activities, including marketing, finance, data processing, billing and collections, purchasing and scheduling of hearings, are centralized in New York. Management believes that this structure provides a uniform and high-quality level of service for clients, in addition to enhancing the control environment and producing a more streamlined and efficient approach as the Company grows. Higher costs with respect to insurance, stock market fees and the printing of new brochures were incurred due to the expansion of the Company and its status as a publicly traded entity. Such costs increased by approximately $60,000 in total.

     Other Income (Expenses). Other income (expenses) changed from a net expense of ($105,101) for the six months ended December 31, 1996 to income of $86,758 for the six months ended December 31, 1997. In the current fiscal period, other income was composed primarily of investment income generated from available proceeds received from the Company's initial public offering in November 1996. In the prior fiscal period, in connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 upon the consummation of the initial public offering in the second quarter of fiscal year 1997. In addition, other expenses in that period also included interest expense from a past private placement financing. This debt was satisfied in full as of November 20, 1996 with proceeds from the Company's initial public offering.

         Provision for Income Taxes. There was no provision for taxes during the six month periods ended December 31, 1997 and 1996 due to losses incurred during the periods and the existence of net operating loss carryforwards for Federal and state tax purposes.

     Net Loss. For the six months ended December 31, 1997, the Company had a net loss of ($230,123) as compared to a net loss of ($171,721) for the six months ended December 31, 1996. The loss increased due to higher expenditures incurred as an investment in the Company's infrastructure in anticipation of future growth.

Liquidity and Capital Resources

         At December 31, 1997, the Company had working capital surplus of $3,677,659 compared to $3,853,430 at June 30, 1997.

         Net cash used in operating activities was $350,254 for the six months ended December 31, 1997 versus $246,158 in the prior comparable period. The change is primarily attributable to the increase in the net loss from ($171,721) for the six months ended December 31, 1996 to ($230,123) for the six months ended December 31, 1997.

     Net cash provided by investing activities was $577,119 for the six months ended December 31, 1997 versus cash used in investing activities of $1,124,283 in the comparable prior period. Investing activity began in the second quarter of the 1997 fiscal year when the net proceeds from the Company's initial public offering were received. During the first half of the 1998 fiscal year, several investments in government securities matured or were sold with a portion of the proceeds reinvested in equity and other government securities.

     Net cash provided by financing activities was $4,457,655 for the six months ended December 31, 1996 versus no activity in the current year fiscal period. The prior period reflects the receipt of the proceeds from the Company's initial public offering which was consummated in November 1996. A portion of the proceeds were utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently, the due dates of the notes were extended to December 31, 1996. On November 20, 1996, the notes were repaid in full.

         The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations, including the advertising campaign commencing in the third quarter of fiscal year 1998.

         The "year 2000" data management issue is not expected to have a material impact on the Company.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
                  Not applicable.

Item 2.    Changes in Securities and Use of Proceeds.

                  In November 1996, the Company raised additional capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $970,000 had been utilized through June 30, 1997 as disclosed in the Company's Form 10-KSB. During the six months ended December 31, 1997, the Company additionally expended approximately $265,000 for working capital and general corporate purposes.

Item 3.    Defaults upon Senior Securities.
                  Not applicable.

Item 4.    Submission of matters to a Vote of Security Holders.
                  On December 17, 1997, the Company held its annual meeting of shareholders. At the meeting, shareholders voted on two proposals: the election of directors and the ratification of the appointment of Grant Thornton LLP as the Company's independent accountants for fiscal year 1998. The following represents the results of the voting, both in person and by proxy:


                  For Directors:

                  Roy Israel                2,920,540 votes for;
                                                    0 votes against;
                                                5,900 votes withheld

                  Cynthia Sanders           2,920,540 votes for;
                                                    0 votes against;
                                                5,900 votes withheld

                  Daniel Jansen             2,920,540 votes for:
                                                    0 votes against;
                                                5,900 votes withheld

                  Stephen Acunto            2,916,964 votes for:
                                                    0 votes against;
                                                9,476 votes withheld

                  Anthony Mercorella        2,920,540 votes for:
                                                    0 votes against;
                                                5,900 votes withheld

                  Michael Thaler            2,920,540 votes for:
                                                    0 votes against;
                                                5,900 votes withheld

                  For ratification of appointment of Grant Thornton LLP as the Company's independent accountants for fiscal year 1998:

                          2,915,540 votes for;
                          6,700 votes against;
                          4,200 abstenations.


Item 5.Other information.
                           Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
                  (a)      Exhibits.

                  Exhibit
                  Number       Description of Document
                  ------       -----------------------
                    27         Financial Data Schedule

                  (b)      Reports on Form 8-K.  None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NAM CORPORATION

Date: February 12, 1998               By: /s/ Roy Israel
                                          -------------------------------
                                              Roy Israel,
                                              President and CEO

Date: February 12, 1998               By: /s/ Patricia A. Giuliani-Rheaume
                                          -------------------------------
                                              Patricia A. Giuliani-Rheaume,
                                              Vice President, Treasurer and CFO