Form 10QSB
period 1998-03-31
NAM CORP
filed 1998-05-15
CIK 925741

________________________________________________________________________________

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                            1010 Northern Boulevard
                          Great Neck, New York 11021
                  ------------------------------------------
                   (Address of Principal Executive Offices)

                                (516) 829-4343
                        -------------------------------
                          (Issuer's Telephone Number,
                             Including Area Code)

                         _____________________________

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       ---   ---
As of May 12, 1998, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes     No  X
                                                               ---    ---
________________________________________________________________________________

                                NAM CORPORATION
                                     INDEX

PART I.    FINANCIAL INFORMATION                                           Page

  ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

           Consolidated Balance Sheets at March 31, 1998 and
             June 30, 1997                                                    3

           Consolidated Statements of Operations for the three and
             nine month periods ended March 31, 1998 and 1997                 4

           Consolidated Statements of Changes in Stockholders' Equity
             for the nine month periods ended March 31, 1998 and 1997         5

           Consolidated Statements of Cash Flows for the nine month
             periods ended March 31, 1998 and 1997                            6

           Notes to Consolidated Financial Statements                         7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                        9


PART II.   OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds                15

           Item 6.  Exhibits and Reports on Form 8-K                         15

                       NAM Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                March 31,       June 30,
                                                                  1998            1997
                                                              ------------     ----------
                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $   153,036     $   175,486
  Marketable securities                                         2,072,824       3,792,381
  Receivable for securities sold                                1,306,304               -
  Accounts receivable (net of allowance for doubtful
     accounts of $90,000 and $80,000, respectively)               335,836         408,260
  Other receivables                                                23,484          34,490
  Prepaid expenses                                                 38,091          54,682
                                                              ------------     ----------
     Total current assets                                       3,929,575       4,465,299

FURNITURE AND EQUIPMENT - AT COST,
  less accumulated depreciation                                   261,696         201,113

ORGANIZATION COSTS  (net of accumulated amortization of
  $28,330 and $21,885, respectively)                               14,632          21,077

OTHER ASSETS                                                       32,281          39,756
                                                              ------------     ----------
                                                              $ 4,238,184     $ 4,727,245
                                                              ============    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $   139,854     $   158,846
  Accrued liabilities                                             110,513         140,192
  Accrued payroll and employee benefits                            71,390         174,115
  Deferred revenues                                               151,060         138,716
                                                              ------------     ----------
     Total current liabilities                                    472,817         611,869

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $0.001 par value; 5,000,000 shares
     authorized; none issued                                            -               -
  Common stock - $0.001 par value; 15,000,000 shares
     authorized; 3,334,978 shares issued and outstanding            3,335           3,335
  Paid-in capital                                               4,776,776       4,772,569
  Accumulated deficit                                          (1,158,453)       (739,547)
  Unrealized gain on marketable securities                        143,837          79,224
  Unearned compensation                                              (128)           (205)
                                                              ------------     ----------
     Total stockholders' equity                                 3,765,367       4,115,376
                                                              ------------     ----------
                                                              $ 4,238,184      $4,727,245
                                                              ============     ==========

       The accompanying notes are an integral part of these statements.

                       NAM Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months ended March 31,           Nine months ended March 31,
                                                               1998             1997                 1998             1997
                                                            ---------       ------------          -----------      -----------
Net revenues                                                $ 847,722       $ 732,467             $ 2,822,677      $ 2,450,656

Operating costs and expenses
  Cost of services                                            209,401         177,660                 714,509          610,183
  Sales and marketing expenses                                568,641         360,932               1,385,612          959,464
  General and administrative expenses                         476,775         485,549               1,446,532        1,239,303
                                                            ---------       ---------             -----------      -----------
                                                            1,254,817       1,024,141               3,546,653        2,808,950
                                                            ---------       ---------             -----------      -----------
          Loss from operations                               (407,095)       (291,674)               (723,976)        (358,294)

Other income (expenses)
   Investment income                                          217,309          61,668                 300,824           81,954
   Other income                                                 1,003           1,395                   4,246            3,401
   Costs incurred for the benefit of selling shareholders           -               -                       -         (115,500)
   Interest expense                                                 -               -                       -          (11,893)
                                                            ---------       ---------             -----------      -----------
                                                              218,312          63,063                 305,070          (42,038)
                                                            ---------       ---------             -----------      -----------
         Loss before provision for income taxes              (188,783)       (228,611)               (418,906)        (400,332)

Provision for income taxes                                          -               -                       -                -
                                                            ---------       ---------             -----------      -----------
         NET LOSS                                           $(188,783)      $(228,611)            $  (418,906)     $  (400,332)
                                                            =========       =========             ===========      ===========
Net loss per common share - basic                           $   (0.06)      $   (0.07)            $     (0.13)     $     (0.16)
                                                            =========       =========             ===========      ===========
Weighted average shares outstanding - basic                 3,334,978       3,334,978               3,334,978        2,572,168
                                                            ---------       ---------             -----------      -----------

       The accompanying notes are an integral part of these statements.

                       NAM Corporation and Subsidiaries
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   Nine months ended March 31, 1998 and 1997

                                                                                            Change in
                                                                                           unrealized    Unearned
                                                                 Additional              gain (loss)on compensation-     Total
                                                Common Stock      paid-in     Retained     marketable   stock bonus    Stockholders'
                                              Shares    Amount    capital      deficit     securities      plan          Equity
                                            ----------------------------------------------------------------------------------------
Balance at June 30, 1996                     1,813,075  $ 1,813  $   28,739   $  (101,990)                 $ (308)      $  (71,746)

Net loss                                                                         (400,332)                                (400,332)
Shares issued pursuant to initial
     public offering                         1,460,000    1,460   4,700,084                                              4,701,544
Shares issued pursuant to restricted
     stock award                                61,903       62         (62)
Unrealized gain (loss) on marketable
     securities                                                                              (34,608)                      (34,608)
Compensation related to stock option plan
     and contributed warrants                                        37,500                                                 37,500
Earned portion of stock bonus plan                                                                             77               77
                                            ----------------------------------------------------------------------------------------
Balance at March 31, 1997                    3,334,978    3,335   4,766,261      (502,322)   (34,608)        (231)       4,232,435
                                            ========================================================================================

Balance at June 30, 1997                     3,334,978  $ 3,335  $4,772,569   $  (739,547)  $ 79,224       $ (205)      $4,115,376

Net loss                                                                         (418,906)                                (418,906)
Change in unrealized gain on marketable
     securities                                                                               64,613                        64,613
Compensation related to stock option plan                             4,207                                                  4,207
Earned portion of stock bonus plan                                                                             77               77
                                            ----------------------------------------------------------------------------------------
Balance at March 31, 1998                    3,334,978  $ 3,335  $4,776,776   $(1,158,453)  $143,837       $ (128)      $3,765,367
                                            ========================================================================================

       The accompanying notes are an integral part of these statements.

                       NAM Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Nine months ended March 31,

                                                                          1998                1997
                                                                       ----------          ----------
Cash flows from operating activities
   Net loss                                                            $ (418,906)         $ (400,332)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
         Depreciation and amortization                                     52,437              45,357
         Provision for bad debts                                           10,000                   -
         (Gains) on sales of marketable securities                       (177,847)             (7,123)
         (Gains) on sales of furniture and equipment                         (572)                  -
         Earned portion of stock bonus plan                                    77                  77
         Compensation related to stock option plan                          4,207                   -
         Changes in operating assets and liabilities
            Decrease in accounts receivable                                62,424              77,398
            Decrease (increase) in other receivables                       11,006             (36,017)
            Decrease (increase) in prepaid expenses                        16,591             (20,070)
            Decrease (increase) in other assets                             7,474              (9,752)
            (Decrease) in accounts payable and accrued liabilities        (33,408)           (143,169)
            (Decrease) in accrued payroll and employee benefits          (102,725)            (18,396)
            Increase in deferred revenues                                  12,344              18,496
                                                                       ----------          ----------
         Net cash used in operating activities                           (556,898)           (493,531)
                                                                       ----------          ----------
Cash flows from investing activities
   Purchases of marketable securities                                  (1,675,732)         (3,309,429)
   Proceeds from sales of marketable securities                         1,804,309             362,373
   Proceeds from maturities of marketable securities                    1,845,000                   -
   Increase in receivable for securities sold                          (1,306,304)                  -
   (Decrease) in payable for securities purchased                         (15,263)                  -
   Purchases of furniture and equipment                                  (122,342)            (32,263)
   Sales of furniture and equipment                                         4,780                   -
                                                                       ----------          ----------
           Net cash provided by (used in) investment activities           534,448          (2,979,319)
                                                                       ----------          ----------
Cash flows from financing activities
   Issuance of common stock, net of issuance costs                              -           4,739,037
   Repayment of notes payable                                                   -            (400,000)
   Decrease in deferred offering costs                                          -             112,001
                                                                       ----------          ----------
           Net cash provided by financing activities                            -           4,451,038
                                                                       ----------          ----------
           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (22,450)            978,188

Cash and cash equivalents at beginning of period                          175,486              31,474
                                                                       ----------          ----------
Cash and cash equivalents at end of period                              $ 153,036          $1,009,662
                                                                       ==========          ==========

       The accompanying notes are an integral part of these statements.

                       NAM CORPORATION and SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       Nine months ended March 31, 1998
                                  (Unaudited)

1. The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of operations for the nine month periods ended March 31, 1998 and 1997 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 1998 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the nine month period ended March 31, 1998 are not necessarily indicative of the operating results expected for the full year.

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

                                            Three months ended March 31,
                                            1998                   1997
                                            ----                   ----
Basic EPS
   Net Loss(Numerator)                   ($188,783)             ($228,611)
   Shares (Denominator)                  3,334,978              3,334,978
   Net Loss Per-Share Amount                ($0.06)                ($0.07)

                                            Nine months ended March 31,
                                            1998                   1997
                                            ----                   ----

Basic EPS
   Net Loss (Numerator)                  ($418,906)             ($400,332)
   Shares (Denominator)                  3,334,978              2,572,168
   Net Loss Per-Share Amount                ($0.13)                ($0.16)

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

     According to Citizens Against Lawsuit Abuse (CALA), Americans file millions of lawsuits annually at a cost of over $150 billion per year, or nearly 2.5% of the United States Gross National Product. Based on the inability of the public court system to manage effectively its docket of civil cases, more entities are looking for solutions that provide prompt resolution of their grievances. With the ability to provide ADR services nationwide, the Company's objective is to offer a viable, cost efficient and timely alternative to the court system and become one of the leading providers of ADR services. To accomplish this goal, the Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. The campaign, which is expected to extend at least into the first quarter of the 1999 fiscal year, is estimated to cost in excess of $600,000, with a majority of the cost to be incurred during the fourth quarter of this fiscal year. In addition, in order to increase business, the Company is pursuing exclusive relationships with the home offices of large corporations in order to obtain contracts on a national basis.

Third quarter Ended March 31, 1998 Compared to Third quarter Ended March 31,
1997

     Revenues. Revenues increased 16% to $847,722 for the third quarter ended March 31, 1998 from $732,467 for the comparable prior period. Management attributes this increase in sales to a growing acceptance of the Company's services as shown by the overall increase in the number of cases heard in all regions. Excluding the Midwest region, which opened during the third quarter of the 1997 fiscal year, revenues for existing regions increased approximately 12%. Additionally, the Midwest region further contributed to the revenue growth.

     Cost of Services. Cost of services increased 18% to $209,401 for the third quarter ended March 31, 1998 from $177,660 for the third quarter ended March 31, 1997. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues increased slightly to 25% in the third quarter of fiscal year 1998 from 24% in the third quarter of fiscal year 1997. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 58% to $568,641 for the third quarter ended March 31, 1998 from $360,932 for the third quarter ended March 31, 1997. This expense category includes amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Sales and marketing costs as a percentage of revenues increased to 67% in the third quarter of fiscal year 1998 from 49% in the third quarter of fiscal year 1997. This increase largely relates to advertising and public relations expenditures. Such costs increased by approximately $160,000 during the third quarter of fiscal year 1998 from the comparable prior year period. The increase was largely due to the commencement of an advertising campaign whereby the Company placed advertisements in a variety of print media (newspapers, law journals, insurance and business publications). The objective of the campaign is to increase awareness of the Company and its services. There can be no assurance that these expenditures will produce higher revenues. The remainder of the increase in sales and marketing pertains to salary and related items. Higher sales commissions were incurred based on the higher volume of business. Secondly, primarily during the second half of fiscal year 1997, personnel were hired to staff and support the Company's expansion plans.

     General and Administrative. General and administrative costs decreased 2% to $476,775 for the third quarter ended March 31, 1998 from $485,549 for the third quarter ended March 31, 1997. Furthermore, general and administrative costs as a percentage of revenues decreased to 56% in the third quarter of fiscal year 1998 from 66% for the comparable prior period. This category includes salaries of executives, accounting, data processing and administration/clerical and related payroll taxes and employee benefits, as well as all other overhead costs. Increases in salary-related costs for expansion primarily during the second half of fiscal year 1997 was more than offset by declines in employee recruitment costs, insurance and professional fees in the third quarter. All corporate activities, including marketing, finance, data processing, billing and collections, purchasing and scheduling of hearings, are centralized in New York. Management believes that this structure provides a uniform and high-quality level of service for clients, in addition to enhancing the control environment and producing a more streamlined and efficient approach as the Company grows.

     Other Income (Expenses). Other income increased from $63,063 for the third quarter ended March 31, 1997 to $218,312 for the third quarter ended March 31, 1998. Other income is composed primarily of investment income and realized gains (losses) generated from investments. During the third quarter of the 1998 fiscal year, the Company sold a portion of its marketable securities in order to adjust the mix of the portfolio. As a result, net realized gains increased to approximately $179,000 in the third quarter of fiscal year 1998 from $7,000 in the prior comparable period.

     Provision for Income Taxes. There was no provision for taxes during the three month periods ended March 31, 1998 and 1997 due to losses incurred during the periods and the existence of net operating loss carryforwards for Federal and state tax purposes.

     Net Loss. For the three months ended March 31, 1998, the Company had a net loss of ($188,783) as compared to a net loss of ($228,611) for the three months ended March 31, 1997. The loss declined despite increased advertising expenditures primarily due to higher revenues and realized gains on marketable securities.

Nine months Ended March 31, 1998 Compared to Nine months Ended March 31, 1997

     Revenues. Revenues increased 15% to $2,822,677 for the nine months ended March 31, 1998 from $2,450,656 for the comparable prior period. Management attributes this increase in sales to a growing acceptance of the Company's services as shown by the overall increase in the number of cases heard. Additionally, the opening of the Midwest region in the third quarter of the 1997 fiscal year contributed to the revenue growth.

     Cost of Services. Cost of services increased 17% to $714,509 for the nine months ended March 31, 1998 from $610,183 for the nine months ended March 31, 1997. The higher volume of business serviced resulted in greater hearing officer fees. In addition, cost of services as a percentage of revenues remained stable at 25% for the first nine months of fiscal year 1998 and for the comparable period in the prior year. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 44% to $1,385,612 for the nine months ended March 31, 1998 from $959,464 for the nine months ended March 31, 1997. This expense category includes amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Sales and marketing costs as a percentage of revenues increased to 49% for the first nine months of fiscal year 1998 from 39% for the first nine months of fiscal year 1997. Most of this increase (approximately $260,000) relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, primarily during the second half of fiscal year 1997, personnel were hired to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for a higher volume of cases. Finally, the Midwest region, with personnel in Wisconsin and Illinois, opened during the third quarter of fiscal 1997. Additionally, advertising costs rose by approximately $172,000 to $221,000 for the nine months ended March 31, 1998. The increase was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of print media (newspapers, law journals, insurance and business publications). The objective of the campaign is to increase awareness of the Company and its services. There can be no assurance that such expenditures will produce higher revenues.

     General and Administrative. General and administrative costs increased 17% to $1,446,532 for the nine months ended March 31, 1998 from $1,239,303 for the nine months ended March 31, 1997. Furthermore, general and administrative costs as a percentage of revenues remained stable at 51% for the first nine months of fiscal year 1998 and for the comparable prior period. This category includes salaries of executives, accounting, data processing and administration/clerical and related payroll taxes and employee benefits, as well as all other overhead costs. Salary-related costs increased by approximately $229,000 as the Company expanded personnel, particularly at its headquarters in New York, primarily during the second half of fiscal year 1997. All corporate activities, including marketing, finance, data processing, billing and collections, purchasing and scheduling of hearings, are centralized in New York. Management believes that this structure provides a uniform and high-quality level of service for clients, in addition to enhancing the control environment and producing a more streamlined and efficient approach as the Company grows. Higher costs with respect to fees relating to being a public company(approximately $21,000) were more than offset by a decline in non-recurring professional fees ($48,000).

     Other Income (Expenses). Other income (expenses) changed from a net expense of ($42,038) for the nine months ended March 31, 1997 to income of $305,070 for the nine months ended March 31, 1998. In the current fiscal period, other income was composed primarily of investment income and realized gains (losses) generated from investments. During the third quarter of the 1998 fiscal year, the Company sold a portion of its marketable securities in order to adjust the mix of the portfolio. As a result, net realized gains increased to approximately $178,000 for the nine months ended March 31, 1998 from approximately $7,000 in the comparable period of the prior year. Also, in the prior fiscal period, in connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 upon the consummation of the initial public offering in the second quarter of fiscal year 1997. In addition, other expenses in that period also included interest expense from a past private placement financing. This debt was satisfied in full as of November 20, 1996 with proceeds from the Company's initial public offering.

     Provision for Income Taxes. There was no provision for taxes during the nine month periods ended March 31, 1998 and 1997 due to losses incurred during the periods and the existence of net operating loss carryforwards for Federal and state tax purposes.

     Net Loss. For the nine months ended March 31, 1998, the Company had a net loss of ($418,906) as compared to a net loss of ($400,332) for the nine months ended March 31, 1997. The loss increased due to higher expenditures incurred as an investment in the Company's infrastructure in anticipation of future growth as well as the commencement of a comprehensive advertising campaign. Such expenditures were partially offset by higher revenues and realized gains on marketable securities.

Liquidity and Capital Resources

     At March 31, 1998, the Company had working capital surplus of $3,456,758 compared to $3,853,430 at June 30, 1997.

     Net cash used in operating activities was $556,898 for the nine months ended March 31, 1998 versus $493,531 in the prior comparable period. The change is partially attributable to the increase in the net loss from ($400,332) for the nine months ended March 31, 1997 to ($418,906) for the nine months ended March 31, 1998.

     Net cash provided by investing activities was $534,448 for the nine months ended March 31, 1998 versus cash used in investing activities of $2,979,319 in the comparable prior period. Investing activity began in the third quarter of the 1997 fiscal year when the net proceeds from the Company's initial public offering were received. During the first nine months of the 1998 fiscal year, various investments in government securities matured. At the end of the third quarter of the 1998 fiscal year, the Company also sold corporate bonds and equity securities with the intention that a portion of such proceeds be invested in government securities during the fourth quarter.

     Net cash provided by financing activities was $4,451,038 for the nine months ended March 31, 1997 versus no activity in the current year fiscal period. The prior period reflects the receipt of the proceeds from the Company's initial public offering which was consummated in November 1996. A portion of the proceeds were utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently, the due dates of the notes were extended to March 31, 1997. On November 20, 1996, the notes were repaid in full.

     The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations, including the advertising campaign which commenced in the third quarter of fiscal year 1998 and will continue into the 1999 fiscal year.


The Year 2000

     The Company is taking actions to make its systems, products and infrastructure year 2000 compliant and has also begun inquiries as to the status of its vendors with respect to this issue. Management believes that, based on available information, the Company will be able to manage the year 2000 transition without any material adverse effects on its business operations, products or financial prospects.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
                   Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
                   In November 1996, the Company raised additional capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $970,000 had been utilized through June 30, 1997 as disclosed in the Company's Form 10-KSB. During the nine months ended March 31, 1998, the Company additionally expended approximately $392,000 for working capital and general corporate purposes, including its advertising campaign.

Item 3.   Defaults upon Senior Securities. Not applicable.

Item 4.   Submission of matters to a Vote of Security Holders.
                   None.

Item 5.   Other information.
                   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
                  (a)      Exhibits.

                  Exhibit
                  Number       Description of Document
                  -------      -----------------------
                    27         Financial Data Schedule

                  (b) Reports on Form 8-K. Form 8-K, dated March 27, 1998, was filed on March 30, 1998 to announce the Company's intention to acquire up to 300,000 shares of its common stock during a one year period.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NAM CORPORATION

Date: May 14, 1998                   By: /s/ Roy Israel
                                         ---------------------------------------
                                         Roy Israel, President and CEO

Date: May 14, 1998                   By: /s/ Patricia A. Giuliani-Rheaume
                                         ---------------------------------------
                                         Patricia A. Giuliani-Rheaume,
                                         Vice President, Treasurer and CFO