Form 10KSB
period 1998-06-30
NAM CORP
filed 1998-09-28
CIK 925741

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           -------------------------

                                  FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-21419

                                NAM CORPORATION
                                ---------------
          (Name of small business issuer as specified in its charter)


     Delaware                                           23-2753988
     --------                                           ----------
     (State or Other Jurisdiction                       (IRS Employer
     of Incorporation or Organization)                  Identification No.)


                      1010 NORTHERN BOULEVARD, SUITE 336
                          GREAT NECK, NEW YORK 10021
                          --------------------------
                   (Address of Principal Executive Offices)

                                (516) 829-4343
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock $.001 Par Value                  NASDAQ Small Cap Market
Warrants                                      NASDAQ Small Cap Market

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock $.001 Par Value                  Boston Stock Exchange
Warrants                                      Boston Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.| |

State issuer's revenues for its most recent fiscal year.  $3,847,975

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 8, 1998 is $2,772,869.

As of September 8, 1998, 3,334,978 shares of common stock of the issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Part I. -- None    Part II. -- None
          Part III. -- Proxy statement to be filed by October 28, 1998

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

ITEM 1. DESCRIPTION OF BUSINESS

The Company

         The Company provides alternative dispute resolution ("ADR") services principally to insurance companies, law firms, self-insured corporations and municipalities. An ADR proceeding is designed to replace the public court system as a forum for resolving civil disputes. The Company offers its clients personalized attention and access to qualified hearing officers (generally retired judges) to either mediate or arbitrate their disputes. The cases currently handled by the Company are primarily disputes involving claims for injury to persons or property allegedly arising out of acts of negligence and are usually covered by insurance. The Company believes it is one of the leading providers of ADR services in New York State based upon the number of cases processed since 1993. The Company operates from locations in New York, Massachusetts, Pennsylvania, South Carolina, Tennessee and Illinois, through which it has the ability to provide ADR services on a nationwide basis with a roster of over 900 qualified hearing officers.

         The Company believes that the ADR business is a growing service industry based upon the continuing inability of the public court system to manage effectively its docket of civil cases. An ADR proceeding is intended to streamline the traditional cumbersome public litigation process. As compared to the public court system, an ADR proceeding generally offers litigants a faster resolution, confidentiality, reduced expenses, flexibility in procedures and solutions, and control over the process. The ADR proceeding also has the potential to preserve business relations among the parties because its nature is less adversarial and the potential for a prompt resolution.

         The Company's objective is to become one of the leading providers of ADR services on a national basis. The Company intends to achieve this goal by employing the following strategies. Firstly, the Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. Total fiscal year 1998 advertising and external public relations costs incurred with respect thereto approximated $566,000. The Company currently anticipates spending at least a comparable amount on advertising in fiscal year 1999. Secondly, in order to increase business, the Company is currently pursuing exclusive relationships with corporations and law firms in order to obtain contracts on a national and regional basis. Thirdly, the Company is exploring strategic alliances with business entities that have the ability to promote NAM's ADR services to their customers. Finally, the Company may open offices in areas where it does not presently have an office. For example, the establishment of a sales office to develop business in Oregon is currently planned for fiscal year 1999.

         The Company believes that the domestic ADR industry is, other than a few national entities, generally fragmented into small ADR service providers. The Company further believes that the trend in the ADR industry is towards consolidation of providers who are capable of offering national and regional ADR programs. Management believes that its current expansion and marketing plans will enable the Company to exploit this trend.

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

Services Offered

         Arbitration: The Company's arbitration procedure follows a format essentially similar to a non-jury trial in the public court system. This procedure is designed to grant the parties a forum in which to present their cases, while at the same time sparing the litigants the time delays and some of the cumbersome procedures commonly associated with public court trials. The Company's hearings are generally governed by its rules of procedure. The parties, however, may depart from these rules and proceed in the fashion they deem desirable for the resolution of the case. The parties select a panel member from the Company's list of hearing officers.

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

         Mediation (Settlement Conferencing): The mediation method used by the Company is settlement conferencing, in essence a non-binding process. The principal advantage of settlement conferencing is that it provides an opportunity for parties to reach an early, amicable resolution without undue expense and time-consuming litigation. The voluntary process of settlement conference mediation can be an effective tool for a wide variety of disputes, including tort claims and commercial conflicts.

         Settlement conferences are attended by each party to the dispute and/or a representative of each party and a hearing officer selected by the parties from a list available in the applicable region. Each party may choose to submit a settlement conference memorandum setting forth a brief summary of facts, indicating, for example, why each party has or does not have liability and, if applicable, a statement of the party's damage. At the settlement conference, each party is given an opportunity to describe the facts of the case and explain its position. Thereafter, the hearing officer meets privately with each side on an alternating basis to evaluate their respective cases, and receives proposed concessions that each party might make, and potential settlement figures that each party may offer, with a view toward guiding the parties to the settlement of their dispute. Settlement figures and possible concessions are typically not discussed between a party and the hearing officer without the other party's express consent to disclosing its position. In many instances, the settlement conference procedure results in the resolution of all issues.

         Other ADR Services: In addition to mediations and arbitrations, the Company offers, among other services, advisory opinions and specialized dispute resolution programs depending on the parties' particular needs. The Company also offers Case Resolution Days which are events usually scheduled at an insurance company client's office in which the Company arranges for parties to hold high volume direct settlement meetings without the participation of a hearing officer. In the event that the individual meetings do not resolve the dispute, the Company provides a hearing officer to mediate the dispute if the parties wish to pursue settlement.

         On-Line Case Management Software Service: During fiscal year 1998, the Company developed a service allowing its clients the ability to be "on-line" with the Company. This enables clients to submit cases electronically and to review the status of their cases from their offices. At the same time, clients also have the ability to access the status of hearings, updated hearing officer rosters and schedules, promotional materials and ADR news information. The Company also maintains a website offering similar information and case submission capability.

         Video Conferencing: The Company has the ability to offer video conferencing capabilities. This service allows clients to participate in and observe hearings without leaving their offices, resulting in the reduction of certain costs to the client associated with the ADR process. This capability allows the Company to provide services to a wider range of clients on a geographical basis. In addition, the video conferencing equipment, which can be purchased or leased directly from the Company, has applications beyond the ADR area for clients.


Marketing and Sales

         As of September 8, 1998, the Company employed 20 account representatives to market its ADR services. Account representatives solicit prospective clients through telemarketing efforts and in-person meetings. They also provide presentations, educational seminars relating to ADR services and periodic monitoring of a client's ADR activity. Account representatives are typically compensated based upon a draw against commissions earned, which are based on total collected revenue from a representative's clients.

         In the New York office, account executives are grouped into sales teams, which are directly managed by team leaders who also have accounts. The team leaders in the New York office, as well as account executives in the regional offices, are supervised directly by a regional manager. Regional managers report to the Vice President of Marketing and the Executive Vice President. Several of the employment agreements with regional managers provide for additional compensation based on the profits of the manager's operation.

         With regard to the hiring and training of account executives, they are usually interviewed by each office's regional manager and then by the Vice President of Marketing or the Executive Vice President. Account executives are trained by a team leader, or the office's regional manager, over approximately a two-week period. This training period may vary depending on the overall abilities of each candidate, the level or lack of prior experience and their aptitude to assimilate the required marketing skills. The training includes the development of sales techniques and the introduction to customers of the Company. After this initial period, the new account executive's performance is closely monitored. In addition, staff meetings are generally held twice a week to review progress against goals and to enhance marketing skills.

         The majority of clients of the Company are insurance carriers and law firms. One insurance company customer represented approximately 12% and 14% of total revenues for the years ended June 30, 1998 and 1997, respectively. However, the Company works with more than 70 individual offices of the insurance company, which in total equal the aforementioned percentages of revenue. The next largest insurance company customer represented less than 3% of revenues for the years ended June 30, 1998 and 1997. The balance of the revenue base is distributed among approximately 2,200 and 1,950 clients, respectively, in fiscal years 1998 and 1997.

         The Company, when appropriate, seeks membership contracts with its clients. Further, the Company is currently enhancing its efforts to obtain volume commitments from existing and new clients.


Competition

         The ADR business is highly competitive, both on a national and regional level. Management believes that barriers to entry in the ADR business are relatively low, and new competitors can begin doing business relatively quickly. The basis of this belief is that the provision of ADR services only requires the consent of all parties to submit their dispute for resolution through a proposed ADR provider. There are two types of competitors: not-for-profit and for-profit entities. The Company believes the largest not-for-profit competitor is the American Arbitration Association which has significant market share in complex commercial cases. The insurance industry has also continued its support for Arbitration Forums, a not-for-profit organization created to service primarily the insurance subrogation market.

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

         Increased competition could decrease the fees the Company is able to charge for its services, and limit the Company's ability to obtain experienced hearing officers. This could have a materially adverse effect on the Company's ability to be profitable in the future. In addition, the Company competes with other ADR providers to retain the services of qualified hearing officers.

         As compared to the majority of its competitors, the Company believes that it competes based primarily upon reputation, price, and the ability to manage scheduling of hearings effectively. Management believes the Company has certain advantages that enable it to better serve its clients. These advantages include: (1) exclusive agreements with qualified hearing officers, who are generally former judges; (2) software which provides detailed case management reporting that can be customized to meet a client's needs; (3) account executives dedicated to specified clients; (4) the ability to monitor and control the scheduling of matters; and (5) videoconferencing capability that allows clients to participate in or observe a proceeding without leaving their office. There can be no assurance, however, that these perceived advantages will enable the Company to compete successfully in the future.

Government Regulation

         ADR services that are offered by private companies, such as the Company, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.


Employees

         As of September 8, 1998, the Company employed 44 persons, including 2 part-time employees; of these, 4 were in executive positions, two of which devote substantially all their attention to sales; 25 were sales managers and sales account representatives and 15 were engaged in administrative and clerical activities.


Hearing Officers

         As of September 8, 1998, the Company maintained relationships with over 900 hearing officers and has exclusive agreements with respect to ADR proceedings with approximately 50 of them. These hearing officers accounted for approximately 60% of the number of cases handled by the Company for the year ended June 30, 1998. The balance of non-exclusive hearing officers makes their services available to the Company on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of the Company's roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently maintains 5 leased facilities, all of which are located in office buildings. The Company leases 4,800 square feet of space at 1010 Northern Boulevard, Great Neck, New York for its corporate headquarters and for providing ADR services in the metropolitan New York area. The lease expires October 2000. The Company intends to lease an additional 1,530 square feet of space adjacent to its existing offices when it becomes available during the 1999 fiscal year.

         The Company also leases: (i) 2,168 square feet of space, which lease expires February 2000, for its Philadelphia, Pennsylvania office; (ii) 174 square feet of space, which lease expires December 1998, for its Easton, Massachusetts office; (iii) 108 square feet of space, which lease is on a monthly basis, for its Boston, Massachusetts office; and (iv) 601 square feet of space, which lease expires March 1999, for its Hendersonville, Tennessee office. The Company believes this space is adequate for its reasonably anticipated future needs.

         The aggregate rental expense for all of the Company's offices was $180,968 during the year ended June 30, 1998.


ITEM 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending against the Company.


ITEM 4.  SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. The Company's Common Stock and Warrants are quoted on the NASDAQ Small Cap Market under the trading symbols "NAMC" and "NAMCW," respectively, and have been quoted since the Company commenced public trading on November 18, 1996. The Company voluntarily delisted its units, which consisted of one share of Common Stock and one redeemable Warrant, from trading on January 26, 1998 in order to avoid confusion in the marketplace and to avoid additional and future administrative costs. Prior to November 18, 1996, there was no public market for the Company's Securities. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by the NASDAQ Small Cap Market) for each fiscal quarter during the periods indicated.

                                                         Units           Common Stock        Warrants
                                                     High     Low         High     Low      High    Low
                                                     ---------------------------------------------------
Fiscal Year 1998:
-----------------
First quarter (07/1/97-9/30/97)                      $4.72   $3.50       $3.88    $2.63    $1.38   $0.63
Second quarter (10/01/97-12/31/97)                    5.13    3.50        4.25     2.81     1.41    0.88
Third quarter  (01/01/98-03/31/98)                    4.50    3.75        4.00     2.00     1.25    0.44
Fourth quarter (04/01/98-06/30/98)                      NA      NA        2.38     1.50     0.50    0.22

Fiscal Year 1997:
-----------------
Second quarter (11/18/96-12/31/96)                    $6.50  $4.50       $4.50    $3.50    $1.75   $1.00
Third quarter  (01/01/97-03/31/97)                     5.97   4.25        5.00     3.50     1.50    1.00
Fourth quarter (04/01/97-06/30/97)                     4.97   3.75        4.25     3.00     1.38    0.75

         On September 8, 1998 the closing bid price for the Common Stock and Warrants, as reported by the NASDAQ Small Cap Market, were $1.38 and $0.19, respectively.

         As of September 8, 1998 there were in excess of 300 holders of the Company's securities.

         The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

B. In November 1996, the Company raised additional capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $970,000 had been utilized through June 30, 1997. During the year ended June 30, 1998, the Company additionally expended approximately $335,000 for working capital and general corporate purposes, including its advertising campaign. The remaining funds were invested in cash and cash equivalents, U.S. government securities, corporate preferred securities and a diversified portfolio of marketable equity securities.

         The preceding information updates Form SR filed by the Company in February 1997 pursuant to former Rule 463.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company provides ADR services to insurance companies, law firms, self-insured corporations and municipalities. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with insurance companies which the Company believes are some of the largest consumers of ADR services.

         The Company opened for business in March 1992 in New York and currently operates from locations in New York, Massachusetts, Pennsylvania, South Carolina, Tennessee and the Midwest. The Midwest region commenced operations in the third quarter of the 1997 fiscal year.

         The Company's objective is to become one of the leading providers of ADR services on a national basis. The Company intends to achieve this goal by employing the following strategies. Firstly, the Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. Total fiscal year 1998 advertising and external public relations costs incurred with respect thereto approximated $566,000. The Company currently anticipates spending at least a comparable amount on advertising in fiscal year 1999. Secondly, in order to increase business, the Company is currently pursuing exclusive relationships with corporations and law firms in order to obtain contracts on a national and regional basis. Thirdly, the Company is exploring strategic alliances with business entities that have the ability to promote NAM's ADR services to their customers. Finally, the Company may open offices in areas where it presently does not have an office. For example, the establishment of a sales office to develop business in Oregon is currently planned for fiscal year 1999.

Future Trends

         Management believes that the ADR industry is, and will continue to be, undergoing a consolidation of ADR service providers so as to better serve clients requiring national and regional multi-state ADR programs. The Company's objective is to expand its national presence to exploit this trend. In addition, ADR clients continue to seek volume discounts on the charges applied by the Company for services rendered. The Company believes that this trend may have an overall positive impact on the Company because the discounts are usually applied only when an ADR client makes a commitment to refer a minimum number of cases to the Company.

         The Company has and will continue to incur net losses in the short-term future as a result of the extensive advertising campaign commenced during the second half of fiscal year 1998. In connection therewith, the Company has placed advertisements in a variety of print media, radio, outdoor and television. The campaign is expected to continue throughout the 1999 fiscal year as well. The Company believes that the campaign has increased awareness of the Company and its services. However, there can be no assurance that this effort will result in increased revenues.

         In addition, the Company has enhanced the status and capability of its present offices. Significant costs have been and will continue to be incurred in connection with establishing, maintaining and operating offices, including expenses such as leases, office equipment, furnishings and salaries for management, sales and administrative personnel. The Company believes its investment in these resources will ultimately be beneficial in that a higher volume of business will be able to be processed in a more efficient manner when and if the advertising campaign produces the desired effect.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Results of Operations

         Revenues. Revenues increased 14% to $3,847,975 for the year ended June 30, 1998 from $3,377,062 for the year ended June 30, 1997. Management attributes this increase in sales to a growing acceptance of the Company's services as shown by the overall increase in the number of cases heard. Additionally, the opening of the Midwest region in the third quarter of the 1997 fiscal year contributed approximately $100,000 to the revenue growth in fiscal 1998.

         Cost of Services. Cost of services increased 14% to $969,345 for the year ended June 30, 1998 from $853,048 for the year ended June 30, 1997. The higher volume of business serviced resulted in greater hearing officer fees. Cost of services as a percentage of revenue remained stable at 25% for both fiscal years. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs increased 48% to $2,090,591 for the year ended June 30, 1998 from $1,412,348 for year ended June 30, 1997. This expense category includes amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Sales and marketing costs as a percentage of revenues increased to 54% for fiscal year 1998 from 42% for fiscal year 1997. Most of this increase relates to advertising costs which rose by approximately $472,000 to $566,000 for the year ended June 30, 1998. The increase was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of media (newspapers, law journals, insurance and business publications, outdoor, radio and television). The objective of the campaign is to increase awareness of the Company and its services. There can be no assurance that such expenditures will produce higher revenues. The remaining increase (approximately $206,000) relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, primarily during the second half of fiscal year 1997 and into fiscal year 1998, personnel were hired to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for a higher volume of cases. Finally, the Midwest region opened during the third quarter of fiscal 1997.

         General and Administrative. General and administrative costs increased 10% to $1,932,158 for the year ended June 30, 1998 from $1,761,994 for the year ended June 30, 1997. Furthermore, general and administrative costs as a percentage of revenues decreased slightly to 50% for fiscal year 1998 from 52% for fiscal year 1997. This category includes salaries of executives, accounting, data processing and administration/clerical and related payroll taxes and employee benefits, as well as all other overhead costs. Salary-related costs increased by approximately $189,000 as the Company expanded personnel, particularly at its headquarters in New York, primarily during the second half of fiscal year 1997 and into fiscal year 1998. All corporate activities, including marketing, finance, data processing, billing and collections, purchasing and scheduling of hearings, are centralized in New York. Management believes that this structure provides a uniform and high-quality level of service for clients, in addition to enhancing the control environment and producing a more streamlined and efficient approach as the Company grows. Higher costs with respect to fees relating to being a public company (approximately $18,000) were more than offset by a decline in professional fees ($40,000).

         Other Income (Expenses). Other income (expenses) increased from $12,771 for the year ended June 30, 1997 to $514,985 for the year ended June 30, 1998. In the current fiscal year, other income was composed primarily of investment income and realized gains (losses) generated from investments. During the second half of the 1998 fiscal year, the Company sold a portion of its marketable securities and, as a result, net realized gains increased to approximately $356,000 for the year ended June 30, 1998 from approximately $16,000 for the year ended June 30, 1997. Also, in the prior year, in connection with the initial public offering, the Company contributed warrants underlying units sold by two executive officers and also agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 upon the consummation of the initial public offering in the second quarter of fiscal year 1997. In addition, other expenses in that period also included interest expense from a past private placement financing. This debt was satisfied in full as of November 20, 1996 with proceeds from the Company's initial public offering.

         Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 1998 and 1997 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 1998, the Company had net operating loss carryforwards for Federal tax purposes of approximately $1,007,000.

         Net Loss. For the year ended June 30, 1998, the Company had a net loss of $629,134 as compared to a net loss of $637,557 for the year ended June 30, 1997. The loss decreased slightly as expenditures for a comprehensive advertising campaign and an investment in the Company's infrastructure to support future growth were partially offset by higher revenues and realized gains on marketable securities.


Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

Results of Operations

         Revenues. Revenues increased 7% to $3,377,062 for the year ended June 30, 1997 from $3,147,886 for the year ended June 30, 1996. Management attributes this growth in sales to a higher level of business with existing as well as new clients in all offices other than Pennsylvania. Excluding Pennsylvania, revenues grew by approximately 14% over the prior period for all other offices combined. The Company has focused its resources on re-staffing and rebuilding the Pennsylvania office in an effort to reverse the downward trend.

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

         Sales and Marketing. Sales and marketing costs decreased 4% to $1,412,348 for the year ended June 30, 1997 from $1,472,152 for the year ended June 30, 1996. Furthermore, sales and marketing costs as a percentage of revenues for the year ended June 30, 1997 decreased to 42% from 47% for the year ended June 30, 1996. In fiscal year 1996 and prior, all employees were considered to spend a majority of their time performing sales-related functions. As a result, this expense category includes all salary and related payroll and employee benefit costs as well as advertising and promotional expenses in fiscal 1996. In fiscal 1997, the Company expanded in size and was organizationally restructured to provide for future growth. Sales and marketing costs include amounts directly related to the production of sales; that is, salaries and commissions for sales executives, sales managers and account executives and applicable payroll taxes and employee benefits; advertising; promotions and travel and entertainment. Salaries and related expenses for individuals who do not spend a majority of their time involved in marketing the Company's services are included in general and administrative expenses in fiscal 1997. If sales and marketing costs had been classified in the same manner in fiscal 1996 as it was in fiscal 1997, this category of expense would have increased by approximately $380,000. Most of this increase (approximately $281,000) relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, personnel were hired and upgraded to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for higher revenue levels. Finally, the Midwest region, with personnel in Wisconsin and Illinois, opened during the third quarter of fiscal 1997. Additionally, the Company embarked on an advertising campaign with the goal of creating an increased national presence through a variety of media. As a result, advertising costs increased by approximately $60,000. There can be no assurance that expenditures related to the advertising campaign will produce higher revenues in the near future.

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

         Income Taxes. The Company's tax expense for the years ended June 30, 1997 and 1996 was $0 and $3,525, respectively. Tax benefits resulting from net losses incurred for the year ended June 30, 1997 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards. As of June 30, 1997, the Company had net operating loss carryforwards for Federal tax purposes of approximately $440,000.

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


Liquidity and Capital Resources

         At June 30, 1998, the Company had a working capital surplus of $3,060,771 as compared to $3,853,430 at June 30, 1997. The decrease in working capital occurred as cash was used to fund the Company's net loss. Net cash used in operating activities was $688,132 for the year ended June 30, 1998 versus $535,152 in the prior year. The change is partially attributable to expenditures related to advertising costs.

         Net cash provided by investing activities was $1,929,926 for the year ended June 30, 1998 versus cash used in investing activities of $3,725,439 for the year ended June 30, 1997. Investing activity began in the third quarter of the 1997 fiscal year after the net proceeds from the Company's initial public offering were received. During fiscal 1998, various investments in government securities matured and the Company sold a portion of its corporate bonds and equity securities. Such proceeds were largely reinvested in government securities and money market funds.

         Net cash provided by financing activities was $4,404,603 for the year ended June 30, 1997 versus no activity in the current year. The prior period reflects the receipt of the proceeds from the Company's initial public offering which was consummated in November 1996. A portion of the proceeds was utilized to repay promissory notes in the aggregate amount of $400,000. The notes bore interest at a rate of 8% per annum, and were originally due June 30, 1996. Subsequently, the due dates of the notes were extended to March 31, 1997. On November 20, 1996, the notes were repaid in full.

         The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations, including its expansion plans and the advertising campaign which will continue into the 1999 fiscal year.



The Year 2000

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company is taking actions to make its systems, products and infrastructure year Y2K compliant. During fiscal year 1998, the Company identified those systems that may be impacted by the Y2K issue: (1) financial reporting system; (2) relational database system used to manage the operations of the Company; and (3) third-party relationships.

         The Company has initiated certain action plans with respect to the areas identified. First, the Company recently upgraded the software utilized for financial reporting to a version that is Y2K compliant. Secondly, the software that manages the operations of the business is already capable of recognizing four digits to designate the year. The Company intends to convert its usage of the date fields from 2 digits to 4 digits during the first half of fiscal year 1999. It is anticipated that the programming effort required could be accomplished with existing resources and that no material external costs will be incurred. Finally, in the third-party area, the Company has contacted most of its major vendors who have stated that they intend to be Y2K compliant by 2000.

         Management believes that, based on available information, the Company will be able to manage the year 2000 transition without any material adverse effects on its business operations, products or financial prospects.

ITEM 7.  FINANCIAL STATEMENTS

         Information in response to this item is set forth in the Financial Statements, beginning on Page F-1 of this filing.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company filed Form 8-K on March 11, 1997 with respect to a change in accountants.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountants                    F-2


Financial Statements

     Consolidated Balance Sheets                                      F-3

     Consolidated Statements of Operations                            F-4

     Consolidated Statement of Changes in Stockholders' Equity        F-5

     Consolidated Statements of Cash Flows                            F-6

     Notes to Consolidated Financial Statements                    F-7 - F-21

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    NAM Corporation


We have audited the accompanying consolidated balance sheets of NAM Corporation and Subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAM Corporation and Subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Melville, New York
August 28, 1998

                       NAM Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                   June 30,


                                     ASSETS                                                 1998                1997
                                                                                        ------------         -----------

CURRENT ASSETS
    Cash and cash equivalents                                                            $1,417,280          $   175,486
    Marketable securities                                                                 1,950,880            3,792,381
    Accounts receivable (net of allowance for doubtful
       accounts of $90,000 and $80,000, respectively)                                       385,300              408,260
    Other receivables                                                                        17,945               34,490
    Prepaid expenses                                                                         45,080               54,682
                                                                                         ----------          -----------
         Total current assets                                                             3,816,485            4,465,299

FURNITURE AND EQUIPMENT - AT COST,
    less accumulated depreciation                                                           248,679              201,113
ORGANIZATION COSTS (net of accumulated amortization
    of $30,478 and $21,885, respectively)                                                    12,484               21,077
OTHER ASSETS                                                                                 31,908               39,756
                                                                                         ----------          -----------
                                                                                         $4,109,556           $4,727,245
                                                                                         ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                    $   315,323          $   158,846
    Accrued liabilities                                                                     163,641              140,192
    Accrued payroll and employee benefits                                                   126,361              174,115
    Deferred revenues                                                                       150,389              138,716
                                                                                         ----------          -----------
         Total current liabilities                                                          755,714              611,869
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 5,000,000 shares
      authorized; none issued                                                                -                    -
    Common stock - $.001 par value; 15,000,000 shares
      authorized; 3,334,978 shares issued and outstanding                                     3,335                3,335
    Additional paid-in capital                                                            4,778,179            4,772,569
    Accumulated deficit                                                                  (1,368,681)            (739,547)
    Unrealized (loss) gain on marketable securities                                         (58,888)              79,224
    Unearned compensation - stock bonus plan                                                   (103)                (205)
                                                                                         ----------          -----------
         Total stockholders' equity                                                       3,353,842            4,115,376
                                                                                         ----------          -----------
                                                                                         $4,109,556           $4,727,245
                                                                                         ==========           ==========


The accompanying notes are an integral part of these statements.

                       NAM Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended June 30,





                                                                                          1998                  1997
                                                                                       -----------            ----------

Net revenues                                                                           $ 3,847,975            $3,377,062
                                                                                       -----------            ----------

Operating costs and expenses
    Cost of services                                                                       969,345               853,048
    Sales and marketing expenses                                                         2,090,591             1,412,348
    General and administrative expenses                                                  1,932,158             1,761,994
                                                                                       -----------            ----------
                                                                                         4,992,094             4,027,390
                                                                                       -----------            ----------

         Loss from operations                                                           (1,144,119)             (650,328)

Other income (expenses)
    Investment income                                                                      510,063               136,572
    Other income                                                                             4,922                 4,237
    Costs incurred for the benefit of selling
      shareholders                                                                           -                  (115,500)
    Interest expense                                                                         -                   (12,538)
                                                                                       -----------            ----------
                                                                                           514,985                12,771
                                                                                       -----------            ----------

         Loss before income taxes                                                         (629,134)             (637,557)

Income taxes                                                                                 -                      -
                                                                                       -----------            ----------

         NET LOSS                                                                      $  (629,134)          $  (637,557)
                                                                                       ===========           ===========

Net loss per common share - basic and diluted                                               $(.19)                $(.23)
                                                                                            =====                 =====

Weighted average shares outstanding - basic and diluted                                  3,334,978             2,762,348
                                                                                       ===========           ===========








The accompanying notes are an integral part of these statements.

                       NAM Corporation and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      Years ended June 30, 1998 and 1997



                                                                                                        Unearned
                                                                                     Unrealized       compensation-       Total
                                  Common stock          Additional                  (loss) gain on        stock        stockholders'
                               -------------------       paid-in       Accumulated    marketable          bonus          equity
                               Shares       Amount       capital         deficit      securities          plan          (deficit)
                               ------       ------       -------         -------      ----------          ----          ---------
Balances at July 1, 1996     1,813,075      $1,813    $    28,739    $  (101,990)                        $(308)      $    (71,746)

Net loss                                                                (637,557)                                        (637,557)
Shares issued pursuant to
  initial public offering    1,460,000       1,460      4,700,084                                                       4,701,544
Shares issued pursuant to
 restricted stock award         61,903          62            (62)
Unrealized gain on
 marketable securities                                                               $  79,224                             79,224
Compensation related to
 stock option plan and
 contributed warrants                                       43,808                                                         43,808
Earned portion of stock
 bonus plan                                                                                                103                103
                              ---------      ------      ----------  -----------     ----------          -----         ----------
Balances at June 30, 1997     3,334,978       3,335       4,772,569     (739,547)        79,224           (205)         4,115,376

Net loss                                                                (629,134)                                        (629,134)
Change in unrealized (loss)
 gain on marketable securities                                                         (138,112)                         (138,112)
Compensation related to stock
 option plan                                                 5,610                                                          5,610
Earned portion of stock bonus
 plan                                                                                                      102                102
                             ---------      ------      ----------   -----------     -----------         -----         ----------
Balances at June 30, 1998    3,334,978      $3,335      $4,778,179   $(1,368,681)     $  (58,888)        $(103)        $3,353,842
                             =========      ======      ==========   ===========     ===========         =====          =========





The accompanying notes are an integral part of this statement.

                       NAM Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,

                                                                                           1998                  1997
                                                                                        -----------          ------------

Cash flows from operating activities
   Net loss                                                                             $  (629,134)         $   (637,557)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                                         75,488                58,653
       Provision for bad debts                                                               10,000                40,000
       (Gains) on sales of marketable securities                                           (356,390)               (7,123)
       Losses on sales of furniture and equipment                                               129                     -
       Earned portion of stock bonus plan                                                       102                   103
       Compensation related to stock option plan and
         contributed warrants                                                                 5,610                43,808
       Changes in operating assets and liabilities
         Decrease in accounts receivable                                                     12,960                 7,696
         Decrease (increase) in other receivables                                            16,545               (28,617)
         Decrease (increase) in prepaid expenses                                              9,602                (1,672)
         Decrease (increase) in other assets                                                  7,848                (5,252)
         Increase (decrease) in accounts payable and accrued liabilities                    195,189              (146,115)
         (Decrease) increase in accrued payroll and employee benefits                       (47,754)              128,588
         Increase in deferred revenues                                                       11,673                12,336
                                                                                        -----------          ------------
       Net cash used in operating activities                                               (688,132)             (535,152)
                                                                                        -----------          ------------
Cash flows from investing activities
   Purchases of marketable securities                                                    (2,313,195)           (4,086,959)
   Proceeds from maturities of marketable securities                                      2,075,000               325,000
   Proceeds from sales of marketable securities                                           2,311,367                62,373
   (Decrease) increase in payable for securities purchased                                  (15,263)               15,263
   Purchases of furniture and equipment                                                    (133,113)              (41,116)
   Sales of furniture and equipment                                                           5,130                 -
                                                                                        -----------          ------------
       Net cash provided by (used in) investing activities                                1,929,926            (3,725,439)
                                                                                        -----------          ------------
Cash flows from financing activities
   Issuance of common stock, net of issuance costs                                         -                    4,701,544
   Repayment of notes payable                                                              -                     (400,000)
   Distributions to shareholders                                                           -                       (8,942)
   Decrease in deferred offering costs                                                     -                      112,001
                                                                                        -----------          ------------
       Net cash provided by financing activities                                           -                    4,404,603
                                                                                        -----------          ------------
       NET INCREASE IN CASH AND CASH
          EQUIVALENTS                                                                     1,241,794               144,012
Cash and cash equivalents at beginning of year                                              175,486                31,474
                                                                                        -----------          ------------
Cash and cash equivalents at end of year                                                $ 1,417,280          $    175,486
                                                                                        ===========          ============


The accompanying notes are an integral part of these statements.

                       NAM Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 and 1997



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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied on a consistent basis which conform with generally accepted accounting principles follow:

     a.  Basis of Presentation

         The accompanying consolidated financial statements of NAM Corporation and Subsidiaries include the accounts of its wholly-owned subsidiaries, NA&M, National Video Conferencing, Inc., a Delaware corporation formed in April 1995, Michael Marketing, Inc., a Delaware corporation formed in November 1991 and NAMSYS Corporation, a Delaware corporation

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 2 (continued)

         formed in January 1998 (collectively referred to herein as the "Company"). The Company operates in only one business segment, ADR. All significant intercompany transactions and balances were eliminated in consolidation.

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

     c.  Revenue Recognition

         The Company principally derives its revenues from fees charged for arbitration and mediation services. Each party to a proceeding is charged an administrative fee, a portion of which is nonrefundable when each party agrees to utilize the Company's services. The Company recognizes revenue when the arbitration or mediation occurs. Fees received prior to the arbitration or mediation are reflected as deferred revenue.

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

                            June 30, 1998 and 1997



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

     f.  Furniture and Equipment

         Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method to allocate the cost of those assets over their expected useful lives which generally range from five to seven years.

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

     i.  Advertising Costs

         The cost of advertising is expensed when the advertising takes place. During the second half of fiscal 1998, the Company commenced an advertising campaign intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 2 (continued)

         commercial issues, construction, employment, matrimonial and worker's compensation cases. The Company incurred $566,084 and $93,696 for advertising and external public relations costs in fiscal 1998 and 1997, respectively.

     j.  Offering Costs

         Costs incurred in connection with the IPO in November 1996, consisting of professional fees directly associated with the offering, were charged to additional paid-in capital during the year ended June 30, 1997.

     k.  Earnings (Loss) Per Common Share

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated, if applicable. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares would be antidilutive as the Company incurred net losses for the years ended June 30, 1998 and 1997.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 2 (continued)

     l.  Accounting Pronouncement Not Yet Adopted

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for the Company's 1999 fiscal year. SFAS No. 130 establishes standards to report and display comprehensive income and its components in a full set of general-purpose financial statements. Earnings (loss) per share will only be reported for net income (loss) but not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material impact on the Company's financial statements.


NOTE 3 - MARKETABLE SECURITIES

     Marketable securities are carried at fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the fair value follow:

                                                                              Gross             Gross
                                                          Amortized        unrealized        unrealized             Fair
                                                            cost              gains            losses               value
                                                         ----------        ----------        ----------          ----------

        June 30, 1998
            Fixed maturities
              U.S. Treasury securities and
                obligations of U.S. government
                corporations and agencies                $  669,889          $    209        $     (75)          $  670,023
              Corporate preferred securities                250,000             5,620            -                  255,620
                                                         ----------           -------        ---------           ----------

                                                            919,889             5,829              (75)             925,643

            Equity securities                             1,089,879            38,083         (102,725)           1,025,237
                                                         ----------           -------        ---------           ----------

               Total marketable securities               $2,009,768           $43,912        $(102,800)          $1,950,880
                                                         ==========           =======        =========           ==========

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 3 (continued)

                                                                              Gross             Gross
                                                          Amortized        unrealized        unrealized             Fair
                                                            cost              gains            losses               value
                                                         ----------        ----------        ----------          ----------


        June 30, 1997
            Fixed maturities
              U.S. Treasury securities                   $2,088,713           $    97        $  (1,225)          $2,087,585
              Corporate preferred securities                550,000               500              -                550,500
                                                         ----------           -------         --------           ----------

                                                          2,638,713               597           (1,225)           2,638,085

            Equity securities                             1,074,444            89,657           (9,805)           1,154,296
                                                         ----------           -------         --------           ----------

               Total marketable securities               $3,713,157           $90,254         $(11,030)          $3,792,381
                                                         ==========           =======         ========           ==========

     The amortized cost and fair value of investments in fixed maturities classified as securities available-for-sale at June 30, 1998 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because borrowers have the right to call obligations without call penalties.

                                                  Amortized     Fair
                                                    cost        value
                                                  --------    --------

        Due in one year or less                   $569,470    $569,679
        Due after one through five years           100,419     100,344
        Due after ten years                        250,000     255,620
                                                  --------    --------

                                                  $919,889    $925,643
                                                  ========    ========

     Proceeds on sales of securities were $2,311,367 and $62,373 for the years ended June 30, 1998 and 1997, respectively. During fiscal 1998 and 1997, gross gains of $386,155 and $7,123, respectively, and gross losses of $29,765 and $0, respectively, were realized on these sales. Net unrealized (losses) gains on marketable securities were $(58,888) and $79,224 at June 30, 1998 and 1997, respectively. During fiscal 1998 and 1997, no income taxes (benefits) were provided on the unrealized gains (losses) due to the Company's net operating loss.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following:

                                                           June 30,
                                                -----------------------------
                                                   1998                1997
                                                ---------           ---------

        Furniture                               $ 169,717           $ 159,447
        Equipment                                 307,311             191,093
                                                ---------           ---------
                                                  477,028             350,540
        Less accumulated depreciation            (228,349)           (149,427)
                                                ---------           ---------

                                                $ 248,679           $ 201,113
                                                =========           =========

     Depreciation expense for the years ended June 30, 1998 and 1997 was $80,288 and $56,510, respectively.


NOTE 5 - INCOME TAXES

     Temporary differences which give rise to deferred taxes are summarized as follows:

                                                                                         1998                  1997
                                                                                       ---------            ---------

        Deferred tax assets
            Net operating loss and other carryforwards                                 $ 406,000            $ 139,000
            Provision for bad debts                                                       36,000               32,000
            Deferred compensation                                                         21,000               26,000
            Deferred rent and other                                                       10,000                6,000
                                                                                       ---------            ---------
                                                                                         473,000              203,000
        Deferred tax liabilities
            Depreciation                                                                   6,000               17,000
                                                                                       ---------            ---------
        Net deferred tax asset before valuation allowance                                467,000              186,000
        Valuation allowance                                                             (467,000)            (186,000)
                                                                                       ---------            ---------

               Net deferred tax asset                                                  $      -             $      -
                                                                                       =========            =========

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 5 (continued)

     The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

     The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                                                          1998                    1997
                                                                                       ---------               ---------

        Benefit at statutory rate                                                      $(213,906)              $(216,769)
        State and local benefit, net of Federal tax                                      (42,096)                      -
        Nontaxable (income)/nondeductible expenses - net                                 (24,668)                 30,589
        Increase in the valuation allowance                                              280,670                 186,180
                                                                                       ---------               ---------

                                                                                       $      -                $      -
                                                                                       =========               =========

     The provision for Federal income taxes has been determined on the basis of a consolidated tax return. At June 30, 1998, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $1,007,000, expiring through 2018. No Federal taxes were paid in the years ended June 30, 1998 and 1997.


NOTE 6 - STOCKHOLDERS' EQUITY

     a.  Initial Public Offering

         In November 1996, the Company completed an IPO. The IPO consisted of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant. Of the total units sold, 150,000 units were offered by two executive officers of the Company. Each redeemable warrant entitles the holder to purchase one share of common stock at $6.00 per share, subject to adjustment, at any time from issuance until November 13, 2001. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing November 13, 1997 provided that the average closing bid price of the common stock equals or exceeds $9.00, subject to adjustment, for a specified period of time. In addition, there was an overallotment option for 210,000 units which was exercised by the

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 6 (continued)

         underwriter, resulting in a total of 1,610,000 units being sold, of which 1,460,000 units were sold by the Company. Gross proceeds to the Company totaled $5,840,000 and offering expenses aggregated $1,138,456, resulting in net proceeds of $4,701,544.

         In connection with the IPO, the Company sold to the underwriter, for nominal consideration, warrants to purchase from the Company 140,000 units (the "underwriter's warrants"). The underwriter's warrants are initially exercisable at $5.80. The shares of common stock and redeemable warrants issuable upon exercise of the underwriter's warrants are identical to those offered to the public. The underwriter's warrants contain provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The underwriter's warrants grant to the holders thereof certain rights of registration of the securities issuable upon exercise of the underwriter's warrants.

         Further, in connection with the IPO, the Company contributed warrants underlying units sold by two executive officers and agreed to pay the underwriting costs associated with shares sold by them. With respect thereto, the Company expensed $115,500 during the year ended June 30, 1997, of which $37,500 related to the contributed warrants.

     b.  Stock Award Plan

         In June 1994, the Company adopted an Executive Stock Bonus Plan. Under the plan, the Company granted shares to three employees pursuant to their employment agreements. All of the shares vest after providing two to five years of service to the Company from the grant date. Unearned compensation based on the estimated market value per share at date of grant of $0.01 was recorded and shown as a separate component of stockholders' equity. The Company recognized compensation expense of $102 and $103 during the years ended June 30, 1998 and 1997, respectively, representing the amortization of unearned compensation over the vesting period. During the year ended June 30, 1997, 61,903 shares were issued upon vesting. As of June 30, 1998, 36,744 awards are outstanding, all of which will vest in June 1999 provided such employees are employed by the Company at that time.

         In addition, in September 1994, the Company granted the manager of a regional office restricted common stock for the purchase price of $0.17 per share, pursuant to his employment agreement. Of the total shares granted, 7,152 vested and were issued in June 1996, while the remaining 35,761 shares will vest in June 1999 if the manager is still employed by the Company.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 6 (continued)

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

         On May 11, 1998, the Company's Board of Directors approved the repricing of outstanding stock options previously granted to employees. The repricing provided for the exercise price of 230,500 options to be reduced from a range of $3.00 to $4.38 per share to a range of $1.63 to $2.25 per share, to reflect current fair value. The repricing did not affect the term or vesting period of the options.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 6 (continued)

         The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 1998 and 1997 are summarized as follows:

                                                                     1998                               1997
                                                          ----------------------------       ---------------------------
                                                                           Weighted -                         Weighted -
                                                                             average                            average
                                                                            exercise                           exercise
                                                           Shares             price          Shares              price
                                                           ------          ---------         ------           ----------

            Outstanding at beginning of year               155,500          $ 3.18              -
            Awards granted                                 451,500          $ 2.22           155,500              $3.18
            Awards exercised                                 -                                  -
            Awards canceled                               (233,500)         $(3.20)             -
                                                          --------                           -------

            Outstanding at end of year                     373,500          $ 2.01           155,500              $3.18
                                                          ========                           =======

            Options exercisable at year-end                 37,000          $ 2.49            16,000              $3.00

            Weighted-average fair value
                 of options granted during
                 the year                                                   $  .99                                $1.66

         The following information applies to options outstanding and exercisable at June 30, 1998:

                                                            Outstanding                               Exercisable
                                           -------------------------------------------     -----------------------------
                                                            Weighted-
                                                             average         Weighted-                         Weighted-
                                                            remaining         average                           average
                                             Number          life in         exercise         Number           exercise
            Range of exercise prices       outstanding        years            price        exercisable          price
            ------------------------       -----------      ---------        ---------      -----------        ---------

            $1.63 to $1.94                   240,300          7.65            $1.72             9,002           $1.78
            $2.09 to $2.25                    96,200          7.60            $2.17             9,998           $2.20
            $3.00 to $4.00                    37,000          7.89            $3.41            18,000           $3.00
                                            --------                                           ------

                                             373,500                                           37,000
                                             =======                                           ======

         Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. As of June 30, 1998, 376,500 shares were available for granting of options under the Plan.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 6 (continued)

         Effective in fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB Opinion No. 25, "Accounting for Stock Issued to Employees,"("APB No. 25") or the new "fair value" method contained in SFAS No. 123. The Company has elected to continue to account for stock-based compensation under the guidelines of APB No. 25. Accordingly, no compensation expense was recognized concerning options granted to key employees and to members of the board of directors, as such options were granted to board members in their capacity as directors. Compensation expense of $5,610 and $6,308 was recognized in fiscal 1998 and 1997, respectively, for options granted to consultants.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to key employees and to members of the board of directors consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share for the years ended June 30, 1998 and 1997 would be reduced to the pro forma amounts indicated below:

                                                     1998            1997
                                                  ---------       ---------

            Net loss
                As reported                       $(629,134)      $(637,557)
                Pro forma                          (762,728)       (679,965)

            Net loss per common share - basic
                As reported                           $(.19)          $(.23)
                Pro forma                              (.23)           (.25)


         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to awards made before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: dividend yields of zero for both years; risk-free interest rates ranging from 5.52% to 5.94% in 1998 and 6.04% to 6.71% in 1997;
         expected terms ranging from 2 to 6 years in 1998 and 3 to 6 years in 1997; and expected stock price volatility of 64.15% in 1998 and 60.17% in 1997.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997




NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

     Certain members of the board of directors perform services for the benefit of the Company. Such services included those of public relations, legal and other professional, and hearings. The related expenditures for these services for the years ended June 30, 1998 and 1997 were $75,425 and $166,932, respectively, of which $66,776 was charged to additional paid-in capital in fiscal 1997 as it was incurred in connection with the November 1996 IPO.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     a.  Leases

         As of June 30, 1998, the Company has lease agreements for equipment and office space. Rent expense amounted to $205,308 and $204,762 for the years ended June 30, 1998 and 1997, respectively. The minimum lease payments under noncancelable leases as of June 30, 1998 are as follows:

                             1999                      $177,000
                             2000                       163,000
                             2001                        47,000
                             2002                         1,000
                                                       --------

                                                       $388,000

     b.  Employment/Consulting Agreements

         In October 1997, the Company entered into an employment agreement with its Chief Executive Officer retroactive to July 1, 1997 as the prior agreement expired on June 30, 1997. The new agreement expires June 30, 2002 and provides for an annual base salary of $225,000, an annual cost of living increase of the greater of 6% per annum or the increase in the Urban Consumer Price Index and an annual bonus at the discretion of the Company's Board of Directors. If this agreement is terminated as a result of a change in duties of the executive or due to a change in control, the officer will be entitled to a lump-sum severance payment equal to three times his then current base salary.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 8 (continued)

         The Company has also entered into employment agreements with three officers expiring through July 20, 2001. Such contracts are cancelable at any time without further liability to the Company with the exception of one contract which provides for six months of severance pay. Minimum salary commitments under these contracts follow:

                             1999                      $336,000
                             2000                       303,000
                             2001                       233,000
                             2002                         6,000
                                                       --------

                                                       $878,000
                                                       ========

         The Company has also entered into employment agreements with certain of its regional office managers. Certain of these agreements provide for additional compensation based on the profits of the manager's operation.

         In July 1996, the Company entered into a financial public relations consulting agreement with two individuals who are founders of the Company, current stockholders and former directors. The agreement has a four-year term and provides for annual payments of $48,000 payable in equal monthly payments of $4,000 through November 2000. The related expense for the year ended June 30, 1998 and 1997 was $48,000 and $28,000, respectively.


NOTE 9 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 1998 and 1997, the Company's financial instruments included cash and cash equivalents, marketable securities, receivables, accounts payable and notes payable. The fair values of cash and cash equivalents, receivables, accounts payable and notes payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities were determined based on broker quotes or quoted market prices.

                       NAM Corporation and Subsidiaries

                            June 30, 1998 and 1997



NOTE 10 - CREDIT CONCENTRATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

     The Company maintains its cash which consists primarily of demand deposits and an insured money market fund with one financial institution. Such balances generally do not exceed the Federally insured limits. Additionally, the Company maintains its cash equivalents and all other investments with two financial institutions.

     The Company primarily sells its services to insurance companies and law firms. One insurance company customer represented approximately 12% and 14% of total revenues for the years ended June 30, 1998 and 1997, respectively. However, the Company works with more than 70 individual offices of the insurance company, which in total equal the aforementioned percentages of revenue. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10. (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 1998, and are incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                  Description of Document
-------                 -----------------------
3.1       Certificate of Incorporation, as amended  (1)
3.2       By-Laws of the Company, as amended**
10.1      1996 Stock Option Plan, amended and restated**
10.2      Employment Agreement between Company and Roy Israel (3)
10.2.1    Amendment to Employment Agreement between Company and Roy Israel **
10.3      Employment Agreement between Company and Cynthia Sanders**
10.4      Employment Agreement between Company and Daniel Jansen (1)
10.5      Employment Agreement between Company and Patricia Giuliani-Rheaume (2)
10.6      Employment Agreement between Company and Rina Bloch**
10.7      Lease Agreement for Great Neck, New York facility (1)
21.1      List of Subsidiaries**
27        Financial Data Schedule**
_____________________
(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

(2) Incorporated herein in its entirety by reference to the Company's 1997 Annual Report on Form 10-KSB.

(3) Incorporated herein in its entirety by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

**        Filed herewith.

Reports on Form 8-K: None during the fourth quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NAM CORPORATION

Date:   September 23, 1998      By: /s/ Roy Israel
                                    --------------------------------------------
                                    Roy Israel, Chairman of the
                                    Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 23, 1998        By: /s/ Roy Israel
                                    --------------------------------------------
                                    Roy Israel, Chairman of the
                                    Board, CEO and President

Date: September 23, 1998        By: /s/ Patricia Giuliani-Rheaume
                                    --------------------------------------------
                                    Patricia Giuliani-Rheaume, Vice President,
                                    Chief Financial Officer and Treasurer


Date: September 23, 1998        By: /s/ Cynthia Sanders
                                    --------------------------------------------
                                    Cynthia Sanders, Executive Vice President
                                    and Director


Date: September 23, 1998        By: /s/ Daniel P. Jansen
                                    --------------------------------------------
                                    Daniel P. Jansen, National Accounts
                                    Manager and Director


Date: September 23, 1998        By: /s/ Michael I. Thaler
                                    --------------------------------------------
                                    Michael I. Thaler, Director


Date: September 23, 1998        By: /s/ Stephen H. Acunto
                                    --------------------------------------------
                                    Stephen H. Acunto, Director


Date: September 23, 1998        By: /s/ Anthony J. Mercorella
                                    --------------------------------------------
                                    Anthony J. Mercorella, Director


Date: September 23, 1998        By: /s/ Ronald Katz
                                    --------------------------------------------
                                    Ronald Katz, Director