Form 10QSB
period 1998-09-30
NAM CORP
filed 1998-11-16
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                             1010 Northern Boulevard
                           Great Neck, New York 11021
              ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                       ----------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 1998, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes      No      X

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                         Page
                                                                        ----

 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at September 30,
                   1998 and June 30,1998                                  3

                  Consolidated Statements of Operations
                   for the three month periods ended
                   September 30, 1998 and 1997                            4

                  Consolidated Statements of Changes in
                   Stockholders' Equity for the three month
                   periods ended September 30, 1998 and 1997              5

                  Consolidated Statements of Cash Flows
                   for the three month periods ended
                   September 30, 1998 and 1997                            6

                  Notes to Consolidated Financial Statements              7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                              9



PART II.  OTHER INFORMATION

                  Item 2.  Changes in Securities
                               and Use of Proceeds                       13

                  Item 6.  Exhibits and Reports on Form 8-K              13

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 September 30,          June 30,
                                                                                      1998                1998
                                                                                  -----------          -----------

                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $ 1,247,746          $ 1,417,280
  Marketable securities                                                             1,488,343            1,950,880
  Accounts receivable (net of allowance for doubtful accounts of $90,000)             367,147              385,300
  Other receivables                                                                     8,343               17,945
  Prepaid expenses                                                                     53,597               45,080
                                                                                  -----------          -----------

     Total current assets                                                           3,165,176            3,816,485

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                      254,006              248,679

OTHER ASSETS                                                                           39,936               44,392
                                                                                  -----------          -----------

                                                                                  $ 3,459,118          $ 4,109,556
                                                                                  ===========          ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                $   399,269          $   315,323
  Accrued liabilities                                                                 187,508              163,641
  Accrued payroll and employee benefits                                                92,872              126,361
  Deferred revenues                                                                   174,480              150,389
                                                                                  -----------          -----------

     Total current liabilities                                                        854,129              755,714

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
    none issued                                                                          --                   --
  Common stock - $.001 par value; 15,000,000 shares authorized;
    3,334,978 shares issued and outstanding                                             3,335                3,335
  Additional paid-in capital                                                        4,780,094            4,778,179
  Accumulated deficit                                                              (2,161,761)          (1,368,681)
  Accumulated other comprehensive loss                                                (16,679)             (58,991)
                                                                                  -----------          -----------

     Total stockholders' equity                                                     2,604,989            3,353,842
                                                                                  -----------          -----------

                                                                                  $ 3,459,118          $ 4,109,556
                                                                                  ===========          ===========


The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             Three months ended September 30,
                                                               1998                 1997
                                                          ----------------     ----------------

Net revenues                                                    $ 997,949            $ 863,725
                                                         ----------------     ----------------
Operating costs and expenses
  Cost of services                                                270,174              224,469
  Sales and marketing expenses                                    690,606              389,551
  General and administrative expenses                             542,652              481,398
                                                          ----------------     ----------------

                                                                1,503,432            1,095,418
                                                          ----------------     ----------------

           Loss from operations                                  (505,483)            (231,693)

Other income (expenses)
   Investment (loss) income                                      (288,627)              42,663
   Other income                                                     1,030                  410
                                                          ----------------     ----------------

                                                                 (287,597)              43,073
                                                          ----------------     ----------------

            Loss before income taxes                             (793,080)            (188,620)

Income taxes                                                            -                    -
                                                          ----------------     ----------------

            NET LOSS                                           $ (793,080)          $ (188,620)
                                                          ================     ================

Net loss per common share - basic and diluted                  $    (0.24)          $    (0.06)
                                                          ================     ================

Weighted average shares outstanding - basic and diluted         3,334,978            3,334,978
                                                          ================     ================



The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Three months ended September 30, 1998 and 1997



                                                                                           Accumulated
                                                                Additional                    other         Total        Compre-
                                            Common stock         paid-in     Accumulated  comprehensive  stockholders'    hensive
                                        Shares      Amount       capital       deficit    income (loss)    equity          loss
                                      ---------  -----------   -----------   -----------   -----------   -----------   -----------

Balances at July 1, 1997              3,334,978   $     3,335  $ 4,772,569   $  (739,547)  $    79,019   $ 4,115,376

Compensation related to stock
    option plan                                                      1,402                                     1,402
Net loss                                                                        (188,620)                   (188,620)  $  (188,620)
Change in unrealized gain on
    marketable securities                                                                      112,931       112,931       112,931
Earned portion of stock bonus plan                                                                  25            25            25
                                                                                                                       -----------

Comprehensive loss                                                                                                     $   (75,664)
                                                                                                                       ===========

                                   ---------------------------------------------------------------------------------
Balances at September 30, 1997        3,334,978   $     3,335  $ 4,773,971   $  (928,167)  $   191,975   $ 4,041,114
                                   =================================================================================




Balances at July 1, 1998              3,334,978   $     3,335  $ 4,778,179   $(1,368,681)  $   (58,991)  $ 3,353,842

Compensation related to stock
    option plan                                                      1,915                                     1,915
Net loss                                                                        (793,080)                   (793,080)  $  (793,080)
Change in unrealized loss on
    marketable securities                                                                       42,286        42,286        42,286
Earned portion of stock bonus plan                                                                  26            26            26
                                                                                                                       -----------

Comprehensive loss                                                                                                     $  (750,768)
                                                                                                                       -----------

                                   =================================================================================
Balances at September 30, 1998        3,334,978   $     3,335  $ 4,780,094   $(2,161,761)  $   (16,679)  $ 2,604,989
                                   =================================================================================






The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three months ended September 30,

                                                                         1998          1997
                                                                     -----------    -----------

Cash flows from operating activities
   Net loss                                                          $  (793,080)   $  (188,620)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                       23,881         15,187
      Losses on sales of marketable securities                           310,484            976
      Losses on sales of furniture and equipment                             523           --
      Earned portion of stock bonus plan                                      26             25
      Compensation related to stock option plan                            1,915          1,402
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                  18,153         10,302
         Decrease in other receivables                                     9,602          8,456
         (Increase) in prepaid expenses                                   (8,517)           (31)
         Decrease in other assets                                          2,308          2,419
         Increase in accounts payable and accrued liabilities            107,813          8,655
         (Decrease) in accrued payroll and employee benefits             (33,489)       (57,234)
         Increase in deferred revenues                                    24,091          8,626
                                                                     -----------    -----------
      Net cash used in operating activities                             (336,290)      (189,837)
                                                                     -----------    -----------

Cash flows from investing activities
   Purchases of marketable securities                                   (618,813)      (332,101)
   Proceeds from maturities of marketable securities                     310,000        200,000
   Proceeds from sales of marketable securities                          503,627        463,737
   (Decrease) increase in payable for securities purchased                  --          (15,263)
   Purchases of furniture and equipment                                  (28,058)       (39,620)
                                                                     -----------    -----------
       Net cash provided by investing activities                         166,756        276,753
                                                                     -----------    -----------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (169,534)        86,916

Cash and cash equivalents at beginning of period                       1,417,280        175,486

                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $ 1,247,746    $   262,402
                                                                     ===========    ===========



The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 1998
                                  (Unaudited)

1. The consolidated balance sheet as of September 30, 1998 and the related consolidated statements of operations for the three month periods ended September 30, 1998 and 1997 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 1998 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 1998 consolidated financial statements.

2. During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on marketable securities and unearned compensation related to a stock bonus plan, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive loss are as follows:

                                          Three months ended September 30,
                                                1998             1997
                                             ---------        ---------

      Net loss                               ($793,080)       ($188,620)
      Change in unrealized gain (loss)
        on marketable securities                42,286          112,931
      Unearned compensation - stock
        option plan                                 26               25
                                             ---------        ---------
                     Comprehensive loss      ($750,768)       ($ 75,664)
                                             ---------        ---------

The components of accumulated other comprehensive loss are as follows:

                                           September 30,       June 30,
                                               1998              1998
                                             ---------        ---------

  Unrealized loss on marketable
    equity securities                         ($16,602)        ($58,888)
  Unearned compensation - stock
     option plan                                   (77)            (103)
                                             ---------        ---------
Accumulated other comprehensive loss          ($16,679)        ($58,991)
                                             ---------        ---------

3. Certain prior period amounts were reclassified to conform with the current period presentation.

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

General

     The Company provides alternative dispute resolution ("ADR") services to insurance companies, law firms, self-insured corporations, municipalities and individuals. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with insurance companies and law firms which the Company believes are some of the largest consumers of ADR services.

     The Company opened for business in March 1992 in New York and currently has offices in New York, Pennsylvania, Massachusetts, Tennessee, South Carolina and Illinois.

         With the ability to provide ADR services nationwide, the Company's objective is to offer a viable, cost efficient and timely alternative to the court system and become one of the leading providers of ADR services. The Company intends to achieve this goal by employing the following strategies. Firstly, the Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. Total first quarter 1999 advertising and external public relations costs incurred with respect thereto approximated $266,000. Secondly, in order to increase business, the Company is currently pursuing exclusive relationships with corporations and law firms in order to obtain contracts on a regional and national basis. Thirdly, the Company is exploring strategic alliances with business entities that have the ability to promote NAM's ADR services to their customers. Finally, the Company may open offices in areas where it presently does not have an office. For example, the establishment of a sales office to develop business in Oregon is currently planned for the second half of fiscal year 1999.

First Quarter Ended September 30, 1998 Compared to First Quarter
Ended September 30, 1997

     Revenues. Revenues increased 16% to $997,949 for the first quarter ended September 30, 1998 from $863,725 for the comparable prior period. Management attributes this increase in sales to a growing acceptance of the Company's services as shown by the overall increase in the number of cases heard in all regions with the exception of Tennessee. The decrease in Tennessee is primarily due to a reduction in cases submitted by a large carrier in that region due to an internal claims restructuring at that carrier. Management is currently exploring new sources of cases through continued efforts to expand the client base.

     Cost of Services. Cost of services increased 20% to $270,174 for the first quarter ended September 30, 1998 from $224,469 for the first quarter ended September 30, 1997. The higher volume of business serviced resulted in greater hearing officer fees. Additionally, the first quarter of fiscal year 1999 contains $35,000 of one-time payments to hearing officers in connection with the commencement of exclusive arrangements with the Company. Without these charges, the cost of services as a percentage of revenues decreased from 26% in the first quarter of fiscal year 1998 to 24% in the first quarter of fiscal year 1999. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 77% to $690,606 for the first quarter ended September 30, 1998 from $389,551 for the first quarter ended September 30, 1997. Sales and marketing costs as a percentage of revenues increased to 69% in the first quarter of fiscal year 1999 from 45% in the first quarter of fiscal year 1998. This increase largely relates to advertising and public relations expenditures. Such costs increased by approximately $245,000 during the first quarter of fiscal year 1999 from the comparable prior year period. The increase was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of media (newspapers, law journals, insurance and business publications, outdoor, radio and television). The objective of the campaign is to increase awareness of the Company and its services. There can be no assurance that such expenditures will produce higher revenues. The remaining increase primarily pertains to the following salaries and related items (approximately $41,000). Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, marketing and public relations personnel were hired after the first quarter of the 1998 fiscal year in connection with the advertising campaign.

         General and Administrative. General and administrative costs increased 13% to $542,652 for the first quarter ended September 30, 1998 from $481,398 for the first quarter ended September 30, 1997. A portion of the increase relates to costs incurred in connection with an ADR seminar presented by the Company for the benefit of its clients. The remaining increase relates to salary and related items due to increases in staff after the first quarter of the 1998 fiscal year for data processing and other support functions. Furthermore, general and administrative costs as a percentage of revenues decreased to 54% in the first quarter of fiscal year 1999 from 56% for the comparable prior period.

     Other Income (Expenses). Other income (expenses) changed from income of $43,073 for the first quarter ended September 30, 1997 to an expense of ($287,597) for the first quarter ended September 30, 1998. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. During the first quarter of the 1999 fiscal year, the Company sold a portion of its marketable securities. As a result, net realized losses increased to approximately $310,000 in the first quarter of fiscal year 1999 from $1,000 in the prior comparable period.

         Income Taxes. Tax benefits resulting from net losses incurred for the periods ended September 30, 1998 and 1997 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended September 30, 1998, the Company had a net loss of ($793,080) as compared to a net loss of($188,620) for the three months ended September 30, 1997. The loss increased primarily due to greater expenditures for the advertising campaign and losses realized from the sale of marketable securities.

Liquidity and Capital Resources

     At September 30, 1998, the Company had working capital surplus of $2,311,047 compared to $3,060,771 at June 30, 1998. The decrease in working capital occurred as a result of (1) the loss from operations and (2) realized losses from the sale of marketable securities. Net cash used in operating activities was $336,290 for the three months ended September 30, 1998 versus $189,837 in the prior comparable period. The change is partially attributable to expenditures related to advertising costs.

     Net cash provided by investing activities was $166,756 for the three months ended September 30, 1998 versus $276,753 in the comparable prior period.

         The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations.

The Year 2000

     The Company continues to evaluate the impact of the Year 2000 issue on its business and currently does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's financial reporting system is currently Year 2000 compliant. The relational database system used to manage the operations of the Company is already capable of recognizing four digits to designate the year. The Company intends to convert its usage of the date fields from two digits to four digits during fiscal year 1999. The Company has also contacted most of its major vendors to ensure that they have appropriate plans to address Year 2000 issues.

                            PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                           Not applicable.

Item 2.           Changes in Securities and Use of Proceeds.
                            In November 1996, the Company raised additional
                  capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $1,305,000 had been utilized through June 30, 1998 as disclosed in the Company's Form 10-KSB. During the three months ended September 30, 1998, the Company additionally expended approximately $736,000 for working capital and general corporate purposes, including its advertising campaign.

Item 3.           Defaults upon Senior Securities.
                           Not applicable.

Item 4.           Submission of matters to a Vote of Security Holders.
                           None.

Item 5.           Other information.
                           Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                          (a)      Exhibits.

            Exhibit
            Number                  Description of Document
            ------                  -----------------------
             3.1               Certificate of Incorporation, as amended (1)
             3.2               By-Laws of the Company, as amended (4)
             10.1              1996 Stock Option Plan, amended and restated (4)
             10.2              Employment Agreement between Company and Roy Israel(3)
             10.2.1            Amendment to Employment Agreement between Company and Roy Israel (4)
             10.3              Employment Agreement between Company and Cynthia
                               Sanders (4)
             10.4              Employment Agreement between Company and Daniel
                               Jansen (1)
             10.5              Employment Agreement between Company and Patricia Giuliani-Rheaume (2)
             10.7              Lease Agreement for Great Neck, New York facility (1)
             27                Financial Data Schedule **

---------------

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

             (4) Incorporated herein in its entirety by reference to the Company's 1998 Annual Report on Form 10-KSB.


             **       Filed herewith.



             (b)  Reports on Form 8-K. None.






                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NAM CORPORATION

Date: November 13, 1998                 By: /s/ Roy Israel
                                            -----------------------------------
                                            Roy Israel, President and CEO

Date: November 13, 1998                 By: /s/ Patricia A. Giuliani-Rheaume
                                            -----------------------------------
                                            Patricia A. Giuliani-Rheaume,
                                            Vice President, Treasurer and CFO