Form 10QSB
period 1998-12-31
NAM CORP
filed 1999-02-16
CIK 925741

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended December 31, 1998

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

                                 (516) 829-4343
                           ----------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

As of February 10, 1999, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes   No X
                                                               ---  ---

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at December 31,
                   1998 and June 30,1998                                    3

                  Consolidated Statements of Operations for
                   the three and six month periods ended
                   December 31, 1998 and 1997                               4

                  Consolidated Statements of Changes in
                   Stockholders' Equity for the six month
                   periods ended December 31, 1998 and 1997                 5

                  Consolidated Statements of Cash Flows
                   for the six month periods ended
                   December 31, 1998 and 1997                               6

                  Notes to Consolidated Financial Statements                7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                        9



PART II.  OTHER INFORMATION

                  Item 2.  Changes in Securities
                           and Use of Proceeds                             14

                  Item 6.  Exhibits and Reports on Form 8-K                15

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                December 31,           June 30,
                                                                                    1998                 1998
                                                                                -----------          -----------
                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $ 2,104,576          $ 1,417,280
  Marketable securities                                                             392,797            1,950,880
  Accounts receivable (net of allowance for doubtful accounts of $90,000)           434,838              385,300
  Other receivables                                                                  29,353               17,945
  Prepaid expenses                                                                  104,536               45,080
                                                                                -----------          -----------

     Total current assets                                                         3,066,100            3,816,485

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                    254,889              248,679

OTHER ASSETS                                                                         48,831               44,392
                                                                                ------------         -----------

                                                                                $ 3,369,820          $ 4,109,556
                                                                                ===========          ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                $ 300,912            $ 315,323
  Accrued liabilities                                                               202,476              163,641
  Accrued payroll and employee benefits                                              43,147              126,361
  Deferred revenues                                                                 169,267              150,389
                                                                                -----------          -----------

     Total current liabilities                                                      715,802              755,714

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
    none issued                                                                           -                    -
  Common stock - $.001 par value; 15,000,000 shares authorized;
    3,334,978 shares issued and outstanding                                           3,335                3,335
  Additional paid-in capital                                                      4,795,933            4,778,179
  Accumulated deficit                                                            (2,291,082)          (1,368,681)
  Accumulated other comprehensive income (loss)                                     145,832              (58,991)
                                                                                -----------          -----------

     Total stockholders' equity                                                   2,654,018            3,353,842
                                                                                -----------          -----------

                                                                                $ 3,369,820          $ 4,109,556
                                                                                ===========          ===========


        The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                               Three months ended December 31,     Six months ended December 31,
                                                                    1998            1997               1998              1997
                                                                 -----------     -----------        -----------      ------------
Net revenues                                                     $1,114,307      $1,111,230         $2,112,256       $ 1,974,955
                                                                 ----------      ----------         ----------       -----------

Operating costs and expenses
  Cost of services                                                  295,614         280,639            565,788           505,108
  Sales and marketing expenses                                      428,257         427,420          1,118,863           816,971
  General and administrative expenses                               558,024         488,359          1,100,676           969,757
                                                                 ----------      ----------         ----------       -----------

                                                                  1,281,895       1,196,418          2,785,327         2,291,836
                                                                 ----------      ----------         ----------       -----------

           Loss from operations                                    (167,588)        (85,188)          (673,071)         (316,881)

Other income (expenses)
   Investment income (loss)                                          29,194          40,852           (259,432)           83,515
   Other income                                                       9,073           2,833             10,102             3,243
                                                                 ----------      ----------         ----------       -----------

                                                                     38,267          43,685           (249,330)           86,758
                                                                 ----------      ----------         ----------       -----------

            Loss before income taxes                               (129,321)        (41,503)          (922,401)         (230,123)

Income taxes                                                              -               -                  -                 -
                                                                 ----------      ----------         ----------       -----------

            NET LOSS                                             $ (129,321)      $ (41,503)        $ (922,401)       $ (230,123)
                                                                 ==========       =========         ==========        ==========

Net loss per common share - basic and diluted                    $    (0.04)      $   (0.01)        $    (0.28)       $    (0.07)
                                                                 ==========       =========         ==========        ==========

Weighted average shares outstanding - basic and diluted           3,334,978       3,334,978          3,334,978         3,334,978
                                                                 ==========       =========         ==========        ==========



The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Six months ended December 31, 1998 and 1997



                                                                                        Additional
                                                                   Common stock          paid-in         Accumulated
                                                              Shares     Amount          capital           deficit
                                                            --------------------------------------------------------
Balances at July 1, 1997                                    3,334,978   $ 3,335      $ 4,772,569        $ (739,547)

Compensation related to stock option plan                                                  2,805
Net loss                                                                                                  (230,123)
Change in unrealized gain on marketable securities
Earned portion of stock bonus plan


Comprehensive loss


                                                            --------------------------------------------------------
Balances at December 31, 1997                               3,334,978   $ 3,335      $ 4,775,374        $ (969,670)
                                                            --------------------------------------------------------


Balances at July 1, 1998                                    3,334,978   $ 3,335      $ 4,778,179      $ (1,368,681)

Compensation related to stock option plan                                                 17,754
Net loss                                                                                                  (922,401)
Change in unrealized (loss) gain on marketable securities
Earned portion of stock bonus plan


Comprehensive loss


                                                            ========================================================
Balances at December 31, 1998                               3,334,978   $ 3,335      $ 4,795,933      $ (2,291,082)
                                                            ========================================================


(RESTUBBED TABLE)

                                                             Accumulated
                                                               other             Total         Compre-
                                                            comprehensive     stockholders'    hensive
                                                            income (loss)        equity         loss
                                                           -----------------------------------------------
Balances at July 1, 1997                                       $ 79,019      $ 4,115,376

Compensation related to stock option plan                                          2,805
Net loss                                                                        (230,123)      $ (230,123)
Change in unrealized gain on marketable securities               98,743           98,743           98,743
Earned portion of stock bonus plan                                   51               51               51
                                                                                         -----------------

Comprehensive loss                                                                             $ (131,329)
                                                                                         -----------------

                                                           ------------------------------
Balances at December 31, 1997                                 $ 177,813      $ 3,986,852
                                                           ------------------------------


Balances at July 1, 1998                                      $ (58,991)     $ 3,353,842

Compensation related to stock option plan                                         17,754
Net loss                                                                        (922,401)      $ (922,401)
Change in unrealized (loss) gain on marketable securities       204,772          204,772          204,772
Earned portion of stock bonus plan                                   51               51               51
                                                                                         -----------------

Comprehensive loss                                                                             $ (717,578)
                                                                                         -----------------

                                                           ==============================
Balances at December 31, 1998                                 $ 145,832      $ 2,654,018
                                                           ==============================



The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six months ended December 31,

                                                                                    1998                   1997
                                                                                -----------            -----------
Cash flows from operating activities
   Net loss                                                                     $  (922,401)            $ (230,123)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                  49,350                 33,134
      Losses on sales of marketable securities                                      303,130                  1,039
      Losses on sales of furniture and equipment                                        523                      -
      Earned portion of stock bonus plan                                                 52                     51
      Compensation related to stock option plan                                      17,754                  2,805
      Changes in operating assets and liabilities
         (Increase) in accounts receivable                                          (49,538)               (63,499)
         (Increase) decrease in other receivables                                   (11,408)                20,488
         (Increase) in prepaid expenses                                             (59,456)               (18,490)
         (Increase) decrease in other assets                                         (8,734)                 4,998
         Increase (decrease) in accounts payable and accrued liabilities             24,424                (29,479)
         (Decrease) in accrued payroll and employee benefits                        (83,214)               (70,215)
         Increase (decrease) in deferred revenues                                    18,878                   (963)
                                                                                -----------             ----------
      Net cash used in operating activities                                        (720,640)              (350,254)
                                                                                -----------             ----------

Cash flows from investing activities
   Purchases of marketable securities                                              (818,813)            (1,393,118)
   Proceeds from maturities of marketable securities                                570,000              1,545,000
   Proceeds from sales of marketable securities                                   1,708,647                479,724
   Increase in payable for securities purchased                                           -                 38,662
   Purchases of furniture and equipment                                             (51,898)               (93,149)
                                                                                -----------             ----------
       Net cash provided by investing activities                                  1,407,936                577,119
                                                                                -----------             ----------

Cash flows from financing activities
                                                                                -----------             ----------
       Net cash provided by financing activities                                          -                      -
                                                                                -----------             ----------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                    687,296                226,865

Cash and cash equivalents at beginning of period                                  1,417,280                175,486

                                                                                ===========             ==========
Cash and cash equivalents at end of period                                      $ 2,104,576             $  402,351
                                                                                ===========             ==========



The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                       Six months ended December 31, 1998
                                  (Unaudited)

1. The consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations for the six month periods ended December 31, 1998 and 1997 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 1998 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the operating results expected for the full year.

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

The components of comprehensive loss are as follows:

                                            Three months ended December 31,
                                                 1998            1997
                                                 ----            ----
   Net loss                                   ($129,321)      ($41,503)
   Change in unrealized gain (loss)
     on marketable securities                   162,486        (14,188)
   Unearned compensation - stock
     option plan                                     25             26
                                              ---------      ---------

     Comprehensive income (loss)               $ 33,190       ($55,665)
                                              ---------      ---------

                                             Six months ended December 31,
                                                1998             1997
                                                ----             ----
   Net loss                                   ($922,401)      ($230,123)
   Change in unrealized gain (loss)
     on marketable securities                   204,772          98,743
   Unearned compensation - stock
     option plan                                     51              51
                                              ---------      ----------

                  Comprehensive loss          ($717,578)      ($131,329)
                                             ----------      ----------

The components of accumulated other comprehensive income (loss) are as follows:

                                               December 31,     June 30,
                                                 1998            1998
                                               ------------    ----------


  Unrealized gain (loss) on
    marketable equity securities               $145,883        ($58,888)
  Unearned compensation - stock
     option plan                                    (51)           (103)
                                                -------        --------

Accumulated other comprehensive
     income (loss)                             $145,832        ($58,991)
                                               --------        --------


3. The Company is subject to various forms of litigation in the normal course of business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition.

4. Certain prior period amounts were reclassified to conform with the current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. The forward-looking statements contained herein involve certain risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in the markets and/or regions currently served by the Company and in those markets and/or regions that the Company may expand into; changes in the insurance industry; the Company's inability to retain current or new hearing officers; changes in the public court system; and the degree and timing of the market's acceptance of the NAMSYS software program.

General

     The Company provides alternative dispute resolution ("ADR") services to insurance companies, law firms, self-insured corporations, municipalities and individuals. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with large corporations and law firms which the Company believes are some of the largest consumers of ADR services.

     The Company opened for business in March 1992 in New York and currently has offices in New York, Pennsylvania, Massachusetts, Tennessee, South Carolina and Illinois.

         With the ability to provide ADR services nationwide, the Company's objective is to offer a viable, cost efficient and timely alternative to the court system and become one of the leading providers of ADR services. The Company intends to achieve this goal by employing the following strategies: (1) the Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. Total advertising and external public relations costs incurred with respect thereto approximated $293,000 for the six months ended December 31, 1998; (2) in order to increase business, the Company is currently pursuing exclusive relationships with corporations and law firms in order to obtain contracts on a regional and national basis; (3) the Company is attempting to broaden its client base by attracting more complex cases; (4) the Company has developed the NAMSYS software that it intends to market to high volume users of ADR services; (5) the Company is also developing an ADR internet product that is intended to complement its existing arbitration and mediation services; and (6) the Company is exploring strategic alliances with business entities that have the ability to promote NAM's ADR services to their customers.

Second Quarter Ended December 31, 1998 Compared to Second Quarter Ended December 31, 1997

     Revenues. Revenues increased slightly to $1,114,307 for the second quarter ended December 31, 1998 from $1,111,230 for the comparable prior period. The number of cases heard in the current period decreased from the prior year. However, an increase in the average dollars earned per case more than offset this decline. At the end of the second quarter, the Company realigned its sales operations in order to enhance its ability to process a higher volume of cases as well as to better market its services to potential customers. Management believes the steps taken will enable the Company to regain its momentum in servicing an increasing number of cases when comparing like-periods year to year.

     Cost of Services. Cost of services increased 5% to $295,614 for the second quarter ended December 31, 1998 from $280,639 for the second quarter ended December 31, 1997. The increase of $14,975 relates primarily to a non-recurring charge for the granting and vesting of stock options with respect to a hearing officer. Without this charge, the cost of services as a percentage of revenues remained stable at 25% in both periods. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased slightly to $428,257 for the second quarter ended December 31, 1998 from $427,420 for the second quarter ended December 31, 1997. Sales and marketing costs as a percentage of revenues remained stable at 38% for both periods.

         General and Administrative. General and administrative costs increased 14% to $558,024 for the second quarter ended December 31, 1998 from $488,359 for the second quarter ended December 31, 1997. A portion of the increase relates to costs incurred in connection with an annual conference sponsored by the Company for the benefit of the ADR industry. Secondly, after the second quarter of the 1998 fiscal year, additional staff were hired for data processing and other support functions. Finally, higher printing costs were incurred in the second quarter of fiscal year 1999 relating to the Company's brochures and other marketing materials. General and administrative costs as a percentage of revenues increased to 50% in the second quarter of fiscal year 1999 from 44% for the comparable prior period.

     Other Income. Other income declined 12% to $38,267 for the second quarter ended December 31, 1998 from $43,685 for the second quarter ended December 31, 1997. Other income is composed primarily of investment income and realized gains (losses) generated from investments. The decrease in other income is mainly due to the decrease in the average invested portfolio during the current period.

         Income Taxes. Tax benefits resulting from net losses incurred for the three-month periods ended December 31, 1998 and 1997 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended December 31, 1998, the Company had a net loss of ($129,321) as compared to a net loss of($41,503) for the three months ended December 31, 1997. The loss increased primarily due to higher general and administrative costs incurred to support the Company's anticipated future growth.


Six Months  Ended  December 31, 1998  Compared to Six Months Ended  December 31,
1997

     Revenues. Revenues increased by 7% to $2,112,256 for the six months ended December 31, 1998 from $1,974,955 for the comparable prior period. The number of cases heard in the current six month period increased slightly from the prior year. Furthermore, there was an increase in the average dollars earned per case. At the end of the second quarter of fiscal year 1999, the Company realigned its sales operations in order to enhance its ability to process a higher volume of cases as well as to better market its services to potential customers. Management believes the steps taken will enable the Company to regain its momentum in servicing an increasing number of cases when comparing like-periods year to year.

     Cost of Services. Cost of services increased 12% to $565,788 for the six months ended December 31, 1998 from $505,108 for the six months ended December 31, 1997. The increase relates primarily to a non-recurring charge for the granting and vesting of stock options with respect to a hearing officer as well as one-time payments to hearing officers in connection with the commencement of exclusive arrangements with the Company. Without these charges, the cost of services as a percentage of revenues declined from 26% in the first six months of fiscal year 1998 to 25% in the first six months of fiscal year 1999. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 37% to $1,118,863 for the six months ended December 31, 1998 from $816,971 for the six months ended December 31, 1997. Sales and marketing costs as a percentage of revenues increased to 53% for the first six months of fiscal year 1999 from 41% for the first six months of fiscal year 1998. This increase largely relates to advertising and public relations expenditures. Such costs increased by approximately $260,000 during the six months ended December 31, 1998 from the comparable prior year period. The increase was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of media. The campaign was aimed at quickly making NAM a brand name. As the Company believes it has made significant progress in achieving this goal, Management intends to continue advertising to maintain the Company's name recognition but at a reduced level. As a result, advertising expense for the remainder of the 1999 fiscal year is expected to decline substantially from the expenditures in the comparable prior periods. The remaining increase in sales and marketing primarily pertains to salaries and related items (approximately $30,000). Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, marketing and public relations personnel were hired after the first quarter of the 1998 fiscal year in connection with the advertising campaign.

         General and Administrative. General and administrative costs increased 14% to $1,100,676 for the six months ended December 31, 1998 from $969,757 for the six months ended December 31, 1997. A portion of the increase relates to costs incurred in connection with two seminars/conferences sponsored by the Company for the benefit of the ADR industry. The remaining increase relates primarily to salary and related items due to increases in staff after the first quarter of the 1998 fiscal year for data processing and other support functions. General and administrative costs as a percentage of revenues increased to 52% in the first six months of fiscal year 1999 from 49% for the comparable prior period.

     Other Income (Expenses). Other income (expenses) changed from income of $86,758 for the six months ended December 31, 1997 to an expense of ($249,330) for the six months ended December 31, 1998. Other income (expense) is composed primarily of investment income and realized gains (losses) generated from investments. During the first half of the 1999 fiscal year, the Company sold a substantial portion of its marketable securities. As a result, net realized losses increased to approximately $303,000 in the first six months of fiscal year 1999 from $1,000 in the comparable prior period. In addition, investment income also declined as a result of the lower average invested portfolio during the current period.

         Income Taxes. Tax benefits resulting from net losses incurred for the six-month periods ended December 31, 1998 and 1997 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the six months ended December 31, 1998, the Company had a net loss of ($922,401) as compared to a net loss of ($230,123) for the six months ended December 31, 1997. The loss increased primarily due to greater expenditures for the advertising campaign and losses realized from the sale of marketable securities, as well as higher general and administrative costs incurred to support the Company's anticipated future growth.

Liquidity and Capital Resources

     At December 31, 1998, the Company had working capital surplus of $2,350,298 compared to $3,060,771 at June 30, 1998. The decrease in working capital occurred as a result of (1) the loss from operations and (2) realized losses from the sales of marketable securities. Net cash used in operating activities was $720,640 for the six months ended December 31, 1998 versus $350,254 in the prior comparable period.

     Net cash provided by investing activities was $1,407,936 for the six months ended December 31, 1998 versus $577,119 in the comparable prior period. During the first half of fiscal year 1999, various investments in government securities matured and the Company sold a large portion of its corporate bonds and equity securities. Such proceeds were reinvested in money market funds.

         The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations for the next year.

The Year 2000

     The Company continues to evaluate the impact of the Year 2000 issue on its business and currently does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's financial reporting system is currently Year 2000 compliant. The relational database system used to manage the operations of the Company is already capable of recognizing four digits to designate the year. The Company has also converted its usage of the date fields from two digits to four digits with respect to its major operating system. The final components of the system are anticipated to be Year 2000 compliant before the end of the fiscal year. The Company has also contacted most of its major vendors to ensure that they have appropriate plans to address Year 2000 issues.

                            PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                           An action entitled National Arbitration Forum, Inc.
                  v. NAM Corporation, pending in Federal District Court of Minnesota, was commenced on February 4, 1999 against the Company seeking (i) to cancel the Company's registered trademark National Arbitration & Mediation, (ii) an order declaring plaintiff's use of its trademark does not infringe upon the Company's mark, and (iii) unspecified damages. This action arose out of the Company's efforts to enforce its trademark rights against the plaintiff. The Company believes it has meritorious defenses to such claims and intends to defend the action vigorously.

Item 2.           Changes in Securities and Use of Proceeds.

                           In November 1996, the Company raised additional
                  capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $1,315,000 had been utilized through June 30, 1998 as disclosed in the Company's Form 10-KSB. During the six months ended December 31, 1998, the Company additionally expended approximately $1,100,700 for working capital and general corporate purposes, including its advertising campaign.

Item 3.           Defaults upon Senior Securities.
                           Not applicable.

Item 4.           Submission of matters to a Vote of Security Holders.
                           On December 17, 1998, the Company held its annual
                  meeting of shareholders. At the meeting, shareholders voted on four proposals. The following represents the results of the voting, both in person and by proxy:

                  Election of Directors:

                  Roy Israel                      3,078,856 votes for;
                                                  0 votes against;
                                                  15,150 votes withheld.

                  Cynthia Sanders                 3,074,856 votes for;
                                                  0 votes against;
                                                  19,150 votes withheld.

                  Daniel Jansen                   3,075,756 votes for;
                                                  0 votes against;
                                                  18,250 votes withheld.

                  Anthony Mercorella              3,078,856 votes for;
                                                  0 votes against;
                                                  15,150 votes withheld.

                  Ronald Katz                     3,079,256 votes for;
                                                  0 votes against;
                                                  14,750 votes withheld.

                  For ratification of appointment of Grant Thornton LLP as the Company's independent accountants for fiscal year 1999:
                           3,071,619 votes for;
                           13,787 votes against;
                           8,600 abstenations.

                  For approval of the amendment to the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder from 750,000 shares to 2,000,000 shares:
                           1,718,140 votes for;
                           83,651 votes against;
                           42,785 abstenations;
                           1,249,430 not voted.

                  For approval of the amendment to the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan to increase the number of options granted annually to each non-employee director from options to purchase 1,000 shares to options to purchase 2,500 shares:
                           2,975,370 votes for;
                           72,851 votes against;
                           42,785 abstenations.

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

---------

(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

(2) Incorporated herein in its entirety by reference to the Company's 1997 Annual Report on Form 10-KSB.

(3) Incorporated herein in its entirety by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

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

                               NAM CORPORATION

Date: February 10, 1999    By: /s/ Roy Israel
                               ----------------------------------
                               Roy Israel, President and CEO

Date: February 10, 1999    By: /s/ Patricia A. Giuliani-Rheaume
                               ----------------------------------
                               Patricia A. Giuliani-Rheaume,
                               Vice President, Treasurer and CFO