Form 10QSB
period 1999-03-31
NAM CORP
filed 1999-05-14
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-21419

                                 NAM CORPORATION
         --------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

              Delaware                                    23-2753988
 ---------------------------------                   -------------------
 (State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                   Identification No.)

                              1010 Northern Boulevard
                         Great Neck, New York 11021
        ----------------------------------------------------------------
                      (Address of Principal Executive Offices)

                                (516) 829-4343
        ----------------------------------------------------------------
                         (Issuer's Telephone Number,
                            Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 12, 1999, 3,334,978 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes       No    X
                                                                -----    -------

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                  Page


 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at March 31,
                   1999 and June 30,1998                           3

                  Consolidated Statements of Operations for
                   the three and nine month periods ended
                   March 31, 1999 and 1998                         4

                  Consolidated Statements of Changes in
                   Stockholders' Equity and Comprehensive
                   Loss for the nine month periods ended
                   March 31, 1999 and 1998                         5

                  Consolidated Statements of Cash Flows
                   for the nine month periods ended
                   March 31, 1999 and 1998                         6

                  Notes to Consolidated Financial Statements       7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                       9



PART II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings                       14
                  Item 2.  Changes in Securities
                               and Use of Proceeds                 14

                  Item 6.  Exhibits and Reports on Form 8-K        14

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     March 31,       June 30,
                                                                       1999            1998
                                                                    -----------    -----------

                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $ 1,792,818    $ 1,417,280
  Marketable securities                                                 524,271      1,950,880
  Accounts receivable (net of allowance for doubtful accounts
         of $100,000 and $90,000, respectively)                         397,302        385,300
  Other receivables                                                      40,354         17,945
  Prepaid expenses                                                       95,152         45,080
                                                                    -----------    -----------

     Total current assets                                             2,849,897      3,816,485

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation        264,066        248,679

OTHER ASSETS                                                             39,662         44,392
                                                                    -----------    -----------

                                                                    $ 3,153,625    $ 4,109,556
                                                                    ===========    ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   235,958    $   315,323
  Accrued liabilities                                                   185,461        163,641
  Accrued payroll and employee benefits                                  65,750        126,361
  Deferred revenues                                                     246,190        150,389
                                                                    -----------    -----------

     Total current liabilities                                          733,359        755,714

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
    none issued                                                            --             --
  Common stock - $.001 par value; 15,000,000 shares authorized;
    3,334,978 shares issued and outstanding                               3,335          3,335
  Additional paid-in capital                                          4,799,272      4,778,179
  Accumulated deficit                                                (2,449,853)    (1,368,681)
  Accumulated other comprehensive income (loss)                          67,512        (58,991)
                                                                    -----------    -----------

     Total stockholders' equity                                       2,420,266      3,353,842
                                                                    -----------    -----------

                                                                    $ 3,153,625    $ 4,109,556
                                                                    ===========    ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                         Three months ended March 31,            Nine months ended March 31,
                                                              1999           1998                   1999           1998
                                                          -----------    -----------             -----------    -----------

Net revenues                                              $   857,530    $   847,722             $ 2,969,786    $ 2,822,677
                                                          -----------    -----------             -----------    -----------

Operating costs and expenses
  Cost of services                                            213,156        209,401                 778,944        714,509
  Sales and marketing expenses                                412,980        568,641               1,531,843      1,385,612
  General and administrative expenses                         514,358        476,775               1,615,034      1,446,532
                                                          -----------    -----------             -----------    -----------

                                                            1,140,494      1,254,817               3,925,821      3,546,653
                                                          -----------    -----------             -----------    -----------

           Loss from operations                              (282,964)      (407,095)               (956,035)      (723,976)

Other income (expenses)
   Investment income (loss)                                   123,115        217,309                (136,317)       300,824
   Other income                                                 1,078          1,003                  11,180          4,246
                                                          -----------    -----------             -----------    -----------

                                                              124,193        218,312                (125,137)       305,070
                                                          -----------    -----------             -----------    -----------

            Loss before income taxes                         (158,771)      (188,783)             (1,081,172)      (418,906)

Income taxes                                                     --             --                      --             --
                                                          -----------    -----------             -----------    -----------

            NET LOSS                                      $  (158,771)   $  (188,783)            $(1,081,172)   $  (418,906)
                                                          ===========    ===========             ===========    ===========

Net loss per common share - basic and diluted             $     (0.05)   $     (0.06)            $     (0.32)   $     (0.13)
                                                          ===========    ===========             ===========    ===========

Weighted average shares outstanding - basic and diluted     3,334,978      3,334,978               3,334,978      3,334,978
                                                          ===========    ===========             ===========    ===========



The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                    Nine months ended March 31, 1999 and 1998


                                                                                          Accumulated
                                                                  Additional                 other          Total        Compre-
                                              Common stock         paid-in    Accumulated comprehensive  stockholders'    hensive
                                          Shares        Amount     capital      deficit   income (loss)     equity         loss
                                          ------------------------------------------------------------------------------------------
Balances at July 1, 1997                   3,334,978   $ 3,335  $4,772,569  $  (739,547)     $ 79,019   $ 4,115,376

Compensation related to stock option plan                            4,207                                    4,207
Net loss                                                                       (418,906)                   (418,906)   $  (418,906)
Change in unrealized gain on marketable
      securities                                                                               64,613        64,613         64,613
Earned portion of stock bonus plan                                                                 77            77             77
                                                                                                                      -------------

Comprehensive loss                                                                                                     $  (354,216)
                                                                                                                      =============

                                          --------------------------------------------------------------------------
Balances at March 31, 1998                 3,334,978   $ 3,335  $4,776,776  $(1,158,453)    $ 143,709   $ 3,765,367
                                          ==========================================================================




Balances at July 1, 1998                   3,334,978   $ 3,335  $4,778,179  $(1,368,681)    $ (58,991)  $ 3,353,842

Compensation related to stock option plan                           21,093                                   21,093
Net loss                                                                     (1,081,172)                 (1,081,172)   $(1,081,172)
Change in unrealized (loss) gain on
      marketable securities                                                                   126,426       126,426        126,426
Earned portion of stock bonus plan                                                                 77            77             77
                                                                                                                      -------------

Comprehensive loss                                                                                                     $  (954,669)
                                                                                                                      =============

                                          --------------------------------------------------------------------------
Balances at March 31, 1999                 3,334,978   $ 3,335  $4,799,272  $(2,449,853)     $ 67,512   $ 2,420,266
                                          ==========================================================================




The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended March 31,

                                                                         1999          1998
                                                                     -----------    -----------

Cash flows from operating activities
   Net loss                                                          $(1,081,172)   $  (418,906)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                       75,706         52,437
      Provision for bad debts                                             10,000         10,000
      Losses (gains) on sales of marketable securities                   199,687       (177,847)
      Losses (gains) on sales of furniture and equipment                     490           (572)
      Earned portion of stock bonus plan                                      77             77
      Compensation related to stock option plan                           21,093          4,207
      Changes in operating assets and liabilities
         (Increase) decrease in accounts receivable                      (22,002)        62,424
         (Increase) decrease in other receivables                        (22,409)        11,006
         (Increase) decrease in prepaid expenses                         (50,072)        16,591
         (Increase) decrease in other assets                              (1,715)         7,474
         (Decrease) in accounts payable and accrued liabilities          (57,545)       (33,408)
         (Decrease) in accrued payroll and employee benefits             (60,611)      (102,725)
         Increase in deferred revenues                                    95,801         12,344
                                                                     -----------    -----------
      Net cash used in operating activities                             (892,672)      (556,898)
                                                                     -----------    -----------

Cash flows from investing activities
   Purchases of marketable securities                                 (1,310,637)    (1,675,732)
   Proceeds from maturities of marketable securities                     570,000      1,845,000
   Proceeds from sales of marketable securities                        2,094,097      1,804,309
   Increase in receivable for securities sold                               --       (1,306,304)
   (Decrease) in payable for securities purchased                           --          (15,263)
   Purchases of furniture and equipment                                  (86,050)      (122,342)
   Sales of furniture and equipment                                          800          4,780
                                                                     -----------    -----------
       Net cash provided by investing activities                       1,268,210        534,448
                                                                     -----------    -----------

Cash flows from financing activities
                                                                     -----------    -----------
       Net cash provided by financing activities                            --             --
                                                                     -----------    -----------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                         375,538        (22,450)

Cash and cash equivalents at beginning of period                       1,417,280        175,486

                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $ 1,792,818    $   153,036
                                                                     ===========    ===========




The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Nine months ended March 31, 1999
                                  (Unaudited)

1. The consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations for the three and nine month periods ended March 31, 1999 and 1998 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 1999 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 1998 consolidated financial statements.

2. During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on marketable securities and unearned compensation related to a stock bonus plan, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive loss are as follows:

                                    Three months ended March 31,
                                      1999               1998
                                   ---------          ---------

Net loss                           ($158,771)         ($188,783)
Change in unrealized gain (loss)
  on marketable securities           (78,346)           (34,130)
Unearned compensation - stock
  option plan                             26                 26
                                   ---------          ---------

  Comprehensive loss               ($237,091)         ($222,887)
                                   ---------          ---------

                                    Nine months ended March 31,
                                      1999               1998
                                   ---------          ---------

Net loss                            ($1,081,172)   ($  418,906)
Change in unrealized gain (loss)
  on marketable securities              126,426         64,613
Unearned compensation - stock
  option plan                                77             77
                                    -----------    -----------

               Comprehensive loss   ($  954,669)   ($  354,216)
                                    -----------    -----------



The components of accumulated other comprehensive income (loss) are as follows:

                                     March 31,       June 30,
                                       1999            1998
                                    -----------    -----------

  Unrealized gain (loss) on
    marketable equity securities        $67,538       ($58,888)
  Unearned compensation - stock
     option plan                            (26)          (103)
                                    -----------    -----------

Accumulated other comprehensive
     income (loss)                      $67,512       ($58,991)
                                    -----------    -----------


3. During fiscal year 1999, the shareholders approved a proposal to increase the number of shares of common stock authorized for issuance under the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan from 750,000 shares to 2,000,000 shares.

4. Certain prior period amounts were reclassified to conform with the current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. The forward-looking statements contained herein involve certain risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in the markets and/or regions currently served by the Company and in those markets and/or regions that the Company may expand into; changes in the insurance industry; the Company's inability to retain current or new hearing officers; changes in the public court system; and the degree and timing of the market's acceptance of the Company's electronic settlement and arbitration and mediation management programs.

General

     The Company provides arbitration and mediation services to insurance companies, law firms, self-insured corporations, municipalities and individuals. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with large corporations and law firms which the Company believes are some of the largest consumers of arbitration and mediation services.

     The Company opened for business in March 1992 in New York and currently has hearing officers and conference facilities available nationwide.

         With the ability to provide arbitration and mediation services nationwide, the Company's objective is to offer a viable, cost efficient and timely alternative to the court system and become one of the leading providers of arbitration and mediation services. The Company intends to achieve this goal by employing the following strategies: (1) the Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. Total advertising and external public relations costs incurred with respect thereto approximated $291,000 for the nine months ended March 31, 1999; (2) in order to increase business, the Company is currently pursuing exclusive relationships with corporations and law firms in order to obtain contracts on a regional and national basis; (3) the Company is attempting to broaden its client base by attracting more complex commercial cases; (4) the Company has developed the NAMSYS software that it intends to market to high volume users of arbitration and mediation services;
(5) the Company has developed an internet settlement product that is intended to complement its existing arbitration and mediation services; and (6) the Company is exploring strategic alliances with business entities that have the ability to promote NAM's services to their customers.

Third Quarter Ended March 31, 1999 Compared to Third Quarter Ended
March 31, 1998

     Revenues. Revenues increased slightly to $857,530 for the third quarter ended March 31, 1999 from $847,722 for the comparable prior period. The number of cases heard in the current period increased by approximately 4% from the prior year. At the end of the second quarter, the Company realigned its sales operations in order to enhance its ability to process a higher volume of cases as well as to better market its services to potential customers. Management believes the steps taken will enable the Company to regain its momentum in servicing an increasing number of cases when comparing like-periods year to year.

     Cost of Services. Cost of services increased slightly to $213,156 for the third quarter ended March 31, 1999 from $209,401 for the third quarter ended March 31, 1998. The higher volume of business serviced resulted in greater hearing officer fees. In addition, the cost of services as a percentage of revenues remained stable at 25% in both periods. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs decreased by 27% to $412,980 for the third quarter ended March 31, 1999 from $568,641 for the third quarter ended March 31, 1998. Sales and marketing costs as a percentage of revenues decreased to 48% in the third quarter of fiscal year 1999 from 67% in the third quarter of fiscal year 1998. The decrease largely relates to advertising and external public relations expenditures. Such costs decreased by approximately $190,000 during the third quarter of fiscal year 1999 from the comparable prior year period. The decrease was largely due to the commencement of an advertising campaign during the third quarter of fiscal year 1998 whereby the Company placed advertisements in a variety of media. The campaign was aimed at quickly making NAM a brand name. As the Company believes it has achieved its intended progress towards this goal, Management intends to continue advertising to maintain the Company's name recognition but at a reduced level. As a result, advertising expense declined in the third quarter of fiscal year 1999, as planned, and is currently expected to decline substantially in the fourth quarter from the level of expenditures incurred in the fiscal year 1998 comparable prior period. Offsetting this decline was an increase in sales salaries and related costs of approximately $18,800. Such increase was primarily due to a higher number of account executives who are promoting NAM's services. Additionally, travel expenses increased by approximately $15,800 as the sales force began marketing the Company's electronic products, as well as its traditional services, to corporate headquarters of national firms throughout the country.

         General and Administrative. General and administrative costs increased 8% to $514,358 for the third quarter ended March 31, 1999 from $476,775 for the third quarter ended March 31, 1998. Most of the increase relates to additional staff hired for data processing and other support functions. General and administrative costs as a percentage of revenues increased to 60% in the third quarter of fiscal year 1999 from 56% for the comparable prior period.

     Other Income. Other income declined 43% to $124,193 for the third quarter ended March 31, 1999 from $218,312 for the third quarter ended March 31, 1998. Other income is composed primarily of investment income and realized gains (losses) generated from investments. The decrease in other income is mainly due to the decrease in realized gains from approximately $179,000 in the third quarter of fiscal year 1998 to approximately $103,000 in the third quarter of fiscal year 1999.

         Income Taxes. Tax benefits resulting from net losses incurred for the three-month periods ended March 31, 1999 and 1998 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended March 31, 1999, the Company had a net loss of ($158,771) or ($0.05) loss per share as compared to a net loss of ($188,783) or ($0.06) loss per share for the three months ended March 31, 1998. The loss decreased primarily due to lower sales and marketing expenses, mostly attributable to the decline in advertising costs. This decrease was offset by a decline in realized gains on investments.


Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

     Revenues. Revenues increased by 5% to $2,969,786 for the nine months ended March 31, 1999 from $2,822,677 for the comparable prior period. The number of cases heard in the current nine month period increased slightly from the prior year. Furthermore, there was an increase in the average dollars earned per case. At the end of the second quarter of fiscal year 1999, the Company realigned its sales operations in order to enhance its ability to process a higher volume of cases as well as to better market its services to potential customers. Management believes the steps taken will enable the Company to regain its momentum in servicing an increasing number of cases when comparing like-periods year to year.

     Cost of Services. Cost of services increased 9% to $778,944 for the nine months ended March 31, 1999 from $714,509 for the nine months ended March 31, 1998. The increase relates primarily to a compensation charge relating to stock options granted to a hearing officer as well as one-time payments to hearing officers in connection with the commencement of exclusive arrangements with the Company. Without these charges, the cost of services as a percentage of revenues remained stable at 25% for the first nine months of fiscal years 1999 and 1998, respectively. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 11% to $1,531,843 for the nine months ended March 31, 1999 from $1,385,612 for the nine months ended March 31, 1998. Sales and marketing costs as a percentage of revenues increased to 52% for the first nine months of fiscal year 1999 from 49% for the first nine months of fiscal year 1998. This increase largely relates to advertising and external public relations expenditures. Such costs increased by approximately $70,000 during the nine months ended March 31, 1999 from the comparable prior year period. The increase was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of media. The campaign was aimed at quickly making NAM a brand name. As the Company believes it has achieved its intended progress towards this goal, Management intends to continue advertising to maintain the Company's name recognition but at a reduced level. As a result, advertising expense for the remainder of the 1999 fiscal year is expected to decline substantially from the expenditures in the comparable prior period. The remaining increase in sales and marketing primarily pertains to salaries and related items (approximately $65,000) as the sales force was increased to pursue additional business opportunities. Additionally, travel expenses increased by approximately $11,300 as a result of sales visits to corporate headquarters of targeted clients throughout the country.

         General and Administrative. General and administrative costs increased 12% to $1,615,034 for the nine months ended March 31, 1999 from $1,446,532 for the nine months ended March 31, 1998. A portion of the increase (approximately $36,000) relates to costs incurred in connection with seminars/conferences sponsored by the Company for the benefit of the arbitration and mediation industry. The remaining increase of approximately $125,000 relates primarily to salary and related items due to increases in staff for data processing and other support functions. General and administrative costs as a percentage of revenues increased to 54% in the first nine months of fiscal year 1999 from 51% for the comparable prior period.

     Other Income (Expenses). Other income (expenses) changed from income of $305,070 for the nine months ended March 31, 1998 to an expense of ($125,137) for the nine months ended March 31, 1999. Other income (expense) is composed primarily of investment income and realized gains (losses) generated from investments. During the first nine months of the 1999 fiscal year, the Company sold a substantial portion of its marketable securities. As a result, net realized losses approximated $200,000 in the first nine months of fiscal year 1999 as compared to $178,000 of realized gains in the comparable prior period. In addition, investment income also declined as the Company reduced its investment portfolio and conservatively decreased its equity portfolio in favor of a larger concentration in money market funds.

         Income Taxes. Tax benefits resulting from net losses incurred for the nine-month periods ended March 31, 1999 and 1998 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the nine months ended March 31, 1999, the Company had a net loss of ($1,081,172) or ($0.32) loss per share as compared to a net loss of ($418,906) or ($0.13) loss per share for the nine months ended March 31, 1998. The loss increased primarily due to greater expenditures for the advertising campaign and losses realized from the sale of marketable securities, as well as higher costs incurred to support the Company's anticipated future growth.

Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital surplus of $2,116,538 compared to $3,060,771 at June 30, 1998. The decrease in working capital occurred as a result of (1) the loss from operations and (2) realized losses from the sales of marketable securities. Net cash used in operating activities was $892,672 for the nine months ended March 31, 1999 versus $556,898 in the prior comparable period.

     Net cash provided by investing activities was $1,268,210 for the nine months ended March 31, 1999 versus $534,448 in the comparable prior period. During the first nine months of fiscal year 1999, various investments in government securities matured and the Company sold a large portion of its corporate bonds and equity securities. Such proceeds were largely reinvested in money market funds.

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

                            PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                           An action entitled National Arbitration Forum, Inc.
                  v. NAM Corporation, pending in Federal District Court of Minnesota, was commenced on February 4, 1999 against the Company seeking (i) to cancel the Company's registered trademark National Arbitration & Mediation, (ii) an order declaring plaintiff's use of its trademark does not infringe upon the Company's mark, and (iii) unspecified damages. This action arose out of the Company's efforts to enforce its trademark rights against the plaintiff. On April 23, 1999, the matter was settled, without further litigation activities, to the parties' mutual satisfaction.

Item 2.           Changes in Securities and Use of Proceeds.
                            In November 1996, the Company raised additional
                  capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $1,315,000 had been utilized through June 30, 1998 as disclosed in the Company's Form 10-KSB. During the nine months ended March 31, 1999, the Company additionally expended approximately $1,277,800 for working capital and general corporate purposes, including its advertising campaign.


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

         (3) Incorporated herein in its entirety by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

         (4) Incorporated herein in its entirety by reference to the Company's 1998 Annual Report on Form 10-KSB.


         **   Filed herewith.



         (b) Reports on Form 8-K. Form 8-K was filed on March 26, 1999 to announce the Company's extension of its March 1998 purchase plan to acquire up to 600,000 shares of its common stock during a one-year period.






                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NAM CORPORATION

Date: May 13, 1999                 By:  /s/ Roy Israel
                                        --------------------------------
                                        Roy Israel, President and CEO


Date: May 13, 1999                 By:  /s/ Patricia A. Giuliani-Rheaume
                                        --------------------------------
                                        Patricia A. Giuliani-Rheaume,
                                        Vice President, Treasurer and CFO