Form 10KSB
period 1999-06-30
NAM CORP
filed 1999-09-27
CIK 925741

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year.  $4,158,506
                                                          ----------

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 16, 1999 is $11,248,155.

As of September 16, 1999, 3,411,983 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format   Yes____  No__X__

                  DOCUMENTS INCORPORATED BY REFERENCE

                  Part I.  --  None      Part II.  --  None
                  Part III.  --  Proxy statement to be filed by October 28, 1999

                                     PART I

         From time to time, including in this annual report on Form 10-KSB, NAM Corporation (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities, Year 2000 information and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following; changes in the insurance industry; the Company's inability to retain current or new hearing officers; changes in the public court system; and the degree and timing of the market's acceptance of the Company's electronic settlement and arbitration and mediation management programs.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

         The Company operates in one business segment as a provider of alternative dispute resolution ("ADR") services principally to insurance companies, law firms, corporations and municipalities. An ADR proceeding is designed to replace the public court system as a forum for resolving civil disputes. The Company offers its clients personalized attention and access to qualified hearing officers (generally retired judges) to either mediate or arbitrate their disputes. The Company believes it is one of the leading providers of ADR services in New York State based upon the number of cases processed since 1993. The Company operates from locations in New York, Massachusetts, Pennsylvania and Tennessee, through which it has the ability to provide ADR services on a nationwide basis with a roster of over 900 qualified hearing officers.

         Additionally, as of the end of June 1999, the Company introduced clickNsettle.com, an Internet based, interactive virtual court service that offers an alternative to traditional litigation and provides litigants with the ability to settle cases via the Internet. The service, with patent pending, can be accessed 24 hours a day, 7 days a week and is being targeted to the multi-billion dollar litigation market. Although additional amounts will be expended in further developing and refining this service during most of fiscal year 2000, Management believes that clickNsettle.com has the potential to be successful for the following reasons: (1) designed to process a large volume of cases electronically with a lower cost per case; (2) ability to broaden the Company's client base as the program is beneficial to all litigants with disputes that can be resolved with a monetary settlement; (3) easy accessibility by potential users via the Internet; (4) ability to reach potential users on a global basis; (5) lead generator for traditional ADR business; (6) ability to benchmark data on settlements by injury and venue; and (7) reporting capabilities to summarize and provide analysis of a client's entire ADR program including traditional arbitration and mediation conferences and electronic settlements over the Internet.

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

         The Company's objective is to become a global leader within the ADR industry. The Company intends to achieve this goal by employing the following strategies. (1) The Company developed and is currently marketing and improving its Internet settlement service, clickNsettle.com, which is designed to attract a larger customer base on a global scale with lower incremental costs; (2) The Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. Total fiscal year 1999 and 1998 advertising and external public relations costs incurred with respect thereto approximated $390,000 and $566,000, respectively;
(3) In order to increase business, the Company continues to pursue exclusive relationships with corporations and law firms in order to obtain contracts on a national and regional basis; (4) The Company continues to explore strategic alliances with business entities that have the ability to promote NAM's traditional and electronic ADR services to their customers; (5) The Company has expanded into the international dispute resolution market as of the first quarter of fiscal year 2000 and (6) The Company intends to promote its services to parties involved in Year 2000 computer litigation as well as to litigants who may not be able to commence timely actions in civil court as a result of the volume and extent of cases submitted thereto with respect to Year 2000 computer issues.

         The Company believes that the domestic ADR industry is, other than a few national entities, generally fragmented into small ADR service providers. The Company further believes that the trend in the ADR industry is towards consolidation of providers who are capable of offering national and regional ADR programs. Management believes that its current strategies and marketing plans will enable the Company to exploit this trend.

         The Company was formed on January 12, 1994 under the laws of the State of Delaware. On October 31, 1994 the Company acquired all of the outstanding common stock of National Arbitration & Mediation, Inc. ("NA&M"), a New York corporation, formed on February 6, 1992, which was owned by the Company's Chief Executive Officer and President, and the Company's Executive Vice President. NA&M began operations in March 1992 as a provider of ADR services. NA&M was merged into NAM as of the end of June 1999.

Services Offered

         clickNsettle.com: At the end of June 1999, the Company introduced clickNsettle.com, an Internet based, interactive virtual court service that offers an alternative to traditional litigation and provides litigants with the ability to settle cases via the Internet. clickNsettle.com utilizes a direct settlement format that allows disputing parties to enter "blind" and confidential offers and demands, via the Internet, to settle cases. The service provides disputants with the ability to negotiate a case with their adversary without actually "tipping their hand" about what amount they would accept for settlement. The demands and offers are secure and only the final settlement amount is ever revealed. This ensures that neither party loses any bargaining power if a settlement is not reached. In the event of non-settlement, the parties may automatically submit the case for traditional arbitration and mediation with the Company. The service, with patent pending, can be accessed 24 hours a day, 7 days a week and also provides detailed reporting of both arbitration and mediation results and settlement statistics.

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


Marketing and Sales

         At the end of the second quarter of fiscal year 1999, the Company realigned its sales operations in order to enhance its ability to process a higher volume of cases as well as to better market its services to potential customers. Certain account representatives were appointed as regional marketing supervisors, the main function of which is to actively pursue new business as well as to increase the volume of business with existing clients through in-person meetings, presentations, educational seminars relating to ADR services and periodic monitoring of a client's ADR activity. The remaining account representatives concentrate their time and efforts on processing case submissions and working closely with clients on a daily basis to ensure the highest level of customer satisfaction. Additionally, during the first quarter of fiscal year 2000, the Company designated a team of account representatives to concentrate their marketing efforts on its Internet case resolution service, clickNsettle.com. As of September 16, 1999, the Company employed 17 account representatives to market both its ADR and Internet case resolution services. Account representatives are salaried employees.

         For the most part, account executives are supervised directly by the Vice President of Marketing or the Executive Vice President of clickNsettle.com, depending upon the product they are marketing. Account executives in the regional offices may first report to a regional manager who then reports to the Vice President of Marketing. Several of the employment agreements with regional managers provide for additional compensation based on the profits of the manager's operation.

         With regard to the hiring and training of account executives, they are usually interviewed by the Vice President of Marketing or an Executive Vice President. Account executives are trained over approximately a two-week period. This training period may vary depending on the overall abilities of each candidate, the level of prior experience and their aptitude to assimilate the required marketing skills. The training includes the development of sales/service techniques and the introduction to customers of the Company. After this initial period, the new account executive's performance is closely monitored. In addition, staff meetings are generally held weekly to review progress against goals and to enhance marketing skills.

         The majority of clients of the Company are insurance carriers and law firms. One insurance company customer represented approximately 9% and 12% of total revenues for the years ended June 30, 1999 and 1998, respectively. However, the Company works with more than 70 individual offices of the insurance company, which in total equal the aforementioned percentages of revenue. The next largest insurance company customer represented approximately 3% of revenues for the years ended June 30, 1999 and 1998, respectively. The balance of the revenue base is distributed among more than 2,200 clients in both fiscal years 1999 and 1998.

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

         The Company believes that the domestic ADR industry is, other than a few national entities, generally fragmented into small ADR service providers. The Company believes that Judicial Arbitration Mediation Services, Inc./Endispute ("JAMS") is the largest for-profit ADR provider in the country. The Company's competitors include, among others, JAMS, Resolute, Inc., Cybersettle, National Arbitration Forums and Island Arbitration and Mediation. In addition, several public court systems, including the federal and certain state courts in New York, the Company's major market, have instituted court coordinated programs. To the extent that the public courts reduce case backlogs and provide effective dispute resolution mechanisms, the Company's business opportunities in such markets may be significantly reduced.

         Increased competition could decrease the fees the Company is able to charge for its services, and limit the Company's ability to obtain experienced hearing officers. This could have a materially adverse effect on the Company's ability to be profitable in the future. In addition, the Company competes with other ADR providers to retain the services of qualified hearing officers.

         As compared to the majority of its competitors, the Company believes that it competes based primarily upon reputation, price, and the ability to manage scheduling of hearings effectively. Management believes the Company has certain advantages that enable it to better serve its clients. These advantages include: (1) exclusive agreements with qualified hearing officers, who are generally former judges; (2) an Internet case resolution service which enables parties to resolve disputes anywhere, 24 hours a day, 7 days a week; (3) software which provides detailed case management reporting that can be customized to meet a client's needs; (4) account executives dedicated to specified clients; (5) the ability to monitor and control the scheduling of matters; and (6) videoconferencing capability that allows clients to participate in or observe a proceeding without leaving their office. There can be no assurance, however, that these perceived advantages will enable the Company to compete successfully in the future.

Government Regulation

         ADR services that are offered by private companies, such as the Company, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.

Employees

         As of September 16, 1999, the Company employed 42 persons, including one part-time employee; of these, five were in executive positions, three of which devote substantially all their attention to sales; 21 were sales managers and sales account representatives and the remaining 16 employees support operations of the Company with respect to information technology, accounting, scheduling, confirming, billing and other administrative duties. The Company also currently utilizes the services of various temporary employees who are eligible for long-term employment.

Hearing Officers

         As of September 16, 1999, the Company maintained relationships with over 900 hearing officers. The Company has exclusive agreements with respect to ADR proceedings with a number of these hearing officers. Such hearing officers accounted for approximately 65% of the number of cases handled by the Company for the year ended June 30, 1999. The balance of non-exclusive hearing officers makes their services available to the Company on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of the Company's roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently maintains 3 leased facilities, all of which are located in office buildings. The Company leases 6,330 square feet of space at 1010 Northern Boulevard, Great Neck, New York for its corporate headquarters and for providing ADR services in the metropolitan New York area. The lease expires December 2003. The Company also leases: (i) 1,000 square feet of space, which lease expires February 2000, for its Philadelphia, Pennsylvania office and (ii) 1,320 square feet of space, which lease expires November 2000, for its North Easton, Massachusetts office. The Company believes this space is adequate for its reasonably anticipated future needs.

         The aggregate rental expense for all of the Company's offices was $191,983 during the year ended June 30, 1999.


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

                                             Units        Common Stock      Warrants
                                          High    Low      High    Low      High  Low
                                          -------------------------------------------
Fiscal Year 1999:
-----------------
First quarter (07/1/98-9/30/98)            NA      NA    $2.75    $1.25    $0.38  $0.13
Second quarter (10/01/98-12/31/98)         NA      NA     2.16     1.00     0.25   0.06
Third quarter  (01/01/99-03/31/99)         NA      NA     1.63     0.69     0.19   0.13
Fourth quarter (04/01/99-06/30/99)         NA      NA     1.75     0.81     0.44   0.09

Fiscal Year 1998:
-----------------
First quarter (07/1/97-9/30/97)          $4.72   $3.50   $3.88    $2.63    $1.38  $0.63
Second quarter (10/01/97-12/31/97)        5.13    3.50    4.25     2.81     1.41   0.88
Third quarter  (01/01/98-03/31/98)        4.50    3.75    4.00     2.00     1.25   0.44
Fourth quarter (04/01/98-06/30/98)         NA      NA     2.38     1.50     0.50   0.22

         On September 16, 1999 the closing bid price for the Common Stock and Warrants, as reported by the NASDAQ Small Cap Market, were $5.66 and $1.81, respectively.

         As of September 16, 1999 there were in excess of 300 holders of the Company's securities.

         The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

B. In November 1996, the Company raised additional capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $1,305,000 had been utilized through June 30, 1998. During the year ended June 30, 1999, the Company additionally expended approximately $1,383,000 for working capital and general corporate purposes, including its advertising campaign. The remaining funds were invested in cash and cash equivalents and marketable equity securities.

         The preceding information updates Form SR filed by the Company in February 1997 pursuant to former Rule 463.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company provides ADR services to insurance companies, law firms, corporations and municipalities. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with insurance companies, law firms, corporations and municipalities which the Company believes are some of the largest consumers of ADR services.

         The Company opened for business in March 1992 in New York and currently operates from locations in New York, Massachusetts, Pennsylvania and Tennessee.

         The Company's objective is to become a global leader within the ADR industry. The Company intends to achieve this goal by employing the following strategies. (1) The Company developed and is currently marketing and improving its Internet settlement service, clickNsettle.com, which is designed to attract a larger customer base on a global scale with lower incremental costs; (2) The Company initiated an advertising campaign during the third quarter of fiscal year 1998 intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. Total fiscal year 1999 and 1998 advertising and external public relations costs incurred with respect thereto approximated $390,000 and $566,000, respectively;
(3) In order to increase business, the Company continues to pursue exclusive relationships with corporations and law firms in order to obtain contracts on a national and regional basis; (4) The Company continues to explore strategic alliances with business entities that have the ability to promote NAM's traditional and electronic ADR services to their customers; (5) The Company has expanded into the international dispute resolution market as of the first quarter of fiscal year 2000 and (6) The Company intends to promote its services to parties involved in Year 2000 computer litigation as well as to litigants who may not be able to commence timely actions in civil court as a result of the volume and extent of cases submitted thereto with respect to Year 2000 computer issues.

Future Trends

         Management believes that the ADR industry is, and will continue to be, undergoing a consolidation of ADR service providers so as to better serve clients requiring international, national and regional multi-state ADR programs. The Company's objective is to expand its presence to exploit this trend. In addition, ADR clients continue to seek volume discounts on the charges applied by the Company for services rendered. The Company believes that this trend may have an overall positive impact on the Company because the discounts are usually applied only when an ADR client makes a commitment to refer a minimum number of cases to the Company.

         The Company has and will continue to incur net losses in the short-term future as a result of (a) design, development and continuing costs associated with clickNsettle.com, its Internet case resolution program and (b) its advertising campaign. With respect to clickNsettle.com, management has invested a large portion of the Company's resources in developing and marketing the product during fiscal year 1999. The Company anticipates incurring additional expenses during the first three quarters of fiscal year 2000 for further development of the system, computer hardware and software, legal, marketing, printing and salary and related expenses including the hiring of an Executive Vice President of clickNsettle.com in the first quarter of fiscal year 2000. Management believes that by the end of fiscal year 2000, such costs are expected to decelerate. Although the Company is actively promoting this product, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, the Company's advertising campaign, which commenced during the second half of fiscal year 1998, will continue through fiscal year 2000. In connection therewith, the Company has hired public relations and investor relations firms to assist in promoting its services, including clickNsettle.com. Currently, advertisements are scheduled to appear on television, over the Internet and in a variety of print media. The Company believes that the campaign will continue to increase awareness of the Company and its services. However, there can be no assurance that this effort will result in increased revenues.

         In addition, the Company has enhanced the status and capability of its present offices. Significant costs have been and will continue to be incurred in connection with establishing, maintaining and operating offices, including expenses such as leases, office equipment, furnishings and salaries for management, sales and administrative personnel. The Company believes its investment in these resources will ultimately be beneficial in that a higher volume of business will be able to be processed in a more efficient manner when and if the advertising and public relations campaign produces the desired effect.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998
-------------------------------------------------------------

Results of Operations

         Revenues. Revenues increased 8% to $4,158,506 for the year ended June 30, 1999 from $3,847,975 for the year ended June 30, 1998. Both the number of cases heard and the average dollars earned per case increased in the current year from the prior year. At the end of the second quarter of fiscal year 1999, the Company realigned its sales operations in order to enhance its ability to process a higher volume of cases as well as to better market its services to potential customers. This was evidenced by a 16% increase in revenues in the fourth quarter of fiscal year 1999 as compared to the fourth quarter of fiscal year 1998.

         Cost of Services. Cost of services increased 12% to $1,081,309 for the year ended June 30, 1999 from $969,345 for the year ended June 30, 1998. The higher volume of business serviced resulted in greater hearing officer fees. Additionally, higher fees were incurred in fiscal year 1999 primarily due to a compensation charge relating to stock options granted to a hearing officer as well as payments to hearing officers in connection with the commencement of exclusive arrangements with the Company. Without these charges, the cost of services as a percentage of revenues remained stable at 25% for the fiscal years ended June 30, 1999 and 1998, respectively. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs decreased 2% to $2,048,058 for the year ended June 30, 1999 from $2,090,591 for the year ended June 30, 1998. Sales and marketing costs as a percentage of revenues decreased to 49% for fiscal year 1999 from 54% for fiscal year 1998. The decrease largely relates to advertising and external public relations expenditures. Such costs decreased by approximately $176,000 from $566,000 in fiscal year 1998 to $390,000 in fiscal year 1999. The decrease was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of media. The campaign was aimed at quickly establishing NAM as a brand name within the dispute resolution industry. As the Company believes it has made significant progress in achieving this goal, Management has continued advertising to maintain the Company's name recognition but at a reduced level. There can be no assurance that such expenditures will produce higher revenues. Offsetting this decline was an increase in sales salaries and related costs of approximately $102,000 as sales management and the sales force was strengthened to pursue additional business opportunities. Additionally, entertainment, promotions and travel expenses increased by approximately $33,000 as a result of sales visits to corporate headquarters of targeted clients throughout the country and Company-sponsored events for clients to promote the NAM brand name.

         General and Administrative. General and administrative costs increased 17% to $2,256,309 for the year ended June 30, 1999 from $1,932,158 for the year ended June 30, 1998. Furthermore, general and administrative costs as a percentage of revenues increased to 54% for fiscal year 1999 from 50% for fiscal year 1998. Most of the increase (approximately $185,000) relates to salary and related items due to increases in staff for data processing and other administrative functions, including temporary help, to support and develop clickNsettle.com, as well as NAM's traditional arbitration and mediation services. Secondly, there was an increase of approximately $67,000 relating to costs incurred in connection with seminars/conferences sponsored by the Company for marketing its services to potential clients in the arbitration and mediation industry and for employee training. Higher expenses were also incurred for rent (as the New York headquarters was expanded mid-year), legal fees and depreciation.

         Other Income (Expenses). Other income (expenses) changed from income of $514,985 for the year ended June 30, 1998 to an expense of ($67,595) for the year ended June 30, 1999. Other income (expense) is composed primarily of investment income and realized gains (losses) generated from investments. During the 1999 fiscal year, the Company sold a substantial portion of its marketable securities. As a result, net realized losses approximated ($166,000) for the year ended June 30, 1999 as compared to $356,000 of realized gains for the year ended June 30, 1998. In addition, investment income also declined as the Company reduced its investment portfolio and conservatively decreased its equity portfolio in favor of a larger concentration in money market funds.

         Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 1999 and 1998 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 1999, the Company had net operating loss carryforwards for Federal tax purposes of approximately $2,062,000 and net capital loss carryforwards for Federal tax purposes of approximately $166,000.

         Net Loss. For the year ended June 30, 1999, the Company had a net loss of ($1,294,765) or ($.39) loss per share as compared to a net loss of ($629,134) or ($.19) loss per share for the year ended June 30, 1998. The loss increased primarily due to lower investment income mainly as a result of losses realized from the sale of marketable equity securities, as well as higher costs incurred to develop, market and support its new electronic case resolution products and anticipated future growth.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997
-------------------------------------------------------------

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

         Sales and Marketing. Sales and marketing costs increased 48% to $2,090,591 for the year ended June 30, 1998 from $1,412,348 for year ended June 30, 1997. Sales and marketing costs as a percentage of revenues increased to 54% for fiscal year 1998 from 42% for fiscal year 1997. Most of this increase relates to advertising costs which rose by approximately $472,000 to $566,000 for the year ended June 30, 1998. The increase was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of media (newspapers, law journals, insurance and business publications, outdoor, radio and television). The objective of the campaign was to increase awareness of the Company and its services. There can be no assurance that such expenditures will produce higher revenues. The remaining increase (approximately $206,000) relates to salary and related items. Firstly, higher sales commissions were incurred based on the higher volume of business. Secondly, primarily during the second half of fiscal year 1997 and into fiscal year 1998, personnel were hired to staff and support the Company's expansion plans. In particular, sales management was strengthened at the Company's headquarters in New York to better prepare the Company for a higher volume of cases. Finally, the Midwest region opened during the third quarter of fiscal 1997.

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

         Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 1998 and 1997 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 1998, the Company had net operating loss carryforwards for Federal tax purposes of approximately $1,110,000.

         Net Loss. For the year ended June 30, 1998, the Company had a net loss of ($629,134) or ($.19) loss per share as compared to a net loss of ($637,557) or ($.23) loss per share for the year ended June 30, 1997. The loss decreased slightly as expenditures for a comprehensive advertising campaign and an investment in the Company's infrastructure to support future growth were partially offset by higher revenues and realized gains on marketable securities.


Liquidity and Capital Resources

         At June 30, 1999, the Company had a working capital surplus of $1,925,911 as compared to $3,060,771 at June 30, 1998. Net cash used in operating activities was $973,516 for the year ended June 30, 1999 versus $688,132 for the year ended June 30, 1998. The decrease in working capital and the increase in net cash used in operating activities occurred as a result of
(a) the loss from operations and (b) realized losses from the sales of marketable securities.

         Net cash provided by investing activities was $1,332,497 for the year ended June 30, 1999 versus $1,929,926 for the year ended June 30, 1998. During fiscal 1999, various investments in government securities matured and the Company sold a portion of its corporate bonds and equity securities. Such proceeds were largely reinvested in money market funds.

         The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations for the next year.

The Year 2000
-------------

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has substantially completed its evaluation of the impact of the Year 2000 issue on its business and currently does not expect to incur significant costs in fiscal year 2000 associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's financial reporting system is currently Year 2000 compliant. The relational database system used to manage the operations of the Company is already capable of recognizing four digits to designate the year. The Company has converted its usage of the date fields from two digits to four digits with respect to its major operating system. The Company has also upgraded its network operating systems and all servers, including its main system, email, web site and file transfer protocol (ftp) servers to be Year 2000 compliant. The Company has also contacted most of its major vendors that provide non-operating systems (ie., those which supply payroll and benefit information, in particular) to ensure that they have properly addressed Year 2000 issues.


ITEM 7.  FINANCIAL STATEMENTS

              Information in response to this item is set forth in the Financial Statements, beginning on Page F-1 of this filing.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

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

Report of Independent Certified Public Accountants                       F-2


Financial Statements

   Consolidated Balance Sheets                                           F-3

   Consolidated Statements of Operations                                 F-4

   Consolidated Statement of Changes in Stockholders' Equity
      and Comprehensive Loss                                             F-5

   Consolidated Statements of Cash Flows                                 F-6

   Notes to Consolidated Financial Statements                         F-7 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    NAM Corporation


We have audited the accompanying consolidated balance sheets of NAM Corporation and Subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAM Corporation and Subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Melville, New York
August 30, 1999

                        NAM Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                      ASSETS                                                  1999                 1998
                                                                                          -----------            -------
CURRENT ASSETS
    Cash and cash equivalents                                                             $ 1,776,261           $ 1,417,280
    Marketable securities                                                                     436,283             1,950,880
    Accounts receivable (net of allowance for doubtful
       accounts of $110,000 and $90,000, respectively)                                        515,088               385,300
    Other receivables                                                                          86,496                17,945
    Prepaid expenses                                                                           79,918                45,080
                                                                                          -----------           -----------
         Total current assets                                                               2,894,046             3,816,485

FURNITURE AND EQUIPMENT - AT COST,
    less accumulated depreciation                                                             269,393               248,679

OTHER ASSETS                                                                                   37,514                44,392
                                                                                          -----------           -----------
                                                                                          $ 3,200,953           $ 4,109,556
                                                                                          ===========           ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                      $   313,740           $   315,323
    Accrued liabilities                                                                       249,551               163,641
    Accrued payroll and employee benefits                                                     166,620               126,361
    Deferred revenues                                                                         238,224               150,389
                                                                                          -----------           -----------

         Total current liabilities                                                            968,135               755,714

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 5,000,000 shares
      authorized; none issued                                                                    -                     -
    Common stock - $.001 par value; 15,000,000 shares authorized; shares
      issued and outstanding, 3,370,739 in 1999 and 3,334,978 in 1998                           3,371                 3,335
    Additional paid-in capital                                                              4,797,637             4,778,179
    Accumulated deficit                                                                    (2,663,446)           (1,368,681)
    Accumulated other comprehensive income (loss)                                              95,256               (58,888)
    Unearned compensation - stock bonus plan                                                     -                     (103)
                                                                                          -----------           -----------
         Total stockholders' equity                                                         2,232,818             3,353,842
                                                                                          -----------           -----------
                                                                                          $ 3,200,953           $ 4,109,556
                                                                                          ===========           ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                                           1999                   1998
                                                                                        -----------           -----------
Net revenues                                                                            $ 4,158,506           $ 3,847,975
                                                                                        -----------           -----------

Operating costs and expenses
    Cost of services                                                                      1,081,309               969,345
    Sales and marketing expenses                                                          2,048,058             2,090,591
    General and administrative expenses                                                   2,256,309             1,932,158
                                                                                        -----------           -----------

                                                                                          5,385,676             4,992,094
                                                                                        -----------           -----------

         Loss from operations                                                            (1,227,170)           (1,144,119)

Other income (expenses)
    Investment (loss) income                                                                (85,581)              510,063
    Other income                                                                             17,986                 4,922
                                                                                        -----------           -----------

                                                                                            (67,595)              514,985
                                                                                        -----------           -----------

         Loss before income taxes                                                        (1,294,765)             (629,134)

Income taxes                                                                                  -                     -
                                                                                        -----------           -----------

         NET LOSS                                                                       $(1,294,765)          $  (629,134)
                                                                                        ===========           ===========

Net loss per common share - basic and diluted                                                $(.39)                $(.19)
                                                                                             =====                 =====

Weighted average shares outstanding - basic and diluted                                   3,337,623             3,334,978
                                                                                        ===========           ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                       Years ended June 30, 1999 and 1998

                                                                                                             Accumulated
                                                  Common stock               Additional                         other
                                            -----------------------           paid-in        Accumulated    comprehensive
                                              Shares         Amount           capital          deficit      income (loss)
                                            ----------      -------          ---------      -------------  --------------
Balances at July 1, 1997                    3,334,978       $3,335          $4,772,569      $  (739,547)     $  79,224

Compensation related to stock
   option plan                                                                   5,610
Net loss                                                                                       (629,134)
Change in unrealized gain (loss) on
   marketable securities                                                                                      (138,112)
Earned portion of stock bonus plan
                                            ---------       ------          ---------       -----------      ---------


Comprehensive loss


Balances at June 30, 1998                   3,334,978        3,335           4,778,179       (1,368,681)       (58,888)

Compensation related to stock
   option plan                                                                  19,494
Shares issued pursuant to restricted
   stock award                                 35,761           36                 (36)
Net loss                                                                                     (1,294,765)
Change in unrealized gain (loss) on
   marketable securities                                                                                       154,144
Earned portion of stock bonus plan
                                            ---------       ------          ---------       -----------      ---------


Comprehensive loss

Balances at June 30, 1999                   3,370,739       $3,371          $4,797,637      $(2,663,446)     $  95,256
                                            =========       ======          ==========      ===========      =========

                               [RESTUBBED TABLE]

                                                 Unearned
                                              compensation -         Total
                                                  stock          stockholders'     Comprehensive
                                                bonus plan         equity              loss
                                            -----------------    -----------       -------------
Balances at July 1, 1997                         $(205)           $4,115,376

Compensation related to stock
   option plan                                                         5,610
Net loss                                                            (629,134)      $  (629,134)
Change in unrealized gain (loss) on
   marketable securities                                            (138,112)         (138,112)
Earned portion of stock bonus plan               102                     102
                                                 ---              ----------       -----------


Comprehensive loss                                                                 $  (767,246)
                                                                                   ===========

Balances at June 30, 1998                       (103)              3,353,842

Compensation related to stock
   option plan                                                        19,494
Shares issued pursuant to restricted
   stock award
Net loss                                                          (1,294,765)      $(1,294,765)
Change in unrealized gain (loss) on
   marketable securities                                             154,144           154,144
Earned portion of stock bonus plan               103                     103
                                                 ---              ----------       -----------


Comprehensive loss                                                                 $(1,140,621)
                                                                                   ===========

Balances at June 30, 1999                        $ -              $2,232,818
                                                 ====             ==========



The accompanying notes are an integral part of this statement.

                        NAM Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                                             1999                  1998
                                                                                         -----------           ------------
Cash flows from operating activities
   Net loss                                                                              $(1,294,765)          $  (629,134)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                                         101,948                75,488
       Provision for bad debts                                                                20,000                10,000
       Losses (gains) on sales of marketable securities                                      166,259              (356,390)
       Losses on sales of furniture and equipment                                                490                   129
       Earned portion of stock bonus plan                                                        103                   102
       Compensation related to stock option plan                                              19,494                 5,610
       Changes in operating assets and liabilities
         (Increase) decrease in accounts receivable                                         (149,788)               12,960
         (Increase) decrease in other receivables                                            (13,125)               16,545
         (Increase) decrease in prepaid expenses                                             (34,838)                9,602
         (Increase) decrease in other assets                                                  (1,715)                7,848
         Increase in accounts payable and accrued liabilities                                 84,327               195,189
         Increase (decrease) in accrued payroll and employee benefits                         40,259               (47,754)
         Increase in deferred revenues                                                        87,835                11,673
                                                                                        ------------          ------------
       Net cash used in operating activities                                                (973,516)             (688,132)
                                                                                         -----------           -----------
Cash flows from investing activities
   Purchases of marketable securities                                                     (1,334,887)           (2,313,195)
   Proceeds from sales of marketable securities                                            2,267,481             2,311,367
   Proceeds from maturities of marketable securities                                         570,000             2,075,000
   Increase in receivable for securities sold                                                (55,426)                -
   Decrease in payable for securities purchased                                                -                   (15,263)
   Purchases of furniture and equipment                                                     (115,471)             (133,113)
   Sales of furniture and equipment                                                              800                 5,130
                                                                                       -------------         -------------
       Net cash provided by investing activities                                           1,332,497             1,929,926
                                                                                          ----------            ----------
       NET INCREASE IN CASH AND CASH
          EQUIVALENTS                                                                        358,981             1,241,794
Cash and cash equivalents at beginning of year                                             1,417,280               175,486
                                                                                          ----------           -----------
Cash and cash equivalents at end of year                                                 $ 1,776,261           $ 1,417,280
                                                                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998



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

     In June 1999, NA&M was merged into NAM, along with several other wholly-owned subsidiaries, National Video Conferencing Inc. and NAMSYS Corporation. Additionally, Michael Marketing LLC and clickNsettle.com LLC, wholly-owned limited liability companies, were formed in June 1999 in Delaware. Michael Marketing, Inc., a Delaware corporation formed in November 1991, formerly a wholly-owned subsidiary, was merged into Michael Marketing LLC in June 1999.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied on a consistent basis which conform with generally accepted accounting principles follow:

     a.  Basis of Presentation

         The accompanying consolidated financial statements of NAM Corporation and Subsidiaries include the accounts of its wholly-owned subsidiaries, Michael Marketing LLC, clickNsettle.com LLC and its merged entities, NA&M, National Video Conferencing Inc. and NAMSYS Corporation, effective in 1999, (collectively referred to herein as the "Company"). The Company operates in one business segment, ADR. All significant intercompany transactions and balances were eliminated in consolidation.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 2 (continued)

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

     e.  Marketable Securities

         Investments classified as marketable securities include fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and nonredeemable preferred stocks) which are reported at their fair values. Unrealized gains or losses on these securities are reported as a separate component of accumulated other comprehensive income (loss), net of related tax effects, within stockholders' equity. The Company categorizes all fixed maturity and equity securities as available-for-sale in order to provide the Company flexibility to respond to various factors, including changes in market conditions and tax planning considerations.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 2 (continued)

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

     f.  Furniture and Equipment

         Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method to allocate the cost of those assets over their expected useful lives which generally range from five to seven years. Leasehold improvements are amortized over the life of the remaining lease.

     g.  Product Development Costs

         Product development costs include expenses incurred by the Company to develop, enhance, manage and operate the Company's website and its internet case resolution service, click Nsettle.com. Product development costs are expensed as incurred.

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

     i.  Advertising Costs

         The cost of advertising is expensed when the advertising takes place. During the second half of fiscal 1998, the Company commenced an advertising campaign intended to increase awareness of its services with respect to litigants in most types of civil disputes, including complex commercial issues, construction, employment, matrimonial and worker's compensation cases. The Company incurred $389,553 and $566,084 for advertising and external public relations costs in fiscal 1999 and 1998, respectively.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 2 (continued)

     j.  Earnings (Loss) Per Common Share

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares would be antidilutive as the Company incurred net losses for the years ended June 30, 1999 and 1998.


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on marketable securities which, prior to adoption, were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     Accumulated other comprehensive loss represents the unrealized gain (loss) on marketable equity securities, net of tax effects of $0 in 1999 and 1998.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 3 (continued)

     The components of comprehensive loss, net of tax effects, are as follows:

                                                                                     1999               1998
                                                                               ----------------     ------------
       Net loss                                                                    $(1,294,765)      $(629,134)
       Unrealized gain (loss) on marketable securities, net of
           tax effects of $ 0 in 1999 and 1998, respectively
             Unrealized gains (losses) arising in period                                95,256         (59,963)
             Reclassification adjustment - gain (loss) included
                in net loss                                                             58,888         (78,149)
                                                                                   -----------       ---------

                  Net unrealized gain (loss)                                           154,144        (138,112)
                                                                                   -----------        --------

       Comprehensive loss                                                          $(1,140,621)      $(767,246)
                                                                                    ==========       =========

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 4 - MARKETABLE SECURITIES

     Marketable securities are carried at fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the fair value follow:

                                                                              Gross             Gross
                                                          Amortized        unrealized        unrealized          Fair
                                                            cost              gains            losses            value
                                                       ------------        -----------    --------------      -----------
      June 30, 1999

          Equity securities                            $   341,027           $95,256      $      -            $   436,283
                                                        ----------            ------       -------------       ----------

             Total marketable securities               $   341,027           $95,256      $      -            $   436,283
                                                        ==========            ======       =============       ==========


      June 30, 1998
          Fixed maturities
            U.S. Treasury securities and
              obligations of U.S. government
              corporations and agencies                $   669,889         $     209      $         (75)      $   670,023
            Corporate preferred securities                 250,000             5,620             -                255,620
                                                        ----------           -------      --------------       ----------

                                                           919,889             5,829               (75)           925,643

          Equity securities                              1,089,879            38,083          (102,725)         1,025,237
                                                         ---------            ------          --------          ---------

             Total marketable securities                $2,009,768           $43,912         $(102,800)        $1,950,880
                                                         =========            ======          ========          =========

     Proceeds on sales of securities were $2,267,481 and $2,311,367 for the years ended June 30, 1999 and 1998, respectively. During fiscal 1999 and 1998, gross gains of $235,431 and $386,155, respectively, and gross losses of $401,690 and $29,765, respectively, were realized on these sales. Net unrealized gains (losses) on marketable securities were $95,256 and $(58,888) at June 30, 1999 and 1998, respectively. During fiscal 1999 and 1998, no income taxes (benefits) were provided on the unrealized gains (losses) due to the Company's net operating loss.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998

NOTE 5 - FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following:
                                                               June 30,
                                                      ------------------------
                                                       1999              1998
                                                     ---------        ---------
      Furniture                                      $ 186,060        $ 169,717
      Equipment                                        382,011          307,311
      Leasehold improvements                            21,993             -
                                                     ---------         --------

                                                       590,064          477,028
      Less accumulated depreciation                   (320,671)        (228,349)
                                                      --------         --------

                                                     $ 269,393        $ 248,679
                                                     =========        =========

     Depreciation expense for the years ended June 30, 1999 and 1998 was $93,467 and $80,288, respectively.


NOTE 6 - INCOME TAXES

     Temporary differences which give rise to deferred taxes are summarized as follows:

                                                        1999            1998
                                                     ------------     --------

      Deferred tax assets
          Net operating loss and other
           carryforwards                              $ 840,000       $ 406,000
          Provision for bad debts                        44,000          36,000
          Deferred compensation                          39,000          21,000
          Deferred rent and other                        33,000          10,000
          Depreciation                                    9,000            -
                                                      ---------       ---------
                                                        965,000         473,000
      Deferred tax liabilities
          Depreciation                                     -              6,000
                                                      ---------       ---------
      Net deferred tax asset before valuation
           allowance                                    965,000         467,000

      Valuation allowance                              (965,000)       (467,000)
                                                      ---------       ---------

             Net deferred tax asset                   $    -          $   -
                                                      =========       =========

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 6 (continued)

     The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

     The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                                    1999                   1998
                                                                 -----------             -------
      Benefit at statutory rate                                   $(440,220)              $(213,906)
      State and local benefit, net of Federal tax                   (74,750)                (42,096)
      Nondeductible expenses/nontaxable (income) - net               16,592                 (24,668)
      Increase in the valuation allowance                           498,378                 280,670
                                                                  ---------               ---------

                                                                  $    -                  $    -
                                                                  =========               =========

     The provision for Federal income taxes has been determined on the basis of a consolidated tax return. At June 30, 1999, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $2,062,000, expiring from 2012 through 2019. Additionally, the Company has a net capital loss carryforward for Federal income tax reporting purposes amounting to $166,000 expiring in 2004. No Federal income taxes were paid in the years ended June 30, 1999 and 1998.


NOTE 7 - STOCKHOLDERS' EQUITY

     a.  Redeemable Warrants

         In November 1996, the Company completed an initial public offering ("IPO") which consisted of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at $6.00 per share, subject to adjustment, at any time from issuance until November 13, 2001. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing November 13, 1997 provided that the average closing bid price of the common stock equals or exceeds $9.00, subject to adjustment, for a specified period of time. In addition, there was an overallotment option for 210,000 units which was exercised by the underwriter.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998

NOTE 7 (continued)

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

     b.  Stock Award Plan

         In June 1994, the Company adopted an Executive Stock Bonus Plan. Under the plan, the Company granted shares to three employees pursuant to their employment agreements. All of the shares vest after providing two to five years of service to the Company from the grant date. Unearned compensation based on the estimated market value per share at date of grant of $0.01 was recorded and shown as a separate component of stockholders' equity. The Company recognized compensation expense of $103 and $102 during the years ended June 30, 1999 and 1998, respectively, representing the amortization of unearned compensation over the vesting period. As of June 30, 1999, 36,744 awards are outstanding, all of which will vest in July 1999 provided such employees are employed by the Company at that time.

         In addition, in September 1994, the Company granted the manager of a regional office restricted common stock for the purchase price of $0.17 per share, pursuant to his employment agreement. Of the total shares granted, 7,152 vested and were issued in June 1996, while the remaining 35,761 shares vested in June 1999.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 7 (continued)

     c.  Stock Option Plan

         In May 1996, the Company adopted an Incentive and Nonqualified Stock Option Plan (the "Plan") for employees, officers, directors, consultants and advisors of the Company, pursuant to which the Company may grant options to purchase up to 750,000 shares of the Company's common stock. The Plan was amended in December 1998 to increase the number of shares of common stock authorized for issuance thereunder from 750,000 shares to 2,000,000 shares. The Plan is administered by the board of directors, which has the authority to designate the number of shares to be covered by each award and the vesting schedule of such award, among other terms. The option period during which an option may be exercised shall not exceed ten years from the date of grant and will be subject to such other terms and conditions of the Plan. Unless the board of directors provides otherwise, option awards terminate when a participant's employment or services end, except that a participant may exercise an option to the extent that it was exercisable on the date of termination for a period of time thereafter. The Plan will terminate automatically on April 1, 2006.

         Directors who are not officers of the Company receive annually, on the last trading day of June, stock options for 1,000 shares at an exercise price equal to the fair market value of the stock on the date of grant. In December 1998, the Plan was amended to increase the number of options granted annually to each non-employee director from options to purchase 1,000 shares to options to purchase 2,500 shares.

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

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998

NOTE 7 (continued)

         The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 1999 and 1998 are summarized as follows:

                                                                     1999                             1998
                                                          --------------------------         --------------------------
                                                                            Weighted-                          Weighted-
                                                                             average                            average
                                                                            exercise                           exercise
                                                           Shares             price           Shares             price
                                                           -------          --------         --------          --------
          Outstanding at beginning of year                 373,500           $2.01           155,500            $ 3.18
          Awards granted                                   590,500           $2.02           451,500            $ 2.22
          Awards exercised                                    -                                 -
          Awards canceled                                  (55,000)          $1.71          (233,500)           $ 3.20
                                                          --------                          --------

          Outstanding at end of year                       909,000           $2.03           373,500            $ 2.01
                                                           =======                          ========

          Options exercisable at year-end                  201,500           $3.37            37,000            $ 2.49
                                                           =======                         =========

          Weighted-average fair value
               of options granted during
               the year                                                      $ .75                              $  .99

         The following information applies to options outstanding and exercisable at June 30, 1999:

                                                            Outstanding                            Exercisable
                                           -------------------------------------------     -----------------------------
                                                            Weighted-
                                                             average         Weighted-                         Weighted-
                                                            remaining         average                           average
                                             Number          life in         exercise         Number           exercise
          Range of exercise prices         outstanding        years            price        exercisable          price
          ------------------------         -----------      ----------       ---------      -----------        ---------
          $.81 to $1.69                      615,000          7.64            $1.40            51,500           $1.60
          $1.78 to $2.25                     196,000          6.81            $2.02            80,000           $2.01
          $3.00 to $4.00                      37,000          6.89            $3.41            20,000           $3.00
          $5.00 to $10.00                     61,000          8.00            $7.62            50,000           $7.50
                                            --------                                         --------

                                             909,000                                          201,500
                                             =======                                          =======

         Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. As of June 30, 1999, 1,091,000 shares were available for granting of options under the Plan.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 7 (continued)

         The Company accounts for stock-based compensation under the guidelines of APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recognized concerning options granted to key employees and to members of the board of directors, as such options were granted to board members in their capacity as directors. Compensation expense of $19,494 and $5,610 was recognized in fiscal 1999 and 1998, respectively, for options granted to consultants.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to key employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share for the years ended June 30, 1999 and 1998 would be reduced to the pro forma amounts indicated below:

                                                                                       1999                    1998
                                                                                    -----------             ----------
          Net loss
              As reported                                                           $(1,294,765)              $(629,134)
              Pro forma                                                              (1,520,232)               (762,728)

          Net loss per common share - basic and diluted
              As reported                                                               $  (.39)                  $(.19)
              Pro forma                                                                    (.46)                   (.23)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to awards made before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: dividend yields of zero for both years; risk-free interest rates ranging from 4.51% to 5.50% in 1999 and 5.52% to 5.94% in 1998; expected terms of 4 years in 1999 and 2 to 5 years in 1998; and expected stock price volatility of 74.61% in 1999 and 64.15% in 1998.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998


NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

     Certain members of the board of directors perform services for the benefit of the Company. The related expenditures for these services for the years ended June 30, 1999 and 1998 were $49,038 and $75,425, respectively.

     In June 1999, the Company purchased from NAM's Chief Executive Officer the rights to a time-share property to be used as part of an employee incentive program. The sales price of $18,450 was established at the current market value of the time share.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

     a.  Leases

         As of June 30, 1999, the Company has lease agreements for equipment and office space. Rent expense amounted to $220,542 and $205,308 for the years ended June 30, 1999 and 1998, respectively. The minimum lease payments under noncancelable leases as of June 30, 1999 are as follows:

                           2000                    $197,500
                           2001                     187,200
                           2002                     173,400
                           2003                     176,300
                           2004                      89,300
                                                   --------

                                                   $823,700

     b.  Employment/Consulting Agreements

         The Company's employment agreement with its Chief Executive Officer expires June 30, 2002 and provides for an annual base salary of $225,000 as of July 1, 1997, an annual cost of living increase of the greater of 6% per annum or the increase in the Urban Consumer Price Index and an annual bonus at the discretion of the Company's Board of Directors. If this agreement is terminated as a result of a change in duties of the executive or due to a change in control, the officer will be entitled to a lump-sum severance payment equal to three times his then current base salary.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 9 (continued)

         The Company has also entered into employment agreements with two officers expiring through June 14, 2001. Such contracts are cancelable at any time without further liability to the Company with the exception of one contract which provides for six months of severance pay. Minimum salary commitments under these contracts follow:

                           2000                    $186,397
                           2001                     112,260
                                                    -------

                                                   $298,657
                                                   ========

         The Company has also entered into employment agreements with certain of its regional office managers. Certain of these agreements provide for additional compensation based on the profits of the manager's operation.

         In July 1996, the Company entered into a financial public relations consulting agreement with two individuals who are founders of the Company, current stockholders and former directors. The agreement has a four-year term and provides for annual payments of $48,000 payable in equal monthly payments of $4,000 through November 2000. In November 1998, the agreement was amended to reduce the fee as of October 1998 to $2,000 per month. The related expense for the year ended June 30, 1999 and 1998 was $30,000 and $48,000, respectively.

     c.  Advertising

         As of March 1999, the Company signed a noncancellable, two-year media agreement to advertise its services on televised sports events in New York. Minimum commitments under the contract are approximately $115,000 and $59,000 in 2000 and 2001, respectively.

     d.  Legal

         The Company is subject to various forms of litigation in the normal course of business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

                        NAM Corporation and Subsidiaries

                             June 30, 1999 and 1998



NOTE 10 - EMPLOYEE RETIREMENT PLAN

     Effective January 1, 1999, the Company implemented a non-contributory 401(k) savings and retirement plan, whereby eligible employees may contribute 15% of their salaries up to the maximum allowed under the Internal Revenue Code. Although the Company may make discretionary contributions, none were made in 1999.


NOTE 11 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 1999 and 1998, the Company's financial instruments included cash and cash equivalents, marketable securities, receivables and accounts payable. The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities were determined based on broker quotes or quoted market prices.


NOTE 12 - CREDIT CONCENTRATIONS

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

     The Company primarily sells it services to insurance companies and law firms. One insurance company customer represented approximately 12% of total revenues for the year ended June 30, 1998. However, the Company works with more than 70 individual offices of the insurance company, which, in total, equal the aforementioned percentages of revenue. In fiscal 1999, no customer exceeded 10% of total revenue. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10. (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 1999, and are incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                       Description of Document
------                       -----------------------
3.1       Certificate of Incorporation, as amended  (1)
3.2       By-Laws of the Company, as amended (4)
10.1      1996 Stock Option Plan, amended and restated (4)
10.2      Employment Agreement between Company and Roy Israel (3)
10.2.1    Amendment to Employment Agreement between Company and Roy Israel (4)
10.3      Employment Agreement between Company and Cynthia Sanders (4)
10.4      Employment Agreement between Company and Daniel Jansen (1)
10.5      Employment Agreement between Company and Patricia Giuliani-Rheaume (2)
10.7      Lease Agreement for Great Neck, New York facility (1)
10.7.1    Amendment to Lease Agreement for Great Neck, New York facility **
11        Consent of Independent Certified Public Accountants**
27        Financial Data Schedule**

------------
(1)  Incorporated   herein  in  its  entirety  by  reference  to  the  Company's
     Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.


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

                                  NAM CORPORATION


Date:   September 24, 1999        By: /s/Roy Israel
                                      ------------------------------------------
                                      Roy Israel, Chairman of the
                                      Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   September 24, 1999        By: /s/Roy Israel
                                      ------------------------------------------
                                      Roy Israel, Chairman of the
                                      Board, CEO and President

Date:   September 24, 1999        By: /s/ Patricia Giuliani-Rheaume
                                      ------------------------------------------
                                      Patricia Giuliani-Rheaume, Vice President,
                                      Chief Financial Officer and Treasurer


Date:   September 24, 1999        By: /s/Cynthia Sanders
                                      ------------------------------------------
                                      Cynthia Sanders, Executive Vice President
                                      and Director


Date:   September 24, 1999        By: /s/ Daniel P. Jansen
                                      ------------------------------------------
                                      Daniel P. Jansen, National Accounts
                                      Manager and Director

Date:   September 24, 1999        By: /s/ Anthony J. Mercorella
                                      ------------------------------------------
                                      Anthony J. Mercorella, Director

Date:   September 24, 1999        By: /s/ Ronald Katz
                                      ------------------------------------------
                                      Ronald Katz, Director