Form 10QSB
period 1999-09-30
NAM CORP
filed 1999-11-15
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-21419

                                 NAM CORPORATION
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

            Delaware                                          23-2753988
----------------------------------                        --------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

                             1010 Northern Boulevard
                           Great Neck, New York 11021
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                            -------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

As of November 12, 1999, 3,416,233 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes
No X                                                           ---
  ---

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page


 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at September 30,
                   1999 and June 30, 1999                                   3

                  Consolidated Statements of Operations
                   for the three month periods ended
                   September 30, 1999 and 1998                              4

                  Consolidated Statements of Changes in
                   Stockholders' Equity and Comprehensive
                   Loss for the three month periods ended
                   September 30, 1999 and 1998                               5

                  Consolidated Statements of Cash Flows
                   for the three month periods ended
                   September 30, 1999 and 1998                               6

                  Notes to Consolidated Financial Statements                 7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                 8



PART II.  OTHER INFORMATION

                  Item 2.  Changes in Securities
                            and Use of Proceeds                             12

                  Item 6.  Exhibits and Reports on Form 8-K                 12

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  September 30,           June 30,
                                                                                     1999                   1999
                                                                                 -----------           -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                      $ 1,114,592           $ 1,776,261
  Marketable securities                                                              585,110               436,283
  Accounts receivable (net of allowance for doubtful
     accounts of $110,000)                                                           429,886               515,088
  Other receivables                                                                   24,055                86,496
  Prepaid expenses                                                                    81,698                79,918
                                                                                 -----------           -----------

     Total current assets                                                          2,235,341             2,894,046

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                     315,159               269,393

OTHER ASSETS                                                                          36,386                37,514
                                                                                 -----------           -----------

                                                                                 $ 2,586,886           $ 3,200,953
                                                                                 ===========           ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                               $   283,636           $   313,740
  Accrued liabilities                                                                231,378               249,551
  Accrued payroll and employee benefits                                              115,470               166,620
  Deferred revenues                                                                  247,460               238,224
                                                                                 -----------           -----------

     Total current liabilities                                                       877,944               968,135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
    none issued                                                                         --                    --
  Common stock - $.001 par value; 15,000,000 shares authorized;
    3,413,233 and 3,370,739 shares issued and outstanding, respectively                3,413                 3,371
  Additional paid-in capital                                                       4,814,656             4,797,637
  Accumulated deficit                                                             (3,112,310)           (2,663,446)
  Accumulated other comprehensive income                                               3,183                95,256
                                                                                 -----------           -----------

     Total stockholders' equity                                                    1,708,942             2,232,818
                                                                                 -----------           -----------

                                                                                 $ 2,586,886           $ 3,200,953
                                                                                 ===========           ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three months ended September,
                                                                      1999                 1998
                                                                 -----------           -----------
Net revenues                                                     $   906,708           $   997,949
                                                                 -----------           -----------

Operating costs and expenses
  Cost of services                                                   221,543               270,174
  Sales and marketing expenses                                       522,466               690,606
  General and administrative expenses                                635,940               542,652
                                                                 -----------           -----------

                                                                   1,379,949             1,503,432
                                                                 -----------           -----------

           Loss from operations                                     (473,241)             (505,483)

Other income (expenses)
   Investment income (loss)                                           16,930              (288,627)
   Other income                                                        7,447                 1,030
                                                                 -----------           -----------

                                                                      24,377              (287,597)
                                                                 -----------           -----------

            Loss before income taxes                                (448,864)             (793,080)

Income taxes                                                            --                    --
                                                                 -----------           -----------

            NET LOSS                                             $  (448,864)          $  (793,080)
                                                                 ===========           ===========

Net loss per common share - basic and diluted                    $     (0.13)          $     (0.24)
                                                                 ===========           ===========

Weighted average shares outstanding - basic and diluted            3,410,929             3,334,978
                                                                 ===========           ===========



The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                 Three months ended September 30, 1999 and 1998

                                                                                                                  Accumulated
                                                                                     Additional                       other
                                                                 Common stock          paid-in      Accumulated   comprehensive
                                                              Shares      Amount      capital        deficit     income (loss)
                                                            -------------------------------------------------------------------
Balances at July 1, 1998                                     3,334,978    $ 3,335   $ 4,778,179   $ (1,368,681)      $ (58,888)

Compensation related to stock option plan                                                 1,915
Net loss                                                                                              (793,080)
Change in unrealized (loss) gain on marketable securities                                                               42,286
Earned portion of stock bonus plan


Comprehensive loss


                                                            ===================================================================
Balances at September 30, 1998                               3,334,978    $ 3,335   $ 4,780,094   $ (2,161,761)      $ (16,602)
                                                            ===================================================================


Balances at July 1, 1999                                     3,370,739    $ 3,371   $ 4,797,637   $ (2,663,446)       $ 95,256

Compensation related to stock option plan                                                 5,222
Shares issued pursuant to restricted stock awards               36,744         36           (36)
Shares issued upon exercise of stock options                     5,750          6        10,113
Gain on shareholder's stock                                                               1,720
Net loss                                                                                              (448,864)
Change in unrealized gain (loss) on marketable securities                                                              (92,073)



Comprehensive loss


                                                            ===================================================================
Balances at September 30, 1999                               3,413,233    $ 3,413   $ 4,814,656   $ (3,112,310)        $ 3,183
                                                            ===================================================================

[RESTUBBED TABLE]


                                                                  Unearned
                                                                compensation-        Total              Compre-
                                                                 stock bonus      stockholders'        hensive
                                                                     plan             equity             loss
                                                            -----------------------------------------------------
Balances at July 1, 1998                                               $ (103)     $ 3,353,842

Compensation related to stock option plan                                                1,915
Net loss                                                                              (793,080)       $ (793,080)
Change in unrealized (loss) gain on marketable securities                               42,286            42,286
Earned portion of stock bonus plan                                         26               26
                                                                                                     -------------

Comprehensive loss                                                                                    $ (750,794)
                                                                                                     =============

                                                            ===================================
Balances at September 30, 1998                                          $ (77)     $ 2,604,989
                                                            ===================================


Balances at July 1, 1999                                                  $ -      $ 2,232,818

Compensation related to stock option plan                                                5,222
Shares issued pursuant to restricted stock awards                                            -
Shares issued upon exercise of stock options                                            10,119
Gain on shareholder's stock                                                              1,720
Net loss                                                                              (448,864)       $ (448,864)
Change in unrealized gain (loss) on marketable securities                              (92,073)          (92,073)

                                                                                                     ------------

Comprehensive loss                                                                                    $ (540,937)
                                                                                                     ============

                                                            ===================================
Balances at September 30, 1999                                            $ -      $ 1,708,942
                                                            ===================================

                        NAM Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three months ended September 30,

                                                                                      1999                  1998
                                                                                  -----------           -----------
Cash flows from operating activities
   Net loss                                                                       $  (448,864)          $  (793,080)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                    28,873                23,881
      Losses on sales of marketable securities                                            658               310,484
      Losses on sales/disposals of furniture and equipment                                383                   523
      Earned portion of stock bonus plan                                                 --                      26
      Compensation related to stock option plan                                         5,222                 1,915
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                               85,202                18,153
         Decrease in other receivables                                                  7,015                 9,602
         (Increase) in prepaid expenses                                                (1,780)               (8,517)
         (Increase) decrease in other assets                                           (1,020)                2,308
         (Decrease) increase in accounts payable and accrued liabilities              (48,277)              107,813
         (Decrease) in accrued payroll and employee benefits                          (51,150)              (33,489)
         Increase in deferred revenues                                                  9,236                24,091
                                                                                  -----------           -----------
      Net cash used in operating activities                                          (414,502)             (336,290)
                                                                                  -----------           -----------

Cash flows from investing activities
   Purchases of marketable securities                                                (479,550)             (618,813)
   Proceeds from sales of marketable securities                                       237,992               310,000
   Proceeds from maturities of marketable securities                                     --                 503,627
   Decrease in receivable for securities sold                                          55,426                  --
   Purchases of furniture and equipment                                               (72,874)              (28,058)
                                                                                  -----------           -----------
       Net cash (used in) provided by investing activities                           (259,006)              166,756
                                                                                  -----------           -----------

Cash flows from financing activities
   Issuance of common stock                                                            10,119                  --
   Gain on shareholder's stock                                                          1,720                  --
                                                                                  -----------           -----------
       Net cash provided by financing activities                                       11,839                  --
                                                                                  -----------           -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (661,669)             (169,534)

Cash and cash equivalents at beginning of period                                    1,776,261             1,417,280

                                                                                  ===========           ===========
Cash and cash equivalents at end of period                                        $ 1,114,592           $ 1,247,746
                                                                                  ===========           ===========

The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 1999
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 1999 and the related consolidated statements of operations for the three month periods ended September 30, 1999 and 1998 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 1999 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 1999 consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. Forward-looking statements contained herein involve risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in the insurance industry; the Company's inability to retain current or new hearing officers; changes in the public court system; and the degree and timing of the market's acceptance of the Company's electronic settlement and arbitration and mediation programs.

General

     The Company provides alternative dispute resolution ("ADR") services principally to insurance companies, law firms, corporations and municipalities, both in person and over the Internet through its clickNsettle.com program. To date, the Company has focused the majority of its marketing efforts on developing relationships, and expanding existing relationships, with insurance companies, law firms, corporations, and municipalities, which the Company believes are some of the largest consumers of ADR services.

     The Company opened for business in March 1992 in New York and currently operates from locations in New York, Pennsylvania, Massachusetts and Tennessee.

         The Company's objective is to become a global leader within the ADR industry. The Company intends to achieve this goal by employing the following strategies: (1) developing and marketing its Internet settlement service, clickNsettle.com, which is designed to attract a larger customer base on a global scale with lower incremental costs; (2) continue the advertising campaign initiated during fiscal year 1998 which is intended to increase awareness of NAM's Internet case resolution service as well as its in-person traditional arbitration and mediation services with respects to litigants in most types of civil disputes. Total first quarter advertising and external public relations costs incurred with respect thereto approximated $102,000 and $266,000, respectively in fiscal years 2000 and 1999; (3) continue to explore exclusive relationships with corporations and law firms in order to obtain contracts on a national and regional basis; (4) explore strategic alliances with business entities that have the ability to promote NAM's in-person traditional and electronic ADR services to their customers; (5) expand into the international dispute resolution market which commenced during the first fiscal quarter of 2000; and (6) promote the Company's services to parties involved in Year 2000 computer litigation as well as to litigants who may not be able to commence timely actions in civil court as a result of the volume and extent of actions commenced with respect to Year 2000 computer issues.

         In June 1999, the Company introduced clickNsettle.com, an Internet case resolution service which offers a cost effective forum to resolve disputes globally using a unique, fully interactive blind bid negotiating process. The service, with patent pending, can be accessed 24 hours a day, 7 days a week and is being targeted to the multi-billion dollar litigation market.

         Although additional amounts will be expended in further developing, enhancing and marketing this service during most of fiscal year 2000, Management believes that clickNsettle.com has the potential to be successful for the following reasons: (1) designed to process a large volume of cases electronically with a lower cost per case; (2) ability to broaden the Company's client base as the program is beneficial to litigants with disputes that can be resolved with a monetary settlement; (3) easy accessibility by potential users via the Internet; (4) ability to reach potential users on a global basis; (5) lead generator for traditional ADR business; (6) captures valuable case information providing the user the ability to benchmark data on settlements by injury and venue; and (7) reporting capabilities to summarize and provide analysis of a client's entire ADR program including traditional arbitration and mediation conferences and electronic settlements over the Internet.


First Quarter Ended September 30, 1999 Compared to First Quarter Ended September 30, 1998

     Revenues. Revenues decreased 9% to $906,708 for the first quarter ended September 30, 1999 from $997,949 for the comparable prior period. The decrease in revenues is attributable to an overall decline in the number of cases heard during the quarter which Management believes is primarily the result of many of the Company's marketing and other resources being devoted to the introduction and promotion of its new Internet case resolution service, clickNsettle.com. During mid-September 1999, the Company established a separate clickNsettle.com group, allowing the NAM staff to focus on marketing its traditional arbitration and mediation services. With dedicated staff for both NAM and clickNsettle.com, Management believes this action will have a positive impact on total revenues going forward.

     Cost of Services. Cost of services decreased 18% to $221,543 for the first quarter ended September 30, 1999 from $270,174 for the first quarter ended September 30, 1998. The lower volume of business serviced resulted in lower hearing officer fees. Additionally, the first quarter of fiscal year 1999 contains $35,000 of payments to hearing officers in connection with the commencement of exclusive arrangements with the Company. Without these charges, the cost of services as a percentage of revenues remained stable at approximately 24% in the first quarter of fiscal years 2000 and 1999, respectively. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs decreased 24% to $522,466 for the first quarter ended September 30, 1999 from $690,606 for the first quarter ended September 30, 1998. Sales and marketing costs as a percentage of revenues decreased to 58% in the first quarter of fiscal year 2000 from 69% in the first quarter of fiscal year 1999. This decrease largely relates to advertising and external public relations expenditures. Such costs decreased by approximately $164,000 during the first quarter of fiscal year 2000 from the comparable prior year period. The decrease was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby the Company placed advertisements in a variety of media. The campaign was aimed at quickly establishing NAM as a brand name within the dispute resolution industry. As the Company believes it has made significant progress in achieving this goal, Management has continued advertising to maintain the Company's name recognition but at a reduced level. A significant portion of NAM's advertising campaign during the first quarter of fiscal year 2000 was aimed at introducing and promoting its clickNsettle.com internet case resolution service via televised sporting events and internet banner advertisements. There can be no assurance that such expenditures will produce higher revenues.

         General and Administrative. General and administrative costs increased 17% to $635,940 for the first quarter ended September 30, 1999 from $542,652 for the first quarter ended September 30, 1998. Most of the increase (approximately $67,000) relates to salary and related items (including payroll taxes, benefits and employee recruitment fees) due to increases in staff for data processing and other administrative functions, including temporary help, to support and develop clickNsettle.com, as well as NAM's in-person traditional arbitration and mediation services. The remaining increase was largely related to higher legal fees (partially attributable to clickNsettle.com). Furthermore, general and administrative costs as a percentage of revenues increased to 70% in the first quarter of fiscal year 2000 from 54% for the comparable prior period.

     Other Income (Expenses). Other income (expenses) changed from an expense of $(287,597) for the first quarter ended September 30, 1998 to income of $24,377 for the first quarter ended September 30, 1999. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. During the first quarter of the 1999 fiscal year, the Company sold a portion of its marketable securities as the Company conservatively decreased its equity portfolio in favor of a larger concentration of money market funds. As a result, net realized losses approximated $310,000 in the first quarter of fiscal year 1999 as compared to losses of approximately $700 in the current fiscal period.

         Income Taxes. Tax benefits resulting from net losses incurred for the periods ended September 30, 1999 and 1998 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended September 30, 1999, the Company had a net loss of ($448,864) or ($.13) loss per share as compared to a net loss of ($793,080) or ($.24) loss per share for the three months ended September 30, 1998. The loss decreased primarily due to lower expenditures for the advertising campaign and a significant decline in losses realized from the sale of marketable securities.

Liquidity and Capital Resources

     At September 30, 1999, the Company had working capital surplus of $1,357,397 compared to $1,925,911 at June 30, 1999. Net cash used in operating activities was $414,502 for the three months ended September 30, 1999 versus $336,290 in the prior comparable period. The decrease in working capital and the increase in net cash used in operating activities occurred primarily as a result of the loss from operations.

     Net cash used in investing activities was $259,006 for the three months ended September 30, 1999 versus net cash provided by investing activities of $166,756 in the comparable prior period. The change in cash from investing activities was due to higher purchases of computer equipment primarily in connection with clickNsettle.com and net purchases of marketable securities (certificates of deposit) as compared to net sales and maturities of securities in the prior period.

         The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations for this fiscal year. However, the Company is currently evaluating various equity financing arrangements to provide additional funds to further promote, market and develop clickNsettle.com, its electronic case resolution service, and for general working capital.

The Year 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has substantially completed its evaluation of the impact of the Year 2000 issue on its business and currently does not expect to incur significant costs in the current fiscal year associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's financial reporting system is currently Year 2000 compliant. The relational database system used to manage the operations of the Company is already capable of recognizing four digits to designate the year. The Company has converted its usage of the date fields from two digits to four digits with respect to its major operating system. The Company has also upgraded its network operating systems and all servers, including its main system, email, web site and file transfer protocol (ftp) servers to be Year 2000 compliant. The Company has also contacted most of its major vendors that provide non-operating systems (i.e., those which supply payroll and benefit information, in particular) to ensure that they have properly addressed Year 2000 issues.

                            PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                           Not applicable.

Item 2.           Changes in Securities and Use of Proceeds.
                           In November 1996, the Company raised additional
                  capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $2,688,000 had been utilized through June 30, 1999 as disclosed in the Company's Form 10-KSB. During the three months ended September 30, 1999, the Company additionally expended approximately $398,000 for working capital and general corporate purposes, including the development and marketing of clickNsettle.com.

Item 3.           Defaults upon Senior Securities.
                           Not applicable.

Item 4.           Submission of matters to a Vote of Security Holders.
                           None.

Item 5.           Other information.
                           Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

            (a)    Exhibits.

                 Exhibit
                 Number     Description of Document
                 ------     -----------------------
                  3.1      Certificate of Incorporation, as amended (1)
                  3.2      By-Laws of the Company, as amended (4)
                  10.1     1996 Stock Option Plan, amended and restated (4)
                  10.2     Employment Agreement between Company and Roy
                           Israel(3)
                  10.2.1   Amendment to Employment Agreement between Company
                           and Roy Israel (4)
                  10.3     Employment Agreement between Company and Cynthia
                           Sanders (4)
                  10.4     Employment Agreement between Company and Daniel
                           Jansen (1)
                  10.5     Employment Agreement between Company and Patricia
                           Giuliani-Rheaume (2)
                  10.6     Employment Agreement between Company and Robert
                           Mack**
                  10.7     Lease Agreement for Great Neck, New York facility (1)
                  10.7.1   Amendment to Lease Agreement for Great Neck,
                           New York faciity (5)
                  27       Financial Data Schedule **

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

            (5) Incorporated herein in its entirely by reference to the Company's 1999 Annual Report on Form 10-KSB.



            **       Filed herewith.



            (b)  Reports on Form 8-K. None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NAM CORPORATION

Date: November 12, 1999    By: /s/ Roy  Israel
                               --------------------------------------
                               Roy Israel, President and CEO

Date: November 12, 1999    By: /s/ Patricia A. Giuliani-Rheaume
                               ---------------------------------------
                               Patricia A. Giuliani-Rheaume,
                               Vice President, Treasurer and CFO