Form 10QSB
period 1999-12-31
NAM CORP
filed 2000-02-14
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-21419

                                 NAM CORPORATION
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

            Delaware                                         23-2753988
----------------------------------                     -----------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                        Identification No.)

                             1010 Northern Boulevard
                           Great Neck, New York 11021
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

As of February 11, 2000, 3,432,233 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes ___ No __X__

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----


 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
           December 31, 1999 and June 30, 1999 .............................   3

          Consolidated Statements of Operations
           for the three and six month periods ended
           December 31, 1999 and 1998 ......................................   4

          Consolidated Statements of Changes in
           Stockholders' Equity and Comprehensive
           Loss for the three and six month periods
           ended Decemberf 31, 1999 and 1998 ...............................   5

          Consolidated Statements of Cash Flows
           for the six month periods ended
           December 31, 1999 and 1998 ......................................   6

          Notes to Consolidated Financial Statements .......................   7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS .......................................................   8



PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities
                   and Use of Proceeds .....................................  13

          Item 6.  Exhibits and Reports on Form 8-K ........................  14

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     December 31,                         June 30,
                                                                                         1999                               1999
                                                                                     -----------                       -------------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                          $   866,020                       $ 1,776,261
  Marketable securities                                                                  638,318                           436,283
  Accounts receivable (net of allowance for doubtful
     accounts of $110,000)                                                               445,037                           515,088
  Other receivables                                                                       42,808                            86,496
  Prepaid expenses                                                                        66,908                            79,918
                                                                                     -----------                       -----------
     Total current assets                                                              2,059,091                         2,894,046

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                         306,201                           269,393

OTHER ASSETS                                                                              30,712                            37,514
                                                                                     -----------                       -----------
                                                                                     $ 2,396,004                       $ 3,200,953
                                                                                     ===========                       ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                   $   253,207                       $   313,740
  Accrued liabilities                                                                    202,404                           249,551
  Accrued payroll and employee benefits                                                   45,536                           166,620
  Deferred revenues                                                                      230,379                           238,224
                                                                                     -----------                       -----------
     Total current liabilities                                                           731,526                           968,135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
    none issued                                                                                -                                 -
  Common stock - $.001 par value; 15,000,000 shares authorized;
    3,416,233 and 3,370,739 shares issued and outstanding, respectively                    3,416                             3,371
  Additional paid-in capital                                                           4,828,875                         4,797,637
  Accumulated deficit                                                                 (3,203,116)                       (2,663,446)
  Accumulated other comprehensive income                                                  35,303                            95,256
                                                                                     -----------                       -----------
     Total stockholders' equity                                                        1,664,478                         2,232,818
                                                                                     -----------                       -----------
                                                                                     $ 2,396,004                       $ 3,200,953
                                                                                     ===========                       ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three months ended December 31,     Six months ended December 31,
                                                                    1999               1998              1999               1998
                                                                 ----------       ------------       ------------       -----------
Net revenues                                                     $1,069,044       $  1,114,307       $  1,975,752       $ 2,112,256
                                                                 -----------      ------------       ------------       -----------

Operating costs and expenses
  Cost of services                                                  272,865            295,614            494,408           565,788
  Sales and marketing expenses                                      534,829            428,257          1,057,295         1,118,863
  General and administrative expenses                               583,481            558,024          1,219,421         1,100,676
                                                                 ----------       ------------       ------------       -----------
                                                                  1,391,175          1,281,895          2,771,124         2,785,327
                                                                 ----------       ------------       ------------       -----------
           Loss from operations                                    (322,131)          (167,588)          (795,372)         (673,071)

Other income (expenses)
   Investment income (loss)                                         227,605             29,194            244,535          (259,432)
   Other income                                                       3,720              9,073             11,167            10,102
                                                                 ----------       ------------       ------------       -----------
                                                                    231,325             38,267            255,702          (249,330)
                                                                 ----------       ------------       ------------       -----------
            Loss before income taxes                                (90,806)          (129,321)          (539,670)         (922,401)

Income taxes                                                              -                  -                  -                 -
                                                                 ----------       ------------       ------------       -----------
            NET LOSS                                             $  (90,806)      $   (129,321)      $   (539,670)       $ (922,401)
                                                                 ==========       ============       ============       ===========
Net loss per common share - basic and diluted                    $    (0.03)      $      (0.04)      $      (0.16)       $    (0.28)
                                                                 ==========       ============       ============       ===========
Weighted average shares outstanding - basic and diluted           3,415,506          3,334,978          3,413,186         3,334,978
                                                                 ==========       ============       ============       ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                   Six months ended December 31, 1999 and 1998

                                                                     Common stock           Additional
                                                                ----------------------        paid-in         Accumulated
                                                                Shares          Amount        capital           deficit
                                                              -------------------------------------------------------------
Balances at July 1, 1998                                       3,334,978        $3,335       $4,778,179      $(1,368,681)

Compensation related to stock option plan                                                        17,754
Net loss                                                                                                        (922,401)
Change in unrealized (loss) gain on marketable securities
Earned portion of stock bonus plan


Comprehensive loss


                                                              -------------------------------------------------------------
Balances at December 31, 1998                                  3,334,978        $3,335       $4,795,933      $(2,291,082)
                                                              =============================================================


Balances at July 1, 1999                                       3,370,739        $3,371       $4,797,637      $(2,663,446)

Compensation related to stock option plan                                                        10,444
Shares issued pursuant to restricted stock awards                 36,744            36              (36)
Shares issued upon exercise of stock options                       8,750             9           19,110
Gain on shareholder's stock                                                                       1,720
Net loss                                                                                                        (539,670)
Change in unrealized gain (loss) on marketable securities



Comprehensive loss


                                                              -------------------------------------------------------------
Balances at December 31, 1999                                  3,416,233        $3,416       $4,828,875      $(3,203,116)
                                                              =============================================================

The accompanying notes are an integral part of these statements.

                           [RESTUBED FOR TABLE ABOVE]

                                                                Accumulated         Unearned
                                                                  other          compensation-     Total           Compre-
                                                              comprehensive       stock bonus    stockholders'     hensive
                                                              income (loss)          plan           equity          loss
                                                              ---------------------------------------------------------------
Balances at July 1, 1998                                         $(58,888)           $(103)       $3,353,842

Compensation related to stock option plan                                                             17,754
Net loss                                                                                            (922,401)      $(922,401)
Change in unrealized (loss) gain on marketable securities         204,772                            204,772         204,772
Earned portion of stock bonus plan                                                      51                51
                                                                                                                 ------------

Comprehensive loss                                                                                                 $(717,629)
                                                                                                                 ============

                                                              -----------------------------------------------
Balances at December 31, 1998                                    $145,884            $ (52)       $2,654,018
                                                              ===============================================


Balances at July 1, 1999                                         $ 95,256            $   -        $2,232,818

Compensation related to stock option plan                                                             10,444
Shares issued pursuant to restricted stock awards                                                          -
Shares issued upon exercise of stock options                                                          19,119
Gain on shareholder's stock                                                                            1,720
Net loss                                                                                            (539,670)      $(539,670)
Change in unrealized gain (loss) on marketable securities         (59,953)                           (59,953)        (59,953)

                                                                                                                 ------------

Comprehensive loss                                                                                                 $(599,623)
                                                                                                                 ============

                                                              -----------------------------------------------
Balances at December 31, 1999                                    $ 35,303            $   -        $1,664,478
                                                              ===============================================

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six months ended December 31,

                                                                                            1999                  1998
                                                                                        -----------            ------------
Cash flows from operating activities
   Net loss                                                                             $ (539,670)             $ (922,401)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                         59,020                  49,350
      (Gains) losses on sales of marketable securities                                    (213,697)                303,130
      Losses on sales/disposals of furniture and equipment                                     383                     523
      Earned portion of stock bonus plan                                                         -                      52
      Compensation related to stock option plan                                             10,444                  17,754
      Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                         70,051                 (49,538)
         (Increase) in other receivables                                                   (11,738)                (11,408)
         Decrease (increase) in prepaid expenses                                            13,010                 (59,456)
         Decrease (increase) in other assets                                                 2,911                  (8,734)
         (Decrease) increase in accounts payable and accrued liabilities                  (107,680)                 24,424
         (Decrease) in accrued payroll and employee benefits                              (121,084)                (83,214)
         (Decrease) increase in deferred revenues                                           (7,845)                 18,878
                                                                                        ----------             -----------
      Net cash used in operating activities                                               (845,895)               (720,640)
                                                                                        ----------             -----------

Cash flows from investing activities
   Purchases of marketable securities                                                     (718,056)               (818,813)
   Proceeds from sales of marketable securities                                            669,765               1,708,647
   Proceeds from maturities of marketable securities                                             -                 570,000
   Decrease in receivable for securities sold                                               55,426                       -
   Purchases of furniture and equipment                                                    (92,320)                (51,898)
                                                                                        ----------             -----------
       Net cash (used in) provided by investing activities                                 (85,185)              1,407,936
                                                                                        ----------             -----------

Cash flows from financing activities
   Issuance of common stock                                                                 19,119                       -
   Gain on shareholder's stock                                                               1,720                       -
                                                                                        ----------             -----------
       Net cash provided by financing activities                                            20,839                       -
                                                                                        ----------             -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (910,241)                687,296

Cash and cash equivalents at beginning of period                                         1,776,261               1,417,280

                                                                                        ----------             -----------
Cash and cash equivalents at end of period                                              $  866,020             $ 2,104,576
                                                                                        ==========             ===========

The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                         Six months ended December 31, 1999
(Unaudited)

1. The consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations for the six month periods ended December 31, 1999 and 1998 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 1999 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the six month period ended December 31, 1999 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 1999 consolidated financial statements.

2. During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders equity. SFAS No. 130 requires unrealized gains or losses on marketable securities, which prior to adoption was reported separately in stockholders equity, to be included in accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

                                            Three months ended December 31,
                                                1998                1999
                                                ----                ----

     Net loss                               ($129,321)           ($90,806)
     Change in unrealized gain
          on marketable securities            162,486              32,120
                                             --------            --------
     Comprehensive income (loss)             $ 33,165            ($58,686)
                                             --------            --------

                                             Six months ended December 31,
                                                1998                1999
                                                ----                ----

     Net loss                               ($922,401)          ($539,670)
     Change in unrealized gain (loss)
          on marketable securities            204,772             (59,953)
                                             --------            --------
     Comprehensive income (loss)            ($717,629)          ($599,623)
                                            ---------           ---------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. Forward-looking statements contained herein involve risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward looking statements as a result of many factors, including changes in the legal and insurance industries; the Company's inability to retain current or new hearing officers; changes in the public court system; and the degree and timing of the market's acceptance of its clickNsettle.com website and in-person and video conferenced arbitration and mediation programs.

General

     The Company provides alternative dispute resolution ("ADR") services principally to insurance companies, law firms, corporations and municipalities, on an in-person basis, via video conferencing and on the Internet through its clickNsettle.com website. To date, the Company has focused the majority of its marketing efforts on developing new relationships and expanding existing relationships with these entities, which the Company believes are significant consumers of ADR services. The Company believes that with its global roster of qualified hearing officers, video conferencing capabilities, knowledge of dispute resolution, reputation within the corporate and legal communities and internet based dispute resolution programs it is uniquely positioned to provide a comprehensive web-enabled solution to disputing parties worldwide.

     The Company opened for business in March 1992 in New York and currently operates from locations in New York, Pennsylvania, Massachusetts and Tennessee.

         The Company's objective is to become the leading global provider of web-enabled dispute resolution services; to offer one-stop shopping for anyone involved in any type of dispute, anywhere in the world; and to provide this service more quickly, economically and efficiently than previously possible. The Company intends to achieve this goal by employing the following strategies: (1) marketing its Internet settlement website, clickNsettle.com, which is designed to attract a larger customer base on a global scale with lower incremental costs; (2) expanding the functionality of clickNsettle.com to address multi-party disputes, class-action litigation and other new markets, including multi-jurisdictional claims which are becoming more commonplace as a result of the global transition towards e-commerce.(3) focusing the advertising campaign initiated during fiscal year 1998 towards building brand recognition of clickNsettle.com. (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on a national and regional basis by capitalizing on the Company's market position; (5) exploring strategic alliances with business entities that have the ability to promote clickNsettle.com and NAM's legacy ADR services to their customers; and (6) becoming a primary provider of international dispute resolution services.

         In June 1999, the Company introduced clickNsettle.com, an Internet website which offers a cost effective forum to resolve disputes globally using a unique, fully interactive blind bid negotiating process. The service, with patent pending, can be accessed 24 hours a day, 7 days a week and is being targeted to the multi-billion dollar litigation market.

         Although additional amounts will be expended in further expanding, enhancing and marketing this service during most of fiscal year 2000, Management believes that clickNsettle.com has the potential to be successful for the following reasons: (1) designed to process a large volume of cases electronically with a lower cost per case; (2) ability to broaden the Company's client base as the program is beneficial to litigants with disputes that can be resolved with a monetary settlement; (3) easy accessibility by potential users via the Internet; (4) ability to reach potential users on a global basis; (5) lead generator for traditional ADR business; (6) captures valuable case information providing the user the ability to benchmark data on settlements by injury and venue; and (7) reporting capabilities to summarize and provide analysis of a client's entire ADR program including traditional arbitration and mediation conferences and electronic settlements over the Internet.


Second Quarter Ended December 31, 1999 Compared to Second Quarter Ended December 31, 1998

     Revenues. Revenues decreased 4% to $1,069,044 for the second quarter ended December 31, 1999 from $1,114,307 for the comparable prior period. The decrease in revenues is attributable to a decline in the number of in-person hearings conducted at the Company's satellite offices as a result of the Company's shift towards an internet based business with more efficient primary customer service centers and national account arrangements rather than numerous smaller regional locations. The decline was partially offset by revenues generated by clickNsettle.com, the Company's Internet settlement website which was first introduced in June 1999. During the second quarter of fiscal year 2000, the Company introduced an enhanced version of clickNsettle.com which focused on its unique, unlimited bid, real-time negotiating format. The Company believes that continuous improvement of its internet negotiating model is critical to the success of the clickNsettle.com website and will continue to invest resources in this area.

         Cost of Services. Cost of services decreased 8% to $272,865 for the second quarter ended December 31, 1999 from $295,614 for the second quarter ended December 31, 1998. The decrease in absolute dollars relates primarily to the decrease in sales and to a charge in the second quarter of fiscal year 1999 for the granting and vesting of stock options with respect to a hearing officer. As a result, the cost of services as a percentage of revenues decreased to 25.5% for the second quarter of fiscal year 2000 from 26.5% for the second quarter of fiscal year 1999. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 25% to $534,829 for the second quarter ended December 31, 1999 from $428,257 for the second quarter ended December 31, 1998. Sales and marketing costs as a percentage of revenues increased to 50% in the second quarter of fiscal year 2000 from 38% in the second quarter of fiscal year 1999. This increase largely relates to salary and travel and promotional costs arising from the establishment of a separate clickNsettle.com marketing group.

         General and Administrative. General and administrative costs increased 5% to $583,481 for the second quarter ended December 31, 1999 from $558,024 for the second quarter ended December 31, 1998. Most of the increase (approximately $24,000) relates to salary and related items (including payroll taxes, benefits and employee recruitment fees) due to increases in staff for data processing and other administrative functions, including temporary help, to support and enhance clickNsettle.com, as well as NAM's in-person traditional arbitration and mediation services. Furthermore, general and administrative costs as a percentage of revenues increased to 55% in the second quarter of fiscal year 2000 from 50% for the comparable prior period.

     Other Income. Other income increased 504% from $38,267 in the second quarter of fiscal year 1999 to $231,325 in the second quarter of fiscal year 2000. Other income is composed primarily of investment income and realized gains (losses) generated from investments. During the second quarter of the 2000 fiscal year, the Company sold a portion of its marketable securities. As a result, net realized gains approximated $214,000 in the second quarter of fiscal year 2000 as compared to gains of approximately $7,000 in the prior fiscal period.

         Income Taxes. Tax benefits resulting from net losses incurred for the periods ended December 31, 1999 and 1998 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended December 31, 1999, the Company had a net loss of ($90,806) or ($.03) loss per share as compared to a net loss of ($129,321) or ($.04) loss per share for the three months ended December 31, 1998. The loss decreased primarily due to higher realized gains offset by higher sales and and marketing costs incurred to promote NAM's electronic internet settlement service.


Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

     Revenues. Revenues decreased 6% to $1,975,762 for the six months ended December 31, 1999 from $2,112,256 for the comparable prior period. The decrease in revenues is attributable to an overall decline in the number of in-person hearings conducted during the period. Management believes this is primarily the result of many of the Company's marketing and other resources being devoted to the introduction and promotion of clickNsettle.com in the first quarter and the subsequent shift towards an internet based business with more efficient primary customer service centers and national account arrangements rather than numerous regional locations. During the second quarter of fiscal year 2000, the Company introduced an enhanced version of clickNsettle.com which focused on its unique, unlimited bid, real-time negotiating format. The Company believes that continuous improvement of its internet negotiating model is critical to the success of the clickNsettle.com website and will continue to invest resources in this area.

         Cost of Services. Cost of services decreased 13% to $494,408 for the six months ended December 31, 1999 from $565,788, for the six months ended December 31, 1998. The decrease in absolute dollars relates primarily to the decrease in sales and a charge in the six months of fiscal year 1999 for the granting and vesting of stock options with respect to a hearing officer as well as payments to hearing officers in connection with the commencement of exclusive arrangements with the Company. As a result, the cost of services as a percentage of revenues decreased to 25% for the first six months of fiscal year 2000 from 27% for the first six months of fiscal year 1999. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs decreased 5.5% to $1,057,295 for the six months ended December 31, 1999 from $1,118,863 for the six months ended December 31, 1998. Sales and marketing costs as a percentage of revenues remained stable at 53% for both periods. The decrease largely relates to advertising and external public relations costs which declined by approximately $151,000 from the first six months of fiscal year 1999 to the first six months of fiscal year 2000. This decline was offset by higher salary and travel and promotional costs arising from the establishment of a separate clickNsettle.com marketing group.

         General and Administrative. General and administrative costs increased 11% to $1,219,421 for the six months ended December 31, 1999 from $1,100,676 for the six months ended December 31, 1998. Most of the increase (approximately $91,000) relates to salary and related items (including payroll taxes, benefits and employee recruitment fees) due to increases in staff for data processing and other administrative functions, including temporary help, to support and develop clickNsettle.com, as well as NAM's in-person traditional arbitration and mediation services. The remaining increase was largely related to higher corporate legal fees (partially attributable to patent and trademark filings related to clickNsettle.com). Furthermore, general and administrative costs as a percentage of revenues increased to 62% in the first six months of fiscal year 2000 from 52% for the comparable prior period.

     Other Income. Other income (expenses) changed from an expense of ($249,330) for the first six months of fiscal year 1999 to income of $255,702 for the first six months of fiscal year 2000. Other income is composed primarily of investment income and realized gains (losses) generated from investments. During the first six months of the 2000 fiscal year, the Company sold a portion of its marketable securities. As a result, net realized gains approximated $213,000 for the first six months of fiscal year 2000 as compared to losses of approximately $303,000 in the prior fiscal period.

         Income Taxes. Tax benefits resulting from net losses incurred for the six month periods ended December 31, 1999 and 1998 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the six months ended December 31, 1999, the Company had a net loss of ($539,670) or ($.16) loss per share as compared to a net loss of ($922,401) or ($.28) loss per share for the six months ended December 31, 1998. The loss decreased primarily due to higher realized gains on the sale of marketable securities offset by higher sales and marketing costs incurred to promote clickNsettle.com.


Liquidity and Capital Resources

     At December 31, 1999, the Company had working capital surplus of $1,327,565 compared to $1,925,911 at June 30, 1999. Net cash used in operating activities was $845,895 for the six months ended December 31, 1999 versus $720,640 in the prior comparable period. The decrease in working capital and the increase in net cash used in operating activities occurred primarily as a result of the loss from operations.

        Net cash used in investing activities was $85,185 for the six months ended December 31, 1999 versus net cash provided by investing activities of $1,407,936 in the comparable prior period. The change in cash from investing activities was principally due to the higher level of net purchases of marketable securities during the current period as compared to the net sales and maturities of marketable securities in the prior period. Additionally, the establishment of a separate marketing group for clickNsettle.com resulted in higher purchases of computer equipment.

         The Company anticipates that cash flows, together with cash and marketable securities on hand, will be sufficient to fund the Company's operations for the next year. However, the Company is currently evaluating various equity financing arrangements to provide additional funds to further promote, market and enhance clickNsettle.com, its electronic case resolution website, and for general working capital.


Year 2000

             The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has completed its evaluation of the impact of the year 2000 issue on its business and currently does not expect to incur significant costs in the current fiscal year associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's financial reporting system is currently Year 2000 compliant. The relational database system used to manage operations of the Company is capable of recognizing four digits to designate the year. The Company has converted its usage of the date fields from two digits to four digits with respect to its major operating system. The Company upgraded its network operating systems and all servers including its main system, email, website and file transfer protocol (FTP) servers to be year 2000 compliant. The Company contacted most of its major vendors that provide non-operating systems (i.e., those which supply payroll and benefit information, in particular) to ensure that they have properly addressed Year 2000 issues.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                           Not applicable.

Item 2.           Changes in Securities and Use of Proceeds.
                           In November 1996, the Company raised additional
                  capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $2,688,000 had been utilized through June 30, 1999 as disclosed in the Company's Form 10-KSB. During the six months ended December 31, 1999, the Company additionally expended approximately $626,000 for working capital and general corporate purposes, including the development and marketing of clickNsettle.com.

Item 3.           Defaults upon Senior Securities.
                           Not applicable.

Item 4.           Submission of matters to a Vote of Security Holders.
                           On December 17, 1999, the Company held its annual
                  meeting of shareholders. At the meeting, the shareholders voted on two proposals. The following represents the results of the voting, both in person and by proxy:

                  Election of Directors:

                  Roy Israel                                  3,031,387 votes
                                                              for; 0 votes
                                                              against; 102,925
                                                              votes withheld.

                  Cynthia Sanders                             3,031,737 votes
                                                              for; 0 votes
                                                              against; 102,575
                                                              votes withheld.

                  Daniel Jansen                               3,029,761 votes
                                                              for; 0 votes
                                                              against; 104,551
                                                              votes withheld.

                  Anthony Mercorella                          3,029,761 votes
                                                              for; 0 votes
                                                              against; 104,551
                                                              votes withheld.

                  Ronald Katz                                 3,031,737 votes
                                                              for; 0 votes
                                                              against; 102,575
                                                              votes withheld.

                  Jeffrey Lederer                             3,031,207 votes
                                                              for; 0 votes
                                                              against; 103,105
                                                              votes withheld.

                  For ratification of appointment of Grant Thornton LLP as the Company's independent accountants for fiscal year 2000:

                           3,118,787 votes for;
                           9,730 votes against;
                           5,795 abstenations.


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

-----------------------------
                  (1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

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

                               NAM CORPORATION

Date: February 11, 2000    By: /s/ Roy Israel
                               --------------------------------
                               Roy Israel, President and CEO


Date: February 11, 2000    By: /s/ Patricia A. Giuliani-Rheaume
                               --------------------------------
                               Patricia A. Giuliani-Rheaume,
                               Vice President, Treasurer and CFO