Form 10QSB
period 2000-03-31
NAM CORP
filed 2000-05-15
CIK 925741

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21419

                                 NAM CORPORATION
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

              Delaware                          23-2753988
----------------------------------        ------------------------
   (State or Other Jurisdiction               (I.R.S. Employer
 of Incorporation or Organization)            Identification No.)

                             1010 Northern Boulevard
                           Great Neck, New York 11021
                           --------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                                 --------------
                           (Issuer's Telephone Number,
                              Including Area Code)

                               ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 12, 2000, 4,093,179 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes
No X

================================================================================

                                 NAM CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                   March 31, 2000 and June 30, 1999                          3

                  Consolidated Statements of Operations
                   for the three and nine month periods
                   ended March 31, 2000 and 1999                             4

                  Consolidated Statements of Changes in
                   Stockholders' Equity and Comprehensive
                   Loss for the nine month periods ended
                   March 31, 2000 and 1999                                   5

                  Consolidated Statements of Cash Flows
                   for the nine month periods ended
                   March 31, 2000 and 1999                                   6

                  Notes to Consolidated Financial Statements                 7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                        10



PART II.  OTHER INFORMATION

                  Item 2.  Changes in Securities
                               and Use of Proceeds                          16

                  Item 6.  Exhibits and Reports on Form 8-K                 16

                        NAM Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 March 31,             June 30,
                                                                                   2000                  1999
                                                                                -----------           -----------

                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $ 2,505,864           $ 1,776,261
  Marketable securities                                                             668,792               436,283
  Accounts receivable (net of allowance for doubtful
     accounts of $110,000)                                                          432,923               515,088
  Other receivables                                                                  42,721                86,496
  Prepaid expenses                                                                   82,269                79,918
                                                                                -----------           -----------

     Total current assets                                                         3,732,569             2,894,046

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                    289,551               269,393

OTHER ASSETS                                                                         32,434                37,514
                                                                                -----------           -----------

                                                                                $ 4,054,554           $ 3,200,953
                                                                                ===========           ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $   247,253           $   313,740
  Accrued liabilities and dividends payable                                         311,675               249,551
  Accrued payroll and employee benefits                                              95,547               166,620
  Deferred revenues                                                                 282,468               238,224
                                                                                -----------           -----------

     Total current liabilities                                                      936,943               968,135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Exchangeable Preferred stock - $.001 par value; 2,100 shares authorized; 1,850 and 0 shares issued and
    outstanding, respectively; liquidation preference of $1,000 per share         1,573,901                     -
  Common stock - $.001 par value; 15,000,000 shares authorized;
    3,450,609 and 3,370,739 shares issued and outstanding, respectively               3,451                 3,371
  Additional paid-in capital                                                      4,982,279             4,797,637
  Accumulated deficit                                                            (3,582,597)           (2,663,446)
  Accumulated other comprehensive income                                            140,577                95,256
                                                                                -----------           -----------

     Total stockholders' equity                                                   3,117,611             2,232,818
                                                                                -----------           -----------

                                                                                $ 4,054,554           $ 3,200,953
                                                                                ===========           ===========

The accompanying notes are an integral part of these statements.

                        NAM Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three months ended March 31,      Nine months ended March 31,
                                                                          2000           1999             2000            1999
                                                                       ----------      ----------      -----------     ------------
Net revenues                                                           $  946,237       $ 857,530      $ 2,921,989     $  2,969,786
                                                                       ----------      ----------      -----------     ------------

Operating costs and expenses
  Cost of services                                                        231,290         213,156          725,698          778,944
  Sales and marketing expenses                                            513,563         412,980        1,570,858        1,531,843
  General and administrative expenses                                     606,459         514,358        1,825,880        1,615,034
                                                                       ----------      ----------      -----------     ------------

                                                                        1,351,312       1,140,494        4,122,436        3,925,821
                                                                       ----------      ----------      -----------     ------------

           Loss from operations                                          (405,075)       (282,964)      (1,200,447)        (956,035)

Other income (expenses)
   Investment income (loss)                                                62,065         123,115          306,600         (136,317)
   Other income                                                             3,224           1,078           14,391           11,180
                                                                       ----------      ----------      -----------     ------------

                                                                           65,289         124,193          320,991         (125,137)
                                                                       ----------      ----------      -----------     ------------

            Loss before income taxes                                     (339,786)       (158,771)        (879,456)      (1,081,172)

Income taxes                                                                    -               -                -                -
                                                                       ----------      ----------      -----------     ------------

              Net loss                                                 $ (339,786)     $ (158,771)     $  (879,456)    $ (1,081,172)

Preferred stock dividend and accretion of beneficial conversion           (39,695)              -          (39,695)               -
                                                                       ----------      ----------      -----------     ------------
            Net loss attributable to common stockholders               $ (379,481)     $ (158,771)     $  (919,151)    $ (1,081,172)
                                                                       ==========      ==========      ===========     ============

Net loss per common share - basic and diluted                          $    (0.11)     $    (0.05)     $     (0.27)    $     (0.32)
                                                                       ==========      ==========      ===========     ============

Weighted average shares outstanding - basic and diluted                 3,432,783       3,334,978        3,419,670        3,334,978
                                                                       ==========      ==========      ===========     ============

                        NAM Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                    Nine months ended March 31, 2000 and 1999


                                                                               Preferred stock              Common stock
                                                                               ---------------              ------------
                                                                            Shares        Amount        Shares        Amount
                                                                          ----------------------------------------------------
Balances at July 1, 1998                                                                              3,334,978      $ 3,335

Compensation related to stock option plan
Net loss
Change in unrealized (loss) gain on marketable securities
Earned portion of stock bonus plan


Comprehensive loss


                                                                          ----------------------------------------------------
Balances at March 31, 1999                                                                            3,334,978      $ 3,335
                                                                          ====================================================


Balances at July 1, 1999                                                                              3,370,739      $ 3,371

Compensation related to stock option plan
Shares issued pursuant to restricted stock awards                                                        36,744           37
Shares issued upon exercise of stock options and warrants                                                33,126           33
Gain on shareholder's stock
Shares and warrants issued pursuant to preferred stock
   offering, net of issuance costs of $191,954                              1,850     $1,543,456         10,000           10
Preferred stock dividend and accretion of beneficial conversion                           30,445
Net loss
Change in unrealized gain (loss) on marketable securities



Comprehensive loss


                                                                          ----------------------------------------------------
Balances at March 31, 2000                                                  1,850     $1,573,901      3,450,609      $ 3,451
                                                                          ====================================================

[RESTUBBED]

                                                                                                                Accumulated
                                                                           Additional                              other
                                                                            paid-in          Accumulated        comprehensive
                                                                            capital            deficit          income (loss)
                                                                         ----------------------------------------------------
Balances at July 1, 1998                                                  $ 4,778,179       $ (1,368,681)        $ (58,888)

Compensation related to stock option plan                                      21,093
Net loss                                                                                      (1,081,172)
Change in unrealized (loss) gain on marketable securities                                                          126,426
Earned portion of stock bonus plan


Comprehensive loss


                                                                         -------------------------------------------------
Balances at March 31, 1999                                                $ 4,799,272       $ (2,449,853)         $ 67,538
                                                                         =================================================


Balances at July 1, 1999                                                  $ 4,797,637       $ (2,663,446)         $ 95,256

Compensation related to stock option plan                                      15,667
Shares issued pursuant to restricted stock awards                                 (37)
Shares issued upon exercise of stock options and warrants                      52,712
Gain on shareholder's stock                                                     1,720
Shares and warrants issued pursuant to preferred stock
   offering, net of issuance costs                                            114,580
Preferred stock dividend and accretion of beneficial conversion                                  (39,695)
Net loss                                                                                        (879,456)
Change in unrealized gain (loss) on marketable securities                                                           45,321



Comprehensive loss


                                                                         -------------------------------------------------
Balances at March 31, 2000                                                $ 4,982,279       $ (3,582,597)        $ 140,577
                                                                         =================================================

[RESTUBBED]

                                                                            Unearned
                                                                          compensation-       Total
                                                                           stock bonus     stockholders'     Comprehensive
                                                                               plan          equity              loss
                                                                          ------------------------------------------------
Balances at July 1, 1998                                                     $ (103)      $ 3,353,842

Compensation related to stock option plan                                                      21,093
Net loss                                                                                   (1,081,172)       $ (1,081,172)
Change in unrealized (loss) gain on marketable securities                                     126,426             126,426
Earned portion of stock bonus plan                                               77                77
                                                                                                             ------------

Comprehensive loss                                                                                           $   (954,746)
                                                                                                             ============

                                                                             --------------------------
Balances at March 31, 1999                                                   $  (26)      $ 2,420,266
                                                                             ==========================


Balances at July 1, 1999                                                     $    -       $ 2,232,818

Compensation related to stock option plan                                                        15,667
Shares issued pursuant to restricted stock awards                                                     -
Shares issued upon exercise of stock options and warrants                                        52,745
Gain on shareholder's stock                                                                       1,720
Shares and warrants issued pursuant to preferred stock
   offering, net of issuance costs                                                            1,658,046
Preferred stock dividend and accretion of beneficial conversion                                  (9,250)
Net loss                                                                                       (879,456)     $   (879,456)
Change in unrealized gain (loss) on marketable securities                                        45,321            45,321

                                                                                                             ------------

Comprehensive loss                                                                                           $   (834,135)
                                                                                                             ============

                                                                             --------------------------
Balances at March 31, 2000                                                   $    -       $ 3,117,611
                                                                             ==========================

                        NAM Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended March 31,

                                                                                    2000                    1999
                                                                                ------------            ------------
Cash flows from operating activities
   Net loss                                                                     $  (879,456)             (1,081,172)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                  87,160                  75,706
      Provision for bad debts                                                             -                  10,000
      (Gains) losses on sales of marketable securities                             (259,194)                199,687
      Losses on sales/disposals of furniture and equipment                              383                     490
      Earned portion of stock bonus plan                                                  -                      77
      Compensation related to stock option plan                                      15,667                  21,093
      Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                  82,165                 (22,002)
         (Increase) in other receivables                                            (11,651)                (22,409)
         (Increase) in prepaid expenses                                              (2,351)                (50,072)
         Decrease (increase) in other assets                                          1,189                  (1,715)
         (Decrease) in accounts payable and accrued liabilities                     (13,613)                (57,545)
         (Decrease) in accrued payroll and employee benefits                        (71,073)                (60,611)
         Increase in deferred revenues                                               44,244                  95,801
                                                                                -----------             -----------
      Net cash used in operating activities                                      (1,006,530)               (892,672)
                                                                                -----------             -----------

Cash flows from investing activities
   Purchases of marketable securities                                              (960,144)             (1,310,637)
   Proceeds from sales of marketable securities                                     932,150               2,094,097
   Proceeds from maturities of marketable securities                                100,000                 570,000
   Decrease in receivable for securities sold                                        55,426
   Purchases of furniture and equipment                                            (103,810)                (86,050)
   Sales of furniture and equipment                                                       -                     800
                                                                                -----------             -----------
       Net cash provided by investing activities                                     23,622               1,268,210
                                                                                -----------             -----------

Cash flows from financing activities
   Issuance of common stock                                                          52,745                       -
   Issuance of preferred stock and warrants, net of issuance costs                1,658,046                       -
   Gain on shareholder's stock                                                        1,720                       -
                                                                                -----------             -----------
       Net cash provided by financing activities                                  1,712,511                       -
                                                                                -----------             -----------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                    729,603                 375,538

Cash and cash equivalents at beginning of period                                  1,776,261               1,417,280

                                                                                -----------             -----------
Cash and cash equivalents at end of period                                      $ 2,505,864             $ 1,792,818
                                                                                ===========             ===========

Supplemental disclosure of cash flow information:
  Non-cash financing activities
      Preferred stock dividend and accretion of beneficial conversion           $    39,695             $         -
                                                                                ===========             ===========

The accompanying notes are an integral part of these statements.

                        NAM CORPORATION and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  Nine months ended March 31, 2000
                                  (Unaudited)

1. The consolidated balance sheet as of March 31, 2000 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2000 and 1999 have been prepared by NAM Corporation, including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2000 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 1999 consolidated financial statements.

2. The components of comprehensive income (loss) are as follows:


                                        Three months ended March 31,
                                         2000                  1999
                                     ----------            -----------
Net loss                             $ (339,786)           $  (158,771)
Change in unrealized gain (loss)
  on marketable securities              105,274                (78,346)
                                     ----------            -----------
Comprehensive loss                   $ (234,512)           $  (237,117)
                                     ----------            -----------


                                         Nine months ended March 31,

                                         2000                  1999
                                     ----------            -----------
Net loss                             $ (879,456)           $(1,081,172)
Change in unrealized gain (loss)
  on marketable securities               45,321                126,426
                                     ----------            -----------
Comprehensive loss                   $ (834,135)           $  (954,746)
                                     ----------            -----------

3. On February 15, 2000, the Company issued 1,850 shares of its Series A Exchangeable Preferred Stock for an aggregate purchase price of $1,850,000. Holders of the Series A Exchangeable Preferred Stock may exchange such shares into shares of the Company's common stock at any time and must exchange such shares at the Company's request, which cannot be made until the earlier of February 14, 2002 or the date upon which the average closing bid price of the Company's common stock for five consecutive trading days is at least $10 and the average daily trading volume for the thirty consecutive trading days ending on the fifth day is at least 40,000 shares and the common stock underlying the outstanding Series A Exchangeable Preferred Stock is registered pursuant to a then-effective registration statement.

Until July 15, 2000, the exchange rate for each share of the Series A Exchangeable Preferred Stock is equal to $1,000 divided by $10.45. On July 15, 2000 and thereafter, the exchange rate for each share of Series A Exchangeable Preferred Stock is equal to $1,000 divided by the lesser of (i) $10.45 or (ii) the market price, which is the average of any three consecutive closing bid prices of the Company's common stock selected by the holders during the thirty trading day period ending on the day immediately prior to the exchange. Until February 14, 2001, the exchange rate will never be greater than $10.45 or less than $2.375. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock on the date of the exchange. In recognition of this beneficial conversion feature, the Company allocated approximately $101,000 of the proceeds from the offering to additional paid-in capital. The beneficial conversion feature is accounted for as an imputed dividend and is being accreted to preferred stock over the five-month period from February 15, 2000 through July 15, 2000. The amount accreted for the quarter ended March 31, 2000 was $30,445 which increased the net loss attributable to common stockholders.

In the event of a liquidation of the Company, the holders of the Series A Exchangeable Preferred Stock shall receive, before any payments to common stockholders, $1,000 per share plus any accrued but unpaid dividends.

The Series A Exchangeable Preferred Stock accrues dividends at a rate of 4% annually, unless the thirty-day average trading price of the Company's common stock is equal to or greater than $9 at any time after July 15, 2000, in which case dividends will cease to accrue and accrued but unpaid dividends will be canceled. Dividends may be paid at the Company's option, in cash or in registered common stock.

In connection with the sale of the Series A Exchangeable Preferred Stock, the Company issued warrants to the preferred holders to purchase an aggregate of 56,250 shares of common stock at a price per share of $10.52. The warrants expire on August 15, 2005. The fair value of the warrants approximated $205,000. Such amount reduced the stated value of the preferred stock and increased additional paid-in capital, resulting in no net change to stockholders' equity.

The Company issued 5,000 shares of its common stock to the placement agent for the offering, Triton West Group, Inc. They also received a fee of $92,500 in connection with the placement.

4. On February 16, 2000, the Company entered into an Equity Line of Credit Agreement with Moldbury Holdings Limited. Under this agreement, the Company has the right, until February 15, 2003, to require that Moldbury Holdings Limited purchase between $500,000 and $7,000,000 of the Company's common stock. The maximum and minimum amounts that Moldbury Holdings Limited would be required to purchase at any given time are subject to a floating number based on the closing bid price of the Company's common stock and the average trading volume of such stock in a thirty-day period. The price per share in each such purchase shall be the greater of (i) 89% of the average closing bid price for the day of the Company's notice to Moldbury Holdings Limited requesting its purchase and the two days preceding the notice and the two days following the notice and (ii) the minimum price set by the Company for such purchase. Moldbury Holdings Limited is not required to make any purchase if the shares being purchased are not registered pursuant to a then-effective registration statement. Under the agreement, the equity line may be increased on or about April 16, 2001 to $14,000,000 provided that certain criteria are met by the Company including the achievement of minimum levels of cash and cash equivalents and quarterly revenues.

In connection with the Equity Line of Credit Agreement, the Company issued a warrant to Moldbury Holdings Limited to purchase 60,000 shares of common stock at a price per share of $9.34, of which 45,000 warrants were issued on February 16, 2000 and the remaining 15,000 warrants are to be issued immediately after Moldbury Holdings Limited has invested $3,500,000 to purchase shares of common stock under the terms and conditions of the Equity Line of Credit Agreement. The warrants expire on August 16, 2003. The Company issued 5,000 shares of its common stock to the placement agent for the offering, Triton West Group, Inc. A fee of 5% of the gross proceeds will be paid when Moldbury Holdings Limited purchases the Company's common stock, at the Company's request, pursuant to the Equity Line of Credit Agreement.

5. On May 11, 2000, the Company issued 642,570 common shares to Insurance Services Office, Inc. (ISO) for $4,000,000. In connection therewith, the Company issued a warrant to ISO to purchase 180,000 common shares at an exercise price of $8.09 per share. The warrant expires on August 15, 2005. ISO has the right to designate one individual to be nominated as a member of the Company's Board of Directors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and therefore is including this special note to enable it to do so. Forward-looking statements contained herein involve risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in the legal and insurance industries; the Company's inability to retain current or new hearing officers; changes in the public court system; and the degree and timing of the market's acceptance of its clickNsettle.com website and in-person and video-conferenced arbitration and mediation programs.

General

         The Company provides alternative dispute resolution ("ADR") services principally to insurance companies, law firms, corporations and municipalities, on an in-person basis, via video conferencing and on the Internet through its clickNsettle.com website. To date, the Company has focused the majority of its marketing efforts on developing new relationships and expanding existing relationships with these entities which the Company believes are significant consumers of ADR services. The Company believes that with its global roster of qualified hearing officers, video conferencing capabilities, knowledge of dispute resolution, reputation within the corporate and legal communities and Internet- based dispute resolution programs, it is uniquely positioned to provide a comprehensive web-enabled solution to disputing parties worldwide.

         The Company opened for business in March 1992 in New York and currently operates from locations in New York, Massachusetts and Tennessee.

         The Company's objective is to become the leading global provider of web-enabled dispute resolution services; to offer one-stop shopping for anyone involved in any type of dispute, anywhere in the world; and to provide this service more quickly, economically and efficiently than previously possible. The Company intends to achieve this goal by employing the following strategies: (1) marketing its Internet settlement website, clickNsettle.com, which is designed to attract a larger customer base on a global scale with lower incremental costs; (2) expanding the functionality of clickNsettle.com to address multi-party disputes, class-action litigation and other new markets, including multi-jurisdictional claims which are becoming more commonplace as a result of the global transition towards e-commerce;(3) focusing the advertising campaign initiated during fiscal year 1998 towards building brand recognition of clickNsettle.com; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on a national and regional basis by capitalizing on the Company's market position; (5) exploring strategic alliances with business entities that have the ability to promote clickNsettle.com and NAM's legacy ADR services to their customers; and (6) becoming a primary provider of international dispute resolution services.

         In June 1999, the Company introduced clickNsettle.com, an Internet website which offers a cost effective forum to resolve disputes globally using a unique, fully interactive blind bid negotiating process. The service, with patent pending, can be accessed 24 hours a day, 7 days a week and is being targeted to the multi-billion dollar litigation market.

         Although additional amounts will be expended in further expanding, enhancing and marketing this service during fiscal year 2000, Management believes that clickNsettle.com has the potential to be successful for the following reasons: (1) designed to process a large volume of cases electronically with a lower cost per case; (2) ability to broaden the Company's client base as the program is beneficial to any litigant with a dispute which can be resolved with a monetary settlement; (3) easy accessibility by potential users via the Internet; (4) ability to reach potential users on a global basis;
(5) lead generator for traditional ADR business; (6) captures valuable case information providing the user with a data-mining source to benchmark information on settlements by injury and venue; and (7) reporting capabilities to summarize and provide analysis of a client's entire ADR program including traditional arbitration and mediation conferences and electronic settlements over the Internet.


Third Quarter Ended March 31, 2000 Compared to Third Quarter Ended
March 31, 1999

         Revenues. Revenues increased 10% to $946,237 for the third quarter ended March 31, 2000 from $857,530 for the comparable prior period. The increase in revenues is attributable to a larger number of hearings as well as an increase in average revenue per case. Additionally, the current period included revenues generated by clickNsettle.com, the Company's Internet settlement website which was first introduced in June 1999.

         Cost of Services. Cost of services increased 9% to $231,290 for the third quarter ended March 31, 2000 from $213,156 for the third quarter ended March 31, 1999. The increase in absolute dollars relates primarily to the increase in sales. Cost of services as a percentage of revenues decreased slightly to 24.4% for the third quarter of fiscal year 2000 from 24.9% for the third quarter of fiscal year 1999. The ratio of cost of services to revenues will fluctuate based on electronic revenues and the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs increased 24% to $513,563 for the third quarter ended March 31, 2000 from $412,980 for the third quarter ended March 31, 1999. Sales and marketing costs as a percentage of revenues increased to 54% in the third quarter of fiscal year 2000 from 48% in the third quarter of fiscal year 1999. The Company increased its marketing staff and secured public relations services, thereby incurring higher salary, travel and advertising costs, to promote the Company's web-enabled dispute resolution and international services.

         General and Administrative. General and administrative costs increased 18% to $606,459 for the third quarter ended March 31, 2000 from $514,358 for the third quarter ended March 31, 1999. A portion of the increase (approximately $38,000) relates to salary and related items (including payroll taxes, benefits, employee recruitment fees and outside services) due to increases in staff for data processing and other administrative functions, including temporary help, to support and enhance clickNsettle.com as well as NAM's in-person traditional arbitration and mediation services. Additionally, the Company incurred higher corporate legal fees (partially attributable to patent and trademark filings related to clickNsettle.com). Furthermore, general and administrative costs as a percentage of revenues increased to 64% in the third quarter of fiscal year 2000 from 60% for the comparable prior period.

         Other Income. Other income decreased 47% from $124,193 in the third quarter of fiscal year 1999 to $65,289 in the third quarter of fiscal year 2000. Other income is composed primarily of investment income and realized gains (losses) generated from investments. The change between the periods relates primarily to a decline in realized gains from sales of marketable securities from approximately $103,000 in the third quarter of fiscal year 1999 to approximately $46,000 in the third quarter of fiscal year 2000.

         Income Taxes. Tax benefits resulting from net losses incurred for the periods ended March 31, 2000 and 1999 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended March 31, 2000, the Company had a net loss of ($339,786) as compared to a net loss of ($158,771) for the three months ended March 31, 1999. The loss increased as additional expenditures were made for salaries, marketing and legal costs in order to enhance and promote the Company's web-based dispute resolution services.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

         Revenues. Revenues decreased 2% to $2,921,989 for the nine months ended March 31, 2000 from $2,969,786 for the comparable prior period. The decrease in revenues is attributable to an overall decline in the number of hearings conducted during the period. Management believes this is primarily the result of many of the Company's marketing and other resources being devoted to the introduction and promotion of clickNsettle.com in the first quarter and the subsequent shift towards an Internet-based business with more efficient primary customer service centers and national account arrangements rather than numerous regional locations. During the second quarter of fiscal year 2000, the Company introduced an enhanced version of clickNsettle.com which focused on its unique, unlimited bid, real-time negotiating format. The Company believes that continuous improvement of its Internet negotiating model is critical to the success of the clickNsettle.com website and will continue to invest resources in this area.

         Cost of Services. Cost of services decreased 7% to $725,698 for the nine months ended March 31, 2000 from $778,944, for the nine months ended March 31, 1999. The decrease relates primarily to the decrease in sales and to a charge in the nine months of fiscal year 1999 for the granting and vesting of stock options with respect to a hearing officer as well as payments to hearing officers in connection with the commencement of exclusive arrangements with the Company. As a result, the cost of services as a percentage of revenues decreased to 24.8% for the first nine months of fiscal year 2000 from 26.2% for the first nine months of fiscal year 1999. The ratio of cost of services to revenues will fluctuate based on electronic revenues and the number of hours per case, as well as the ability (or inability) of an office to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs increased 3% to $1,570,858 for the nine months ended March 31, 2000 from $1,531,843 for the nine months ended March 31, 1999. Sales and marketing costs as a percentage of revenues increased to 54% for the nine months ended March 31, 2000 from 52% for the comparable prior period. The increase largely relates to higher salary and travel costs to promote the Company's web-enabled dispute resolution and international services. This increase was offset by a decline in advertising costs of approximately $128,000 from the first nine months of fiscal year 1999 to the first nine months of fiscal year 2000.

         General and Administrative. General and administrative costs increased 13% to $1,825,880 for the nine months ended March 31, 2000 from $1,615,034 for the nine months ended March 31, 1999. Most of the increase (approximately $129,000) relates to salary and related items (including payroll taxes, benefits, employee recruitment fees and outside services) due to increases in staff for data processing and other administrative functions, including temporary help, to support and develop clickNsettle.com, as well as NAM's in-person traditional arbitration and mediation services. The remaining increase was largely related to higher corporate legal fees (partially attributable to patent and trademark filings related to clickNsettle.com). Furthermore, general and administrative costs as a percentage of revenues increased to 62% in the first nine months of fiscal year 2000 from 54% for the comparable prior period.

         Other Income. Other income (expenses) changed from an expense of ($125,137) for the first nine months of fiscal year 1999 to income of $320,991 for the first nine months of fiscal year 2000. Other income is composed primarily of investment income and realized gains (losses) generated from investments. The change between the periods relates primarily to an increase in realized gains from sales of marketable securities from a net loss of approximately $200,000 for the nine months ended March 31, 1999 to a net gain of approximately $259,000 for the nine months ended March 31, 2000.

         Income Taxes. Tax benefits resulting from net losses incurred for the nine month periods ended March 31, 2000 and 1999 were not recognized as the Company recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the nine months ended March 31, 2000, the Company had a net loss of ($879,456) as compared to a net loss of ($1,081,172) for the nine months ended March 31, 1999. The loss decreased primarily due to higher realized gains on the sale of marketable securities offset by higher salaries, marketing and legal costs in order to enhance and promote the Company's web-based dispute resolution services.


Liquidity and Capital Resources

         At March 31, 2000, the Company had working capital surplus of $2,795,626 compared to $1,925,911 at June 30, 1999. The increase in working capital was primarily due to the issuance of 1,850 shares of Series A Exchangeable Preferred Stock in February 2000 offset by cash used in operating activities to fund the net loss for the nine months ended March 31, 2000.

         Net cash provided by investing activities was $23,622 for the nine months ended March 31, 2000 versus $1,268,210 for the comparable prior period. The change in cash from investing activities was principally due to a lower level of net sales and maturities of marketable securities in the current period as compared to the prior period.

         Net cash provided by financing activities increased to $1,712,511 for the nine months ended March 31, 2000 from 0 in the prior comparable period. The increase was largely due to the issuance of Series A Exchangeable Preferred Stock in February 2000 for $1,850,000 less issuance costs.

         On May 11, 2000, the Company received $4,000,000 from the issuance of 642,570 shares of common stock to a single investor.

         The Company anticipates that cash flows, together with funds received in connection with its recent issuance of preferred and common stock as described above, will be sufficient to fund the Company's operations for the next year. Additionally, in February 2000, the Company entered into an Equity Line of Credit Agreement. Under this agreement, the Company has the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of the Company's common stock. The amounts of the purchases are subject to a floating number based on the closing bid price of the Company's common stock and the average trading volume of such stock in a thirty-day period. The equity line may be increased on or about April 16, 2001 to $14,000,000 provided that certain criteria are met by the Company including the achievement of minimum levels of cash and cash equivalents and quarterly revenues.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                           Not applicable.

Item 2.           Changes in Securities and Use of Proceeds.
                           In November 1996, the Company raised additional
                  capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $2,688,000 had been utilized through June 30, 1999 as disclosed in the Company's Form 10-KSB. During the nine months ended March 31, 2000, the Company additionally expended approximately $870,000 for working capital and general corporate purposes, including the development and marketing of clickNsettle.com.

Item 3.           Defaults upon Senior Securities.
                           Not applicable.

Item 4.           Submission of matters to a Vote of Security Holders.
                           None.


Item 5.           Other information.
                           Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

                 Exhibit
                 Number                  Description of Document
                 ------                  -----------------------
                  3.1               Certificate of Incorporation, as amended (1)
                  3.1(b)            Certificate of Designatrion of Series A Exchangeable Preferred Stock (7)
                  3.1(c)            Certificate of Correction of Certificate of Designation of Series A
                                    Exchangeable Preferred Stock (8)
                  3.2               By-Laws of the Company, as amended (4)
                  10.1              1996 Stock Option Plan, amended and restated(4)
                  10.2              Employment Agreement between Company and Roy Israel(3)
                  10.2.1            Amendment to Employment Agreement between Company and Roy Israel (4)
                  10.3              Employment Agreement between Company and Cynthia Sanders (4)
                  10.4              Employment Agreement between Company and Daniel Jansen (1)
                  10.5              Employment Agreement between Company and Patricia Giuliani-Rheaume (2)
                  10.6              Employment Agreement between Company and Robert Mack (6)
                  10.7              Lease Agreement for Great Neck, New York facility (1)
                  10.7.1            Amendment to Lease Agreement for Great Neck, New York faciity (5)
                  10.8              Exchangeable Preferred Stock and Warrants Purchase Agreement (7)
                  10.9              Preferred Stock Registration Rights Agreement (7)
                  10.11             Private Equity Line of Credit Agreement between Moldbury Holdings Limited and the Company (7)
                  10.12             Private Equity Line of Credit Registration Rights Agreement (7)
                  10.13             Stock Purchase Warrant for Moldbun Holdings Limited (7)
                  27                Financial Data Schedule **

---------------------------
                  (1) Incorporated herein in its entirety by reference to the
                      Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

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

                  (5) Incorporated herein in its entirety by reference to the
                      Company's 1999 Annual Report on Form 10-KSB.

                  (6) Incorporated herein in its entirety by reference to the
                      Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

                  (7) Incorporated herein in its entirety by reference to the
                      Company's SB-2 filed on March 28, 2000.

                  (8) Incorporated herein in its entirety by reference to the
                      Company's SB-2A filed on April 21, 2000.


                  **                Filed herewith.



                  (b) Reports on Form 8-K.
                      Form 8-K was filed on March 29, 2000 in conjunction with the issuance of 1,850 shares of the Company's Series A Exchangeable Preferred Stock. Form 8-K was filed on April 20, 2000 to announce the Company's extension of its March 1998 purchase plan to acquire up to 600,000 shares of its common stock during a one-year period.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NAM CORPORATION

Date: May 12, 2000         By: /s/ Roy Israel
                               --------------------------------
                               Roy Israel, President and CEO

Date: May 12, 2000         By: /s/ Patricia A. Giuliani-Rheaume
                               --------------------------------
                               Patricia A. Giuliani-Rheaume,
                               Vice President, Treasurer and CFO