Form 10KSB
period 2000-06-30
CLICKNSETTLE COM INC
filed 2000-09-28
CIK 925741

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-21419

                clickNsettle.com, Inc. (formerly NAM CORPORATION)
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                Delaware                                     23-2753988
                --------                                     ----------
    (State or Other Jurisdiction                         (IRS Employer
    of Incorporation or Organization)                    Identification No.)


                       1010 NORTHERN BOULEVARD, SUITE 336
                           GREAT NECK, NEW YORK 10021
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. $3,987,928

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 11, 2000 is $7,806,886.

As of September 11, 2000, 4,318,776 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format   Yes___  No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

          Part I. -- None Part II. -- None
          Part III. -- Proxy statement to be filed by October 28, 2000

                                     PART I

         From time to time, including in this annual report on Form 10-KSB, clickNsettle.com, Inc. (formerly NAM Corporation) (the "Company" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following; changes in the insurance and legal industries; our inability to retain current or new hearing officers; changes in the public court systems; and the degree and timing of the market's acceptance of our web site and in-person and video-conferenced arbitration and mediation programs.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

         We operate in one business segment as a provider of arbitration and mediation services, also known as alternative dispute resolution services, or ADR services, principally to insurance companies, law firms, corporations and municipalities. An ADR proceeding is an alternative forum to the public court system for resolving civil disputes.

         Our objective is to become the leading global provider of dispute resolution services by providing the total solution for our clients; by offering one-step shopping for anyone involved in any type of dispute, anywhere in the world; and to provide this service more quickly, economically and efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) marketing our comprehensive suite of web-enabled dispute resolution tools which are designed to attract a larger customer base on a global scale with lower incremental costs; (2) positioning clickNsettle.com as a necessary component of e-commerce transactions so as to provide a mechanism for the resolution of any potential dispute, should one occur, among parties who may be geographically diverse; (3) focusing our advertising campaign towards building brand recognition; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on an international basis by capitalizing on our market position; (5) continue to explore strategic alliances with business entities that have the ability to promote clickNsettle.com; and (6) becoming a primary provider of international, no-fault and intellectual property dispute resolution.

          clickNsettle.com, with patent pending on its unique fully-interactive blind bid negotiation process, can be accessed 24 hours a day, 7 days a week and is being targeted to the multi-billion dollar litigation market. We believe that our web-enabled suite of dispute resolution tools provide us with the following capabilities: (1) ability to process a large volume of cases electronically with a lower cost per case; (2) easy accessibility by potential users via the Internet; (3) ability to reach potential users on a global basis; (4) lead generator for our in-person arbitration and mediation services which offer a roster of 1,300 arbitrators and mediators worldwide; (5) ability to benchmark data on settlements by injury and venue; and (6) reporting capabilities to summarize and provide analysis of a client's entire ADR program including in-person arbitration and mediation conferences and electronic settlements over the Internet.

         We believe that the ADR business is a growing industry based upon (a) the continuing inability of the public court system to manage effectively its docket of civil cases and (b) the explosion of e-commerce transactions and the subsequent need for an electronic dispute resolution tool to address a potential new source of litigation. An ADR proceeding streamlines the traditional cumbersome public litigation process. As compared to the public court system, an ADR proceeding generally offers litigants a faster resolution, confidentiality, reduced expenses, flexibility in procedures and solutions, and control over the process. With respect to business-to-business disputes, ADR proceedings also can preserve business relations among the parties because its nature is less adversarial and disputes may be resolved promptly.

         The Company was formed on January 12, 1994 under the laws of the State of Delaware. On October 31, 1994, we acquired all of the outstanding common stock of National Arbitration & Mediation, Inc. ("NA&M"), a New York corporation, formed on February 6, 1992, which was owned by our Chief Executive Officer and President, and our former Executive Vice President. NA&M began operations in March 1992 as a provider of ADR services. NA&M was merged into the Company as of the end of June 1999. In June 2000, shareholder approval was obtained to change the name of the Company from NAM Corporation to clickNsettle.com, Inc. to more appropriately reflect the present and future scope of our business and prospects.

Services Offered

         Online, blind bid negotiation process: At the end of June 1999, we introduced our online, blind bid negotiation process which is an Internet based, interactive virtual court service that offers an alternative to traditional litigation. The program utilizes a direct settlement format that allows disputing parties to enter an unlimited number of "blind" and confidential offers and demands, via the Internet, to settle cases. Through this service, we provide disputants with the ability to negotiate a case with their adversary without actually "tipping their hand" about what amount they would accept for settlement. The demands and offers are secure. Only the final settlement figures are ever revealed. This ensures that neither party loses any bargaining power if a settlement is not reached. In the event of non-settlement, the parties may automatically submit the case for in-person arbitration and mediation with us. The service, with patent pending, can be accessed 24 hours a day, 7 days a week and also provides detailed reporting of both in-person arbitration and mediation results and electronic settlement statistics.

         Arbitration: Our arbitration procedure follows a format essentially similar to a non-jury trial in the public court system. Parties are given a forum in which to present their cases. Litigants utilize this process to save a significant amount in fees relative to traditional court costs and are spared the time delays and some of the cumbersome procedures commonly associated with public court trials. Our hearings are generally governed by our rules of procedure. The parties, however, may depart from these rules and proceed in the fashion they deem desirable for the resolution of the case. The parties select a panel member from our list of 1,300 worldwide hearing officers.

         The hearings are private, thereby providing a level of confidentiality not readily available in the public court system. Subject to the parties' agreement, the proceedings may include discovery, examination of non-party witnesses, the filing of post-hearing briefs and other matters that may arise in the conduct of non-jury trials.

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

         Generally arbitration decisions are binding in nature and, unless otherwise stipulated by the parties, are appealable in only limited circumstances in the public court system. We do not currently offer any type of appeal procedure. Our arbitration decisions are generally enforceable in the public court system by following prescribed filing procedures in the applicable local jurisdiction.

         Mediation (Settlement Conferencing): The mediation method used by us is settlement conferencing, a non-binding process. Settlement conferencing provides an opportunity for parties to reach an early, amicable resolution without undue expense and time-consuming litigation. The voluntary process of settlement conference mediation can be an effective tool for a wide variety of disputes, including tort claims and commercial conflicts.

         The parties and a hearing officer attend the settlement conference. Each party may choose to submit a settlement conference memorandum setting forth a brief summary of facts, indicating, for example, why each party has or does not have liability and, if applicable, a statement of the party's damages. At the settlement conference, each party is given an opportunity to describe the facts of the case and explain its position. Thereafter, the hearing officer meets privately with each side on an alternating basis to evaluate their respective cases, and receives proposed concessions that each party might make, and potential settlement figures that each party may offer, with a view toward guiding the parties to the settlement of their dispute. Settlement figures and possible concessions are typically not discussed between a party and the hearing officer without the other party's express consent to disclosing its position. In many instances, the settlement conference procedure results in the resolution of all issues.

         Other ADR Services: In addition to online, blind bid negotiations and in-person mediations and arbitrations, we offer, among other services, advisory opinions and specialized dispute resolution programs depending on the parties' particular needs. We also offer Case Resolution Days. Case Resolution Days are events usually scheduled at an insurance company client's office in which we arrange for parties to hold high volume direct settlement meetings without the participation of a hearing officer. If the individual meetings do not resolve the dispute, we provide a hearing officer to mediate the dispute if the parties wish to pursue settlement.

         Video Conferencing: We have the ability to offer video conferencing capabilities that allows us to provide services to a wider range of clients on a geographical basis. By using this service, clients can participate in and observe hearings without leaving their offices. This results in the reduction of certain costs to the client associated with the ADR process. In addition, the video conferencing equipment, which can be purchased or leased directly from us, has applications beyond the ADR area for clients.

Marketing and Sales

         During the second half of fiscal year 2000, we completed the major portion of our development phase with respect to our web-enabled suite of dispute resolution tools and shifted our focus towards exploiting the assets we had developed. We appointed certain account representatives as national account managers who began marketing the total ADR solution, both online and in-person, to promote all aspects of our service. National account managers are charged with the goal of pursuing new business as well as increasing the volume of business with existing clients through in-person meetings, presentations, educational seminars relating to ADR services and periodic monitoring of a client's ADR activity. The remaining account representatives concentrate their time and efforts on processing case submissions and working closely with clients on a daily basis to ensure the highest level of customer satisfaction. As of September 11, 2000, we employed 19 account representatives to market our services. Account representatives are salaried employees and are eligible for additional commissions/incentives based on revenue generated.

         Our president, assistant general counsel and vice president of client services have become active in working with our account executives. Account executives in the regional offices may first report to a regional manager who then reports to the vice president of client services. The regional managers' employment agreements provide for additional compensation based on the profits of the manager's operation.

         Account executives are trained over approximately a two-week period. This training period may vary depending on the overall abilities of each candidate, the level of prior experience and their aptitude to assimilate the required marketing skills. The training includes the development of sales/service techniques and the introduction to our customers. After this initial period, the new account executive's performance is closely monitored. In addition, staff meetings are generally held weekly to review progress against goals and to enhance marketing skills.

         The majority of our clients are insurance carriers and law firms. In fiscal years 2000 and 1999, no customer exceeded 10% of net revenues. We have a diversified customer base with our revenue distributed among more than 2,000 clients in both fiscal years 2000 and 1999.

          When appropriate, we seek membership contracts with our clients. Further, we continue to enhance our efforts to obtain volume commitments from existing and new clients.


Competition

         The ADR business is highly competitive, on an international, national and regional level. We believe that barriers to entry in the private ADR business are relatively low, and new competitors can begin doing business relatively quickly. We believe this because the provision of ADR services only requires the consent of all parties to submit their dispute for resolution through a proposed ADR provider. There are two types of competitors: not-for-profit and for-profit entities. We believe the largest not-for-profit competitor is the American Arbitration Association and that they have a significant market share in complex commercial cases. The insurance industry has also continued its support for Arbitration Forums, a not-for-profit organization created to service primarily the insurance subrogation market.

         We believe that the domestic private ADR industry is, other than a few national entities, generally fragmented into small ADR service providers. The Company believes that Judicial Arbitration Mediation Services, Inc. ("JAMS") is the largest for-profit ADR provider in the country. The Company's competitors include, among others, JAMS, Cybersettle, National Arbitration Forums and Island

Arbitration and Mediation. In addition, several public court systems, including the federal and certain state courts in New York, our major market, have instituted court-coordinated programs. To the extent that the public courts reduce case backlogs and provide effective dispute resolution mechanisms, our business opportunities in such markets may be reduced.

         Increased competition could decrease the fees charged for our services, and limit our ability to obtain experienced hearing officers. This could have a materially adverse effect on our ability to be profitable in the future. In addition, we compete with other ADR providers to retain the services of qualified hearing officers.

         As compared to the majority of our competitors, we believe that our total solution, comprised of an online, blind bid program and in-person global arbitration and mediation services, is unique. We believe we have certain advantages that enable us to better serve our clients. These advantages include:
(1) a fully interactive case resolution web site which enables parties to resolve disputes by making an unlimited number of blind and confidential settlement offers and demands via the Internet from anywhere in the world, 24 hours a day, 7 days a week; (2) exclusive agreements with many of our qualified hearing officers, who are generally former judges; (3) the ability to monitor and control the scheduling of matters; and (4 ) videoconferencing capability that allows clients to participate in or observe a proceeding without leaving their office. We cannot assure you, however, that these perceived advantages will enable us to compete successfully in the future.


Government Regulation

         ADR services that are offered by private companies, like us, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.


Employees

         As of September 11, 2000, we employed 47 persons, including three part-time employees; of these, five were in executive positions, three of which devote substantially all their attention to sales; 21 were sales managers and sales account representatives and the remaining 21 employees support our operations with respect to information technology, accounting, scheduling, confirming, billing and other administrative duties. The Company also currently utilizes the services of two temporary employees who are eligible for long-term employment.

Hearing Officers

         As of September 11, 2000, we maintained relationships with over 1,300 hearing officers. We have exclusive agreements with respect to ADR proceedings with a number of these hearing officers. Such hearing officers accounted for approximately 63% of the number of in-person cases handled by us for the year ended June 30, 2000. The balance of non-exclusive hearing officers makes their services available to us on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of our roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We maintain 2 leased facilities, which are located in office buildings. Currently, we lease 9,080 square feet of space at 1010 Northern Boulevard, Great Neck, New York for our corporate headquarters and for providing ADR services in the metropolitan New York area. The lease expires June 2005. We also lease 1,320 square feet of space, which lease expires November 2000, for our North Easton, Massachusetts office. We believe this space is adequate for our reasonably anticipated future needs.

         The aggregate rental expense for all of our offices was $188,455 during the year ended June 30, 2000.



ITEM 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending against the Company.


ITEM 4.  SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

         On June 15, 2000, we held a special meeting of shareholders. At the meeting, the shareholders voted on three proposals. The following represents the results of the voting, both in person and by proxy:

For ratification of amendment of the Certificate of Incorporation, as amended, to change the Company's name from NAM Corporation to clickNsettle.com, Inc.:
                  2,985,294 votes for;
                    231,126 votes against;
                        200 abstenations.

For ratification of the issuance by the Company of common stock pursuant to the Equity Line of Credit Agreement:

                  1,867,602 votes for;
                    256,883 votes against;
                      7,555 abstenations;
                  1,084,580 not voted.

For ratification of the issuance by the Company of common stock pursuant to the conversion of Series A Exchangeable Preferred Stock:
                  1,871,345 votes for;
                    250,733 votes against;
                      9,962 abstenations;
                  1,084,580 not voted.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Our Common Stock and Warrants are quoted on the NASDAQ Small Cap Market under the trading symbols "CLIK" and "CLIKW," respectively, and have been quoted since we commenced public trading on November 18, 1996. Prior to November 18, 1996, there was no public market for our securities. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by the NASDAQ Small Cap Market) for each fiscal quarter during the periods indicated.

                                            Common Stock            Warrants
                                           High       Low        High       Low
                                          ----------------      ----------------
Fiscal Year 2000:
-----------------
First quarter (07/1/99-9/30/99)           $9.00      $2.00      $3.22      $0.53
Second quarter (10/01/99-12/31/99)         8.09       4.69       2.69       1.06
Third quarter  (01/01/00-03/31/00)         8.06       4.88       3.00       1.06
Fourth quarter (04/01/00-06/30/00)         6.88       3.50       2.25       0.97

Fiscal Year 1999:
-----------------
First quarter (07/1/98-9/30/98)           $2.75      $1.25      $0.38      $0.13
Second quarter (10/01/98-12/31/98)         2.16       1.00       0.25       0.06
Third quarter  (01/01/99-03/31/99)         1.63       0.69       0.19       0.13
Fourth quarter (04/01/99-06/30/99)         1.75       0.81       0.44       0.09


         On September 11, 2000 the closing bid price for the Common Stock and Warrants, as reported by the NASDAQ Small Cap Market, were $3.313 and $0.625, respectively.

         As of September 11, 2000 there were in excess of 300 holders of our securities.

         The payment of common stock dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

         The Series A Exchangeable Preferred Stock accrues dividends at a rate of 4% annually, unless the thirty-day trading price of our common stock is equal to or greater than $9 at any time after July 15, 2000, in which case dividends will cease to accrue and accrued but unpaid dividends will be canceled. Dividends may be paid at our option, in cash or in registered common stock.

B. In November 1996, we raised additional capital through an initial public offering of our securities. Net proceeds after offering expenses approximated $4,700,000 of which $2,688,000 had been utilized through June 30, 1999. During the year ended June 30, 2000, we additionally expended approximately $1,174,000 for working capital and general corporate purposes. The remaining funds were invested in cash and cash equivalents and marketable equity securities.

         The preceding information updates Form SR filed by the Company in February 1997 pursuant to former Rule 463.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         We provide ADR services to insurance companies, law firms, corporations and municipalities, on an in-person basis, via video conferencing and on the Internet through our clickNsettle.com web site. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. We believe that with our global roster of qualified hearing officers, video conferencing capabilities, knowledge of dispute resolution, reputation within the corporate and legal communities and Internet based dispute resolution programs, we are uniquely positioned to provide a comprehensive web-enabled solution to disputing parties worldwide.

         We opened for business in March 1992 in New York and currently operate from locations in New York, Massachusetts and Tennessee.

         Our objective is to become the leading global provider of dispute resolution services by providing the total solution for our clients; by offering one-step shopping for anyone involved in any type of dispute, anywhere in the world; and to provide this service more quickly, economically and efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) marketing our comprehensive suite of web-enabled dispute resolution tools which are designed to attract a larger customer base on a global scale with lower incremental costs; (2) positioning clickNsettle.com as a necessary component of e-commerce transactions so as to provide a mechanism for the resolution of any potential dispute, should one occur, among parties who may be geographically diverse; (3) focusing our advertising campaign towards building brand recognition; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on an international basis by capitalizing on our market position; (5) continue to explore strategic alliances with business entities that have the ability to promote clickNsettle.com; and (6) becoming a primary provider of international, no-fault and intellectual property dispute resolution.


Future Trends

         We believe that ADR is becoming a more commonly utilized option for the resolution of various dispute types including insurance, contract, commercial, matrimonial, mass-tort and e-commerce. In addition, the ADR industry is, and will continue to be, undergoing a consolidation of ADR service providers as clients seek vendors who can offer technologically sophisticated international, national and regional multi-state ADR programs. We believe our Internet-based business, with more efficient primary customer service and national account arrangements, will exploit this trend. We further believe ADR clients will continue to seek volume discounts on the charges applied by us for services rendered. We believe that this trend may have an overall positive impact on our business because the discounts are usually applied only when an ADR client makes a commitment to refer a minimum number of cases to us.

         We have and may continue to incur net losses in the short-term future as a result of (a) continuing development and other costs associated with clickNsettle.com and (b) our advertising campaign. Although we are actively promoting this product, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, our advertising campaign will continue through fiscal year 2002. In August 2000, we signed an agreement with American Lawyer Media, the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 184,422 shares of our common stock. We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.


Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Results of Operations

         Revenues. Revenues decreased 4% to $3,987,928 for the year ended June 30, 2000 from $4,158,506 for the year ended June 30, 1999. The decrease in revenue is attributable to an overall decline in the number of hearings conducted during the year. We believe this is primarily the result of many of our resources being devoted to the development, introduction and promotion of our web-enabled suite of dispute resolution tools. It is our belief that in addition to providing a global marketing platform, our Internet-based business will provide more efficient primary customer service and national account arrangements rather than require numerous "brick and mortar" regional locations. During the second quarter of fiscal year 2000, we introduced an enhanced version of our online, blind bid program that featured a unique, unlimited bid, real-time negotiating format. We believe that continuous improvement of the Internet negotiating model is critical to our success and we will continue to invest resources in this area.

         Cost of Services. Cost of services decreased 6% to $1,013,611 for the year ended June 30, 2000 from $1,081,309 for the year ended June 30, 1999. The decrease relates primarily to the decline in sales and to a compensation charge in fiscal year 1999 for the granting and vesting of stock options with respect to a hearing officer as well as payments to hearing officers in connection with the commencement of exclusive arrangements with us. As a result, the cost of services as a percentage of revenues decreased to 25.4% for fiscal year 2000 from 26.0% for fiscal year 1999. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs increased 11% to $2,274,318 for the year ended June 30, 2000 from $2,048,058 for the year ended June 30, 1999. Sales and marketing costs as a percentage of revenues increased to 57% for fiscal year 2000 from 49% for fiscal year 1999. Most of the increase (approximately $275,000) relates to higher employee costs and related items and travel costs to promote our web-enabled dispute resolution services. This increase was partially offset by a decline in advertising and external public relations costs of approximately $67,000 from the prior year.

         General and Administrative. General and administrative costs increased 16% to $2,625,513 for the year ended June 30, 2000 from $2,256,309 for the year ended June 30, 1999. Furthermore, general and administrative costs as a percentage of revenues increased to 66% for fiscal year 2000 from 54% for fiscal year 1999. Most of the increase (approximately $221,000) relates to salary and related items (including payroll taxes, benefits, employee recruitment fees and outside services) due to increases in staff for data processing and other administrative functions, including temporary help, to support and develop our online, blind bid negotiation process and our in-person arbitration and mediation services. Furthermore, corporate legal fees increased by $110,000 which is primarily attributable to patent and trademark filings related to our electronic settlement program. Finally, other professional fees increased by approximately $40,000 as additional fees were principally incurred for a market research study aimed at identifying new business opportunities with respect to our comprehensive suite of dispute resolution services.

         Other Income (Expenses). Other income (expenses) changed from an expense of ($67,595) for the year ended June 30, 1999 to income of $381,415 for the year ended June 30, 2000. Other income (expense) is composed primarily of investment income and realized gains (losses) generated from investments. The change between the years relates primarily to an increase in realized gains from sales of marketable securities from a net loss of approximately ($166,000) for fiscal year 1999 to a net gain of approximately $259,000 for fiscal year 2000. Additionally, investment income increased by approximately $34,000 due to higher invested balances as a result of additional financing received in the second half of fiscal year 2000.

         Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2000 and 1999 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2000, we had net operating loss carryforwards for Federal tax purposes of approximately $3,797,000.

         Net Loss. For the year ended June 30, 2000, we had a net loss of ($1,544,099) as compared to a net loss of ($1,294,765) for the year ended June 30, 1999. The loss increased as additional expenditures were made for salaries, marketing and legal and professional fees in order to enhance and promote our comprehensive suite of web-enabled dispute resolution services, offset by realized gains from marketable securities.


Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Results of Operations

         Revenues. Revenues increased 8% to $4,158,506 for the year ended June 30, 1999 from $3,847,975 for the year ended June 30, 1998. Both the number of cases heard and the average dollars earned per case increased in the current year from the prior year. At the end of the second quarter of fiscal year 1999, we realigned our sales operations in order to enhance our ability to process a higher volume of cases as well as to better market our services to potential customers. This was evidenced by a 16% increase in revenues in the fourth quarter of fiscal year 1999 as compared to the fourth quarter of fiscal year 1998.

         Cost of Services. Cost of services increased 12% to $1,081,309 for the year ended June 30, 1999 from $969,345 for the year ended June 30, 1998. The higher volume of business serviced resulted in greater hearing officer fees. Additionally, higher fees were incurred in fiscal year 1999 primarily due to a compensation charge relating to stock options granted to a hearing officer as well as payments to hearing officers in connection with the commencement of exclusive arrangements with us. Without these charges, the cost of services as a percentage of revenues remained stable at 25% for the fiscal years ended June 30, 1999 and 1998, respectively. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs decreased 2% to $2,048,058 for the year ended June 30, 1999 from $2,090,591 for the year ended June 30, 1998. Sales and marketing costs as a percentage of revenues decreased to 49% for fiscal year 1999 from 54% for fiscal year 1998. The decrease largely relates to advertising and external public relations expenditures. Such costs decreased by approximately $176,000 from $566,000 in fiscal year 1998 to $390,000 in fiscal year 1999. The decrease was largely due to the commencement of an advertising campaign during the third quarter of the 1998 fiscal year whereby we placed advertisements in a variety of media. The campaign was aimed at quickly establishing a brand name within the dispute resolution industry. As we believe we have made significant progress in achieving this goal, we have continued advertising to maintain our name recognition but at a reduced level. There can be no assurance that such expenditures will produce higher revenues. Offsetting this decline was an increase in sales salaries and related costs of approximately $102,000 as sales management and the sales force was strengthened to pursue additional business opportunities. Additionally, entertainment, promotions and travel expenses increased by approximately $33,000 as a result of sales visits to corporate headquarters of targeted clients throughout the country and Company-sponsored events for clients to promote our brand name.

         General and Administrative. General and administrative costs increased 17% to $2,256,309 for the year ended June 30, 1999 from $1,932,158 for the year ended June 30, 1998. Furthermore, general and administrative costs as a percentage of revenues increased to 54% for fiscal year 1999 from 50% for fiscal year 1998. Most of the increase (approximately $185,000) relates to salary and related items due to increases in staff for data processing and other administrative functions, including temporary help, to support and develop clickNsettle.com, as well as our traditional arbitration and mediation services. Secondly, there was an increase of approximately $67,000 relating to costs incurred in connection with seminars/conferences sponsored by us for marketing our services to potential clients in the arbitration and mediation industry and for employee training. Higher expenses were also incurred for rent (as the New York headquarters was expanded mid-year), legal fees and depreciation.

         Other Income (Expenses). Other income (expenses) changed from income of $514,985 for the year ended June 30, 1998 to an expense of ($67,595) for the year ended June 30, 1999. Other income (expense) is composed primarily of investment income and realized gains (losses) generated from investments. During the 1999 fiscal year, we sold a substantial portion of our marketable securities. As a result, net realized losses approximated ($166,000) for the year ended June 30, 1999 as compared to $356,000 of realized gains for the year ended June 30, 1998. In addition, investment income also declined as we reduced our investment portfolio and conservatively decreased our equity portfolio in favor of a larger concentration in money market funds.

         Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 1999 and 1998 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 1999, we had net operating loss carryforwards for Federal tax purposes of approximately $2,062,000 and net capital loss carryforwards for Federal tax purposes of approximately $166,000.

         Net Loss. For the year ended June 30, 1999, we had a net loss of ($1,294,765) as compared to a net loss of ($629,134) for the year ended June 30, 1998. The loss increased primarily due to lower investment income mainly as a result of losses realized from the sale of marketable equity securities, as well as higher costs incurred to develop, market and support our electronic case resolution products and anticipated future growth.


Liquidity and Capital Resources

         At June 30, 2000, the Company had a working capital surplus of $5,944,827 as compared to $1,925,911 at June 30, 1999. The increase in working capital was attributed to net proceeds realized from the issuance of 1,850 shares of Series A Exchangeable Preferred Stock in February 2000 and from the issuance of common stock in a private placement offering in May 2000, offset by cash used in operating activities to fund the net loss for the year ended June 30, 2000.

         Net cash used in investing activities was $64,478 for the year ended June 30, 2000 versus net cash provided by investing activities of $1,332,497 for the year ended June 30, 1999. The change in cash from investing activities was principally due to a lower level of net sales and maturities of marketable securities in the current year as compared to the prior year.

         Net cash provided by financing activities increased to $5,649,230 for the year ended June 30, 2000 from $0 for the year ended June 30, 1999. The increase was largely due to net proceeds from the issuance of Series A Exchangeable Preferred Stock in February 2000 and the issuance of 642,570 shares of common stock to a single investor in May 2000.

         We anticipate that cash flows, together with funds received in connection with the issuance of preferred and common stock as described above, will be sufficient to fund our operations for the next year. Additionally, in February 2000, we entered into an Equity Line of Credit Agreement. Under this agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock. The amounts of the purchases are subject to a floating number based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period. The equity line may be increased on or about April 16, 2001 to $14,000,000 provided that certain criteria are met by us including the achievement of minimum levels of cash and cash equivalents and quarterly revenues.


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

Report of Independent Certified Public Accountants                       F-2


Financial Statements

   Consolidated Balance Sheets                                           F-3

   Consolidated Statements of Operations                                 F-4

   Consolidated Statement of Changes in Stockholders' Equity
     and Comprehensive Loss                                           F-5 - F-6

   Consolidated Statements of Cash Flows                                 F-7

   Notes to Consolidated Financial Statements                         F-8 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    clickNsettle.com, Inc.


We have audited the accompanying consolidated balance sheets of clickNsettle.com, Inc. and Subsidiaries (formerly known as NAM Corporation) (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of clickNsettle.com, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP


Melville, New York
August 25, 2000
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                      ASSETS                                       2000                    1999
                                                                                -----------            -----------
CURRENT ASSETS
  Cash and cash equivalents                                                     $ 5,976,439            $ 1,776,261
  Marketable securities                                                             601,188                436,283
  Accounts receivable (net of allowance for doubtful
    accounts of $140,000 and $110,000, respectively)                                443,469                515,088
  Other receivables                                                                   9,718                 86,496
  Prepaid expenses                                                                   76,528                 79,918
                                                                                -----------            -----------
      Total current assets                                                        7,107,342              2,894,046
FURNITURE AND EQUIPMENT - AT COST,
  less accumulated depreciation                                                     290,836                269,393
OTHER ASSETS                                                                         30,711                 37,514
                                                                                -----------            -----------
                                                                                $ 7,428,889            $ 3,200,953
                                                                                ===========            ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $   406,078            $   313,740
  Accrued liabilities and dividends payable                                         356,611                249,551
  Accrued payroll and employee benefits                                              93,822                166,620
  Deferred revenues                                                                 306,004                238,224
                                                                                -----------            -----------
      Total current liabilities                                                   1,162,515                968,135
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Series A Exchangeable Preferred Stock - $.001 par value; 2,100 shares authorized; 1,850 shares issued and outstanding in 2000;
    liquidation preference of $1,000 per share                                    1,634,789                      -
  Common stock - $.001 par value; 15,000,000 shares authorized;
    shares issued and outstanding, 4,093,279 in 2000 and
    3,370,739 in 1999                                                                 4,093                  3,371
  Additional paid-in capital                                                      8,939,677              4,797,637
  Accumulated deficit                                                            (4,326,628)            (2,663,446)
  Accumulated other comprehensive income                                             14,443                 95,256
                                                                                -----------            -----------
      Total stockholders' equity                                                  6,266,374              2,232,818
                                                                                -----------            -----------
                                                                                $ 7,428,889            $ 3,200,953
                                                                                ===========            ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,


                                                                                    2000                   1999
                                                                                -----------            -----------
Net revenues                                                                    $ 3,987,928            $ 4,158,506
                                                                                -----------            -----------
Operating costs and expenses
  Cost of services                                                                1,013,611              1,081,309
  Sales and marketing expenses                                                    2,274,318              2,048,058
  General and administrative expenses                                             2,625,513              2,256,309
                                                                                -----------            -----------
                                                                                  5,913,442              5,385,676
                                                                                -----------            -----------
      Loss from operations                                                       (1,925,514)            (1,227,170)

Other income (expenses)
  Investment income (loss)                                                          363,381                (85,581)
  Other income                                                                       18,034                 17,986
                                                                                -----------            -----------
                                                                                    381,415                (67,595)
                                                                                -----------            -----------
      Loss before income taxes                                                   (1,544,099)            (1,294,765)

Income taxes                                                                              -                      -
                                                                                -----------            -----------
      NET LOSS                                                                   (1,544,099)            (1,294,765)

Preferred stock dividend and deemed dividend on preferred
  stock for beneficial conversion                                                  (119,083)                     -
                                                                                -----------            -----------
      Net loss attributable to common stockholders                              $(1,663,182)           $(1,294,765)
                                                                                ===========            ===========

Net loss per common share - basic and diluted                                         $(.47)                 $(.39)
                                                                                      =====                  =====

Weighted-average shares outstanding - basic and diluted                           3,516,913              3,337,623
                                                                                ===========            ===========


The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                       Years ended June 30, 2000 and 1999








                                     Preferred stock              Common stock          Additional
                                  ---------------------      ---------------------       paid-in          Accumulated
                                   Shares       Amount         Shares      Amount        capital            deficit
                                  --------     --------      ---------   ---------      ----------       ------------
Balances at June 30, 1998                                    3,334,978     $ 3,335      $4,778,179       $(1,368,681)

Compensation related to stock
  option plan                                                                               19,494
Shares issued pursuant to
  restricted stock award                                        35,761          36             (36)
Net loss                                                                                                  (1,294,765)
Change in unrealized gain
  (loss) on marketable securities
Earned portion of stock bonus
  plan
                                                             ---------     ------       ----------       -----------

Comprehensive loss


Balances at June 30, 1999
  (carried forward)                                          3,370,739       3,371       4,797,637        (2,663,446)



                                  Accumulated     Unearned
                                     other         compen-
                                    compre-        sation
                                    hensive        stock         Total
                                    income         bonus      stockholders'    Comprehensive
                                    (loss)         plan          equity             loss
                                  ------------   --------     -------------    -------------
Balances at June 30, 1998         $ (58,888)      $(103)      $ 3,353,842

Compensation related to stock
  option plan                                                      19,494
Shares issued pursuant to
  restricted stock award
Net loss                                                       (1,294,765)       $(1,294,765)
Change in unrealized gain
  (loss) on marketable securities   154,144                       154,144            154,144
Earned portion of stock bonus
  plan                                              103               103
                                  ---------       -----       -----------        -----------

Comprehensive loss                                                               $(1,140,621)
                                                                                 ============

Balances at June 30, 1999
  (carried forward)                  95,256           -         2,232,818


                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE LOSS (continued)

                       Years ended June 30, 2000 and 1999







                                     Preferred stock              Common stock          Additional
                                  ---------------------      ---------------------       paid-in          Accumulated
                                   Shares       Amount         Shares      Amount        capital            deficit
                                  --------     --------      ---------   ---------      ----------       ------------
Balances at June 30, 1999
   (brought forward)                                         3,370,739      $3,371      $4,797,637       $(2,663,446)

Compensation related to stock
   options and warrants                                                                     36,988
Shares issued pursuant to
   restricted stock awards                                      36,744          37             (37)
Shares issued upon exercise of
   stock options and warrants                                   33,226          33          53,312
Gain on shareholder's stock                                                                  1,720
Shares and warrants issued
   pursuant to preferred
   stock and equity line of credit
   offerings, net of issuance
   costs of $221,282               1,850     $1,543,456         10,000          10          85,252
Preferred stock dividend and
   deemed dividend on
   preferred stock for
   beneficial conversion                         91,333                                                     (119,083)
Shares issued pursuant to
   private placement, net of
   issuance costs of $34,553                                   642,570         642       3,964,805
Net loss                                                                                                  (1,544,099)
Change in unrealized gain
(loss) on marketable securities
                                   -----     ----------      ---------      ------      ----------       -----------
Comprehensive loss

Balances at June 30, 2000          1,850     $1,634,789      4,093,279      $4,093      $8,939,677       $(4,326,628)
                                   =====      =========      =========      ======      ==========       ===========



                                      Accumulated     Unearned
                                         other         compen-
                                        compre-        sation
                                       hensive         stock         Total
                                        income         bonus      stockholders'    Comprehensive
                                        (loss)         plan          equity             loss
                                     -------------   --------     -------------    -------------
Balances at June 30, 1999
   (brought forward)                   $ 95,256        $  -       $ 2,232,818

Compensation related to stock
   options and warrants                                                36,988
Shares issued pursuant to
   restricted stock awards
Shares issued upon exercise of
   stock options and warrants                                          53,345
Gain on shareholder's stock                                             1,720
Shares and warrants issued
   pursuant to preferred
   stock and equity line of credit
   offerings, net of issuance
   costs of $221,282                                                1,628,718
Preferred stock dividend and
   deemed dividend on
   preferred stock for beneficial
   conversion                                                         (27,750)
Shares issued pursuant to
   private placement, net of
   issuance costs of $34,553                                        3,965,447
Net loss                                                           (1,544,099)       $(1,544,099)
Change in unrealized gain
   (loss) on marketable securities      (80,813)                      (80,813)           (80,813)
                                      ---------        ----       -----------        -----------
Comprehensive loss                                                                   $(1,624,912)

Balances at June 30, 2000             $  14,443        $  -       $ 6,266,374
                                      =========        ====       ===========


The accompanying notes are an integral part of this statement.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                                             2000                  1999
                                                                                         ------------          ------------
Cash flows from operating activities
   Net loss                                                                              $(1,544,099)          $(1,294,765)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                                         115,445               101,948
       Provision for bad debts                                                                30,000                20,000
       (Gains) losses on sales of marketable securities                                     (259,194)              166,259
       Losses on sales of furniture and equipment                                                383                   490
       Earned portion of stock bonus plan                                                                              103
       Compensation related to stock options and warrants                                     36,988                19,494
       Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                           41,619              (149,788)
         Decrease (increase) in other receivables                                             21,352               (13,125)
         Decrease (increase) in prepaid expenses                                               3,390               (34,838)
         Decrease (increase) in other assets                                                   2,912                (1,715)
         Increase in accounts payable and accrued liabilities                                171,648                84,327
         (Decrease) increase in accrued payroll and employee benefits                        (72,798)               40,259
         Increase in deferred revenues                                                        67,780                87,835
                                                                                         -----------           -----------
       Net cash used in operating activities                                              (1,384,574)             (973,516)
                                                                                         -----------           -----------
Cash flows from investing activities
   Purchases of marketable securities                                                     (1,118,675)           (1,334,887)
   Proceeds from sales of marketable securities                                              932,150             2,267,481
   Proceeds from maturities of marketable securities                                         200,000               570,000
   Decrease (increase) in receivable for securities sold                                      55,426               (55,426)
   Purchases of furniture and equipment                                                     (133,379)             (115,471)
   Sales of furniture and equipment                                                                                    800
                                                                                         -----------           -----------
       Net cash (used in) provided by investing activities                                   (64,478)            1,332,497
                                                                                         -----------           -----------
Cash flows from financing activities
   Issuance of common stock, net of issuance costs                                         4,018,792
   Issuance of preferred stock and warrants, net of issuance costs                         1,628,718
   Gain on shareholder's stock                                                                 1,720
                                                                                         -----------
       Net cash provided by financing activities                                           5,649,230
                                                                                         -----------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4,200,178               358,981
Cash and cash equivalents at beginning of year                                             1,776,261             1,417,280
                                                                                         -----------           -----------
Cash and cash equivalents at end of year                                                 $ 5,976,439           $ 1,776,261
                                                                                         ===========           ===========

Supplemental disclosure of cash flow information:
   Noncash financing activities
     Preferred stock dividend and deemed dividend on preferred
       stock for beneficial conversion                                                   $   119,083           $         -
                                                                                         ===========           ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999



NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     clickNsettle.com, Inc. ("CLIK") (formerly known as NAM Corporation) provides a broad range of Alternative Dispute Resolution ("ADR") services, including an online, blind bid negotiation program and in-person arbitrations and mediations, principally in the United States. CLIK incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, National Arbitration & Mediation, Inc. ("NA&M"), which was owned by CLIK's Chief Executive Officer and former Executive Vice President, was acquired by and became a wholly-owned subsidiary of CLIK. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of NA&M combined with those of CLIK at their historical carrying values. NA&M also provided a broad range of ADR services, including arbitrations and mediations. NA&M began operations in March 1992.

     In June 1999, NA&M was merged into CLIK, along with several other wholly-owned subsidiaries, National Video Conferencing Inc. and NAMSYS Corporation. Additionally, Michael Marketing LLC and clickNsettle.com LLC, wholly-owned limited liability companies, were formed in June 1999 in Delaware. Michael Marketing, Inc., a Delaware corporation formed in November 1991, formerly a wholly-owned subsidiary, was merged into Michael Marketing LLC in June 1999.

     In June 2000, shareholder approval was obtained to change the name of the Company from NAM Corporation to clickNsettle.com, Inc. to more appropriately reflect the present and future scope of the Company's business and prospects.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied on a consistent basis which conform with accounting principles generally accepted in the United States of America follows:

     a.  Basis of Presentation

         The accompanying consolidated financial statements of clickNsettle.com, Inc. and Subsidiaries include the accounts of its wholly-owned subsidiaries, Michael Marketing LLC, clickNsettle.com LLC and its merged entities, NA&M, National Video Conferencing Inc. and NAMSYS Corporation, (collectively referred to herein as the "Company"). The Company operates in one business segment, ADR. All significant intercompany transactions and balances were eliminated in consolidation.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 2 (continued)

     b.  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for the allowance for uncollectible accounts receivable, depreciation, taxes and contingencies, among others.

     c.  Revenue Recognition

         The Company principally derives its revenues from fees charged for in-person arbitrations and mediations and from online negotiation services. Each party to an in-person proceeding is charged an administrative fee, a portion of which is nonrefundable when each party agrees to utilize the Company's services. The Company recognizes revenue when the in-person arbitration or mediation occurs. Fees received prior to such arbitration or mediation are reflected as deferred revenue.

         The Company recognizes revenue from online negotiation services when an offer or demand is entered and if and when the legal dispute is settled.

     d.  Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand, money market funds and short-term notes with a maturity at date of purchase of three months or less.

     e.  Marketable Securities

         Investments classified as marketable securities may include fixed maturities (bonds and redeemable preferred stocks) and equity securities (common and nonredeemable preferred stocks) which are reported at their fair values. Unrealized gains or losses on these securities are reported as a separate component of accumulated other comprehensive income (loss), net of related tax effects, within stockholders' equity. The Company categorizes all fixed maturity and equity securities as available-for-sale in order to provide the Company flexibility to respond to various factors, including changes in market conditions and tax planning considerations.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



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

     g.  Product Development Costs

         Product development costs include expenses incurred by the Company to develop, enhance, manage and operate the Company's website and its online negotiation service. Product development costs are expensed as incurred.

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

     i.  Advertising Costs

         The cost of advertising is expensed when the advertising takes place. The Company incurred $322,566 and $389,553 for advertising and external public relations costs in fiscal 2000 and 1999, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 2 (continued)

     j.  Earnings (Loss) Per Common Share

         Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted- average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants and conversion of preferred stock, reduced by the shares that may be repurchased with the funds received from the exercise and conversion, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 3,647,809 and 2,799,000 at June 30, 2000 and 1999, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2000 and 1999.


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

     Accumulated other comprehensive loss represents the unrealized gain on marketable equity securities, net of tax effects of $0 in fiscal 2000 and 1999, respectively.

     The components of comprehensive loss, net of tax effects, are as follows:

                                                                                        2000                 1999
                                                                                    ------------         ------------
       Net loss                                                                     $(1,544,099)         $(1,294,765)
                                                                                    -----------          -----------
       Unrealized gain (loss) on marketable securities, net of tax effects of $0 in 2000 and 1999, respectively
             Unrealized gains arising in period                                          14,443               95,256
             Reclassification adjustment - (loss) gain included
                in net loss                                                             (95,256)              58,888
                                                                                    -----------          -----------

                  Net unrealized (loss) gain                                            (80,813)             154,144
                                                                                    -----------          -----------

       Comprehensive loss                                                           $(1,624,912)         $(1,140,621)
                                                                                    ===========          ===========

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 4 - MARKETABLE SECURITIES

     Marketable securities are carried at fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the fair value follow:

                                                                              Gross             Gross
                                                          Amortized        unrealized        unrealized           Fair
                                                            cost              gains            losses             value
                                                        -----------        -----------      -----------        --------
      June 30, 2000
          Equity securities                               $586,745          $113,612          $(99,169)          $601,188
                                                          --------          --------          --------           --------

             Total marketable securities                  $586,745          $113,612          $(99,169)          $601,188
                                                          ========          ========          ========           ========

      June 30, 1999
          Equity securities                               $341,027         $  95,256          $      -           $436,283
                                                          --------         ---------          --------           --------

             Total marketable securities                  $341,027         $  95,256          $      -           $436,283
                                                          ========         =========          ========           ========

     Proceeds on sales of securities were $932,150 and $2,267,481 for the years ended June 30, 2000 and 1999, respectively. During fiscal 2000 and 1999, gross gains of $275,644 and $235,431, respectively, and gross losses of $16,450 and $401,690, respectively, were realized on these sales. Net unrealized gains on marketable securities were $14,443 and $95,256 at June 30, 2000 and 1999, respectively. During fiscal 2000 and 1999, no income taxes were provided on the unrealized gains due to the Company's net operating loss.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 5 - FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following:

                                                           June 30,
                                              ----------------------------------
                                                 2000                    1999
                                              ----------              ----------

      Furniture                               $ 192,440               $ 186,060
      Equipment                                 508,340                 382,011
      Leasehold improvements                     21,993                  21,993
                                              ---------               ---------

                                                722,773                 590,064
      Less accumulated depreciation            (431,937)               (320,671)
                                              ---------               ---------

                                              $ 290,836               $ 269,393
                                              =========               =========

     Depreciation expense for the years ended June 30, 2000 and 1999 was $111,552 and $93,467, respectively.


NOTE 6 - INCOME TAXES

     Temporary differences which give rise to deferred taxes are summarized as follows:

                                                 2000                    1999
                                              ----------              ----------

      Deferred tax assets
          Net operating loss and other
           carryforwards                    $ 1,378,000               $ 840,000
          Provision for bad debts                56,000                  44,000
          Deferred compensation                  52,000                  39,000
          Deferred rent and other                49,000                  33,000
          Depreciation                           19,000                   9,000
                                            -----------               ---------

      Net deferred tax asset before
         valuation allowance                  1,554,000                 965,000

      Valuation allowance                    (1,554,000)               (965,000)
                                            -----------               ---------

             Net deferred tax asset         $         -               $       -
                                            ===========               =========
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 6 (continued)

     The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

     The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                        2000             1999
                                                     ----------       ----------

      Benefit at statutory rate                      $(524,994)       $(440,220)
      State and local benefit, net of Federal tax      (88,469)         (74,750)
      Nondeductible expenses - net                      24,454           16,592
      Increase in the valuation allowance              589,009          498,378
                                                     ---------        ---------

                                                     $       -        $       -
                                                     =========        =========

     The provision for Federal income taxes has been determined on the basis of a consolidated tax return. At June 30, 2000, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $3,797,000, expiring from 2012 through 2020. No Federal income taxes were paid in the years ended June 30, 2000 and 1999.


NOTE 7 - STOCKHOLDERS' EQUITY

     a.  Preferred Stock

         The Company's board of directors has authorized 5,000,000 shares of $.001 par value preferred stock, of which 2,100 shares are designated as Series A Exchangeable Preferred Stock. The Series A Exchangeable Preferred Stock has (a) no voting rights, except that holders of 75% of the Series A preferred stock must approve changes to the Certificate of Designation and issuance of securities with rights senior to the Series A preferred stock and (b) an annual dividend rate of 4%.

     b.  Series A Exchangeable Preferred Stock

         On February 15, 2000, the Company issued 1,850 shares of its Series A Exchangeable Preferred Stock for an aggregate purchase price of $1,850,000. Holders of the Series A Exchangeable Preferred Stock may exchange such shares into shares of the Company's common stock at any
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

         time and must exchange such shares at the Company's request, which cannot be made until the earlier of February 14, 2002 or the date upon which the average closing bid price of the Company's common stock for five consecutive trading days is at least $10 and the average daily trading volume for the thirty consecutive trading days ending on the fifth day is at least 40,000 shares and the common stock underlying the outstanding Series A Exchangeable Preferred Stock is registered pursuant to a then-effective registration statement.

         Until July 15, 2000, the exchange rate for each share of the Series A Exchangeable Preferred Stock is equal to $1,000 divided by $10.45. On July 15, 2000 and thereafter, the exchange rate for each share of Series A Exchangeable Preferred Stock is equal to $1,000 divided by the lesser of (i) $10.45 or (ii) the market price, which is the average of any three consecutive closing bid prices of the Company's common stock selected by the holders during the thirty trading day period ending on the day immediately prior to the exchange. Until February 14, 2001, the exchange rate will never be greater than $10.45 or less than $2.375. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock on the date of the exchange. In recognition of this beneficial conversion feature, the Company allocated $101,482 of the proceeds from the offering to additional paid-in capital. The beneficial conversion feature is accounted for as a deemed dividend and is being accreted to preferred stock over the five-month period from February 15, 2000 through July 15, 2000. The amount accreted for the year ended June 30, 2000 was $91,333, which increased the net loss attributable to common stockholders.

         In the event of a liquidation of the Company, the holders of the Series A Exchangeable Preferred Stock shall receive, before any payments to common stockholders, $1,000 per share plus any accrued but unpaid dividends.

         The Series A Exchangeable Preferred Stock accrues dividends at a rate of 4% annually, unless the thirty-day average trading price of the Company's common stock is equal to or greater than $9 at any time after July 15, 2000, in which case dividends will cease to accrue and accrued but unpaid dividends will be cancelled. Dividends may be paid at the Company's option, in cash or in registered common stock. Accrued dividends at June 30, 2000 aggregated $27,750.

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

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

         The Company issued 5,000 shares of its common stock and paid a fee of $92,500 to the placement agent, Triton West Group, Inc., for the offering.

     c.  Equity Line of Credit

         On February 16, 2000, the Company entered into an Equity Line of Credit Agreement with Moldbury Holdings Limited. Under this agreement, the Company has the right, until February 15, 2003, to require that Moldbury Holdings Limited purchase between $500,000 and $7,000,000 of the Company's common stock. The maximum and minimum amounts that Moldbury Holdings Limited would be required to purchase at any given time are subject to a floating number based on the closing bid price of the Company's common stock and the average trading volume of such stock in a thirty-day period. The price per share in each such purchase shall be the greater of (i) 89% of the average closing bid price for the day of the Company's notice to Moldbury Holdings Limited requesting its purchase and the two days preceding the notice and the two days following the notice and (ii) the minimum price set by the Company for such purchase. Moldbury Holdings Limited is not required to make any purchase if the shares being purchased are not registered pursuant to a then-effective registration statement. Under the agreement, the equity line may be increased on or about April 16, 2001 to $14,000,000, provided that certain criteria are met by the Company, including the achievement of minimum levels of cash and cash equivalents and quarterly revenues. The agreement limits the Company's ability to enter into a similar agreement at prices below the then current bid price without prior consent of Moldbury Holdings Limited.

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

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

     d.  Private Placement

         On May 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with ISO Investment Holdings, Inc. ("ISO"), whereby the Company issued 642,570 common shares, par value $.001 per share, to ISO at a price of $6.225 per share or $4,000,000. In connection therewith, the Company issued a warrant to ISO to purchase 180,000 common shares at an exercise price of $8.09 per share, exercisable on or after May 10, 2000 and expiring on August 15, 2005. The exercise price and number of warrant shares are subject to adjustment in certain circumstances (stock split, dilutive issuances at less than market price, etc.).

         Pursuant to the Stock Purchase Agreement, ISO has the right to designate one individual to be nominated as a member of the Company's board of directors. Additionally, under certain circumstances, ISO is entitled to purchase, upon the same terms, such number of securities to enable it to retain its fully diluted ownership position in the Company that it held immediately prior to a proposed issuance, sale or exchange of the Company's equity securities (see Note 13).

         Pursuant to the Stock Purchase Agreement, ISO has one demand registration right commencing May 10, 2001 and unlimited incidental registration rights commencing immediately. In the case of a demand for registration by ISO, the Company shall not be required to file any such registration statement unless the anticipated aggregate gross offering price is at least $2,000,000. The registration rights granted under the Stock Purchase Agreement terminate upon the earlier of (i) May 10, 2004 and (ii) such time as ISO shall be permitted to sell all of its purchased securities in any three-month period under Rule 144 promulgated under the Securities Act.

     e.  Redeemable Warrants

         In November 1996, the Company completed an initial public offering ("IPO") which consisted of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at $6.00 per share, subject to adjustment, at any time from issuance until November 13, 2001. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing November 13, 1997 provided that the average closing bid price of the common stock equals or exceeds $9.00, subject to adjustment, for a specified period of time. In addition, there was an overallotment option for 210,000 units which was exercised by the underwriter. As of June 30, 2000, 100 warrants have been redeemed; 1,609,900 redeemable warrants are outstanding.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

         In connection with the IPO, the Company sold to the underwriter, for nominal consideration, warrants to purchase from the Company 140,000 units (the "underwriter's warrants"). The underwriter's warrants are initially exercisable at $5.80. The shares of common stock and redeemable warrants issuable upon exercise of the underwriter's warrants are identical to those offered to the public. The underwriter's warrants contain provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The underwriter's warrants grant to the holders thereof certain rights of registration of the securities issuable upon exercise of the underwriter's warrants. During fiscal 2000, 17,500 of these warrants were exercised on a cashless basis pursuant to which 8,376 units were issued. As of June 30, 2000, 122,500 underwriter's warrants are outstanding.

     f.  Stock Award Plan

         In June 1994, the Company adopted an Executive Stock Bonus Plan. Under the plan, the Company granted shares to three employees pursuant to their employment agreements. All of the shares vest after providing two to five years of service to the Company from the grant date. Unearned compensation based on the estimated market value per share at date of grant of $0.01 was recorded and shown as a separate component of stockholders' equity. The Company recognized compensation expense of $103 during the year ended June 30, 1999, representing the amortization of the remaining unearned compensation being recognized over the vesting period.

         In addition, in September 1994, the Company granted the manager of a regional office restricted common stock for the purchase price of $0.17 per share, pursuant to his employment agreement. Of the total shares granted, 7,152 vested and were issued in June 1996, while the remaining 35,761 shares vested in June 1999.

     g.  Stock Option Plan

         The Company has an Incentive and Nonqualified Stock Option Plan (the "Plan") for employees, officers, directors, consultants and advisors of the Company, pursuant to which the Company may grant options to purchase up to 2,000,000 shares of the Company's common stock. The Plan is administered by the board of directors, which has the authority to designate the number of shares to be covered by each award and the vesting schedule of such award, among other terms. The option period during which an option may be exercised shall not exceed ten years from the date of grant and will be subject to such other terms and conditions of the Plan. Unless the board of directors
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

         provides otherwise, option awards terminate when a participant's employment or services end, except that a participant may exercise an option to the extent that it was exercisable on the date of termination for a period of time thereafter. The Plan will terminate automatically on April 1, 2006.

         Directors who are not officers of the Company receive annually, on the last trading day of June, stock options for 2,500 shares at an exercise price equal to the fair market value of the stock on the date of grant.

         The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2000 and 1999 are summarized as follows:

                                                                     2000                              1999
                                                          --------------------------         --------------------------
                                                                           Weighted-                          Weighted-
                                                                             average                           average
                                                                            exercise                          exercise
                                                           Shares            price            Shares            price
                                                         ----------        ---------         --------         ---------
          Outstanding at beginning of year                 909,000           $2.03           373,500             $2.01
          Awards granted                                   486,000           $5.49           590,500             $2.02
          Awards exercised                                 (24,750)          $2.13                 -
          Awards canceled/forfeited                        (54,000)          $2.93           (55,000)            $1.71
                                                         ---------                           -------

          Outstanding at end of year                     1,316,250           $3.27           909,000             $2.03
                                                         =========                           =======

          Options exercisable at year-end                  505,750           $2.52           201,500             $3.37
                                                         =========                           =======

          Weighted-average fair value
               of options granted during
               the year                                                      $4.15                               $ .75


                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

         The following information applies to options outstanding and exercisable at June 30, 2000:

                                                            Outstanding                            Exercisable
                                            ------------------------------------------      --------------------------
                                                            Weighted-
                                                             average         Weighted-                       Weighted-
                                                            remaining         average                         average
                                              Number         life in         exercise          Number        exercise
          Range of exercise prices          outstanding       years            price         exercisable       price
          ------------------------         ------------    ----------     -----------       ------------     ---------
                $0.81 - $1.13                 110,500         6.86            $1.10                 -               -
                $1.37 - $1.94                 563,250         7.00            $1.53           333,750         $  1.57
                $2.09 - $3.00                 106,000         5.80            $2.32           101,000         $  2.32
                $4.00 - $5.94                 414,500         8.18            $5.16            39,000         $  4.98
                $6.37 - $10.00                122,000         7.13            $7.64            32,000          $10.00
                                            ---------                                         -------

                                            1,316,250                                         505,750
                                            =========                                         =======

         Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. As of June 30, 2000, 659,000 shares were available for granting of options under the Plan.

         The Company accounts for stock-based compensation under the guidelines of APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recognized concerning options granted to employees and to members of the board of directors, as such options were granted to board members in their capacity as directors.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per share for the years ended June 30, 2000 and 1999 would be increased to the pro forma amounts indicated below:

                                                                                        2000                    1999
                                                                                    ------------            ------------
          Net loss attributable to common stockholders
              As reported                                                           $(1,663,182)            $(1,294,765)
              Pro forma                                                              (2,236,246)             (1,520,232)

          Net loss per common share - basic and diluted
              As reported                                                                 $(.47)                $  (.39)
              Pro forma                                                                    (.64)                   (.46)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to awards made before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: dividend yields of zero for both years; risk-free interest rates ranging from 5.82% to 6.73% in 2000 and 4.51% to 5.50% in 1999; expected terms of two and one-half to four years in 2000 and four years in 1999; expected stock price volatility of 109.37% in 2000 and 74.61% in 1999 and forfeiture rate of 10% in 2000.

         Compensation expense of $20,888 and $19,494 was recognized in fiscal 2000 and 1999, respectively, for options granted to consultants.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 7 (continued)

     h.  Stock Warrants

         In April 2000, the Company entered into an agreement with a financial public relations firm whereby the Company agreed to grant warrants to purchase 40,000 shares of the Company's common stock, of which 10,000 warrants were granted upon execution of the agreement. The remaining 30,000 warrants are to be granted in intervals of 10,000 every six months for a period of 18 months. All warrants vest the earlier of six months from date of grant or upon termination of the agreement, and are to be issued at a 25% premium to the market price of the common stock as of the date of each grant. Once vested, the warrants are immediately exercisable. The warrants expire April 11, 2005. In the event that the financial public relations services are terminated, no further warrants are to be issued other than that portion already granted. Compensation expense of $16,100, relating to the fair value of the warrants, was recorded in fiscal 2000. In August 2000, the Company terminated the agreement and no additional warrants in excess of the 10,000 warrants were granted.

     i.  Common Stock Reserved

         At June 30, 2000, the Company has reserved for issuance 4,306,809 shares of its common stock issuable pursuant to: the Company's stock option plan, the exercise of redeemable and underwriter's warrants, the exercise of warrants issued to consultants and investors and upon conversion of the Series A Exchangeable Preferred Stock.


NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

     Certain members of the board of directors perform services for the benefit of the Company. The related expenditures for these services for the years ended June 30, 2000 and 1999 were $34,725 and $49,038, respectively.

     In June 1999, the Company purchased from CLIK's Chief Executive Officer the rights to a time-share property to be used as part of an employee incentive program. The sales price of $18,450 was established at the current market value of the time share.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 9 - COMMITMENTS AND CONTINGENCIES

     a.  Leases

         As of June 30, 2000, the Company has lease agreements for equipment and office space. Rent expense amounted to $212,342 and $220,542 for the years ended June 30, 2000 and 1999, respectively. The minimum lease payments under non-cancelable leases as of June 30, 2000 are as follows:

                                 2001       $ 263,000
                                 2002         248,500
                                 2003         252,900
                                 2004         257,900
                                 2005         263,000
                                           ----------
                                           $1,285,300
                                           ==========

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

         In July 1996, the Company entered into a financial public relations consulting agreement with two individuals who are founders of the Company, current stockholders and former directors. The agreement has a four-year term and provides for annual payments of $48,000 payable in equal monthly payments of $4,000 through November 2000. In November 1998, the agreement was amended to reduce the fee as of October 1998 to $2,000 per month. The related expense for the years ended June 30, 2000 and 1999 was $24,000 and $30,000, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 9 (continued)

     c.  Advertising

         The Company entered into non-cancelable media agreements to advertise its services on sports event broadcasts in New York. Minimum commitments under the contracts are approximately $108,000 for fiscal year 2001.

     d.  Legal

         The Company is subject to various forms of litigation in the normal course of business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.


NOTE 10 - EMPLOYEE RETIREMENT PLAN

     Effective January 1, 1999, the Company implemented a non-contributory 401(k) savings and retirement plan, whereby eligible employees may contribute 15% of their salaries up to the maximum allowed under the Internal Revenue Code. Although the Company may make discretionary contributions, none were made in fiscal years 2000 and 1999.


NOTE 11 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 2000 and 1999, the Company's financial instruments included cash and cash equivalents, marketable securities, receivables and accounts payable. The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities were determined based on broker quotes or quoted market prices.


NOTE 12 - CREDIT CONCENTRATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2000 and 1999



NOTE 12 (continued)

     The Company maintains its cash which consists primarily of demand deposits and an insured money market fund with two financial institutions. Such balances generally do not exceed the Federally insured limits. Additionally, the Company maintains its cash equivalents and all other investments with two other financial institutions.

     The Company sells it services principally to insurance companies and law firms. In fiscal years 2000 and 1999, no customer exceeded 10% of net revenues. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.


NOTE 13 - SUBSEQUENT EVENT

     On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. ("ALM"), whereby the Company issued 184,422 common shares to ALM in exchange for $1 million of advertising and promotional opportunities in national and regional ALM properties over a two-year term. The number of shares issued by the Company was calculated as $770,000 divided by $4.175 the average per share closing price of the common stock for the five trading days prior to August 11, 2000. The Company is contingently liable for $250,000 in additional advertising in the year subsequent to the initial two-year term if certain agreed-upon criteria are not achieved on February 11, 2002.

     Pursuant to the Stock Purchase Agreement between the Company and ISO, ISO is entitled to purchase, upon the same terms, such number of securities to enable it to retain its fully diluted ownership position in the Company after the issuance of shares to ALM. ISO exercised this preemptive right on August 21, 2000, whereby the Company issued 18,662 shares of common stock to ISO. The total offering price was $77,914 (see Note 7(d)).

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10. (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 2000, and are incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description of Document
------    -----------------------

3.1       Certificate of Incorporation, as amended (1)

3.1 (b)   Certificate of Designation of Series A Exchangeable Preferred Stock
          (7)

3.1 (c) Certificate of Correction of Certificate of Designation of Series A Exchangeable Preferred Stock (8)

3.1 (d)   Certificate of Amendment of Certificate of Incorporation (10)

3.2       By-Laws of the Company, as amended (4)

4.1       Stock Purchase Agreement dated May 10, 2000 (9)

4.2       Stock Purchase Warrant dated May 10, 2000 (9)

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

10.4      Employment Agreement between Company and Daniel Jansen (1)

10.5      Employment Agreement between Company and Patricia Giuliani-Rheaume (2)

10.6      Employment Agreement between Company and Robert Mack (6)

10.7      Lease Agreement for Great Neck, New York facility (1)

10.7.1    Amendment to Lease Agreement for Great Neck, New York facility (5)

10.7.2 Second Amendment to Lease Agreement for Great Neck, New York facility**

10.8      Exchangeable Preferred Stock and Warrants Purchase Agreement (7)

10.9      Preferred Stock Registration Rights Agreement (7)

10.11 Private Equity Line of Credit Agreement between Moldbury Holdings and Company (7)

10.12     Private Equity Line of Credit Registration Rights Agreement (7)

10.13     Stock Purchase Warrant for Moldbury Holdings Limited (7)

10.14     Advertising Agreement dated August 11, 2000 (11)

11        Consent of Independent Certified Public Accountants**

27        Financial Data Schedule**

-----------
(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

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

(9) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on May 17, 2000.

(10) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on June 21, 2000.

(11) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on August 24, 2000.

**   Filed herewith.

Reports on Form 8-K:
Form 8-K was filed on May 17, 2000 in conjunction with the issuance of 642,570 shares of the Company's common stock to ISO Investment Holdings, Inc. Form 8-K was filed on June 21, 2000 to announce the change of the name of the Company from NAM Corporation to clickNsettle.com, Inc.
Form 8-K was filed on August 24, 2000 in conjunction with the issuance of 184,422 shares of the Company's common stock to American Lawyer Media, Inc. in exchange for $1,000,000 of advertising and promotional opportunities in national and regional American Lawyer Media properties.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NAM CORPORATION


Date: September 21, 2000          By: /s/ Roy Israel
                                      Roy Israel, Chairman of the
                                      Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 21, 2000          By: /s/ Roy Israel
                                      ------------------------------------------
                                      Roy Israel, Chairman of the
                                      Board, CEO and President

Date: September 21, 2000          By: /s/ Patricia Giuliani-Rheaume
                                      ------------------------------------------
                                      Patricia Giuliani-Rheaume, Vice President,
                                      Chief Financial Officer and Treasurer

Date: September 21, 2000          By: /s/ Anthony J. Mercorella
                                      ------------------------------------------
                                      Anthony J. Mercorella, Director

Date: September 21, 2000          By: /s/ Ronald Katz
                                      ------------------------------------------
                                      Ronald Katz, Director

Date: September 21, 2000          By: /s/ Frank J. Coyne
                                      ------------------------------------------
                                      Frank J. Coyne, Director