Form 10QSB
period 2000-09-30
CLICKNSETTLE COM INC
filed 2000-11-14
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 0-21419

                             CLICKNSETTLE.COM, INC.
                             ----------------------
           (Name of small business issuer as specified in its charter)

   Delaware                                             23-2753988
   --------------------------------                     -------------------
   (State or Other Jurisdiction                         (I.R.S. Employer
   of Incorporation or Organization)                    Identification No.)

                             1010 Northern Boulevard
                           Great Neck, New York 11021
                           --------------------------
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                                 --------------
                 (Issuer's Telephone Number,Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 9, 2000 4,318,776 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes / /   No /X/


                      -------------------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
             September 30, 2000 and June 30, 2000                          3

            Consolidated Statements of Operations
             for the three month periods ended
             September 30, 2000 and 1999                                   4

            Consolidated Statements of Changes in
             Stockholders' Equity and Comprehensive
             Loss for the three month periods ended
             September 30, 2000 and 1999                                   5

            Consolidated Statements of Cash Flows
             for the three month periods ended
             September 30, 2000 and 1999                                   6

            Notes to Consolidated Financial Statements                     7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                     8

PART II. OTHER INFORMATION

            Item 2.  Changes in Securities
                       and Use of Proceeds                                12

            Item 6.  Exhibits and Reports on Form 8-K                     12
                     clickNsettle.com, Inc. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           September 30,    June 30,
                                                                                2000          2000
                                                                           ------------    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $ 5,568,413    $ 5,976,439
  Marketable securities                                                         339,569        601,188
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                      433,737        443,469
  Other receivables                                                               4,913          9,718
  Prepaid expenses                                                              426,162         76,528
                                                                            -----------    -----------

     Total current assets                                                     6,772,794      7,107,342

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                315,214        290,836
OTHER ASSETS                                                                    499,718         30,711
                                                                            -----------    -----------

                                                                            $ 7,587,726    $ 7,428,889
                                                                            ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $   250,719    $   406,078
  Accrued liabilities and dividends payable                                     438,118        356,611
  Accrued payroll and employee benefits                                         151,986         93,822
  Deferred revenues                                                             310,544        306,004
                                                                            -----------    -----------

     Total current liabilities                                                1,151,367      1,162,515

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Exchangeable Preferred Stock - $.001 par value; 2,100 shares authorized; 1,820 and 1,850 shares issued and
    outstanding, respectively; liquidation preference of $1,000 per share     1,618,264      1,634,789
  Common stock - $.001 par value; 15,000,000 shares authorized;
    4,318,776 and 4,093,279 shares issued and outstanding, respectively           4,319          4,093
  Additional paid-in capital                                                  9,856,999      8,939,677
  Accumulated deficit                                                        (4,881,797)    (4,326,628)
  Accumulated other comprehensive (loss) income                                (161,426)        14,443
                                                                            -----------    -----------

     Total stockholders' equity                                               6,436,359      6,266,374
                                                                            -----------    -----------

                                                                            $ 7,587,726    $ 7,428,889
                                                                            ===========    ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three months ended September 30,
                                                               2000           1999
                                                          -------------  --------------
Net revenues                                               $   986,748    $   906,708
                                                           -----------    -----------

Operating costs and expenses
  Cost of services                                             216,281        221,543
  Sales and marketing expenses                                 612,078        522,466
  General and administrative expenses                          772,578        635,940
                                                           -----------    -----------

                                                             1,600,937      1,379,949
                                                           -----------    -----------

           Loss from operations                               (614,189)      (473,241)

Other income

   Investment income                                            84,560         16,930
   Other income                                                  3,042          7,447
                                                           -----------    -----------

                                                                87,602         24,377
                                                           -----------    -----------

            Loss before income taxes                          (526,587)      (448,864)

Income taxes                                                      --             --
                                                           -----------    -----------

              Net loss                                     $  (526,587)   $  (448,864)

Preferred stock dividend and deemed dividend on
  preferred stock for beneficial conversion                    (28,582)          --

                                                           -----------    -----------

            Net loss attributable to common stockholders   $  (555,169)   $  (448,864)
                                                           ===========    ===========

Net loss per common share - basic and diluted              $     (0.13)   $     (0.13)
                                                           ===========    ===========

Weighted average shares outstanding - basic and diluted      4,209,974      3,410,929
                                                           ===========    ===========


The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                 Three months ended September 30, 2000 and 1999


                                                                  Preferred stock            Common stock               Additional
                                                                  ---------------            ------------                paid-in
                                                                   Shares  Amount        Shares         Amount            capital
                                                                  ------------------------------------------------------------------
Balances at June 30, 1999                                                                3,370,739        $ 3,371       $ 4,797,637

Compensation related to stock option plan                                                                                     5,222
Common shares issued pursuant to restricted stock awards                                    36,744             36               (36)
Common shares issued upon exercise of stock options                                          5,750              6            10,113
Gain on shareholder's stock                                                                                                   1,720
Net loss
Change in unrealized gain (loss) on marketable securities


Comprehensive loss


                                                                  ------------------------------------------------------------------
Balances at September 30, 1999                                                           3,413,233        $ 3,413       $ 4,814,656
                                                                  ==================================================================


Balances at June 30, 2000                                          1,850   $ 1,634,789   4,093,279        $ 4,093       $ 8,939,677

Compensation related to stock options and warrants                                                                           22,880
Common shares issued upon exercise of stock options                                         11,250             11            21,084
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                                         184,422            184           768,801
Common shares issued                                                                        18,662             19            77,895
Preferred stock dividend and deemed dividend on preferred
   stock for beneficial conversion                                              10,149
Common shares issued pursuant to conversion of preferred stock       (30)      (26,674)     11,163             12            26,662
Net loss
Change in unrealized gain (loss) on marketable securities



Comprehensive loss


                                                                  ------------------------------------------------------------------
Balances at September 30, 2000                                     1,820   $ 1,618,264   4,318,776        $ 4,319       $ 9,856,999
                                                                  ==================================================================
                                                                                  Accumulated
                                                                                     other              Total             Compre-
                                                                  Accumulated     comprehensive      stockholders'         hensive
                                                                    deficit        income (loss)        equity              loss
                                                                 -------------------------------------------------------------------
Balances at June 30, 1999                                         $ (2,663,446)       $ 95,256        $ 2,232,818

Compensation related to stock option plan                                                                   5,222
Common shares issued pursuant to restricted stock awards                                                        -
Common shares issued upon exercise of stock options                                                        10,119
Gain on shareholder's stock                                                                                 1,720
Net loss                                                              (448,864)                          (448,864)       $ (448,864)
Change in unrealized gain (loss) on marketable securities                              (92,073)           (92,073)          (92,073)
                                                                                                                  ------------------

Comprehensive loss                                                                                                       $ (540,937)
                                                                                                                  ==================

                                                                 -------------------------------------------------
Balances at September 30, 1999                                    $ (3,112,310)        $ 3,183        $ 1,708,942
                                                                 =================================================


Balances at June 30, 2000                                         $ (4,326,628)       $ 14,443        $ 6,266,374

Compensation related to stock options and warrants                                                         22,880
Common shares issued upon exercise of stock options                                                        21,095
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                                                        768,985
Common shares issued
Preferred stock dividend and deemed dividend on preferred                                                      --
   stock for beneficial conversion                                     (28,582)                           (18,433)
Common shares issued pursuant to conversion of preferred stock                                                 --
Net loss                                                              (526,587)                          (526,587)       $ (526,587)
Change in unrealized gain (loss) on marketable securities                             (175,869)          (175,869)         (175,869)

                                                                                                                  ------------------

Comprehensive loss                                                                                                       $ (702,456)
                                                                                                                  ==================
                                                                 -------------------------------------------------
Balances at September 30, 2000                                    $ (4,881,797)     $ (161,426)       $ 6,358,445
                                                                 =================================================


The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three months ended September 30,

                                                                            2000           1999
                                                                        -----------    -----------
Cash flows from operating activities
   Net loss                                                             $  (526,587)   $  (448,864)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                          25,821         28,873
      Losses on sales of marketable securities                                  859            658
      Losses on sales of furniture and equipment                                 --            383
      Advertising in exchange for common stock                               18,308             --
      Compensation related to stock options and warrants                     22,880          5,222
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                      9,732         85,202
         Decrease in other receivables                                        4,805          7,015
         (Increase) in prepaid expenses                                     (17,592)        (1,780)
         (Increase) in other assets                                         (49,357)        (1,020)
         (Decrease) in accounts payable and accrued liabilities             (92,285)       (48,277)
         Increase (decrease) in accrued payroll and employee benefits        58,164        (51,150)
         Increase in deferred revenues                                        4,540          9,236
                                                                        -----------    -----------
      Net cash used in operating activities                                (540,712)      (414,502)
                                                                        -----------    -----------

Cash flows from investing activities
   Purchases of marketable securities                                       (27,625)      (479,550)
   Proceeds from sales of marketable securities                             112,516        237,992
   Decrease in receivable for securities sold                                    --         55,426
   Purchases of furniture and equipment                                     (50,199)       (72,874)
                                                                        -----------    -----------
       Net cash provided by (used in) investing activities                   34,692       (259,006)
                                                                        -----------    -----------

Cash flows from financing activities
   Issuance of common stock, net of issuance costs                           97,994         10,119
   Gain on shareholder's stock                                                   --          1,720
                                                                        -----------    -----------
       Net cash provided by financing activities                             97,994         11,839
                                                                        -----------    -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                           (408,026)      (661,669)

Cash and cash equivalents at beginning of period                          5,976,439      1,776,261

                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $ 5,568,413    $ 1,114,592
                                                                        ===========    ===========

Supplemental disclosure of cash flow information:
  Non-cash financing activities
      Preferred stock dividend and deemed dividend on preferred
           stock for beneficial conversion                              $    28,582
      Issuance of common stock in exchange for prepaid advertising          770,000
      Conversion of preferred stock to common stock                          26,674

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 2000
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations for the three month periods ended September 30, 2000 and 1999 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2000 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2000 consolidated financial statements.

2. On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. (ALM), whereby the Company issued 184,422 fully vested, non-forfeitable common shares to ALM in exchange for $1 million of advertising and promotional opportunities in national and regional ALM properties over a two-year term. The number of shares issued by the Company was calculated as $770,000 divided by $4.175, the average per share closing price of the common stock for the five trading days prior to August 11,2000. The Company initially recorded $770,000 in prepaid advertising. Such amount will be expensed when the advertising takes place. During the first quarter of fiscal year 2001, the Company expensed $18,308 of advertising costs related to this transaction. As of September 30, 2000, $332,042 was classified as short term and included in prepaid expenses and $419,650 was classified as long term and included in other assets based on the expected utilization. The Company has agreed to purchase $250,000 in additional advertising in the year subsequent to the initial two-year term if certain agreed-upon criteria are not achieved on February 11, 2002.

Pursuant to the Stock Purchase Agreement between the Company and ISO Investment Holdings, Inc. (ISO), ISO is entitled to purchase, upon the same terms, such number of securities to enable it to retain its fully diluted ownership position in the Company after the issuance of shares to ALM. ISO exercised this preemptive right on August 21, 2000, whereby the Company issued 18,662 shares of common stock to ISO. The total offering price was $77,914.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         From time to time, including in this quarterly report on Form 10-QSB, clickNsettle.com, Inc. (formerly NAM Corporation) (the Company or we) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following; changes in the insurance and legal industries; our inability to retain current or new hearing officers; changes in the public court systems; and the degree and timing of the market's acceptance of our web site and in-person and video-conferenced arbitration and mediation programs.

General

         We provide alternative dispute resolution services, or ADR services, to insurance companies, law firms, corporations and municipalities, on an in-person basis, via video conferencing and on the Internet through our clickNsettle.com web site. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. We believe that with our global roster of qualified hearing officers, video conferencing capabilities, knowledge of dispute resolution, reputation within the corporate and legal communities and Internet-based dispute resolution programs, we are uniquely positioned to provide a comprehensive web-enabled solution to disputing parties worldwide.

         We opened for business in March 1992 in New York and currently operate from locations in New York, Massachusetts and Tennessee.

         Our objective is to become the leading global provider of dispute resolution services by providing the total solution for our clients; by offering one-step shopping for anyone involved in any type of dispute, anywhere in the world; and to provide this service more quickly, economically and efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) marketing our comprehensive suite of web-enabled dispute resolution tools which are designed to attract a larger customer base on a global scale with lower incremental costs; (2) positioning clickNsettle.com as a necessary component of e-commerce transactions so as to provide a mechanism for the resolution of any potential dispute, should one occur, among parties who may be geographically diverse; (3) focusing our advertising campaign towards building brand recognition; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on an international basis by capitalizing on our market position; (5) continue to explore strategic alliances with business entities that have the ability to promote clickNsettle.com; and (6) becoming a primary provider of international, insurance no-fault and intellectual property dispute resolution.

         We have and will continue to incur net losses in the short-term future as a result of (a) continuing development and other costs associated with our Internet initiative and (b) our advertising campaign. Although we are actively promoting this product, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, our advertising campaign will continue through fiscal year 2002. In August 2000, we signed an agreement with American Lawyer Media, the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 184,422 shares of our common stock. We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.

First Quarter Ended September 30, 2000 Compared to First Quarter Ended September 30, 1999

     Revenues. Revenues increased 9% to $986,748 for the first quarter ended September 30, 2000 from $906,708 for the comparable prior period. The increase in revenues is primarily attributable to a rise in the average dollars earned per in-person hearing, fees earned from international/commercial cases and revenues from a videoconferencing dispute resolution contract.

     Cost of Services. Cost of services decreased 2% to $216,281 for the first quarter ended September 30, 2000 from $221,543 for the first quarter ended September 30, 1999. Additionally, the cost of services as a percentage of revenues declined to approximately 22% in the first quarter of fiscal year 2001 from 24% in the first quarter of fiscal year 2000. The decline is partially attributed to the recognition of revenue from videoconferencing and electronic dispute resolution services provided in which the use of hearing officers was not needed. If such revenue was excluded, the cost of services as a percentage of revenue would approximate 23%. The ratio of cost of services to revenues will fluctuate based on the number of hours per case, as well as our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased 17% to $612,078 for the first quarter ended September 30, 2000 from $522,466 for the first quarter ended September 30, 1999. Sales and marketing costs as a percentage of revenues increased to 62% in the first quarter of fiscal year 2001 from 58% in the first quarter of fiscal year 2000. This increase largely relates to advertising and external public relations expenditures. Such costs increased by approximately $49,000 during the first quarter of fiscal year 2001 from the comparable prior year period. Additional expenditures for print advertising will be incurred during the remainder of the fiscal year and into fiscal year 2002 in connection with our agreement with American Lawyer Media, Inc. Secondly, sales salaries, payroll taxes and benefits rose approximately $24,000 during the first quarter of fiscal year 2001 due to an increase in the number of sales personnel selling "our total solution" - in-person arbitrations and mediations, online services, international, intellectual property, commercial and insurance no fault services. Finally, travel, entertainment and trade show expense increased by about $16,600 due to the establishment of an outside sales force who are concentrating upon increasing business from additional claims offices of existing clients throughout the country.

         General and Administrative. General and administrative costs increased 21% to $772,578 for the first quarter ended September 30, 2000 from $635,940 for the first quarter ended September 30, 1999. Most of the increase (approximately $66,000) relates to professional fees for consulting services to enhance our internal computer systems and work flow processes in order to maximize our effectiveness and efficiency, and to develop and expand our international and intellectual property business. Secondly, salary and related items (including payroll taxes, benefits and employee recruitment fees) rose by approximately $20,000 due to increases in staff for data processing and other administrative functions, including temporary help, to support and enhance "our total solution" offering. Thirdly, we incurred approximately $38,000 in one-time costs to promote our company to investors overseas. The remaining increase was largely related to higher rent in the amount of $15,000 due to the leasing of additional space at our headquarters in Great Neck, New York as of July 1, 2000. General and administrative costs as a percentage of revenues increased to 78% in the first quarter of fiscal year 2001 from 70% for the comparable prior period.

     Other Income. Other income increased by $63,225 for the first quarter ended September 30, 2000 from the first quarter ended September 30, 1999. Other income is composed primarily of investment income and realized gains (losses) generated from investments. Investment income rose due to higher invested balances as a result of additional financing received in the second half of fiscal year 2000. At September 30, 2000, approximately 94% of cash equivalents and marketable securities are invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

         Income Taxes. Tax benefits resulting from net losses incurred for the periods ended September 30, 2000 and 1999 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended September 30, 2000, we had a net loss of ($526,587) as compared to a net loss of ($448,864) for the three months ended September 30, 1999. The loss increased primarily due to investments in advertising and consulting projects aimed at increasing our efficiency and effectiveness in the market place.

Liquidity and Capital Resources

     At September 30, 2000, the Company had working capital surplus of $5,621,427 compared to $5,944,827 at June 30, 2000. Net cash used in operating activities was $540,712 for the three months ended September 30, 2000 versus $414,502 in the prior comparable period. The decrease in working capital and the increase in net cash used in operating activities occurred primarily as a result of the loss from operations.

     Net cash provided by investing activities was $34,692 for the three months ended September 30, 2000 versus net cash used in investing activities of $259,006 in the comparable prior period. The change in cash from investing activities was primarily due to a lower level of purchases of marketable securities as compared to the prior period.

     Net cash provided by financing activities increased to $97,994 for the three months ended September 30, 2000 from $11,839 for the prior comparable period. The increase was largely due to net proceeds received from the issuance of 18,662 shares at a price of $4.175 per share to a single investor in August 2000.

      We anticipate that cash flows, together with funds received in connection with the issuance of preferred and common stock in the prior fiscal year, will be sufficient to fund our operations for the next year. Additionally, under an Equity Line of Credit Agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock. The amounts of the purchases are subject to a floating number based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period.

                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
          In November 1996, the Company raised additional capital through an initial public offering of its securities. Net proceeds after offering expenses approximated $4,700,000 of which $3,862,000 had been utilized through June 30, 2000 as disclosed in the Company's Form 10-KSB. During the three months ended September 30, 2000, the Company additionally expended approximately $600,000 for working capital and general corporate purposes.

Item 3.   Defaults upon Senior Securities.
          Not applicable.

Item 4.   Submission of matters to a Vote of Security Holders.
          None.

Item 5.   Other information.
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit
          Number            Description of Document
          ------            -----------------------
          3.1            Certificate of Incorporation, as amended (1)
          3.1 (b)        Certificate of Designation of Series A Exchangeable Preferred Stock (6)
          3.1 (c)        Certificate of Correction of Certificate of Designation of Series A
                         Exchangeable Preferred Stock (7)
          3.1 (d)        Certificate of Amendment of Certificate of Incorporation (9)
          3.2            By-Laws of the Company, as amended (4)
          4.1            Stock Purchase Agreement dated May 10, 2000 (8)
          4.2            Stock Purchase Warrant Agreement dated May 10, 2000 (8)
          10.1           1996 Stock Option Plan, amended and restated (4)
          10.2           Employment Agreement between Company and Roy Israel(3)
          10.2.1         Amendment to Employment Agreement between Company and Roy Israel (4)
          10.5           Employment Agreement between Company and Patricia Giuliani-Rheaume (2)
          10.7           Lease Agreement for Great Neck, New York facility (1)
          10.7.1         Amendment to Lease Agreement for Great Neck, New York facility (5)
          10.7.2         Second Amendment to Lease Agreement for Great Neck, New York facility (11)
          10.8           Exchangeable Preferred Stock and Warrants Purchase Agreement (6)
          10.9           Preferred Stock Registration Rights Agreement (6)

          10.11          Private Equity Line of Credit Agreement between Moldbury Holdings and Company (6)
          10.12          Private Equity Line of Credit Registration Rights Agreement (6)
          10.13          Stock Purchase Warrant for Moldbury Holdings Limited (6)
          10.14          Advertising Agreement dated August 11, 2000 (10)
          27             Financial Data Schedule **

----------

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

(6) Incorporated herein in its entirety by reference to the Company's SB-2 filed on March 28, 2000.

(7) Incorporated herein in its entirety by reference to the Company's SB-2A filed on April 21, 2000.

(8) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on May 17, 2000.

(9) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on June 21, 2000.

(10) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on August 24, 2000.

(11) Incorporated herein in its entirety by reference to the Company's 2000 Annual Report on Form 10-KSB.

**   Filed herewith.

(b) Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLICKNSETTLE.COM, INC.

         Date: November 13, 2000          By:  /s/ Roy Israel
                                              ---------------------------
                                              Roy Israel, President and CEO

         Date: November 13, 2000          By: /s/ Patricia A. Giuliani-Rheaume
                                              --------------------------------
                                              Patricia A. Giuliani-Rheaume,
                                              Vice President, Treasurer and CFO