Form 10QSB
period 2000-12-31
CLICKNSETTLE COM INC
filed 2001-02-14
CIK 925741

                    -----------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

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

                             1010 Northern Boulevard
                           Great Neck, New York 11021
                    (Address of Principal Executive Offices)

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

As of February 9, 2001, 4,318,776 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes          No X
                                                                ---        ---



                      -------------------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

             Consolidated Balance Sheets at
              December 31, 2000 and June 30, 2000                            3

             Consolidated Statements of Operations
              for the three and six month periods ended
              December 31, 2000 and 1999                                     4

             Consolidated Statements of Changes in
              Stockholders' Equity and Comprehensive
              Loss for the six month periods ended
              December 31, 2000 and 1999                                     5

             Consolidated Statements of Cash Flows
              for the six month periods ended
              December 31, 2000 and 1999                                     6

             Notes to Consolidated Financial Statements                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                      9

PART II.  OTHER INFORMATION

             Item 2.  Changes in Securities
                          and Use of Proceeds                               14

             Item 6.  Exhibits and Reports on Form 8-K                      15
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,             June 30,
                                                                                   2000                   2000
                                                                               -------------      ------------------
                                                                                (unaudited)       (derived from
                                                                                                  audited financial
                                                                                                  statements)

                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $  4,890,927          $  5,976,439
  Marketable securities                                                             286,096               601,188
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                          340,770               443,469
  Other receivables                                                                  48,113                 9,718
  Prepaid expenses                                                                  382,662                76,528
                                                                               ------------          ------------

     Total current assets                                                         5,948,568             7,107,342

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                    356,464               290,836
OTHER ASSETS                                                                        376,848                30,711
                                                                               ------------          ------------

                                                                               $  6,681,880          $  7,428,889
                                                                               ============          ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $    223,289          $    406,078
  Accrued liabilities and dividends payable                                         512,283               356,611
  Accrued payroll and employee benefits                                              36,967                93,822
  Deferred revenues                                                                 239,294               306,004
                                                                               ------------          ------------

     Total current liabilities                                                    1,011,833             1,162,515

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Exchangeable Preferred Stock - $.001 par value; 2,100 shares authorized; 1,820 and 1,850 shares issued and
    outstanding, respectively; liquidation preference of $1,000 per share         1,618,264             1,634,789
  Common stock - $.001 par value; 15,000,000 shares authorized;
    4,318,776 and 4,093,279 shares issued and outstanding, respectively               4,319                 4,093
  Additional paid-in capital                                                     10,080,209             8,939,677
  Accumulated deficit                                                            (5,907,885)           (4,326,628)
  Accumulated other comprehensive (loss) income                                    (124,860)               14,443
                                                                               ------------          ------------

     Total stockholders' equity                                                   5,670,047             6,266,374
                                                                               ------------          ------------

                                                                               $  6,681,880          $  7,428,889
                                                                               ============          ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three months ended December 31,    Six months ended December 31,
                                                                         2000           1999             2000              1999
                                                                     -----------     -----------      -----------      -----------

Net revenues                                                         $   959,688     $ 1,069,044      $ 1,946,436      $ 1,975,752
                                                                     -----------     -----------      -----------      -----------

Operating costs and expenses
  Cost of services                                                       259,579         272,865          475,860          494,408
  Sales and marketing expenses                                           687,239         534,829        1,299,317        1,057,295
  General and administrative expenses                                    764,308         583,481        1,536,886        1,219,421
                                                                     -----------     -----------      -----------      -----------

                                                                       1,711,126       1,391,175        3,312,063        2,771,124
                                                                     -----------     -----------      -----------      -----------

           Loss from operations                                         (751,438)       (322,131)      (1,365,627)        (795,372)

Other (expenses) income
   Investment (loss) income                                              (42,045)        227,605           42,515          244,535
   Other income                                                            3,178           3,720            6,220           11,167
                                                                     -----------     -----------      -----------      -----------

                                                                         (38,867)        231,325           48,735          255,702
                                                                     -----------     -----------      -----------      -----------

            Loss before income taxes                                    (790,305)        (90,806)      (1,316,892)        (539,670)

Income taxes                                                                  --              --               --               --
                                                                     -----------     -----------      -----------      -----------

            NET LOSS                                                 $  (790,305)    $   (90,806)     $(1,316,892)     $  (539,670)

Preferred stock dividend and deemed dividend on
  preferred stock for beneficial conversion                              (18,200)             --         (46,782)               --

                                                                     -----------     -----------      -----------      -----------

              Loss before cumulative effect of change in
                accounting principle for deemed dividend on
                preferred stock for beneficial conversion            $  (808,505)    $   (90,806)     $(1,363,674)     $  (539,670)

Cumulative effect of change in accounting principle for
  deemed dividend on preferred stock for beneficial
  conversion                                                         $  (217,583)             --      $  (217,583)              --
                                                                     -----------     -----------      -----------      -----------

             Net loss attributable to common stockholders            $(1,026,088)    $   (90,806)     $(1,581,257)     $  (539,670)
                                                                     ===========     ===========      ===========      ===========


Loss per common share - basic and diluted:
  Loss before cumulative effect of change in accounting principle    $     (0.19)    $     (0.03)     $     (0.32)     $     (0.16)
  Cumulative effect of change in accounting principle                      (0.05)             --            (0.05)              --
                                                                     -----------     -----------      -----------      -----------
  Net loss per common share                                          $     (0.24)    $     (0.03)     $     (0.37)     $     (0.16)
                                                                     ===========     ===========      ===========      ===========

Weighted average shares outstanding - basic and diluted                4,318,776       3,415,505        4,264,375        3,413,185
                                                                     ===========     ===========      ===========      ===========




The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
                   Six months ended December 31, 2000 and 1999



                                                                      Preferred stock            Common stock         Additional
                                                                      ---------------            ------------          paid-in
                                                                  Shares         Amount       Shares        Amount     capital
                                                                  ------------------------------------------------------------------
Balances at June 30, 1999                                                                    3,370,739      $ 3,371   $ 4,797,637

Compensation related to stock option plan                                                                                  10,444
Common shares issued pursuant to restricted stock awards                                        36,744           36           (36)
Common shares issued upon exercise of stock options                                              8,750            9        19,110
Gain on shareholder's stock                                                                                                 1,720
Net loss
Change in unrealized gain (loss) on marketable securities


Comprehensive loss


                                                                  ------------------------------------------------------------------
Balances at December 31, 1999                                                                3,416,233      $ 3,416   $ 4,828,875
                                                                  ==================================================================


Balances at June 30, 2000                                          1,850    $ 1,634,789      4,093,279      $ 4,093   $ 8,939,677

Compensation related to stock options and warrants                                                                         28,507
Common shares issued upon exercise of stock options                                             11,250           11        21,084
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                                             184,422          184       768,801
Common shares issued                                                                            18,662           19        77,895
Preferred stock dividend and deemed dividend on preferred
   stock for beneficial conversion                                               10,149
Common shares issued pursuant to conversion of preferred stock       (30)       (26,674)        11,163           12        26,662
Cumulative effect of change in accounting principle for deemed
   dividend on preferred stock for beneficial conversion                                                                  217,583
Net loss
Change in unrealized gain (loss) on marketable securities



Comprehensive loss


                                                                  ------------------------------------------------------------------
Balances at December 31, 2000                                      1,820    $ 1,618,264      4,318,776      $ 4,319  $ 10,080,209
                                                                  ==================================================================

[RESTUBBED TABLE]

                                                                                  Accumulated
                                                                                      other          Total            Compre-
                                                                   Accumulated    comprehensive    stockholders'      hensive
                                                                     deficit      income (loss)       equity            loss
                                                                  ------------------------------------------------------------------
Balances at June 30, 1999                                          $ (2,663,446)    $ 95,256        $ 2,232,818

Compensation related to stock option plan                                                                10,444
Common shares issued pursuant to restricted stock awards                                                      -
Common shares issued upon exercise of stock options                                                      19,119
Gain on shareholder's stock                                                                               1,720
Net loss                                                               (539,670)                       (539,670)    $ (539,670)
Change in unrealized gain (loss) on marketable securities                            (59,953)           (59,953)       (59,953)
                                                                                                                   ------------

Comprehensive loss                                                                                                  $ (599,623)
                                                                                                                   ============

                                                                  ----------------------------------------------
Balances at December 31, 1999                                      $ (3,203,116)    $ 35,303        $ 1,664,478
                                                                  ==============================================


Balances at June 30, 2000                                          $ (4,326,628)    $ 14,443        $ 6,266,374

Compensation related to stock options and warrants                                                       28,507
Common shares issued upon exercise of stock options                                                      21,095
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                                                      768,985
Common shares issued                                                                                     77,914
Preferred stock dividend and deemed dividend on preferred                                                     -
   stock for beneficial conversion                                      (46,782)                        (36,633)
Common shares issued pursuant to conversion of preferred stock                                                -
Cumulative effect of change in accounting principle for deemed
   dividend on preferred stock for beneficial conversion               (217,583)
Net loss                                                             (1,316,892)                     (1,316,892)  $ (1,316,892)
Change in unrealized gain (loss) on marketable securities                           (139,303)          (139,303)      (139,303)

                                                                                                                  -------------

Comprehensive loss                                                                                                $ (1,456,195)
                                                                                                                  =============

                                                                  ----------------------------------------------
Balances at December 31, 2000                                      $ (5,907,885)   $(124,860)       $ 5,670,047
                                                                  ==============================================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six months ended December 31,

                                                                                     2000                        1999
                                                                                  -----------                 -----------
Cash flows from operating activities
   Net loss                                                                       $(1,316,892)                $  (539,670)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                    53,893                      59,020
      Losses (gains) on sales of marketable securities                                120,946                    (213,697)
      Losses on sales of furniture and equipment                                         --                           383
      Advertising in exchange for common stock                                        124,812                        --
      Compensation related to stock options and warrants                               28,507                      10,444
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                              102,699                      70,051
         (Increase) in other receivables                                              (28,364)                    (11,738)
         Decrease in prepaid expenses                                                   5,493                      13,010
         (Increase) decrease in other assets                                          (12,575)                      2,911
         (Decrease) in accounts payable and accrued liabilities                       (63,750)                   (107,680)
         (Decrease) in accrued payroll and employee benefits                          (56,855)                   (121,084)
         (Decrease) in deferred revenues                                              (66,710)                     (7,845)
                                                                                  -----------                 -----------
      Net cash used in operating activities                                        (1,108,796)                   (845,895)
                                                                                  -----------                 -----------

Cash flows from investing activities
   Purchases of marketable securities                                                 (67,703)                   (718,056)
   Proceeds from sales of marketable securities                                       122,547                     669,765
   (Increase) decrease in receivable for securities sold                              (10,031)                     55,426
   Purchases of furniture and equipment                                              (119,523)                    (92,320)
                                                                                  -----------                 -----------
       Net cash used in investing activities                                          (74,710)                    (85,185)
                                                                                  -----------                 -----------

Cash flows from financing activities
   Issuance of common stock, net of issuance costs                                     97,994                      19,119
   Gain on shareholder's stock                                                           --                         1,720
                                                                                  -----------                 -----------
       Net cash provided by financing activities                                       97,994                      20,839
                                                                                  -----------                 -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,085,512)                   (910,241)

Cash and cash equivalents at beginning of period                                    5,976,439                   1,776,261

                                                                                  -----------                 -----------
Cash and cash equivalents at end of period                                        $ 4,890,927                 $   866,020
                                                                                  ===========                 ===========

Supplemental disclosure of cash flow information:
  Non-cash financing activities
      Preferred stock dividend and deemed dividend on preferred
           stock for beneficial conversion                                        $    46,782
      Issuance of common stock in exchange for prepaid advertising                    770,000
      Conversion of preferred stock to common stock                                    26,674


The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Six months ended December 31, 2000
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations for the three and six month periods ended December 31, 2000 and 1999 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2000 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2000 consolidated financial statements.

2.       The components of comprehensive income (loss) are as follows:



                                             Three months ended December 31,
                                                 2000                 1999
                                              ----------           ---------
Net loss                                      $ (790,305)          $ (90,806)
Change in unrealized gain (loss)
   on marketable securities                       36,566              32,120
                                              ----------           ---------

Comprehensive loss                            $ (753,739)          $ (58,686)
                                              ----------           ---------

                                               Six months ended December 31,
                                                 2000                 1999
                                              ----------           ---------
Net loss                                    $ (1,316,892)         $ (539,670)
Change in unrealized gain (loss)
   on marketable securities                     (139,303)            (59,953)
                                              ----------           ---------

Comprehensive loss                          $ (1,456,195)         $ (599,623)
                                              ----------           ---------




3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants and conversion of preferred stock, reduced by the shares that may be repurchased with the funds received from the exercise and conversion, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 4,147,608 and 2,996,750 at December 31, 2000 and 1999, respectively, would be antidilutive as the Company incurred net losses for the three month and six month periods ended December 31, 2000 and 1999.

4. The Company adopted certain provisions of Emerging Issue Task Force ("EITF") 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments," in the second quarter of fiscal 2001. EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the effective conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature to $319,065 from $101,482 that was recorded in connection with the preferred stock issuance in February 2000. In accordance with EITF, the adoption was treated as a cumulative effect of an accounting change which resulted in a cumulative adjustment to dividends of $217,583. This non-recurring charge was recorded in the second quarter of fiscal 2001.

5. On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. (ALM), whereby the Company issued 184,422 fully vested, non-forfeitable common shares to ALM in exchange for $1 million of advertising and promotional opportunities in national and regional ALM properties over a two-year term. The number of shares issued by the Company was calculated as $770,000 divided by $4.175, the average per share closing price of the common stock for the five trading days prior to August 11, 2000. The Company initially recorded $770,000 in prepaid advertising. Such amount will be expensed when the advertising takes place. During the three and six month periods ended December 31, 2000, the Company expensed $106,504 and $124,812, respectively, of advertising costs related to this transaction. As of December 31, 2000, $311,626 was classified as short term and included in prepaid expenses and $333,562 was classified as long term and included in other assets based on the expected utilization. The Company has agreed to purchase $250,000 in additional advertising in the year subsequent to the initial two-year term if certain agreed-upon criteria are not achieved on February 11, 2002.

Pursuant to the Stock Purchase Agreement between the Company and ISO Investment Holdings, Inc. (ISO) whereby ISO purchased 642,570 common shares at a price of $6.225 per share, ISO is entitled to purchase, upon the same terms, such number of securities to enable it to retain its fully diluted ownership position in the Company after the issuance of shares to ALM. ISO exercised this preemptive right on August 21, 2000, whereby the Company issued 18,662 shares of common stock to ISO at $4.175 per share. The total offering price was $77,914.

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

General

         We provide alternative dispute resolution services, or ADR services, to insurance companies, law firms, corporations and municipalities, on an in-person basis, via video conferencing and on the Internet through our clickNsettle.com web site. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. We believe that with our global roster of qualified hearing officers, video conferencing capabilities, knowledge of dispute resolution, reputation within the corporate and legal communities and Internet-based dispute resolution programs, we are uniquely positioned to provide a comprehensive web-enabled total solution to disputing parties worldwide.

         We currently operate from locations in New York, Massachusetts and Tennessee.

         Our objective is to become the leading global provider of dispute resolution services by providing the total solution for our clients; by offering one-stop shopping for anyone involved in any type of dispute, anywhere in the world; and to provide this service more quickly, economically and efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) marketing our comprehensive suite of web-enabled dispute resolution tools which are designed to attract a larger customer base on a global scale with lower incremental costs; (2) positioning clickNsettle.com as a necessary component of e-commerce transactions so as to provide a mechanism for the resolution of any potential dispute, should one occur, among parties who may be geographically diverse; (3) focusing our advertising campaign towards building brand recognition; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on an international basis by capitalizing on our market position; (5) continue to explore strategic alliances with business entities that have the ability to promote clickNsettle.com; and (6) becoming a primary provider of international, insurance no-fault and intellectual property dispute resolution.

         We have and will continue to incur net losses in the future as a result of (a) continuing development and other costs associated with our Internet initiative and (b) our advertising campaign. Although we are actively promoting our web-enabled services, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, our advertising campaign will continue through fiscal year 2002. In August 2000, we signed an agreement with American Lawyer Media, the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 184,422 shares of our common stock. We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.


Second Quarter Ended December 31, 2000 Compared to Second Quarter Ended December 31, 1999

     Revenues. Revenues decreased 10% to $959,688 for the second quarter ended December 31, 2000 from $1,069,044 for the comparable prior period. The decrease in revenues is attributable to a decline in the number of in-person hearings conducted at our satellite offices. Utilizing the www.clickNsettle.com web site as a centralized dispute resolution location, we began migrating our marketing efforts towards fewer but more efficient primary customer service centers and national account arrangements rather than numerous smaller regional locations. Additionally, we experienced a rise in the average dollars earned per in-person hearing due to an increase in commercial and multi-party cases heard during the second quarter of fiscal year 2001. We believe this trend will continue as we further exploit the market for these types of cases.

     Cost of Services. Cost of services decreased 5% to $259,579 for the second quarter ended December 31, 2000 from $272,865 for the second quarter ended December 31, 1999. Additionally, the cost of services as a percentage of revenues increased slightly to approximately 27% in the second quarter of fiscal year 2001 from 26% in the second quarter of fiscal year 2000. The ratio of cost of services to revenues will fluctuate based on the amount of electronic revenue (which does not require the services of an in-person hearing officer), the number of hours per case, as well as our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case. Additionally, although the direct cost of services for commercial cases tends to be higher as a percentage of revenue, profit thereon is typically greater. These cases are apt to be longer in duration and require less sales and administrative effort on a per case basis.

     Sales and Marketing. Sales and marketing costs increased 29% to $687,239 for the second quarter ended December 31, 2000 from $534,829 for the second quarter ended December 31, 1999. Sales and marketing costs as a percentage of revenues increased to 72% in the second quarter of fiscal year 2001 from 50% in the second quarter of fiscal year 2000. This increase largely relates to advertising and external public relations expenditures. Such costs increased by approximately $147,000 during the second quarter of fiscal year 2001 from the comparable prior year period. Additional expenditures for print advertising will be incurred during the remainder of the fiscal year and into fiscal year 2002 in connection with our agreement with American Lawyer Media, Inc.

     General and Administrative. General and administrative costs increased 31% to $764,308 for the second quarter ended December 31, 2000 from $583,481 for the second quarter ended December 31, 1999. A portion of the increase (approximately $148,000) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor relations projects which were completed by the end of the second quarter of fiscal year 2001. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, salary and related items (including payroll taxes, benefits, employee recruitment fees and outside services) rose by approximately $44,000 due to increases in staff for data processing and other administrative functions, including temporary help, to support and enhance "our total solution" offering. The remaining increase was largely related to higher rent in the amount of $15,000 due to the leasing of additional space at our headquarters in Great Neck, New York as of July 1, 2000. Offsetting the above were declines in accounting and legal fees, market fees and auto expenses approximating $28,000. General and administrative costs as a percentage of revenues increased to 80% in the second quarter of fiscal year 2001 from 55% for the comparable prior period.

     Other (Expenses) Income. Other (expenses) income changed from income of $231,325 for the second quarter ended December 31, 1999 to expense of $38,867 for the second quarter ended December 31, 2000. Other (expenses) income is composed primarily of investment income and realized gains (losses) generated from investments. During the second quarter of the 2001 fiscal year, we sold a portion of our marketable securities. As a result, net realized losses approximated $120,000 for the second quarter of fiscal year 2001 as compared to gains of approximately $214,000 in the prior fiscal period. Offsetting this decline was an increase in investment income of approximately $64,800 which rose due to higher invested balances as a result of additional financing received in the second half of fiscal year 2000. At December 31, 2000, approximately 94% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

     Income Taxes. Tax benefits resulting from net losses incurred for the three-month periods ended December 31, 2000 and 1999 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

     Net Loss. For the three months ended December 31, 2000, we had a net loss of ($790,305) as compared to a net loss of ($90,806) for the three months ended December 31, 1999. The loss increased primarily due to investments in advertising and, for the most part, non-continuing consulting projects as well as realized losses on the sale of marketable securities.


Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999

      Revenues. Revenues decreased 1.5% to $1,946,436 for the six months ended December 31, 2000 from $1,975,752 for the comparable prior period. The decrease in revenues is attributable to a decline in the number of in-person hearings conducted at our satellite offices. Utilizing the www.clickNsettle.com web site as a centralized dispute resolution location, we began migrating our marketing efforts towards fewer but more efficient primary customer service centers and national account arrangements rather than numerous smaller regional locations. Offsetting this decline was a rise in the average dollars earned per in-person hearing, fees earned from international/commercial cases and revenues from a video-conferencing dispute resolution contract.

         Cost of Services. Cost of services decreased 4% to $475,860 for the six months ended December 31, 2000 from $494,408, for the six months ended December 31, 1999. Additionally, the cost of services as a percentage of revenues declined to approximately 24% in the first six months of fiscal year 2001 from 25% for the first six months of fiscal year 2000. The decline is partially attributed to the recognition of revenue from videoconferencing and electronic dispute resolution services provided in which the use of hearing officers was not needed. If such revenue was excluded, the cost of services as a percentage of revenue would approximate 25%. The ratio of cost of services to revenues will fluctuate based on the amount of electronic revenue (which does not require the services of an in-person hearing officer), the number of hours per case, as well as our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs increased 23% to $1,299,317 for the six months ended December 31, 2000 from $1,057,295 for the six months ended December 31, 1999. Sales and marketing costs as a percentage of revenues increased to 67% for the first six months of fiscal year 2001 from 54% for the first six months of fiscal year 2000. The increase largely relates to advertising and external public relations costs, which rose by approximately $196,000 from the first six months of fiscal year 2000 to the first six months of fiscal year 2001. Additional expenditures for print advertising will be incurred during the remainder of the fiscal year and into fiscal year 2002 in connection with our agreement with American Lawyer Media, Inc. Furthermore, travel, entertainment and promotions expense increased by about $46,500 as a portion of our sales force visited additional claims offices of existing clients throughout the country to increase business in accordance with our strategic initiatives.

         General and Administrative. General and administrative costs increased 26% to $1,536,886 for the six months ended December 31, 2000 from $1,219,421 for the six months ended December 31, 1999. A portion of the increase (approximately $214,000) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor relations projects which were completed by the end of the second quarter of fiscal year 2001. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, salary and related items (including payroll taxes, benefits, employee recruitment fees and outside services) rose by approximately $64,000 due to increases in staff for data processing and other administrative functions, including temporary help, to support and enhance "our total solution" offering. Thirdly, we incurred approximately $38,000 in one-time costs to promote our company to investors overseas. The remaining increase was largely related to higher rent in the amount of $30,000 due to the leasing of additional space at our headquarters in Great Neck, New York as of July 1, 2000. Offsetting the above were declines in accounting and legal fees of $36,000. Furthermore, general and administrative costs as a percentage of revenues increased to 79% in the first six months of fiscal year 2001 from 62% for the comparable prior period.

     Other Income. Other income declined from $255,702 for the first six months of fiscal year 2000 to $48,735 for the first six months of fiscal year 2001. Other income is composed primarily of investment income and realized gains (losses) generated from investments. During the first six months of the 2001 fiscal year, we sold a portion of our marketable securities. As a result, net realized losses approximated $121,000 for the first six months of fiscal year 2001 as compared to net realized gains of approximately $214,000 in the prior fiscal period. Offsetting this decline was an increase in investment income of approximately $132,200 which rose due to higher invested balances as a result of additional financing received in the second half of fiscal year 2000. At December 31, 2000, approximately 94% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

         Income Taxes. Tax benefits resulting from net losses incurred for the six-month periods ended December 31, 2000 and 1999 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the six months ended December 31, 2000, we had a net loss of ($1,316,892) as compared to a net loss of ($539,670) for the six months ended December 31, 1999. The loss increased primarily due to investments in advertising and, for the most part, non-continuing consulting projects as well as realized losses on the sale of marketable securities.

Liquidity and Capital Resources

     At December 31, 2000, we had working capital surplus of $4,936,735 compared to $5,944,827 at June 30, 2000. Net cash used in operating activities was $1,108,796 for the six months ended December 31, 2000 versus $845,895 in the prior comparable period. The decrease in working capital and the increase in net cash used in operating activities occurred primarily as a result of the loss from operations.

     Net cash used in investing activities was $74,710 for the six months ended December 31, 2000 versus $85,185 in the comparable prior period.

     Net cash provided by financing activities increased to $97,994 for the six months ended December 31, 2000 from $20,839 for the prior comparable period. The increase was largely due to net proceeds received from the issuance of 18,662 of our common shares at a price of $4.175 per share to a single investor in August 2000.

      We anticipate that funds received in connection with the issuance of preferred and common stock in the prior fiscal year will be sufficient to fund our operations for the next year. Additionally, under an Equity Line of Credit Agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock. The availability to use this line is limited based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period.

                            PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  Not applicable.

Item 2.           Changes in Securities and Use of Proceeds.
                  In November 1996, we raised additional capital through an initial public offering of our securities. Net proceeds after offering expenses approximated $4,700,000, of which $3,862,000 had been utilized through June 30, 2000 as disclosed in our Form 10-KSB. During the six months ended December 31, 2000, we additionally expended the remaining balance of approximately $838,000 for working capital and general corporate purposes.

Item 3.           Defaults upon Senior Securities.
                  Not applicable.

Item 4.           Submission of matters to a Vote of Security Holders.
                  On December 14, 2000, we held our annual meeting of shareholders. At the meeting, the shareholders voted on three proposals. The following represents the results of the voting, both in person and by proxy: Election of Directors:

                  Roy Israel                3,339,429 votes for; 0 votes
                                            against; 21,481 votes withheld.

                  Anthony Mercorella        3,338,160 votes for; 0 votes
                                            against; 22,750 votes withheld.

                  Ronald Katz              3,341,560 votes for; 0 votes
                                            against; 19,350 votes withheld.

                  Frank Coyne               3,337,879 votes for; 0 votes
                                            against; 23,031 votes withheld.

                  For ratification of appointment of Grant Thornton LLP as our independent accountants for fiscal year 2001:

                           3,341,829 votes for;
                           14,681 votes against;
                           4,400 abstentions.

                  For approval of the amendment to the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder from 2,000,000 shares to 3,000,000 shares:

                            1,751,532 votes for;
                            90,967 votes against;
                            4,400 abstentions;
                            1,514,011 not voted.


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

                                       CLICKNSETTLE.COM, INC.

   Date: February 12, 2001             By: /s/ Roy Israel
                                           -------------------------------
                                           Roy Israel, President and CEO

   Date: February 12, 2001             By: /s/ Patricia A. Giuliani-Rheaume
                                           --------------------------------
                                           Patricia A. Giuliani-Rheaume,
                                             Vice President, Treasurer and CFO