Form 10QSB
period 2001-03-31
CLICKNSETTLE COM INC
filed 2001-05-15
CIK 925741

--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

As of May 9, 2001, 4,335,426 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes      No X
                                                                ---    ---

                      -------------------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----

 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
             March 31, 2001 and June 30, 2000                                 3

            Consolidated Statements of Operations
             for the three and nine month periods ended
             March 31, 2001 and 2000                                          4

            Consolidated Statements of Changes in
             Stockholders' Equity and Comprehensive
             Loss for the nine month periods ended
             March 31, 2001 and 2000                                          5

            Consolidated Statements of Cash Flows
             for the nine month periods ended
             March 31, 2001 and 2000                                          6

            Notes to Consolidated Financial Statements                        7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                       10

PART II.  OTHER INFORMATION

            Item 2.  Changes in Securities and Use of Proceeds               16

            Item 6.  Exhibits and Reports on Form 8-K                        16
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,                     June 30,
                                                                                      2001                          2000
                                                                               --------------------         ----------------------
                                                                                   (unaudited)                  (derived from
                                                                                                              audited financial
                                                                                                                 statements)
                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                            $ 4,585,752                    $ 5,976,439
  Marketable securities                                                                    368,616                        601,188
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                                 293,868                        443,469
  Other receivables                                                                         34,964                          9,718
  Prepaid expenses                                                                         297,833                         76,528
                                                                               --------------------         ----------------------

     Total current assets                                                                5,581,033                      7,107,342

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                           333,999                        290,836

OTHER ASSETS                                                                               355,781                         30,711
                                                                               --------------------         ----------------------

                                                                                       $ 6,270,813                    $ 7,428,889
                                                                               ====================         ======================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                       $ 193,712                      $ 406,078
  Accrued liabilities and dividends payable                                                510,625                        356,611
  Accrued payroll and employee benefits                                                     80,170                         93,822
  Deferred revenues                                                                        269,828                        306,004
                                                                               --------------------         ----------------------

     Total current liabilities                                                           1,054,335                      1,162,515

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A Exchangeable Preferred stock - $.001 par value; 2,100 shares authorized; 1,800 and 1,850 shares issued and outstanding,
    respectively; liquidation preference of $1,000 per share                             1,600,481                      1,634,789
  Common stock - $.001 par value; 15,000,000 shares authorized;
    4,350,776 and 4,093,279 shares issued, respectively; 4,345,776
    and 4,093,279 shares outstanding, respectively                                           4,351                          4,093
  Additional paid-in capital                                                            10,105,357                      8,939,677
  Accumulated deficit                                                                   (6,458,859)                    (4,326,628)
  Accumulated other comprehensive income                                                   (30,705)                        14,443
  Less:  common stock in treasury at cost, 5,000 and 0 shares, respectively                 (4,147)                             -
                                                                               --------------------         ----------------------

     Total stockholders' equity                                                          5,216,478                      6,266,374
                                                                               --------------------         ----------------------

                                                                                       $ 6,270,813                    $ 7,428,889
                                                                               ====================         ======================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three months ended March 31,   Nine months ended March 31,
                                                                        2001          2000           2001            2000
                                                                    -------------  -------------  --------------  --------------
Net revenues                                                          $  824,939     $  946,237     $ 2,771,375     $ 2,921,989
                                                                    -------------  -------------  --------------  --------------

Operating costs and expenses
  Cost of services                                                       211,467        231,290         687,327         725,698
  Sales and marketing expenses                                           499,216        513,563       1,798,533       1,570,858
  General and administrative expenses                                    593,869        606,459       2,130,755       1,825,880
                                                                    -------------  -------------  --------------  --------------

                                                                       1,304,552      1,351,312       4,616,615       4,122,436
                                                                    -------------  -------------  --------------  --------------

           Loss from operations                                         (479,613)      (405,075)     (1,845,240)     (1,200,447)

Other income (expenses)
   Investment income (loss)                                              (68,385)        62,065         (25,870)        306,600
   Other income                                                           15,157          3,224          21,377          14,391
                                                                    -------------  -------------  --------------  --------------

                                                                         (53,228)        65,289          (4,493)        320,991
                                                                    -------------  -------------  --------------  --------------

            Loss before income taxes                                    (532,841)      (339,786)     (1,849,733)       (879,456)

Income taxes                                                                   -              -               -               -
                                                                    -------------  -------------  --------------  --------------

              NET LOSS                                                $ (532,841)    $ (339,786)    $(1,849,733)    $  (879,456)

Preferred stock dividend and deemed dividend on
   preferred stock for beneficial conversion                             (18,133)       (39,695)        (64,915)        (39,695)
                                                                    -------------  -------------  --------------  --------------

              Loss before cumulative effect of change in
              accounting principle for deemed dividend on
              preferred stock for beneficial conversion               $ (550,974)    $ (379,481)    $(1,914,648)    $  (919,151)

Cumulative effect of change in accounting principle for
  deemed dividend on preferred stock for beneficial
  conversion                                                          $        -     $        -     $  (217,583)    $         -
                                                                    -------------  -------------  --------------  --------------


            Net loss attributable to common stockholders              $ (550,974)    $ (379,481)    $(2,132,231)    $  (919,151)
                                                                    =============  =============  ==============  ==============

Loss per common share - basic and diluted:
  Loss before cumulative effect of change in accounting principle     $    (0.13)    $    (0.11)    $     (0.45)    $     (0.27)
  Cumulative effect of change in accounting principle                          -              -           (0.05)              -
                                                                    -------------  -------------  ------------------------------
  Net loss per common share                                           $    (0.13)    $    (0.11)    $     (0.50)    $     (0.27)
                                                                    =============  =============  ==============  ==============

Weighted average shares outstanding - basic and diluted                4,327,448      3,432,783       4,285,092       3,419,670
                                                                    =============  =============  ==============  ==============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                    Nine months ended March 31, 2001 and 2000




                                                                             Preferred stock                 Common stock
                                                                             ---------------                 ------------
                                                                        Shares            Amount        Shares          Amount
                                                                       ------------------------------------------------------------
Balances at June 30, 1999                                                                                 3,370,739         $3,371

Compensation related to stock options and warrants
Common shares issued pursuant to restricted stock awards                                                     36,744             37
Common shares issued upon exercise of stock options and warrants                                             33,126             33
Gain on shareholder's stock
Common shares and warrants issued pursuant to preferred stock and
   equity line of credit offerings, net of issuance costs of $191,954         1,850        $ 1,543,456       10,000             10
Preferred stock dividend and deemed dividend on preferred stock
   for beneficial conversion                                                                    30,445
Net loss
Change in unrealized gain (loss) on marketable securities


Comprehensive loss


                                                                       ------------------------------------------------------------
Balances at March 31, 2000                                                    1,850        $ 1,573,901    3,450,609        $ 3,451
                                                                       ============================================================


Balances at June 30, 2000                                                     1,850         $1,634,789    4,093,279         $4,093

Compensation related to stock options and warrants
Common shares issued upon exercise of stock options                                                          11,250             11
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                                                          184,422            184
Common shares issued                                                                                         18,662             19
Preferred stock dividend and deemed dividend on preferred
   stock for beneficial conversion                                                              10,149
Common shares issued pursuant to conversion of preferred stock                  (50)           (44,457)      43,163             44
Purchase of 5,000 common shares for treasury
Cumulative effect of change in accounting principle for deemed dividend on preferred stock for beneficial conversion
Net loss
Change in unrealized gain (loss) on marketable securities


Comprehensive loss


                                                                       ------------------------------------------------------------
Balances at March 31, 2001                                                    1,800          1,600,481       4,350,776       4,351
                                                                       ============================================================



                                                                                                               Accumulated
                                                                         Additional                               other
                                                                           paid-in         Accumulated        comprehensive
                                                                           capital           deficit          income (loss)
                                                                       ------------------------------------------------------------
Balances at June 30, 1999                                                    $4,797,637        ($2,663,446)             $95,256

Compensation related to stock options and warrants                               15,667
Common shares issued pursuant to restricted stock awards                            (37)
Common shares issued upon exercise of stock options and warrants                 52,712
Gain on shareholder's stock                                                       1,720
Common shares and warrants issued pursuant to preferred stock and
   equity line of credit offerings, net of issuance costs of $191,954           114,580
Preferred stock dividend and deemed dividend on preferred stock
   for beneficial conversion                                                                       (39,695)
Net loss                                                                                          (879,456)
Change in unrealized gain (loss) on marketable securities                                                                45,321


Comprehensive loss


                                                                       ------------------------------------------------------------
Balances at March 31, 2000                                                  $ 4,982,279       $ (3,582,597)           $ 140,577
                                                                       ============================================================


Balances at June 30, 2000                                                    $8,939,677        ($4,326,628)             $14,443

Compensation related to stock options and warrants                               35,904
Common shares issued upon exercise of stock options                              21,084
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                              768,801
Common shares issued                                                             77,895
Preferred stock dividend and deemed dividend on preferred
   stock for beneficial conversion                                                                 (64,915)
Common shares issued pursuant to conversion of preferred stock                   44,413
Purchase of 5,000 common shares for treasury
Cumulative effect of change in accounting principle for deemed
   dividend on preferred stock for beneficial conversion                        217,583           (217,583)
Net loss                                                                                        (1,849,733)
Change in unrealized gain (loss) on marketable securities                                                               (45,148)


Comprehensive loss


                                                                       ------------------------------------------------------------
Balances at March 31, 2001                                                   10,105,357         (6,458,859)             (30,705)
                                                                       ============================================================




                                                                        Common            Total             Compre-
                                                                       stock in       stockholders'         hensive
                                                                       treasury           equity             loss
                                                                       -------------------------------------------------
Balances at June 30, 1999                                                                  $ 2,232,818

Compensation related to stock options and warrants                                              15,667
Common shares issued pursuant to restricted stock awards
Common shares issued upon exercise of stock options and warrants                                52,745
Gain on shareholder's stock                                                                      1,720
Common shares and warrants issued pursuant to preferred stock and
   equity line of credit offerings, net of issuance costs of $191,954                        1,658,046
Preferred stock dividend and deemed dividend on preferred stock
   for beneficial conversion                                                                    (9,250)
Net loss                                                                                      (879,456)      $ (879,456)
Change in unrealized gain (loss) on marketable securities                                       45,321           45,321
                                                                                                       -----------------

Comprehensive loss                                                                                           $ (834,135)
                                                                                                       =================

                                                                       --------------------------------
Balances at March 31, 2000                                                                 $ 3,117,611
                                                                       ================================


Balances at June 30, 2000                                                                   $6,266,374

Compensation related to stock options and warrants                                              35,904
Common shares issued upon exercise of stock options                                             21,095
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                                             768,985
Common shares issued                                                                            77,914
Preferred stock dividend and deemed dividend on preferred
   stock for beneficial conversion                                                             (54,766)
Common shares issued pursuant to conversion of preferred stock
Purchase of 5,000 common shares for treasury                                 (4,147)            (4,147)
Cumulative effect of change in accounting principle for deemed dividend on preferred stock for beneficial conversion
Net loss                                                                                    (1,849,733)    $ (1,849,733)
Change in unrealized gain (loss) on marketable securities                                      (45,148)         (45,148)
                                                                                                       -----------------

Comprehensive loss                                                                                         $ (1,894,881)
                                                                                                       =================

                                                                       --------------------------------
Balances at March 31, 2001                                                   (4,147)        $5,216,478
                                                                       ================================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended March 31,


                                                                                         2001                       2000
                                                                                   ------------------       ---------------------
Cash flows from operating activities
   Net loss                                                                              $(1,849,733)                 $ (879,456)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                           81,307                      87,160
      Losses (gains) on sales of marketable securities                                       120,947                    (259,194)
      Writedown of marketable securities                                                     133,160
      Losses on sales of furniture and equipment                                                   -                         383
      Advertising in exchange for common stock                                               217,626
      Compensation related to stock options and warrants                                      35,904                      15,667
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                                     149,601                      82,165
         (Increase) in other receivables                                                     (25,246)                    (11,651)
         Decrease (increase) in prepaid expenses                                              18,573                      (2,351)
         (Increase) decrease in other assets                                                 (12,574)                      1,189
         (Decrease) in accounts payable and accrued liabilities                             (113,119)                    (13,613)
         (Decrease) in accrued payroll and employee benefits                                 (13,652)                    (71,073)
         (Decrease) increase in deferred revenues                                            (36,176)                     44,244
                                                                                   ------------------       ---------------------
      Net cash used in operating activities                                               (1,293,382)                 (1,006,530)
                                                                                   ------------------       ---------------------

Cash flows from investing activities
   Purchases of marketable securities                                                       (193,728)                   (960,144)
   Proceeds from sales of marketable securities                                              127,047                     932,150
   Proceeds from maturities of marketable securities                                               -                     100,000
   Decrease in receivable for securities sold                                                      -                      55,426
   Purchases of furniture and equipment                                                     (124,471)                   (103,810)
                                                                                   ------------------       ---------------------
       Net cash (used in) provided by investing activities                                  (191,152)                     23,622
                                                                                   ------------------       ---------------------

Cash flows from financing activities
   Issuance of common stock, net of issuance costs                                            97,994                      52,745
   Purchase of treasury stock at cost                                                         (4,147)                          -
   Issuance of preferred stock and warrants, net of issuance costs                                 -                   1,658,046
   Gain on shareholder's stock                                                                     -                       1,720
                                                                                   ------------------       ---------------------
       Net cash provided by financing activities                                              93,847                   1,712,511
                                                                                   ------------------       ---------------------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,390,687)                    729,603

Cash and cash equivalents at beginning of period                                           5,976,439                   1,776,261

                                                                                   ------------------       ---------------------
Cash and cash equivalents at end of period                                               $ 4,585,752                  $2,505,864
                                                                                   ==================       =====================

Supplemental disclosure of cash flow information:
  Noncash financing activities
      Preferred stock dividend and deemed dividend on preferred
         stock for beneficial conversion                                                 $    64,915                  $   39,695
     Issuance of common stock in exchange for prepaid advertising                            770,000
     Conversion of preferred stock to common stock                                            44,457

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Nine months ended March 31, 2001
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2001 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2001 and 2000 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2001 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2000 consolidated financial statements.

2. The components of comprehensive income (loss) are as follows:

                                       Three months ended March 31,
                                       2001                   2000
                                       ----                   ----
Net loss                                   $ (532,841)           $ (339,786)
Change in unrealized gain (loss)
   on marketable securities                    94,155               105,274
                                  --------------------   -------------------

Comprehensive loss                         $ (438,686)           $ (234,512)
                                  --------------------   -------------------

                                       Nine months ended March 31,
                                       2001                   2000
                                       ----                   ----
Net loss                                 $ (1,849,733)           $ (879,456)
Change in unrealized gain (loss)
   on marketable securities                   (45,148)               45,321
                                  --------------------   -------------------

Comprehensive loss                       $ (1,894,881)           $ (834,135)
                                  --------------------   -------------------

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants and conversion of preferred stock, reduced by the shares that may be repurchased with the funds received from the exercise and conversion, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 6,093,996 and 3,060,376 at March 31, 2001 and 2000, respectively, would be antidilutive as the Company incurred net losses for the three month and nine month periods ended March 31, 2001 and 2000.

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

5. On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. (ALM), whereby the Company issued 184,422 fully vested, non-forfeitable common shares to ALM in exchange for $1 million of advertising and promotional opportunities in national and regional ALM properties over a two-year term. The number of shares issued by the Company was calculated as $770,000 divided by $4.175, the average per share closing price of the common stock for the five trading days prior to August 11, 2000. The Company initially recorded $770,000 in prepaid advertising. Such amount will be expensed when the advertising takes place. During the three and nine month periods ended March 31, 2001, the Company expensed $92,814 and $217,626, respectively, of advertising costs related to this transaction. As of March 31, 2001, $239,878 was classified as short term and included in prepaid expenses and $312,496 was classified as long term and included in other assets based on the expected utilization. The Company has agreed to purchase $250,000 in additional advertising in the year subsequent to the initial two-year term if certain agreed-upon criteria are not achieved on February 11, 2002.

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

6. As of March 31, 2001, the Company evaluated the carrying value of its investments in marketable equity securities, especially those in the technology sector. As a result, the Company recognized a writedown for other than a temporary decline in the value of such securities in the amount of $133,160. Such realized loss is included in investment income (loss) on the accompanying statement of operations for the three months and nine months ended March 31, 2001.

7. On March 6, 2001, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. As a result, the Company has been provided 90 calendar days, or until June 4, 2001, to regain compliance with this requirement. If the Company is unable to demonstrate compliance with this rule on or before June 4, 2001, the Company's common stock may be delisted. At that time, the Company may appeal the decision to delist the common stock. The appeal process may take up to an additional 45 days to occur. During this period, if the Company demonstrates compliance, the listing status could be preserved.

8. On March 23, 2001, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan was increased from 600,000 to an aggregate of 800,000 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 23, 2002, provided, however, that the Plan may be discontinued at any time by the Company. As of March 31, 2001, the Company purchased 5,000 shares under the Plan.

9. On April 5, 2001, pursuant to approval by the Board of Directors, the Company bought back all of its Series A Exchangeable Preferred stock at par value. There were 1,800 shares outstanding before the redemption and the Company paid $1,800,000 to buy back these shares. The 4% accrued dividend on the preferred shares, aggregating $82,517 at March 31, 2001, was terminated retroactively resulting in no payment of dividends from the inception of the issuance of the preferred shares in February 2000.

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

         We believe that the current economic slowdown is an environment which should encourage the use of our services as more business entities are focusing on cost saving measures given the tremendous expense related to the litigation process versus our quicker, more efficient dispute resolution process.

         We have and will continue to incur net losses in the future as a result of (a) continuing development and other costs associated with our Internet initiative and (b) our advertising campaign. Although we are actively promoting our services, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, our advertising campaign will continue through fiscal year 2002. In August 2000, we signed an agreement with American Lawyer Media, the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 184,422 shares of our common stock. We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.

Third Quarter Ended March 31, 2001 Compared to Third Quarter
Ended March 31, 2000

     Revenues. Revenues decreased 12.8% to $824,939 for the third quarter ended March 31, 2001 from $946,237 for the comparable prior period. The decrease in revenues is attributable to a decline in the number of in-person hearings conducted at our satellite offices. As such, we elected to close these offices as the expense of running additional non-hub locations adversely affected earnings. Utilizing the www.clickNsettle.com web site as a centralized dispute resolution location, we began migrating our marketing efforts towards fewer but more efficient primary customer service centers and national account arrangements rather than numerous smaller regional locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. Furthermore, due to inclement weather in the northeast during March, several days of hearings had to be adjourned and cancelled. Additionally, we experienced a rise in the average dollars earned per in-person hearing due to an increase in commercial and multi-party cases heard during the third quarter of fiscal year 2001. We believe this trend will continue as we further exploit the market for these types of cases.

     Cost of Services. Cost of services decreased 8.6% to $211,467 for the third quarter ended March 31, 2001 from $231,290 for the third quarter ended March 31, 2000. Additionally, the cost of services as a percentage of revenues increased slightly to approximately 26% in the third quarter of fiscal year 2001 from 24% in the third quarter of fiscal year 2000. The ratio of cost of services to revenues will fluctuate based on the amount of electronic revenue (which does not require the services of an in-person hearing officer), the number of hours per case, as well as our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case. Additionally, although the direct cost of services for commercial cases tends to be higher as a percentage of revenue, profit thereon is typically greater. These cases are apt to be longer in duration and require less sales and administrative effort on a per case basis.

     Sales and Marketing. Sales and marketing costs decreased 2.8% to $499,216 for the third quarter ended March 31, 2001 from $513,563 for the third quarter ended March 31, 2000. Salary and related items (including payroll taxes and benefits) decreased by approximately $83,900. Having consolidated our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools, we were able to streamline sales management and reduce related costs. Additionally, travel and entertainment declined $24,300 as out of state travel was reduced while the sales team followed up on leads generated from trade shows/trips made in prior periods. Offsetting such decreases were higher costs incurred for advertising and external public relations expenditures. Such costs increased by approximately $85,900 during the third quarter of fiscal year 2001 from the comparable prior year period. Additional expenditures for print advertising will be incurred during the remainder of the fiscal year and into fiscal year 2002 in connection with our agreement with American Lawyer Media, Inc. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe that our targeted campaign should be more prominent and receive more attention. Sales and marketing costs as a percentage of revenues increased to 61% in the third quarter of fiscal year 2001 from 54% in the third quarter of fiscal year 2000.

     General and Administrative. General and administrative costs decreased 2.1% to $593,869 for the third quarter ended March 31, 2001 from $606,459 for the third quarter ended March 31, 2000. As part of an effort to reduce overhead, we reduced expenditures for legal fees, seminars, auto expenses, telephone, recruitment fees and miscellaneous expenses that approximated $61,300. Offsetting these declines was an increase in salary and related items (including payroll taxes, benefits and outside services) which rose by approximately $31,300 due to increases in staff for data processing and other administrative functions to support and enhance "our total solution" offering. The remaining increase was largely related to higher rent and utilities in the amount of $17,900 due to the leasing of additional space at our headquarters in Great Neck, New York as of July 1, 2000. General and administrative costs as a percentage of revenues increased to 72% in the third quarter of fiscal year 2001 from 64% for the comparable prior period.

     Other (Expenses) Income. Other (expenses) income changed from income of $65,289 for the third quarter ended March 31, 2000 to an expense of ($53,228) for the third quarter ended March 31, 2001. Other (expenses) income is composed primarily of investment income and realized gains (losses) generated from investments. As of March 31, 2001, the Company evaluated the carrying value of its investments in marketable equity securities, especially those in the technology sector. As a result, the Company recognized a writedown for other than a temporary decline in the value of such securities. Such realized loss is included in investment income (loss) on the accompanying statement of operations for the three months ended March 31, 2001. As a result, net realized losses approximated $133,100 for the third quarter of fiscal year 2001 as compared to gains of approximately $45,500 in the prior fiscal period. Offsetting this decline was an increase in investment income of approximately $47,700 which rose due to higher invested balances in money market accounts as a result of additional financing received in the second half of fiscal year 2000. At March 31, 2001, approximately 92% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

     Income Taxes. Tax benefits resulting from net losses incurred for the three-month periods ended March 31, 2001 and 2000 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

     Net Loss. For the three months ended March 31, 2001, we had a net loss of ($532,841) as compared to a net loss of ($339,786) for the three months ended March 31, 2000. The loss increased primarily due to the writedown of marketable securities for an other than temporary decline in value as well as a decline in revenue which was partially offset by a decrease in operating costs and expenses which reduced overhead.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

     Revenues. Revenues decreased 5.2% to $2,771,375 for the nine months ended March 31, 2001 from $2,921,989 for the comparable prior period. The decrease in revenues is attributable to a decline in the number of in-person hearings conducted at our satellite offices. As such, we elected to close these offices as the expense of running additional non-hub locations adversely affected earnings. Utilizing the www.clickNsettle.com web site as a centralized dispute resolution location, we began migrating our marketing efforts towards fewer but more efficient primary customer service centers and national account arrangements rather than numerous smaller regional locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. Furthermore, due to inclement weather in the northeast during March, several days of hearings had to be adjourned and cancelled. Offsetting this decline was a rise in the average dollars earned per in-person hearing, fees earned from international/commercial cases and revenues from a video-conferencing dispute resolution contract.

     Cost of Services. Cost of services decreased 5.3% to $687,327 for the nine months ended March 31, 2001 from $725,698, for the nine months ended March 31, 2000. Additionally, the cost of services as a percentage of revenues remained the same at approximately 25% in the first nine months of fiscal year 2001 as well as the first nine months of fiscal year 2000. The ratio of cost of services to revenues will fluctuate based on the amount of electronic revenue (which does not require the services of an in-person hearing officer), the number of hours per case, as well as our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

     Sales and Marketing. Sales and marketing costs increased by 14.5% to $1,798,533 for the nine months ended March 31, 2001 from $1,570,858 for the nine months ended March 31, 2000. Sales and marketing costs as a percentage of revenues increased to 65% for the first nine months of fiscal year 2001 from 54% for the first nine months of fiscal year 2000. The increase largely relates to advertising and external public relations costs, which rose by approximately $282,000 from the first nine months of fiscal year 2000 to the first nine months of fiscal year 2001. Additional expenditures for print advertising will be incurred during the remainder of the fiscal year and into fiscal year 2002 in connection with our agreement with American Lawyer Media, Inc. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe that our targeted campaign should be more prominent and receive more attention. Furthermore, trade show and promotions expense increased by about $87,600 as the Company participated in several large legal and insurance related exhibitions earlier in the year to promote the "total solution." Offsetting these increases were declines in salaries and related costs (including benefits and payroll taxes) and travel and entertainment expenses which in total approximated $140,000. Having consolidated our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools, we were able to streamline sales management and reduce related costs including travel and entertainment expenses.

     General and Administrative. General and administrative costs increased 16.7% to $2,130,755 for the nine months ended March 31, 2001 from $1,825,880 for the nine months ended March 31, 2000. A portion of the increase (approximately $214,100) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor relations projects which were completed by the end of the second quarter of fiscal year 2001. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, salary and related items (including payroll taxes, benefits and outside services) rose by approximately $92,500 due to increases in staff for data processing and other administrative functions to support and enhance "our total solution" offering. Thirdly, we incurred approximately $38,000 in one-time costs to promote our company to investors overseas. The remaining increase was largely related to higher rent and utilities in the amount of $51,600 due to the leasing of additional space at our headquarters in Great Neck, New York as of July 1, 2000. Offsetting the above were declines in legal fees, seminars, auto expenses, telephone costs and miscellaneous expenses approximating $99,300. Furthermore, general and administrative costs as a percentage of revenues increased to 77% in the first nine months of fiscal year 2001 from 62% for the comparable prior period.

     Other (Expenses) Income. Other income declined from $320,991 for the first nine months of fiscal year 2000 to an expense of ($4,493) for the first nine months of fiscal year 2001. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. As of March 31, 2001, the Company evaluated the carrying value of its investments in marketable equity securities, especially those in the technology sector. As a result, the Company recognized a writedown for other than a temporary decline in the value of such securities. Such realized loss is included in investment income (loss) on the accompanying statement of operations for the nine months ended March 31, 2001. Additionally, during the first six months of the fiscal year, we sold a portion of our marketable securities. As a result, net realized losses (including the writedown of $133,100) approximated $254,100 for the first nine months of fiscal year 2001 as compared to gains of approximately $258,800 in the prior fiscal period. Offsetting this decline was an increase in investment income of approximately $178,500 which rose due to higher invested balances in money market accounts as a result of additional financing received in the second half of fiscal year 2000. At March 31, 2001, approximately 92% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

     Income Taxes. Tax benefits resulting from net losses incurred for the nine-month periods ended March 31, 2001 and 2000 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

     Net Loss. For the nine months ended March 31, 2001, we had a net loss of ($1,849,733) as compared to a net loss of ($879,456) for the nine months ended March 31, 2000. The loss increased primarily due to investments in advertising and, for the most part, non-continuing consulting projects as well as realized losses on the sale and writedown of marketable securities.

Liquidity and Capital Resources

     At March 31, 2001, we had working capital surplus of $4,526,698 compared to $5,944,827 at June 30, 2000. Net cash used in operating activities was $1,293,382 for the nine months ended March 31, 2001 versus $1,006,530 in the prior comparable period. The decrease in working capital and the increase in net cash used in operating activities occurred primarily as a result of the loss from operations.

     Net cash used in investing activities was $191,152 for the nine months ended March 31, 2001 versus $23,622 of cash provided in the comparable prior period. The change is due to the fact that purchases of investments and furniture and equipment exceeded sales in the current period while there was a higher proportion of maturities and sales of securities in the investment portfolio in the prior period.

     Net cash provided by financing activities was $93,847 for the nine months ended March 31, 2001 versus $1,712,511 for the prior comparable period. In the prior year period, we issued Series A Exchangeable Preferred stock for $1,850,000 less issuance costs. No similar transaction occurred in the current period.

     On April 5, 2001, pursuant to approval by the Board of Directors, the Company bought back all of its Series A Exchangeable Preferred stock at par value. There were 1,800 shares outstanding before the redemption and the Company paid $1,800,000 to buy back these shares. The 4% accrued dividend on the preferred shares, aggregating $82,517 at March 31, 2001, was terminated retroactively resulting in no payment of dividends from the inception of the issuance of the preferred shares in February 2000. We anticipate that funds received in connection with the issuance of common stock in the prior fiscal year will be sufficient to fund our operations for the next year. Additionally, under an Equity Line of Credit Agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock. The availability to use this line is limited based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period. If the closing bid price and average trading volume are below a defined minimum, the maximum amount available at that point in time is $250,000. There is also a minimum of 15 days between each request for investment.

NASDAQ Continued Listing

On March 6, 2001, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. As a result, the Company has been provided 90 calendar days, or until June 4, 2001, to regain compliance with this requirement. If the Company is unable to demonstrate compliance with this rule on or before June 4, 2001, the Company's common stock may be delisted. At that time, the Company may appeal the decision to delist the common stock. The appeal process may take up to an additional 45 days to occur. During this period, if the Company demonstrates compliance, the listing status could be preserved.

                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
         In November 1996, we raised additional capital through an initial public offering of our securities. Net proceeds after offering expenses approximated $4,700,000, of which $3,862,000 had been utilized through June 30, 2000 as disclosed in our Form 10-KSB. During the nine months ended March 31, 2001, we additionally expended the remaining balance of approximately $838,000 for working capital and general corporate purposes.

Item 3.  Defaults upon Senior Securities.
         Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders.
         Not applicable.

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



(b) Reports on Form 8-K.

    Form 8-K was filed on March 23, 2001 to announce the extension of our March 1998 purchase plan to acquire up to 800,000 shares of our common stock for a one-year period.

    Form 8-K was filed on April 11, 2001 in conjunction with the redemption of all of our outstanding Series A Exchangeable Preferred stock at par value.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLICKNSETTLE.COM, INC.

          Date: May 14, 2001               By: /s/ Roy Israel
                                               --------------------------------
                                               Roy Israel, President and CEO

          Date: May 14, 2001               By: /s/ Patricia A. Giuliani-Rheaume
                                               --------------------------------
                                               Patricia A. Giuliani-Rheaume,
                                               Vice President, Treasurer and CFO