Form 10KSB
period 2001-06-30
CLICKNSETTLE COM INC
filed 2001-09-27
CIK 925741

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

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


                       1010 NORTHERN BOULEVARD, SUITE 336
                           GREAT NECK, NEW YORK 10021
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock $.001 Par Value              NASDAQ Small Cap Market
Warrants                                  NASD Over-the-Counter Bulletin Board

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock $.001 Par Value              Boston Stock Exchange
Warrants                                  Boston Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.|_|

State issuer's revenues for its most recent fiscal year.  $3,866,058
                                                          ----------

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of August 28, 2001 is $1,044,969.

As of August 28, 2001, 1,423,775 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format   Yes      No  X
                                                   ----    -----

                  DOCUMENTS INCORPORATED BY REFERENCE

                  Part I.  --  None      Part II.  --  None
                  Part III.  --  Proxy statement to be filed by October 29, 2001

                                     PART I

         From time to time, including in this annual report on Form 10-KSB, clickNsettle.com, Inc. (formerly NAM Corporation) (the "Company" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: changes in the insurance and legal industries; our inability to retain current or new hearing officers; changes in the public court systems; and the degree and timing of the market's acceptance of our web site and in-person and video-conferenced arbitration and mediation programs.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

         We operate in one business segment as a provider of arbitration and mediation services, also known as alternative dispute resolution services, or ADR services, principally to insurance companies, law firms, corporations and municipalities on an in-person basis, via video conferencing and on the Internet through our clickNsettle.com web site. An ADR proceeding is an alternative forum to the public court system for resolving civil disputes.

         Our objective is to become the leading global provider of dispute resolution services by providing a "total solution" for our clients; by offering one-stop shopping for anyone involved in any type of dispute, anywhere in the world; and to provide this service quicker, more economically and more efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) marketing our comprehensive suite of web-enabled dispute resolution tools which are designed to attract a larger customer base on a global scale with lower incremental costs; (2) positioning our ADR services and Internet platform as a necessary component of e-commerce transactions and international disputes so as to provide a mechanism for the resolution of any potential dispute, should one occur, among parties who may be located in geographically diverse areas; (3) focusing our advertising campaign towards building brand recognition; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on an international basis by capitalizing on our market position; (5) continuing to explore strategic alliances with business entities that have the ability to promote clickNsettle.com; and (6) becoming a primary provider of commercial, international, insurance and intellectual property dispute resolution.

         clickNsettle.com, with patent pending on its unique fully-interactive, web-enabled dispute resolution services, can be accessed 24 hours a day, 7 days a week and is being targeted to the multi-billion dollar litigation market. We believe that our web-enabled dispute resolution platform provides us with the following capabilities: (1) ability to process a large volume of cases electronically with a lower cost per case; (2) easy accessibility by potential users via the Internet; (3) ability to reach potential users on a global basis;
(4) lead generator for our in-person arbitration and mediation services which offer a roster of 1,300 arbitrators and mediators worldwide; (5) ability to benchmark data on settlements by injury and venue; and (6) electronic case management capabilities to summarize and provide analysis of a client's entire ADR program including in-person arbitration and mediation conferences and electronic settlements over the Internet.

         We believe that the ADR business is a growing industry based upon (a) the continuing inability of the public court system to effectively manage its docket of civil cases and (b) the increase of global commerce transactions and the subsequent need for dispute resolution mechanisms to address multi-country litigation. An ADR proceeding streamlines the traditional cumbersome public litigation process. As compared to the public court system, an ADR proceeding generally offers litigants a faster resolution, confidentiality, reduced expenses, flexibility in procedures and solutions, and control over the process. With respect to business-to-business disputes, ADR proceedings can also preserve business relations among the parties because its nature is less adversarial and disputes may be resolved promptly.

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

         The arbitrations are usually one of the following: (i) a regular arbitration, in which the hearing officer has authority to issue a ruling and/or award a remedy without limitations; (ii) a "high/low" arbitration, where the parties may choose to set the parameters of the award by pre-selecting the high and low dollar limits that can be awarded by the hearing officer; and (iii) the so-called "baseball" arbitration, which typically involves the submission by each party of their last best figure and the reason why it should be accepted with the hearing officer's binding recommendation being restricted to either one figure or the other. These types of arbitration are not exclusive, and the hearing officers may fashion remedies in accordance with whatever parameters are agreed to by the parties.

         Generally, arbitration decisions are binding in nature and, unless otherwise stipulated by the parties, are appealable in only limited circumstances in the public court system. We do not currently offer any type of appeal procedure. Our arbitration decisions are generally enforceable in the public court system by following prescribed filing procedures in the applicable local jurisdiction.

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

         The parties and a hearing officer attend the settlement conference. Each party may choose to submit a settlement conference memorandum setting forth a brief summary of facts, indicating, for example, why each party has or does not have liability and, if applicable, a statement of the party's damages. At the settlement conference, each party is given an opportunity to describe the facts of the case and explain its position. Thereafter, the hearing officer meets privately with each side on an alternating basis to evaluate their respective cases, and receives proposed concessions that each party might make, and potential settlement figures that each party may offer, with a view toward guiding the parties to the settlement of their dispute. Settlement figures and possible concessions are typically not discussed between a party and the hearing officer without the other party's express consent to disclosing its position. In the majority of instances, the settlement conference procedure results in the resolution of all issues.

         Online, blind bid negotiation process: Our online, blind bid negotiation process is an Internet-based, interactive virtual service that offers an alternative to traditional litigation. The program utilizes a direct settlement format that allows disputing parties to enter an unlimited number of "blind" and confidential offers and demands, via the Internet, to settle cases. Through this service, we provide disputants with the ability to negotiate a case with their adversary without actually "tipping their hand" about what amount they would accept for settlement. The demands and offers are secure. Only the final settlement figures are ever revealed. This ensures that neither party loses any bargaining power if a settlement is not reached. In the event of non-settlement, the parties may automatically submit the case for in-person arbitration and mediation with us. The service, with patent pending, can be accessed 24 hours a day, 7 days a week and also provides case management tools, electronic access to submit cases for in-person mediation or arbitration and detailed reporting of both in-person arbitration and mediation results and electronic settlement statistics.

         Other ADR Services: In addition to in-person mediations and arbitrations and online, blind bid negotiations, we offer, among other services, advisory opinions, mock jury trials and other specialized dispute resolution programs depending on the parties' particular needs. We also offer Case Resolution Days. Case Resolution Days are events usually scheduled at an insurance company client's office in which we arrange for parties to hold high volume direct settlement meetings without the participation of a hearing officer. If the individual meetings do not resolve the dispute, we provide a hearing officer to mediate the dispute if the parties wish to pursue settlement.

         Video Conferencing: We have the ability to offer video conferencing capabilities that allows us to provide services to a wider range of clients on a geographical basis. By using this service, clients can participate in and observe hearings without leaving their offices. This results in the reduction of certain costs to the client associated with the ADR process. In addition, the video conferencing equipment, which can be purchased or leased, has applications beyond the ADR area for clients.

Marketing and Sales

         During the second half of fiscal year 2000, we completed the major portion of our development phase with respect to our web-enabled suite of dispute resolution tools and shifted our focus towards exploiting the assets we had developed. Much of our marketing effort has been concentrated on approaching existing clientele to offer them a more diverse menu of dispute resolution tools. By doing so, we believe we will be able to broaden the areas of litigation that can be streamlined with our services, thereby increasing the total number of cases submitted to us. Further, we have re-aligned our personnel to address additional fertile areas of litigation that are well suited to benefit from our services. For instance, a new Vice President of Business Development has been charged with expanding our commercial book of business and with marketing the availability and depth of knowledge and expertise of our exceptionally talented hearing officers. Additionally, our Account Executives currently market our unique "total ADR solution," encompassing in-person and online ADR services as well as a broad array of electronic case management tools available on our site, in order to promote all aspects of our services. They are charged with the goal of pursuing new business as well as increasing the volume of business with existing clients through in-person meetings, presentations and educational seminars relating to ADR services. Each is equipped with various tools and metrics enabling them to gauge client activity and their own individual sales effectiveness. As of September 10, 2001, we employed 11 Account Executives to market our services. Account Executives are salaried employees and are eligible for additional commissions/incentives based on revenue generated.

         Our President and Vice President of Operations are active in working with our Account Executives. Account Executives in our regional office first report to a Regional Manager who then reports to the Vice President of Operations. The employment agreement of the Regional Manager of our Massachusetts office provides for additional compensation based on the profits of his operation.

         Account Executives are trained over approximately a two-week period. This training period may vary depending on the overall abilities of each candidate, the level of prior experience and their aptitude to assimilate the required marketing skills. The training includes the development of sales/service techniques and an introduction to existing clientele. After this initial period, the new Account Executive's performance is closely monitored. In addition, staff meetings are generally held weekly to review progress against goals and to enhance marketing skills.

         The majority of our clients are insurance carriers and law firms. In fiscal years 2001 and 2000, no customer exceeded 10% of net revenues. We have a diversified customer base with our revenue distributed among more than 1,900 clients in both fiscal years 2001 and 2000.

          When appropriate, we seek contracts with our clients. Further, we continue to enhance our efforts to obtain volume commitments from existing and new clients.

Competition

         The ADR business is highly competitive on an international, national and regional level. We believe that barriers to entry in the private ADR business are relatively low, and new competitors can begin doing business relatively quickly. We believe this because the provision of ADR services only requires the consent of all parties to submit their dispute for resolution through a proposed ADR provider. There are two types of competitors: not-for-profit and for-profit entities. We believe the largest not-for-profit competitor is the American Arbitration Association and that it has a significant market share in complex commercial cases. The insurance industry has also continued its support for Arbitration Forums, a not-for-profit organization created to service primarily the insurance subrogation market.

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

         As compared to the majority of our competitors, we believe that our total solution, comprised of in-person global arbitration and mediation services, an online, blind bid program and extensive case management tools, is unique. We believe we have certain advantages that enable us to better serve our clients. These advantages include: (1) a fully interactive case resolution web site which enables parties to resolve disputes by accessing an array of different web-enabled services including the option to make an unlimited number of blind and confidential settlement offers and demands via the Internet from anywhere in the world, 24 hours a day, 7 days a week; (2) exclusive agreements with many of our most sought after hearing officers, who are generally former judges and respected attorneys and (3) electronic case management capabilities to summarize and provide analysis of a client's entire ADR program on a regional, national or global basis. We cannot assure you, however, that these perceived advantages will enable us to compete successfully in the future.

Government Regulation

         ADR services that are offered by private companies, like us, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.


Employees

         As of September 10, 2001, we employed 33 persons, including two part-time employees; of these, three were in executive positions, 13 were Sales Managers and Account Executives and the remaining 17 employees support our operations with respect to information technology, accounting, scheduling, confirming, billing and other administrative duties. The Company also currently utilizes the services of a temporary employee who is eligible for long-term employment.

Hearing Officers

         As of September 10, 2001, we maintained relationships with over 1,300 hearing officers. We have exclusive agreements with respect to ADR proceedings with a number of these hearing officers. Such hearing officers accounted for approximately 60% of the number of in-person cases handled by us for the year ended June 30, 2001. The balance of non-exclusive hearing officers makes their services available to us on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of our roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings.



ITEM 2.  DESCRIPTION OF PROPERTIES

         We maintain 2 leased facilities, which are located in office buildings. Currently, we lease 9,080 square feet of space at 1010 Northern Boulevard, Great Neck, New York for our corporate headquarters and for providing hearing/conference facilities in the New York area. The lease expires June 2005. We also lease 1,320 square feet of space, which lease expires November 2002, for our North Easton, Massachusetts office. We believe this space is adequate for our reasonably anticipated future needs.

         The aggregate rental expense for all of our offices was $253,062 during the year ended June 30, 2001.



ITEM 3.  LEGAL PROCEEDINGS

         There is no litigation currently pending against the Company.


ITEM 4.  SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

         On July 5, 2001, we held a special meeting of shareholders. The following represents the results of the voting, both in person and by proxy:

For ratification of an amendment of the Certificate of Incorporation authorizing the Company's board of directors to effect either a 1-for-3 or a 1-for-4 reverse split of outstanding shares of the Company's common stock:
                  4,216,463 votes for;
                     31,362 votes against;
                      1,190 abstentions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Our Common Stock is quoted on the NASDAQ Small Cap Market under the trading symbol "CLIK" and has been quoted since we commenced public trading on November 18, 1996. Our Warrants, under the trading symbol "CLIKW," have been quoted on the NASD's Over-the- Counter Bulletin Board since February 28, 2001; prior thereto, they were quoted on the NASDAQ Small Cap Market. Before November 18, 1996, there was no public market for our securities. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by the NASDAQ Small Cap Market and the NASD's Over-the-Counter Bulletin Board) for each fiscal quarter during the periods indicated.

                                                   Common Stock           Warrants
                                                  High      Low         High      Low
                                                ---------------------------------------
Fiscal Year 2001:
First quarter (07/1/00-9/30/00)                  $15.38    $8.25       $1.19     $0.41
Second quarter (10/01/00-12/31/00)                 8.44     1.88        0.63      0.03
Third quarter  (01/01/01-03/31/01)                 3.38     1.78        0.05      0.02
Fourth quarter (04/01/01-06/30/01)                 2.63     0.90        0.02      0.01

Fiscal Year 2000:
First quarter (07/1/99-9/30/99)                  $27.00   $ 6.00       $3.22     $0.53
Second quarter (10/01/99-12/31/99)                24.27    14.07        2.69      1.06
Third quarter  (01/01/00-03/31/00)                24.18    14.64        3.00      1.06
Fourth quarter (04/01/00-06/30/00)                20.64    10.50        2.25      0.97

         On August 20, 2001, the Company effectuated a 1-for-3 reverse stock split of its common stock. All common stock prices above have been restated to reflect the reverse stock split. The above redeemable warrants have not been restated as the terms of exercise were instead adjusted. On August 28, 2001 the closing bid price for the Common Stock and Warrants, as reported by the NASDAQ Small Cap Market and the NASD's Over-the-Counter Bulletin Board, respectively, were $1.35 and $0.00, respectively.

         As of May 21, 2001 (the latest date for which we are able to obtain reliable data), there were in excess of 500 holders of our securities.

         On March 6, 2001, we received a letter from The Nasdaq Stock Market that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, we were provided 90 calendar days, or until June 4, 2001, to regain compliance. As we were unable to demonstrate compliance with this rule on or before June 4, 2001, we requested and were granted a meeting on July 19, 2001 to seek continued listing on the Nasdaq Small Cap Market. On August 17, 2001, we received a determination from the Nasdaq Listing Qualification Panel whereby our common stock would continue to be listed pursuant to the following exception. On or before August 28, 2001, the closing bid price of our common stock must be at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In order to fully comply with this term of exception, we must be able to demonstrate compliance with requirements for continued listing on The Nasdaq Small Cap Market. Nasdaq is presently making a determination as to whether our common stock has the ability to sustain the required minimum bid price. Our common stock currently remains listed on The Nasdaq Small Cap Market. However, there can be no assurance that our common stock will not be delisted in the near future.

         We have not nor do we contemplate or anticipate paying any dividends upon our common stock in the foreseeable future. The payment of common stock dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.

         The Series A Exchangeable Preferred Stock accrued dividends at a rate of 4% annually. However, on April 5, 2001, we redeemed all of the outstanding preferred stock at par value. The 4% accrued dividend, aggregating $82,517, was eliminated retroactively, resulting in no payment of dividends from the date of issuance of the preferred shares.

B. In November 1996, we raised additional capital through an initial public offering of our securities. Net proceeds after offering expenses approximated $4,700,000 of which $3,862,000 had been utilized through June 30, 2000. During the year ended June 30, 2001, we additionally expended the remaining balance of approximately $838,000 for working capital and general corporate purposes.

         The preceding information updates Form SR filed by the Company in February 1997 pursuant to former Rule 463.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General


         We provide ADR services to insurance companies, law firms, corporations and municipalities, on an in-person basis, via video conferencing and on the Internet through our clickNsettle.com web site. We focus the majority of our marketing efforts on developing and expanding relationships with insurance companies, law firms, corporations and municipalities, which we believe are some of the largest consumers of ADR services. We believe that with our global roster of qualified hearing officers, video conferencing capabilities, knowledge of dispute resolution, reputation within the corporate and legal communities and Internet-based dispute resolution services, we are uniquely positioned to provide a comprehensive web-enabled total solution to disputing parties worldwide.

         We opened for business in March 1992 in New York and currently operate from locations in New York and Massachusetts.

         Our objective is to become the leading global provider of dispute resolution services by providing a "total solution" for our clients; by offering one-stop shopping for anyone involved in any type of dispute, anywhere in the world; and by providing this service quicker, more economically and more efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) marketing our comprehensive suite of web-enabled dispute resolution tools which are designed to attract a larger customer base on a global scale with lower incremental costs; (2) positioning clickNsettle.com as a necessary component of e-commerce and international transactions so as to provide a mechanism for the resolution of any potential dispute, should one occur, among parties who may be located in geographically diverse areas; (3) focusing our advertising campaign towards building brand recognition; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on an international basis by capitalizing on our market position; (5) continuing to explore strategic alliances with business entities that have the ability to promote clickNsettle.com; and (6) becoming a primary provider of commercial, international, insurance and intellectual property dispute resolution.


Future Trends

         We believe that ADR is becoming a more commonly utilized option for the resolution of various dispute types including insurance, contract, commercial, matrimonial, mass-tort and e-commerce. In addition, the ADR industry is, and will continue to be, undergoing a consolidation as clients seek providers who can offer technologically sophisticated oversight of their international, national and regional multi-state ADR programs. We believe our web-based "total solution," with more efficient primary customer service and a single global platform, will exploit this trend.

         We believe that the current economic slowdown is an environment which should encourage the use of our services as more business entities are focusing on cost saving measures given the tremendous expense related to traditional litigation versus our quicker, more efficient dispute resolution process.

         We have and may continue to incur net losses in the future as a result of (a) continuing development and other costs associated with our web-based software initiatives and (b) our advertising campaign. Although we are actively promoting our services, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, our advertising campaign will continue through fiscal year 2003. In August 2000, we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.


Year Ended June 30, 2001 Compared to Year Ended June 30, 2000
-------------------------------------------------------------

Results of Operations

         Revenues. Revenues decreased 3.1% to $3,866,058 for the year ended June 30, 2001 from $3,987,928 for the year ended June 30, 2000. The decrease in revenue is attributable to a decline in the number of in-person hearings conducted at our satellite offices. As part of our migration towards centralizing our operations through the utilization of our web platform, we elected to close these offices as the expense of running additional non-hub locations adversely affected earnings, and forecasts indicated that they would have continued to do so. Utilizing the www.clickNsettle.com web site as a centralized dispute resolution location, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional locations. The results of such a strategic plan have been beneficial to date as quarterly sequential performance already reflects the benefits of such efficiencies. We believe that building on the present platform is the appropriate strategy to enhance operating results. Offsetting this decline was a 10% price increase in our administrative fees effective for cases commencing in the fourth quarter of fiscal 2001 or thereafter; a rise in the average dollars earned per in-person hearing; fees earned from international/commercial cases and revenues from a video-conferencing dispute resolution contract.

         Cost of Services. Cost of services decreased 6.1% to $952,263 for the year ended June 30, 2001 from $1,013,611 for the year ended June 30, 2000. Additionally, the cost of services as a percentage of revenues remained the same at approximately 25% for both fiscal years 2001 and 2000. Subsequent to our price increase, our cost of sales as a percentage of revenues declined by 1 point to 24% in the fourth quarter of fiscal year 2001. The ratio of cost of services to revenues will fluctuate based on the amount of electronic revenue (which does not require the services of an in-person hearing officer), the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

         Sales and Marketing. Sales and marketing costs decreased 1.8% to $2,232,678 for the year ended June 30, 2001 from $2,274,318 for the year ended June 30, 2000. Sales and marketing costs as a percentage of revenues increased slightly to 58% for fiscal year 2001 from 57% for fiscal year 2000. Most of the decrease (approximately $312,000) relates to employee costs and related items (including benefits and payroll taxes) and travel and entertainment expenses. The consolidation of our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools enabled us to streamline sales personnel and related costs including travel and entertainment expenses. Offsetting these declines were increases in advertising, promotions and trade shows. Advertising and external public relations costs increased by approximately $185,000 from fiscal year 2000 to fiscal year 2001. Most of this increase relates to our agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period commencing August 2000 in exchange for our common stock. The related non-cash amount expensed through June 30, 2001 approximated $290,000. Additional non-cash charges for print advertising relating to this agreement will be incurred during fiscal years 2002 and 2003 and, in total, will approximate $480,000. Potentially, we may be obligated to purchase $250,000 of additional print advertising in connection with this agreement during fiscal years 2003 and 2004 if certain agreed-upon criteria are not achieved on February 11, 2002. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention. Furthermore, trade show and promotions expense increased by about $86,000 as we participated in several large legal and insurance related exhibitions primarily early in fiscal year 2001 to promote the "total solution."

         General and Administrative. General and administrative costs increased 2.8% to $2,699,081 for the year ended June 30, 2001 from $2,625,513 for the year ended June 30, 2000. Furthermore, general and administrative costs as a percentage of revenues increased to 70% for fiscal year 2001 from 66% for fiscal year 2000. A portion of the increase (approximately $81,000) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor-relations projects which were completed by the end of the second quarter of fiscal year 2001. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, we incurred approximately $38,000 in one-time costs to promote our company to investors overseas. The remaining increase was largely related to higher rent and utilities in the amount of $69,000 due to the leasing of additional space at our headquarters in Great Neck, New York as of July 1, 2000. As part of an effort to reduce overhead, we reduced expenditures for legal fees, seminars, auto expenses, telephone and miscellaneous expenses that approximated $80,000.

         Other Income. Other income declined from $381,415 for the year ended June 30, 2000 to $56,839 for the year ended June 30, 2001. Other income is composed primarily of investment income and realized gains (losses) generated from investments. During fiscal year 2001, we evaluated the carrying value of our investments in marketable equity securities and recorded a write-down for other than temporary declines in the value of such securities of approximately $146,000. Such realized loss is included in investment income on the accompanying statement of operations for the year ended June 30, 2001. Additionally, we recorded approximately $77,000 in realized losses from sales of securities in fiscal year 2001. Total net realized losses therefore approximated $223,000 for fiscal year 2001 as compared to net realized gains of $259,000 in the prior fiscal year. Offsetting this decline was an increase in investment income of approximately $141,000 that rose due to higher invested balances in money market funds. At June 30, 2001, approximately 86% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

         Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2001 and 2000 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2001, we had net operating loss carryforwards for Federal tax purposes of approximately $5,594,000 and net capital loss carryforwards for Federal tax purposes of approximately $88,000.

         Net Loss. For the year ended June 30, 2001, we had a net loss of ($1,961,125) as compared to a net loss of ($1,544,099) for the year ended June 30, 2000. The loss increased primarily due to non- cash investments in advertising and realized losses on the sale and write down of marketable securities as compared to realized gains on marketable securities in the prior fiscal year.


Year Ended June 30, 2000 Compared to Year Ended June 30, 1999
-------------------------------------------------------------

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

         Net Loss. For the year ended June 30, 2000, we had a net loss of ($1,544,099) as compared to a net loss of ($1,294,765) for the year ended June 30, 1999. The loss increased as additional expenditures were made for salaries, marketing, legal and professional fees in order to enhance and promote our comprehensive suite of web-enabled dispute resolution services, offset by realized gains from marketable securities.


Liquidity and Capital Resources

         At June 30, 2001, the Company had a working capital surplus of $3,003,997 as compared to $5,944,827 at June 30, 2000. The decrease in working capital was attributed to the payment of $1,800,000 to voluntarily redeem the outstanding shares of Series A Exchangeable Preferred Stock in April 2001, as well as cash used in operating activities to fund the net loss for the year ended June 30, 2001.

         Net cash used in investing activities was $172,207 for the year ended June 30, 2001 versus $64,478 for the year ended June 30, 2000. The decrease in cash from investing activities was principally due to the fact that purchases of investments and furniture and equipment exceeded sales of investments in the current fiscal year while there was a higher proportion of maturities and sales of securities in the investment portfolio in the prior fiscal year.

         Net cash used in financing activities was $1,714,761 for the year ended June 30, 2001 versus $5,649,230 of cash provided for the year ended June 30, 2000. In the prior year, we issued Series A Exchangeable Preferred Stock for proceeds of $1,850,000 less issuance costs and issued shares of common stock to a single investor for proceeds of $4,000,000 in May 2000. In the current year, we redeemed all outstanding shares of the Series A Exchangeable Preferred stock at its par value of $1,800,000. The 4% accrued dividend on the preferred shares, aggregating $82,517, was eliminated retroactively, resulting in no payment of dividends from the date of issuance of the preferred shares.

         We anticipate that cash flows, together with funds received in connection with the issuance of common stock in the prior fiscal year, will be sufficient to fund our operations for the next year. Additionally, under an Equity Line of Credit Agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock. The availability to use this line is limited based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period. If the closing bid price and average trading volume are below a defined minimum, the maximum amount available at that point in time will be $250,000. There is also a minimum of 15 days between each request for investment.

Effect of Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The consummation of any future business combinations, including the business combination disclosed below under "Subsequent Event," will be impacted by the adoption of the aforementioned pronouncements.

 Subsequent Event

         On July 9, 2001, we signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consists of a combination of common stock and convertible preferred stock to be issued by us depending on certain financing conditions on the part of E-Vue, Inc. The letter of intent provides for an exclusivity period for both parties until October 7, 2001. In the event either party breaches the agreement, the non-breaching party is to be reimbursed for actual costs incurred up to a maximum of $100,000 and is entitled to a $100,000 break up fee. The acquisition, which will require shareholder approval, was initially expected to close in October 2001; however, due to the upheaval in the financial markets in response to recent events, the expected closing date of the acquisition has been delayed. There can be no assurance that this transaction will close.



ITEM 7.  FINANCIAL STATEMENTS

         Information in response to this item is set forth in the Financial Statements, beginning on Page F-1 of this filing. On August 20, 2001, a 1-for-3 reverse stock split of our outstanding common stock was effectuated. Our shareholders previously approved this action in a meeting held on July 5, 2001. Also, in accordance with our redeemable warrant agreement, the terms of the outstanding redeemable warrants were adjusted. Originally, each redeemable warrant entitled the holder to purchase one share of common stock at a price of $6 per share at any time from issuance until November 13, 2001. After the reverse stock split, in order to obtain one share of common stock, the redeemable warrant holder must exercise 3 warrants and pay an aggregate of $18 in cash until November 13, 2001.

         All references to number of shares and per share data in the financial statements and accompanying notes for all periods presented have been restated to reflect the reverse stock split.


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

     Notes to Consolidated Financial Statements                       F-8 - F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    clickNsettle.com, Inc.


We have audited the accompanying consolidated balance sheets of clickNsettle.com, Inc. and Subsidiaries (formerly known as NAM Corporation) (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of clickNsettle.com, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP


Melville, New York
August 23, 2001
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,


                                      ASSETS                                        2001             2000
                                                                                ------------      ------------

CURRENT ASSETS
    Cash and cash equivalents                                                   $  2,558,372      $  5,976,439
    Marketable securities                                                            402,807           601,188
    Accounts receivable (net of allowance for doubtful
       accounts of $140,000 in 2001 and 2000)                                        355,674           443,469
    Prepaid expenses and other current assets                                        469,885            86,246
                                                                                ------------      ------------
         Total current assets                                                      3,786,738         7,107,342

FURNITURE AND EQUIPMENT - AT COST,
    less accumulated depreciation                                                    309,242           290,836

OTHER ASSETS                                                                          91,452            30,711
                                                                                ------------      ------------
                                                                                $  4,187,432      $  7,428,889
                                                                                ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $    179,196      $    406,078
    Accrued liabilities and dividends payable                                        284,412           356,611
    Accrued payroll and employee benefits                                             35,020            93,822
    Deferred revenues                                                                284,113           306,004
                                                                                ------------      ------------
         Total current liabilities                                                   782,741         1,162,515

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Series A Exchangeable Preferred Stock - $.001 par value; 2,100 shares authorized; 0 and 1,850 shares issued and outstanding in 2001 and
      2000, respectively; liquidation preference of $1,000 per share                    --           1,634,789
    Common stock - $.001 par value; 15,000,000 shares authorized;
      1,450,259 and 1,364,426 shares issued in 2001 and 2000, respectively;
      1,444,676 and 1,364,426 shares outstanding in 2001 and 2000,
      respectively                                                                     1,450             1,364
    Additional paid-in capital                                                    10,109,385         8,942,406
    Accumulated deficit                                                           (6,687,254)       (4,326,628)
    Accumulated other comprehensive (loss) income                                     (6,135)           14,443
    Less common stock in treasury at cost, 5,583 and 0
      shares in 2001 and 2000, respectively                                          (12,755)             --
                                                                                ------------      ------------
         Total stockholders' equity                                                3,404,691         6,266,374
                                                                                ------------      ------------
                                                                                $  4,187,432      $  7,428,889
                                                                                ============      ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                                   2001              2000
                                                                                -----------      -----------

Net revenues                                                                    $ 3,866,058      $ 3,987,928
                                                                                -----------      -----------

Operating costs and expenses
    Cost of services                                                                952,263        1,013,611
    Sales and marketing expenses                                                  2,232,678        2,274,318
    General and administrative expenses                                           2,699,081        2,625,513
                                                                                -----------      -----------
                                                                                  5,884,022        5,913,442
                                                                                -----------      -----------
         Loss from operations                                                    (2,017,964)      (1,925,514)

Other income
    Investment income                                                                31,768          363,381
    Other income                                                                     25,071           18,034
                                                                                -----------      -----------
                                                                                     56,839          381,415
                                                                                -----------      -----------
         Loss before income taxes                                                (1,961,125)      (1,544,099)
Income taxes                                                                           --               --
                                                                                -----------      -----------
         NET LOSS                                                                (1,961,125)      (1,544,099)
Preferred stock dividend, deemed dividend on preferred stock for beneficial conversion and excess of consideration paid
    on redemption of preferred stock                                               (181,918)        (119,083)
                                                                                -----------      -----------

         Loss before cumulative effect of change in accounting principle for deemed dividend on preferred stock for beneficial
             conversion                                                          (2,143,043)      (1,663,182)

Cumulative effect of change in accounting principle for deemed
    dividend on preferred stock for beneficial conversion                          (217,583)            --
                                                                                -----------      -----------

         Net loss attributable to common stockholders                           $(2,360,626)     $(1,663,182)
                                                                                ===========      ===========

Loss per common share - basic and diluted
    Loss before cumulative effect of change in accounting principle             $     (1.50)     $     (1.42)
    Cumulative effect of change in accounting principle                                (.15)            --
                                                                                -----------      -----------

Net loss per common share                                                       $     (1.65)     $     (1.42)
                                                                                ===========      ===========

Weighted-average shares outstanding - basic and diluted                           1,432,674        1,172,304
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

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                       Years ended June 30, 2001 and 2000






                                      Preferred stock              Common stock         Additional
                                  ----------------------      ---------------------       paid-in       Accumulated
                                    Shares        Amount        Shares       Amount       capital         deficit
                                  --------      --------      ------------------------------------      ----------

Balances at June 30, 1999                                    3,370,739     $ 3,371     $4,797,637     $(2,663,446)
Compensation related to stock
   options and warrants                                                                    36,988
Common shares issued pursuant
   to restricted stock awards                                   36,744          37            (37)
Common shares issued upon
   exercise of stock options
   and warrants                                                 33,226          33         53,312
Gain on common shareholder's
   stock                                                                                    1,720
Common shares and warrants
   issued pursuant to preferred
   stock and equity line of
   credit offerings, net of
   issuance costs of $221,282      1,850     $ 1,543,456        10,000          10         85,252
Preferred stock dividend and
   deemed dividend on preferred
   stock for beneficial
   conversion                                     91,333                                                 (119,083)
Common shares issued pursuant
   to private placement, net
   of issuance costs of $34,553                                642,570         642      3,964,805
Net loss                                                                                               (1,544,099)
Change in unrealized gain
   (loss) on marketable
   securities
                                   -----       ---------     ---------       -----      ---------      ----------
Comprehensive loss

Balances at June 30, 2000
   (carried forward)               1,850       1,634,789     4,093,279       4,093      8,939,677      (4,326,628)



                                     Accumu-
                                      lated
                                     other
                                     compre-                    Total
                                     hensive      Common        stock-         Compre-
                                     income      stock in      holders'        hensive
                                     (loss)      treasury       equity          loss
                                    --------     --------      -------         -------

Balances at June 30, 1999         $  95,256                  $2,232,818
Compensation related to stock
   options and warrants                                          36,988
Common shares issued pursuant
   to restricted stock awards
Common shares issued upon
   exercise of stock options
   and warrants                                                  53,345
Gain on common shareholder's
   stock                                                          1,720
Common shares and warrants
   issued pursuant to preferred
   stock and equity line of
   credit offerings, net of
   issuance costs of $221,282                                 1,628,718
Preferred stock dividend and
   deemed dividend on preferred
   stock for beneficial
   conversion                                                   (27,750)
Common shares issued pursuant
   to private placement, net
   of issuance costs of $34,553                               3,965,447
Net loss                                                     (1,544,099)    $(1,544,099)
Change in unrealized gain
   (loss) on marketable
   securities                       (80,813)                     (80,813)       (80,813)
                                     ------      ------        ---------     ----------
Comprehensive loss                                                          $(1,624,912)
                                                                             ==========
Balances at June 30, 2000
   (carried forward)                 14,443                   6,266,374


                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE LOSS (continued)

                       Years ended June 30, 2001 and 2000





                                      Preferred stock              Common stock          Additional
                                  ---------------------       ---------------------       paid-in       Accumulated
                                    Shares        Amount        Shares       Amount       capital         deficit
                                  --------      --------      ----------   --------      ----------     -----------
Balances at June 30, 2000
   (brought forward)               1,850      $1,634,789     4,093,279      $4,093     $8,939,677      $(4,326,628)

Compensation related to stock
    options and warrants                                                                   37,031
Common shares issued upon
    exercise of stock options                                   11,250          11         21,084
Common shares issued in
exchange for future advertising
    services,  net of issuance
    costs of $1,015                                            184,422         184        768,801
Common shares issued                                            18,662          19         77,895
Preferred stock dividend and
    deemed dividend on
    preferred stock for
    beneficial conversion                         10,149                                                  (64,915)
Common shares issued pursuant
    to conversion of
    preferred stock                 (50)         (44,457)       43,163          44         44,413
Purchase of common shares for
    treasury
Cumulative effect of change in
    accounting principle for
    deemed dividend on
    preferred stock for
    beneficial conversion                                                                  217,583       (217,583)
Redemption of preferred stock     (1,800)     (1,600,481)                                                (117,003)
Net loss                                                                                               (1,961,125)
Change in unrealized gain
   (loss) on marketable
   securities
One-for-three reverse stock
   split effectuated
    August 20, 2001                                         (2,900,517)     (2,901)          2,901
                                   -----     -----------     ---------     -------     -----------     -----------


Comprehensive loss

Balances at June 30, 2001                    $               1,450,259     $ 1,450     $10,109,385     $(6,687,254)
                                   =====     ===========     =========     =======     ===========     ===========

                                      Accumu-
                                       lated
                                       other
                                      compre-                     Total
                                      hensive      Common        stock-         Compre-
                                      income      stock in      holders'        hensive
                                      (loss)      treasury       equity          loss
                                      -------     --------      --------        -------
Balances at June 30, 2000
   (brought forward)               $  14,443                 $ 6,266,374

Compensation related to stock
    options and warrants                                          37,031
Common shares issued upon
    exercise of stock options                                     21,095
Common shares issued in
exchange for future advertising
    services,  net of issuance
    costs of $1,015                                              768,985
Common shares issued                                              77,914
Preferred stock dividend and
    deemed dividend on
    preferred stock for
    beneficial conversion                                        (54,766)
Common shares issued pursuant
    to conversion of
    preferred stock
Purchase of common shares for
    treasury                                    $(12,755)        (12,755)
Cumulative effect of change in
    accounting principle for
    deemed dividend on
    preferred stock for
    beneficial conversion
Redemption of preferred stock                                 (1,717,484)
Net loss                                                      (1,961,125)    $(1,961,125)
Change in unrealized gain
   (loss) on marketable
   securities                        (20,578)                    (20,578)        (20,578)
One-for-three reverse stock
   split effectuated
    August 20, 2001
                                   ---------     --------    -----------     -----------


Comprehensive loss                                                           $(1,981,703)
                                                                             ===========
Balances at June 30, 2001          $  (6,135)   $(12,755)    $ 3,404,691
                                   =========    ========     ===========



The accompanying notes are an integral part of this statement.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                                 2001             2000
                                                                             -----------      -----------
Cash flows from operating activities
   Net loss                                                                  $(1,961,125)     $(1,544,099)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                             107,912          115,445
       Provision for bad debts                                                                     30,000
       Losses (gains) on sales of marketable securities                           77,248         (259,194)
       Write-down of marketable securities                                       145,849
       Losses on disposals of furniture and equipment                                595              383
       Advertising in exchange for common stock                                  290,397
       Compensation related to stock options and warrants                         37,031           36,988
       Changes in operating assets and liabilities
         Decrease in accounts receivable                                          87,795           41,619
         Decrease in prepaid expenses and other current assets                    47,487           24,742
         (Increase) decrease in other assets                                     (12,264)           2,912
         (Decrease) increase in accounts payable and accrued liabilities        (271,331)         171,648
         (Decrease) in accrued payroll and employee benefits                     (58,802)         (72,798)
         (Decrease) increase in deferred revenues                                (21,891)          67,780
                                                                             -----------      -----------
       Net cash used in operating activities                                  (1,531,099)      (1,384,574)
                                                                             -----------      -----------
Cash flows from investing activities
   Purchases of marketable securities                                           (361,140)      (1,118,675)
   Proceeds from sales of marketable securities                                  315,846          932,150
   Proceeds from maturities of marketable securities                                              200,000
   Decrease in receivable for securities sold                                                      55,426
   Purchases of furniture and equipment                                         (126,913)        (133,379)
                                                                             -----------      -----------
       Net cash used in investing activities                                    (172,207)         (64,478)
                                                                             -----------      -----------
Cash flows from financing activities
   Redemption of preferred stock                                              (1,800,000)
   Issuance of common stock, net of issuance costs and proceeds
     from exercise of stock options                                               97,994        4,018,792
   Purchase of treasury stock at cost                                            (12,755)
   Issuance of preferred stock and warrants, net of issuance costs                              1,628,718
   Gain on shareholder's stock                                                                      1,720
                                                                             -----------      -----------
       Net cash (used in) provided by financing activities                    (1,714,761)       5,649,230
                                                                             -----------      -----------
       NET (DECREASE) INCREASE IN CASH AND CASH
           EQUIVALENTS                                                        (3,418,067)       4,200,178
Cash and cash equivalents at beginning of year                                 5,976,439        1,776,261
                                                                             -----------      -----------
Cash and cash equivalents at end of year                                     $ 2,558,372      $ 5,976,439
                                                                             ===========      ===========

Supplemental disclosure of cash flow information:
   Noncash financing activities
     Preferred stock dividend and deemed dividend on preferred
       stock for beneficial conversion                                       $    64,915      $   119,083
     Issuance of common stock in exchange for prepaid advertising                770,000
     Conversion of preferred stock to common stock                                44,457


The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000



NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     clickNsettle.com, Inc. ("CLIK") (formerly known as NAM Corporation) provides a broad range of Alternative Dispute Resolution ("ADR") services, including in-person arbitrations and mediations and an online, blind bid negotiation program, principally in the United States. CLIK incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, National Arbitration & Mediation, Inc. ("NA&M"), which was owned by CLIK's Chief Executive Officer and former Executive Vice President, was acquired by and became a wholly-owned subsidiary of CLIK. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of NA&M combined with those of CLIK at their historical carrying values. NA&M also provided a broad range of ADR services, including arbitrations and mediations. NA&M began operations in March 1992.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied on a consistent basis which conform with accounting principles generally accepted in the United States of America follows:

     a.  Basis of Presentation

         The accompanying consolidated financial statements of clickNsettle.com, Inc. and Subsidiaries include the accounts of its wholly-owned subsidiaries, Michael Marketing LLC and clickNsettle.com LLC (collectively referred to herein as the "Company"). The Company operates in one business segment, ADR. All significant intercompany transactions and balances were eliminated in consolidation.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



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

     d.  Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and money market funds.

     e.  Marketable Securities

         Investments classified as marketable securities include equity securities which are reported at their fair values. Unrealized gains or losses on these securities are reported as a separate component of accumulated other comprehensive (loss) income, net of related tax effects, within stockholders' equity. The Company categorizes all equity securities as available-for-sale in order to provide the Company flexibility to respond to various factors, including changes in market conditions and tax planning considerations.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 2 (continued)

         Investment income, consisting of interest and dividends, is recognized when earned. Realized gains and losses on sales, maturities or liquidation of investments are determined on a specific identification basis. Fair values of investments are based on quoted market prices.

     f.  Furniture and Equipment

         Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method to allocate the cost of those assets over their expected useful lives which range from two to ten years. Leasehold improvements are amortized over the life of the remaining lease.

     g.  Product Development Costs

         Product development costs include expenses incurred by the Company to develop, enhance, manage and operate the Company's website and its online negotiation service. Costs incurred for internal use software in the preliminary project stage and for application maintenance, upgrades and enhancements are expensed. Costs incurred for application development are capitalized. No development costs have been capitalized during the fiscal years ended June 30, 2001 and 2000.

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

     i.  Advertising Costs

         The cost of advertising is expensed when the advertising takes place. The Company incurred $507,252 and $322,566 for advertising and external public relations costs in fiscal 2001 and 2000, respectively. The fiscal 2001 amount includes $290,397 relating to noncash advertising charges (see Note 7(e)).

                     ClickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 2 (continued)

     j.  Earnings (Loss) Per Common Share

         Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted- average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants and conversion of preferred stock, reduced by the shares that may be repurchased with the funds received from the exercise and conversion, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 1,110,531 and 1,215,936 at June 30, 2001 and 2000, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2001 and 2000.

     k.  Effect of Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The consummation of any future business combinations, including the business combination disclosed in
         Note 13, will be impacted by the adoption of the aforementioned pronouncements.

     l.  Reclassifications

         Certain prior period amounts have been reclassified to conform to the current year presentation.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive loss, net of tax effects, are as follows:

                                                                                       2001                  2000
                                                                                   ------------          ------------

       Net loss                                                                     $(1,961,125)         $(1,544,099)
                                                                                    -----------          -----------
       Unrealized gain (loss) on marketable securities, net of tax effects of $0 in 2001 and 2000, respectively
             Unrealized (losses) gains arising in period                                 (5,372)              14,443
             Reclassification adjustment - loss included
                in net loss                                                             (15,206)             (95,256)
                                                                                    -----------          -----------

                  Net unrealized loss                                                   (20,578)             (80,813)
                                                                                    -----------          -----------

       Comprehensive loss                                                           $(1,981,703)         $(1,624,912)
                                                                                    ===========          ===========

     Accumulated other comprehensive loss represents the unrealized gain (loss) on marketable equity securities, net of tax effects of $0 in fiscal 2001 and 2000, respectively.


NOTE 4 - MARKETABLE SECURITIES

     Marketable securities are carried at fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the fair value follow:

                                                                              Gross             Gross
                                                          Amortized        unrealized        unrealized           Fair
                                                            cost              gains             losses            value
                                                        -----------        -----------       -----------         --------

      June 30, 2001
          Equity securities                               $408,942         $  42,786          $(48,921)          $402,807
                                                          --------         ---------          --------           --------

             Total marketable securities                  $408,942         $  42,786          $(48,921)          $402,807
                                                          ========          ========          ========           ========

      June 30, 2000
          Equity securities                               $586,745          $113,612          $(99,169)          $601,188
                                                          --------         ---------          --------           --------

             Total marketable securities                  $586,745          $113,612          $(99,169)          $601,188
                                                          ========          ========          ========           ========

     Proceeds on sales of securities were $315,846 and $932,150 for the years ended June 30, 2001 and 2000, respectively. During fiscal 2001 and 2000, gross gains of $44,404 and $275,644, respectively, and gross
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 4 (continued)

     losses of $121,652 and $16,450, respectively, were realized on these sales. During 2001, the Company evaluated the carrying value of its investments in marketable equity securities and recorded a write-down for other than temporary declines in the value of such securities in the amount of $145,849. Such write-down is included in investment income on the accompanying statement of operations for the year ended June 30, 2001. Net unrealized (losses) gains on marketable securities were $(6,135) and $14,443 at June 30, 2001 and 2000, respectively. During fiscal 2001 and 2000, no income taxes (benefits) were provided on the unrealized gains (losses) due to the Company's net operating loss.


NOTE 5 - FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following:

                                                             June 30,
                                                 ---------------------------------
                                                   2001                     2000
                                                 ---------               ---------
      Furniture                                  $ 233,656               $ 192,440
      Equipment                                    540,824                 508,340
      Leasehold improvements                        21,993                  21,993
                                                 ---------               ---------

                                                   796,473                 722,773
      Less accumulated depreciation               (487,231)               (431,937)
                                                 ---------               ---------

                                                 $ 309,242               $ 290,836
                                                 =========               =========

     Depreciation expense for the years ended June 30, 2001 and 2000 was $107,912 and $111,552, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 6 - INCOME TAXES

     Temporary differences which give rise to deferred taxes are summarized as follows:

                                                               2001                 2000
                                                           -----------          ------------

Deferred tax assets
    Net operating loss and other carryforwards             $ 2,190,000           $ 1,378,000
    Provision for bad debts                                     56,000                56,000
    Deferred compensation                                        4,000                52,000
    Deferred rent and other                                     52,000                49,000
    Depreciation                                                18,000                19,000
                                                           -----------           -----------

Net deferred tax asset before valuation allowance            2,320,000             1,554,000

Valuation allowance                                         (2,320,000)           (1,554,000)
                                                           -----------           -----------

       Net deferred tax asset                              $      --             $      --
                                                           ===========           ===========

     The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

     The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                        2001                2000
                                                     ---------           ----------

Benefit at statutory rate                            $(666,783)          $(524,994)
State and local benefit, net of Federal tax           (114,821)            (88,469)
Nondeductible expenses - net                            16,053              24,454
Increase in the valuation allowance                    765,551             589,009
                                                     ---------           ---------

                                                     $   --              $    --
                                                     =========           =========

     At June 30, 2001, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $5,594,000, expiring from 2012 through 2021. Additionally, the Company has a net capital loss carryforward for Federal income tax reporting purposes at June 30, 2001 of approximately $88,000 which expires in 2006. No income taxes were paid in the years ended June 30, 2001 and 2000.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000


NOTE 6 (continued)

     Under current tax law, the utilization of net operating losses will be restricted if an ownership change were to occur. In addition, their use is limited to future earnings of the Company.


NOTE 7 - STOCKHOLDERS' EQUITY

     a.  Capitalization

         On August 20, 2001, the Company effected a 1-for-3 reverse stock split. All references to number of shares and per share data in the consolidated financial statements and accompanying notes have been restated, except with respect to certain redeemable warrants which were adjusted (see Note 7 (f)), to reflect the reverse stock split. The par value of the common stock remained unchanged at $.001 per share.

     b.  Preferred Stock

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

     c.  Series A Exchangeable Preferred Stock

         On February 15, 2000, the Company issued 1,850 shares of its Series A Exchangeable Preferred Stock for an aggregate purchase price of $1,850,000. Holders of the Series A Exchangeable Preferred Stock could have exchanged such shares into shares of the Company's common stock at any time and must exchange such shares at the Company's request, which cannot be made until the earlier of February 14, 2002 or the date upon which the average closing bid price of the Company's common stock for five consecutive trading days was at least $10 and the average daily trading volume for the thirty consecutive trading days ending on the fifth day was at least 40,000 shares and the common stock underlying the outstanding Series A Exchangeable Preferred Stock is registered pursuant to a then-effective registration statement.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

         Through July 15, 2000, the exchange rate for each share of the Series A Exchangeable Preferred Stock was equal to $1,000 divided by $10.45. On July 15, 2000 and thereafter, the exchange rate for each share of Series A Exchangeable Preferred Stock was equal to $1,000 divided by the lesser of (i) $10.45 or (ii) the market price, which was the average of any three consecutive closing bid prices of the Company's common stock selected by the holders during the thirty trading day period ending on the day immediately prior to the exchange. Until February 14, 2001, the exchange rate could never be greater than $10.45 or less than $2.375. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock on the date of the exchange. In recognition of this beneficial conversion feature, the Company initially allocated $101,482 of the proceeds from the offering to additional paid-in capital. The beneficial conversion feature was accounted for as a deemed dividend and was accreted to preferred stock over the five-month period from February 15, 2000 through July 15, 2000. The amount accreted for the years ended June 30, 2001 and 2000, was $10,149 and $91,333, respectively, which increased the net loss attributable to common stockholders.

         During the second quarter of fiscal 2001, the Company adopted certain provisions of Emerging Issues Task Force ("EITF") 00-27, "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments'." EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the effective conversion price. The adoption of EITF 00-27 increased the original value of the beneficial conversion feature to $319,065 from the $101,482 that was recorded in connection with the preferred stock issuance in February 2000. In accordance with EITF 00-27, the adoption was treated as a cumulative effect of an accounting change which resulted in a cumulative adjustment to dividends of $217,583 as of the beginning of the second quarter of fiscal 2001.

         In the event of a liquidation of the Company, the holders of the Series A Exchangeable Preferred Stock would receive, before any payments to common stockholders, $1,000 per share plus any accrued but unpaid dividends. The Series A Exchangeable Preferred Stock accrued dividends at a rate of 4% annually, unless the thirty-day average trading price of the Company's common stock was equal to or greater than $9 at any time after July 15, 2000, in which case dividends would cease to accrue and accrued but unpaid dividends would be cancelled. Dividends were payable at the Company's option, in cash or in registered common stock. Accrued dividends at June 30, 2000 aggregated $27,750.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

         On April 5, 2001, pursuant to approval by the board of directors, the Company redeemed all of its Series A Exchangeable Preferred Stock at par value. There were 1,800 shares outstanding before the redemption and the Company paid $1,800,000 to redeem these shares. The 4% accrued dividend on the preferred shares, aggregating $82,517, was eliminated retroactively resulting in no payment of dividends from the date of issuance of the preferred shares. The excess of the fair value of the consideration paid to redeem the preferred stock over the carrying amount of the stock, net of the eliminated accrued dividends, approximated $117,003.

         In connection with the sale of the Series A Exchangeable Preferred Stock, the Company issued warrants to the preferred holders to purchase an aggregate of 18,750 shares of common stock at a price per share of $31.56. The warrants expire on August 15, 2005. The fair value of the warrants approximated $205,000. Such amount reduced the stated value of the preferred stock and increased additional paid-in capital, resulting in no net change to stockholders' equity.

         The Company issued 1,667 shares of its common stock and paid a fee of $92,500 to the placement agent, Triton West Group, Inc., for the offering.

     d.  Equity Line of Credit

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

         In connection with the Equity Line of Credit Agreement, the Company issued a warrant to Moldbury Holdings Limited to purchase 20,000 shares of common stock at a price per share of $28.02, of which 15,000 warrants were issued on February 16, 2000 and the remaining 5,000 warrants are to be issued immediately after Moldbury Holdings Limited has invested $3,500,000 to purchase shares of common stock under the terms and conditions of the Equity Line of Credit Agreement. The warrants expire on August 16, 2003. The Company issued 1,667 shares of its common stock to the placement agent for the offering, Triton West Group, Inc. A fee of 5% of the gross proceeds will be paid when Moldbury Holdings Limited purchases the Company's common stock, at the Company's request, pursuant to the Equity Line of Credit Agreement.

     e.  Private Placements

         On May 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with ISO Investment Holdings, Inc. ("ISO"), whereby the Company issued 214,190 common shares, par value $.001 per share, to ISO at a price of $18.675 per share or $4,000,000. In connection therewith, the Company issued a warrant to ISO to purchase 60,000 common shares at an exercise price of $24.27 per share, exercisable on or after May 10, 2000 and expiring on August 15, 2005. The exercise price and number of warrant shares are subject to adjustment in certain circumstances (stock split, dilutive issuances at less than market price, etc.).

         Pursuant to the Stock Purchase Agreement, ISO has the right to designate one individual to be nominated as a member of the Company's board of directors. Additionally, under certain circumstances, ISO is entitled to purchase, upon the same terms, such number of securities to enable it to retain its fully diluted ownership position in the Company that it held immediately prior to a proposed issuance, sale or exchange of the Company's equity securities.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

         On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. ("ALM"), whereby the Company issued 61,474 fully vested, nonforfeitable common shares with a market value of $770,000 to ALM in exchange for $1 million of advertising and promotional opportunities over a two-year term (see Note 9 (c)). The number of shares issued by the Company was calculated based on the average per share closing price of the common stock for the five trading days prior to August 11, 2000. The Company initially recorded $770,000 as prepaid advertising. Such amount is being expensed as the advertising takes place. During the year ended June 30, 2001, the Company expensed $290,397 of advertising costs related to this transaction. As of June 30, 2001, $431,126 was classified as short-term and included in prepaid expenses and other current assets and $48,477 was classified as long-term and included in other assets in the accompanying balance sheet based on the expected utilization.

         Pursuant to the Stock Purchase Agreement between the Company and ISO, ISO is entitled to purchase, upon the same terms, such number of securities to enable it to retain its fully diluted ownership position in the Company after the issuance of shares to ALM. ISO exercised this preemptive right on August 21, 2000, whereby the Company issued 6,221 shares of common stock to ISO. The total offering price was $77,914.


     f.  Redeemable Warrants

         In November 1996, the Company completed an initial public offering ("IPO") which consisted of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant, not effected for the reverse split (see Note 7 (a)). After the reverse stock split, in order to obtain one share of common stock, the warrant holder must exercise three warrants and pay an aggregate of $18 in cash, subject to adjustment, at any time from issuance until November 13, 2001. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing November 13, 1997 provided that the average closing bid price of the common stock equals or exceeds $27.00, subject to adjustment, for a specified period of time. In addition, there was an over allotment option for 210,000 units which was exercised by the underwriter. As of June 30, 2001, 100 warrants have been redeemed to date and 1,609,900 redeemable warrants are outstanding.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

g.       Underwriter's Warrants

         In connection with the IPO, the Company sold to the underwriter, for nominal consideration, warrants to purchase from the Company 46,666 units (the "underwriter's warrants"). The underwriter's warrants are exercisable at $17.40. The shares of common stock and redeemable warrants issuable upon exercise of the underwriter's warrants are identical to those offered to the public. The underwriter's warrants contain provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The underwriter's warrants grant to the holders thereof certain rights of registration of the securities issuable upon exercise of the underwriter's warrants. During fiscal 2000, 5,833 of these warrants were exercised on a cashless basis pursuant to which 2,792 units were issued. As of June 30, 2001, 40,833 underwriter's warrants are outstanding.

     h.  Treasury Stock

         On March 23, 2001, the Company extended its March 1998 purchase plan (the "Purchase Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Purchase Plan was increased from 200,000 shares to an aggregate of 266,667 shares. The Purchase Plan shall expire on the earlier of all of the shares being purchased or March 23, 2002, provided, however, that the Purchase Plan may be discontinued at any time by the Company. As of June 30, 2001, the Company has purchased 5,583 shares under the Purchase Plan for an aggregate cost of $12,755.

     i.  Stock Option Plan

         The Company has an Incentive and Nonqualified Stock Option Plan (the "Plan") for employees, officers, directors, consultants and advisors of the Company, pursuant to which the Company may grant options to purchase up to 1,000,000 shares, inclusive of the December 2000 amendment increasing the Plan by 333,000 shares, of the Company's common stock. The Plan is administered by the board of directors, which has the authority to designate the number of shares to be covered by each award and the vesting schedule of such award, among other terms. The option period during which an option may be exercised shall not exceed ten years from the date of grant and will be subject to such other terms and conditions of the Plan. Unless the board of directors provides otherwise, option awards terminate when a participant's employment or services end, except that a participant may exercise an option to the extent that it was exercisable on the date of termination for a period of time thereafter. The Plan will terminate automatically on April 1, 2006.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

         Directors who are not officers of the Company receive annually, on the last trading day of June, stock options for 833 shares at an exercise price equal to the fair market value of the stock on the date of grant.

         The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2001 and 2000 are summarized as follows:

                                                                     2001                               2000
                                                           --------------------------        ---------------------------
                                                                            Weighted-                          Weighted-
                                                                             average                            average
                                                                            exercise                           exercise
                                                            Shares            price            Shares            price
                                                            ------            -----            ------          --------

          Outstanding at beginning of year                 438,750         $  9.81           303,000          $  6.09
          Awards granted                                    65,889         $  4.15           162,000          $ 16.47
          Awards exercised                                  (3,750)        $  5.63            (8,250)         $  6.39
          Awards canceled/forfeited                       (108,533)        $ 11.23           (18,000)         $  8.79
                                                          --------                          --------

          Outstanding at end of year                       392,356         $  8.50           438,750          $  9.81
                                                          ========                           =======

          Options exercisable at year-end                  234,440         $  7.48           168,583          $  7.56
                                                          ========                           =======

          Weighted-average fair value
               of options granted during
               the year                                                    $  2.96                            $ 12.45

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

         The following information applies to options outstanding and exercisable at June 30, 2001:

                                                           Outstanding                               Exercisable
                                           ------------------------------------------       ----------------------------
                                                            Weighted-
                                                             average        Weighted-                         Weighted-
                                                            remaining        average                           average
                                              Number         life in        exercise          Number          exercise
          Range of exercise prices          outstanding       years           price         exercisable         price
          ------------------------         ------------    ----------     -----------       -----------       ---------

                $0.93 - $4.13                 105,156         6.66          $  3.74            77,240         $  3.87
                $4.31 - $5.82                 134,371         5.00          $  4.76            84,871         $  4.95
                $6.27 - $9.40                  27,829         3.23          $  7.16            27,829         $  7.16
               $12.00 - $15.75                103,433         7.36          $ 15.37            33,833         $ 15.23
               $16.91 - $30.00                 21,567         5.39          $ 23.80            10,667         $ 30.00
                                             --------                                        --------

                                              392,356                                         234,440
                                              =======                                         =======

         Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. For the year ended June 30, 2001, 14,167 options were granted above the closing bid price on the date of grant. As of June 30, 2001, 595,644 shares were available for granting of options under the Plan.

         The Company accounts for stock-based compensation under the guidelines of APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recognized concerning options granted to employees and to members of the board of directors, as such options were granted to board members in their capacity as directors.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per share for the years ended June 30, 2001 and 2000 would be increased to the pro forma amounts indicated below:

                                                                                      2001                     2000
                                                                                  --------------            -----------

          Net loss attributable to common stockholders
              As reported                                                           $(2,360,626)            $(1,663,182)
              Pro forma                                                              (3,193,857)             (2,236,246)

          Net loss per common share, includes cumulative effect
              of change in accounting principle of $(.15) per share
              in 2001 - basic and diluted
                  As reported                                                            $(1.65)                 $(1.42)
                  Pro forma                                                               (2.23)                  (1.91)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to awards made before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: a dividend yield of zero for both years; a risk-free interest rate ranging from 4.38% to 5.99% in 2001 and 5.82% to 6.73% in 2000; an expected term of one and one-half to four years in 2001 and two and one-half to four years in 2000; an expected stock price volatility of 118.91% in 2001 and 109.37% in 2000; and a forfeiture rate of 25% in 2001 and 10% in 2000.

         During the fiscal years 2001 and 2000, the Company granted 8,389 and 0 options, respectively, to consultants. Compensation expense of $20,931 and $20,888 was recognized in fiscal 2001 and 2000, respectively, for options granted to consultants.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 7 (continued)

     j.  Stock Warrants

         In April 2000, the Company entered into an agreement with a financial public relations firm whereby the Company agreed to grant warrants to purchase 13,333 shares of the Company's common stock, of which 3,333 warrants were granted upon execution of the agreement. The remaining 10,000 warrants were to be granted in intervals of 3,333 every six months for a period of 18 months. All warrants vested the earlier of six months from date of grant or upon termination of the agreement and were to be issued at a 25% premium to the market price of the common stock as of the date of each grant. Once vested, the warrants were immediately exercisable. The warrants expire April 11, 2005. In the event that the financial public relations services were terminated, no further warrants were to be issued other than that portion already granted. Compensation expense of $16,100 and $16,100, relating to the fair value of the warrants, was recorded in fiscal 2001 and 2000, respectively. In August 2000, the Company terminated the agreement and no additional warrants in excess of the 3,333 warrants were granted.

     k.  Common Stock Reserved

         At June 30, 2001, the Company has reserved for issuance 1,706,175 shares of its common stock issuable pursuant to: the Company's stock option plan, the exercise of redeemable and underwriter's warrants and the exercise of warrants issued to consultants and investors.


NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

     A member of the board of directors performs services for the benefit of the Company. The related expenditures for these services for the years ended June 30, 2001 and 2000 were $29,763 and $34,725, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES

     a.  Leases

         As of June 30, 2001, the Company has lease agreements for equipment and office space. Rent expense amounted to $278,863 and $212,342 for the years ended June 30, 2001 and 2000, respectively. The minimum lease payments under noncancelable leases as of June 30, 2001 are as follows:

                   2002                                   $   279,200
                   2003                                       275,900
                   2004                                       265,300
                   2005                                       263,000
                                                           ----------

                                                           $1,083,400
                                                           ==========

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

         In July 1996, the Company entered into a financial public relations consulting agreement with two individuals who are founders of the Company and former directors. The four-year agreement provided for annual payments of $48,000 payable in equal monthly payments of $4,000 through November 2000. In November 1998, the agreement was amended to reduce the fee as of October 1998 to $2,000 per month. In February 2001, the agreement was further amended and terminated with a final payment of $35,000. The related expense for the years ended June 30, 2001 and 2000 was $45,000 and $24,000, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000



NOTE 9 (continued)

     c.  Advertising

         In connection with an advertising agreement with ALM (see Note 7(e)), the Company has agreed to purchase $250,000 in additional advertising in the year subsequent to the initial two-year term if certain agreed-upon criteria are not achieved on February 11, 2002.


NOTE 10 - EMPLOYEE RETIREMENT PLAN

     Effective January 1, 1999, the Company implemented a noncontributory 401(k) savings and retirement plan, whereby eligible employees may contribute 15% of their salaries up to the maximum allowed under the Internal Revenue Code. Although the Company may make discretionary contributions, none were made in fiscal years 2001 and 2000.


NOTE 11 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 2001 and 2000, the Company's financial instruments included cash and cash equivalents, marketable securities, receivables and accounts payable. The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities are determined based on quoted market prices.


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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2001 and 2000


NOTE 12 (continued)

     The Company's cash consists primarily of demand deposits and an insured money market fund. Such balances generally do not exceed the Federally insured limits. Additionally, the Company maintains its cash equivalents and all other investments with another financial institution.

     The Company sells it services principally to insurance companies and law firms. In fiscal years 2001 and 2000, no customer exceeded 10% of net revenues. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.


NOTE 13 - SUBSEQUENT EVENT

     In July 2001, the Company signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consists of a combination of common stock and convertible preferred stock to be issued by the Company depending on certain financing conditions on the part of E-Vue, Inc. The letter of intent provides for an exclusivity period for both parties until October 7, 2001. In the event either party breaches the agreement, the non-breaching party is to be reimbursed for actual costs incurred up to a maximum of $100,000 and is entitled to a $100,000 breakup fee. The acquisition, which will require shareholder approval, is expected to close in the second quarter of fiscal 2002, although there can be no assurance that this transaction will occur.

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10. (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 2001, and are incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

Exhibit
Number         Description of Document
------         -----------------------

 3.1           Certificate of Incorporation, as amended  (1)
 3.1(b)        Certificate of Designation of Series A Exchangeable Preferred Stock (6)
 3.1(c)        Certificate of Correction of Certificate of Designation of Series A Exchangeable Preferred Stock (7)
 3.1(d)        Certificate of Amendment of Certificate of Incorporation (9)
 3.1(e)        Certificate of Amendment of Certificate of Incorporation, as amended **
 3.2           By-Laws of the Company, as amended (4)
 4.1           Stock Purchase Agreement dated May 10, 2001 (8)
 4.2           Stock Purchase Warrant dated May 10, 2001 (8)
10.1           1996 Stock Option Plan, amended and restated (4)
10.2           Employment Agreement between Company and Roy Israel (3)
10.2.1         Amendment to Employment Agreement between Company and Roy Israel (4)
10.5           Employment Agreement between Company and Patricia Giuliani-Rheaume (2)
10.7           Lease Agreement for Great Neck, New York facility (1)
10.7.1         Amendment to Lease Agreement for Great Neck, New York facility (5)
10.7.2         Second Amendment to Lease Agreement for Great Neck, New York facility (11)
10.8           Exchangeable Preferred Stock and Warrants Purchase Agreement (6)
10.9           Preferred Stock Registration Rights Agreement (6)
10.11          Private Equity Line of Credit Agreement between Moldbury Holdings and Company (6)
10.12          Private Equity Line of Credit Registration Rights Agreement (6)
10.13          Stock Purchase Warrant for Moldbury Holdings Limited (6)
10.14          Advertising Agreement dated August 11, 2001 (10)
11             Consent of Independent Certified Public Accountants**

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

**             Filed herewith.


B.  Reports on Form 8-K:

Form 8-K was filed on July 16, 2001 to announce that the Company entered into a Letter of Intent to acquire E-Vue, Inc.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             clickNsettle.com, Inc.


Date:   September 21, 2001                  By: /s/ Roy Israel
                                                --------------
                                                Roy Israel, Chairman of the
                                                Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   September 21, 2001        By: /s/ Roy Israel
                                      --------------
                                      Roy Israel, Chairman of the
                                      Board, CEO and President

Date:   September 21, 2001        By: /s/ Patricia Giuliani-Rheaume
                                      -----------------------------
                                      Patricia Giuliani-Rheaume, Vice President,
                                      Chief Financial Officer and Treasurer

Date:   September 21, 2001        By: /s/ Anthony J. Mercorella
                                      -------------------------
                                      Anthony J. Mercorella, Director

Date:   September 21, 2001        By: /s/ Ronald Katz
                                      ---------------
                                      Ronald Katz, Director

Date:   September 21, 2001        By: /s/ Frank J. Coyne
                                      ------------------
                                      Frank J. Coyne, Director