Form 10QSB
period 2001-09-30
CLICKNSETTLE COM INC
filed 2001-11-14
CIK 925741

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 7, 2001, 1,410,676 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes __      No X

                             CLICKNSETTLE.COM, INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                        Page
                                                                       ----


 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                   September 30, 2001 and June 30, 2001                  3

                  Consolidated Statements of Operations
                   for the three month periods ended
                   September 30, 2001 and 2000                           4

                  Consolidated Statements of Changes in
                   Stockholders' Equity and Comprehensive
                   Loss for the three month periods ended
                   September 30, 2001 and 2000                           5

                  Consolidated Statements of Cash Flows
                   for the three month periods ended
                   September 30, 2001 and 2000                           6

                  Notes to Consolidated Financial Statements             7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                             9

PART II.  OTHER INFORMATION

                  Item 2.  Changes in Securities and Use of Proceeds    13

                  Item 6.  Exhibits and Reports on Form 8-K             13
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,          June 30,
                                                                                  2001                 2001
                                                                            ----------------    ------------------
                                                                               (unaudited)         (derived from
                                                                                                 audited financial
                                         ASSETS                                                     statements)

CURRENT ASSETS
  Cash and cash equivalents                                                     $ 2,336,561         $ 2,558,372
  Marketable securities                                                             251,468             402,807
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                          312,740             355,674
  Prepaid expenses and other current assets                                         413,096             469,885
                                                                                -----------         -----------

     Total current assets                                                         3,313,865           3,786,738

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                    286,610             309,242

OTHER ASSETS                                                                         42,975              91,452
                                                                                -----------         -----------

                                                                                $ 3,643,450         $ 4,187,432
                                                                                ===========         ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $   222,016         $   179,196
  Accrued liabilities                                                               263,129             284,412
  Accrued payroll and employee benefits                                              69,355              35,020
  Deferred revenues                                                                 333,734             284,113
                                                                                -----------         -----------

     Total current liabilities                                                      888,234             782,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 15,000,000 shares authorized; 1,450,259 shares issued; 1,416,109 and 1,444,676 shares
    outstanding, respectively                                                         1,450               1,450
  Additional paid-in capital                                                     10,109,870          10,109,385
  Accumulated deficit                                                            (7,158,504)         (6,687,254)
  Accumulated other comprehensive loss                                             (122,893)             (6,135)
  Less common stock in treasury at cost,
     34,150 and 5,583 shares, respectively                                          (74,707)            (12,755)
                                                                                -----------         -----------

     Total stockholders' equity                                                   2,755,216           3,404,691
                                                                                -----------         -----------

                                                                                $ 3,643,450         $ 4,187,432
                                                                                ===========         ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three months ended September 30,
                                                                     2001                2000
                                                                 -----------         -----------
Net revenues                                                     $  822,619          $  986,748
                                                                 ----------          ----------

Operating costs and expenses
  Cost of services                                                  204,862             216,281
  Sales and marketing expenses                                      412,699             612,078
  General and administrative expenses                               683,033             772,578
                                                                 ----------          ----------

                                                                  1,300,594           1,600,937
                                                                 ----------          ----------

           Loss from operations                                    (477,975)           (614,189)

Other income
   Investment income                                                  2,247              84,560
   Other income                                                       4,478               3,042
                                                                 ----------          ----------

                                                                      6,725              87,602
                                                                 ----------          ----------
            Loss before income taxes                               (471,250)           (526,587)

Income taxes                                                              -                   -
                                                                 ----------          ----------
              NET LOSS                                           $ (471,250)         $ (526,587)

Preferred stock dividend and deemed dividend on
   preferred stock for beneficial conversion                              -             (28,582)

                                                                 ----------          ----------

            Net loss attributable to common stockholders         $ (471,250)         $ (555,169)
                                                                 ==========          ==========

Net loss per common share - basic and diluted                    $    (0.33)         $    (0.40)
                                                                 ==========          ==========

Weighted-average shares outstanding - basic and diluted           1,429,387           1,403,325
                                                                 ==========          ==========

The accompanying notes are an integral part of these statements.

                             clickNsettle.com, Inc.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                 Three months ended September 30, 2001 and 2000

                                          Preferred stock            Common stock      Additional
                                          ---------------            ------------        paid-in
                                       Shares        Amount        Shares     Amount     capital
                                     -------------------------------------------------------------
Balances at June 30, 2000                 1,850    $1,634,789    4,093,279    $4,093    $8,939,677

Compensation related to stock
  options and warrants                                                                      22,880
Common shares issued upon
  exercise of stock options                                         11,250        11        21,084
Common shares issued in exchange
  for future advertising services,
  net of issuance costs of $1,015                                  184,422       184       768,801
Common shares issued                                                18,662        19        77,895
Preferred stock dividend and
  deemed dividend on preferred stock
  for beneficial conversion                            10,149
Common shares issued pursuant
  to conversion of preferred stock          (30)      (26,674)      11,163        12        26,662
Net loss
Change in unrealized gain (loss)
   on marketable securities

Comprehensive loss

                                          --------------------------------------------------------
Balances at September 30, 2000            1,820    $1,618,264    4,318,776   $ 4,319   $ 9,856,999
                                          ========================================================
Balances at June 30, 2001                                        4,350,776   $ 4,351   $10,106,484
One-for-three reverse stock split
  effectuated on August 20, 2001                                (2,900,517)   (2,901)        2,901
                                          --------------------------------------------------------
                                                                 1,450,259     1,450    10,109,385

Compensation related to stock options                                                          485
Purchase of common shares for treasury
Net loss
Change in unrealized gain (loss)
  on marketable securities

Comprehensive loss


                                          --------------------------------------------------------
Balances at September 30, 2001                -             -    1,450,259   $ 1,450  $ 10,109,870
                                          ========================================================

The accompanying notes are an integral part of these statements.

                                                           Accumulated
                                                              other         Common       Total         Compre-
                                           Accumulated    comprehensive    stock in   stockholders      hensive
                                             deficit       income (loss)   treasury     equity           loss
                                          -----------------------------------------------------------------------
Balances at June 30, 2000                   ($4,326,628)      $14,443                   $6,266,374

Compensation related to stock
  options and warrants                                                                      22,880
Common shares issued upon
  exercise of stock options                                                                 21,095
Common shares issued in exchange
  for future advertising services,
  net of issuance costs of $1,015                                                          768,985
Common shares issued                                                                        77,914
Preferred stock dividend and
  deemed dividend on preferred stock
  for beneficial conversion                     (28,582)                                   (18,433)
Common shares issued pursuant
  to conversion of preferred stock
Net loss                                       (526,587)                                  (526,587)    $ (526,587)
Change in unrealized gain (loss)
   on marketable securities                                  (175,869)                    (175,869)      (175,869)
                                                                                                       ----------

Comprehensive loss                                                                                     $ (702,456)
                                                                                                       ==========

                                          -------------------------------------------------------
Balances at September 30, 2000            $  (4,881,797)   $ (161,426)                 $ 6,436,359
                                          =======================================================
Balances at June 30, 2001                 $  (6,687,254)   $   (6,135)    $(12,755)    $ 3,404,691
One-for-three reverse stock split
  effectuated on August 20, 2001
                                          -------------------------------------------------------
                                             (6,687,254)       (6,135)     (12,755)      3,404,691

Compensation related to stock options                                                          485
Purchase of common shares for treasury                                     (61,952)        (61,952)
Net loss                                       (471,250)                                  (471,250)    $ (471,250)
Change in unrealized gain (loss)
  on marketable securities                                   (116,758)                    (116,758)      (116,758)
                                                                                                       ----------
Comprehensive loss                                                                                     $ (588,008)
                                                                                                       ==========

                                          --------------------------------------------------------
Balances at September 30, 2001            $  (7,158,504)   $ (122,893)   $ (74,707)    $ 2,755,216
                                          ========================================================

The accompanying notes are an integral part of these statements.

                    clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three months ended September 30,

                                                                                    2001                 2000
                                                                                ------------        ------------

Cash flows from operating activities
   Net loss                                                                      $ (471,250)        $  (526,587)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                  25,967              25,821
      Losses on sales of marketable securities                                        8,655                 859
      Write-down of marketable securities                                            10,125                   -
      Advertising in exchange for common stock                                      108,130              18,308
      Compensation related to stock options                                             485              22,880
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                             42,934               9,732
         (Increase) in prepaid expenses and other current assets                     (2,864)            (12,787)
         (Increase) in other assets                                                       -             (49,357)
         Increase (decrease) in accounts payable and accrued liabilities             21,537             (92,285)
         Increase in accrued payroll and employee benefits                           34,335              58,164
         Increase in deferred revenues                                               49,621               4,540
                                                                                 ----------         -----------
      Net cash used in operating activities                                        (172,325)           (540,712)
                                                                                 ----------         -----------

Cash flows from investing activities
   Purchases of marketable securities                                               (22,385)            (27,625)
   Proceeds from sales of marketable securities                                      38,186             112,516
   Purchases of furniture and equipment                                              (3,335)            (50,199)
                                                                                 ----------         -----------
       Net cash provided by investing activities                                     12,466              34,692
                                                                                 ----------         -----------

Cash flows from financing activities
   Issuance of common stock, net of issuance costs and proceeds
      from exercise of stock options                                                      -              97,994
   Purchase of treasury stock at cost                                               (61,952)                  -
                                                                                 ----------         -----------
       Net cash (used in) provided by financing activities                          (61,952)             97,994
                                                                                 ----------         -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (221,811)           (408,026)

Cash and cash equivalents at beginning of period                                  2,558,372           5,976,439

                                                                                 ----------         -----------
Cash and cash equivalents at end of period                                       $2,336,561         $ 5,568,413
                                                                                 ==========         ===========

Supplemental disclosure of cash flow information:
  Noncash financing activities
      Preferred stock dividend and deemed dividend on preferred
         stock for beneficial conversion                                         $        -         $    28,582
     Issuance of common stock in exchange for prepaid advertising                         -             770,000
     Conversion of preferred stock to common stock                                        -              26,674

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 2001
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations for the three month periods ended September 30, 2001 and 2000 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2001 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2001 consolidated financial statements.

2. On August 20, 2001, the Company effected a 1-for-3 reverse stock split. All references to number of shares and per share data in the consolidated financial statements and accompanying notes have been restated. The par value of the common stock remained unchanged at $.001 per share.

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants and conversion of preferred stock, reduced by the shares that may be repurchased with the funds received from the exercise and conversion, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 1,103,698 and 1,344,377 at September 30, 2001 and 2000, respectively, would be antidilutive as the Company incurred net losses for the three month periods ended September 30, 2001 and 2000.

4. The cost of advertising is expensed when the advertising takes place. The Company incurred approximately $129,400 and $150,600 for advertising and external public relations costs for the quarters ended September 30, 2001 and 2000, respectively. Of such totals, approximately $108,000 and $18,000 relate to non-cash advertising charges in the first quarters of fiscal years 2002 and 2001, respectively. In connection with the August 2000 advertising agreement with American Lawyer Media, Inc., the Company has agreed to purchase $250,000 in additional advertising in the year subsequent to the initial two-year term if certain agreed-upon criteria are not achieved on February 11, 2002.

5. On March 6, 2001, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company was provided 90 calendar days, or until June 4, 2001, to regain compliance. As the Company was unable to demonstrate compliance with this rule, the Company requested and was granted a meeting on July 19, 2001 to seek continued listing on The Nasdaq SmallCap Market. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq SmallCap Market until January 2, 2002. On October 2,

2001, the Company received a determination from the Nasdaq Listing Qualifications Panel to continue the listing of the Company's common stock and the hearing file has been closed.

6. On March 23, 2001, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan was increased from 200,000 to an aggregate of 266,667 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 23, 2002, provided, however, that the Plan may be discontinued at any time by the Company. As of September 30, 2001, the Company purchased 34,150 shares under the Plan for an aggregate cost of $74,707.

7. In July 2001, the Company signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consists of a combination of common stock and convertible preferred stock to be issued by the Company depending on certain financing conditions on the part of E-Vue, Inc. The letter of intent provided for an exclusivity period for both parties until October 7, 2001, which has now expired. In the event either party breaches the agreement, the non-breaching party is to be reimbursed for actual costs incurred up to a maximum of $100,000 and is entitled to a $100,000 breakup fee. The acquisition, which will require shareholder approval, was initially expected to close in October 2001. However, the Nasdaq Listing Qualifications Panel informed the Company that the proposed merger will result in a change of control for purposes of Nasdaq Marketplace rules, and therefore the combined entities would be required to evidence compliance with all requirements for initial listing on The Nasdaq SmallCap Market immediately upon consummation of the transaction. As a result, it is unlikely that the parties will complete this transaction.

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

         We currently operate from locations in New York and Massachusetts.

         Our objective is to become the leading global provider of dispute resolution services by providing a "total solution" for our clients; by offering one-stop shopping for anyone involved in any type of dispute, anywhere in the world; and by providing this service quicker, more economically and more efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) marketing our comprehensive suite of web-enabled dispute resolution tools which are designed to attract a larger customer base on a global scale with lower incremental costs; (2) positioning clickNsettle.com as a necessary component of e-commerce and international transactions so as to provide a mechanism for the resolution of any potential dispute, should one occur, among parties who may be located in geographically diverse areas; (3) focusing our advertising campaign towards building brand recognition; (4) accelerating efforts to secure exclusive relationships with corporations and law firms in order to obtain contracts on an international basis by capitalizing on our market position; (5) continuing to explore strategic alliances with business entities that have the ability to promote clickNsettle.com; (6) becoming a primary provider of commercial, international, insurance and intellectual property dispute resolution; and (7) exploiting revenue steams driven by an investment in technology, software, systems and intellectual property.

         We believe that the current economic slowdown is an environment which should encourage the use of our services as more business entities are focusing on cost saving measures given the tremendous expense related to traditional litigation versus our quicker, more efficient dispute resolution process.

         We have and may continue to incur net losses in the future as a result of (a) continuing development and other costs associated with our web-based software initiatives for new products and (b) our advertising campaign. Although we are actively promoting our services, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, our advertising campaign will continue through the first quarter of fiscal year 2003. In August 2000, we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.

First Quarter Ended September 30, 2001 Compared to First Quarter Ended September 30, 2000

         Revenues. Revenues decreased 16.6% to $822,619 for the first quarter ended September 30, 2001 from $986,748 for the comparable prior period. The decrease in revenues is primarily attributable to a significant decline in the number of in-person hearings conducted in the New York metropolitan area during the month of September. As New York is our primary market, the terrorist attacks on September 11, 2001 adversely impacted our business as many of the hearings scheduled for the remainder of September had to be adjourned. During this same period, there was a decline in the number of in-person hearings conducted at our satellite offices as a general malaise was experienced in the business community. The insurance industry, which was particularly hard hit by the recent events, represents a major portion of our clientele. As part of our migration towards centralizing operations through the utilization of our web platform, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional office locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. Also, in the prior year quarter, revenue of $60,000 was generated from a unique, non-recurring video-conferencing contract that was fulfilled in the prior year. Offsetting these declines was a 10% price increase in our administrative fees effective for services commenced in the fourth quarter of fiscal 2001 or thereafter; a rise in the average dollars earned per in-person hearing and higher fees earned from commercial cases.

         Cost of Services. Cost of services decreased 5.3% to $204,862 for the first quarter ended September 30, 2001 from $216,281 for the first quarter ended September 30, 2000. Additionally, the cost of services as a percentage of revenues increased to approximately 25% in the first quarter of fiscal year 2002 from 22% in the first quarter of fiscal year 2001. The increase is partially attributed to the recognition of revenue during the quarter ended September 30, 2000 from a videoconferencing contract in which the use of hearing officers was not needed. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case. Additionally, although the direct cost of services for commercial cases tends to be higher as a percentage of revenue, profit thereon is typically greater. These cases are apt to be longer in duration and require less sales and administrative effort on a per case basis.

         Sales and Marketing. Sales and marketing costs decreased 32.6% to $412,699 for the first quarter ended September 30, 2001 from $612,078 for the first quarter ended September 30, 2000. Sales and marketing costs as a percentage of revenues decreased to 50% in the first quarter of fiscal year 2002 from 62% in the first quarter of fiscal year 2001. Most of the decrease (approximately $170,000) relates to employee costs and related items (including benefits and payroll taxes) and travel and entertainment expenses. The consolidation of our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools enabled us to streamline sales personnel and related costs including travel and entertainment expenses. Additionally, advertising and trade show costs declined by approximately $30,000 from the first quarter of fiscal year 2001 to the first quarter of fiscal year 2002 as we reduced our cash expenditures in these areas. Instead, we focused our advertising campaign around our agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, which provides us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period that commenced August 2000 in exchange for our common stock. The related non-cash amount expensed for the quarters ended September 30, 2000 and 2001 approximated $18,000 and $108,000, respectively. Additional non-cash charges for print advertising relating to this agreement will be incurred during the remainder of fiscal year 2002 and into the first quarter of fiscal year 2003 and, in total, will approximate $372,000. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention.

         General and Administrative. General and administrative costs decreased 11.6% to $683,033 for the first quarter ended September 30, 2001 from $772,578 for the first quarter ended September 30, 2000. A portion of the decrease (approximately $54,000) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor-relations projects which were completed by the end of the second quarter of fiscal year 2001. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, we incurred approximately $38,000 in one-time costs to promote our company to investors overseas in the prior year period. As part of an effort to reduce overhead, we reduced expenditures for administrative personnel, seminars, auto expenses and telephone that approximated $66,000. Offsetting these declines was an increase in legal fees of approximately $57,000 related to mergers and acquisitions activity. General and administrative costs as a percentage of revenues increased to 83% for the first quarter of fiscal year 2002 from 78% for the first quarter of fiscal year 2001.

         Other Income. Other income decreased by $80,877 for the first quarter ended September 30, 2001 from the first quarter ended September 30, 2000. Other income is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) approximated $900 in the first quarter of fiscal year 2001 versus $18,800 in the first quarter of fiscal year 2002. Additionally, interest income generated from investments in money market funds declined by approximately $64,000 due to lower invested balances and a decline in the prevailing interest rates between the two periods.

         Income Taxes. Tax benefits resulting from net losses incurred for the periods ended September 30, 2001 and 2000 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

         Net Loss. For the three months ended September 30, 2001, we had a net loss of $471,250 as compared to a net loss of $526,587 for the three months ended September 30, 2000. The loss declined, despite a lower level of revenue and interest income, as our efforts to streamline and centralize operations through the utilization of our web platform enabled us to reduce sales and administrative costs.

Liquidity and Capital Resources

         At September 30, 2001, the Company had a working capital surplus of $2,425,631 compared to $3,003,997 at June 30, 2001. The decrease in working capital occurred primarily as a result of the loss from operations.

         Net cash used in operating activities was $172,325 for the three months ended September 30, 2001 versus $540,712 in the prior comparable period. Cash used in operating activities declined due to a reduction in the loss from operations as well as an increase in non-cash charges such as advertising and write-downs of securities and changes in operating assets and liabilities.

         Net cash provided by investing activities was $12,466 for the three months ended September 30, 2001 versus $34,692 in the comparable prior period. The change in cash from investing activities was primarily due to a lower level of sales of securities offset by a lower level of purchases of fixed assets.

         Net cash used in financing activities was $61,952 for the three months ended September 30, 2001 versus cash provided by financing activities of $97,994 in the prior comparable period. In the current quarter, we purchased 28,567 shares of our common stock for an aggregate cost of $61,952. In the prior year quarter, we received net proceeds from the issuance of 6,221 shares at a price of $12.525 per share (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001) and also received proceeds of $21,000 from the exercise of stock options.

         We anticipate that cash flows, together with funds received in connection with the issuance of common stock in prior fiscal years, will be sufficient to fund our operations for the next year. Additionally, under an Equity Line of Credit Agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock. The availability to use this line is limited based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period. If the closing bid price and average trading volume are below a defined minimum, the maximum amount available at that point in time will be $250,000. There is also a minimum of 15 days between each request for investment.

Acquisition of E-Vue, Inc.

         On July 9, 2001, we signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consists of a combination of common stock and convertible preferred stock to be issued by us depending on certain financing conditions on the part of E-Vue, Inc. The letter of intent provided for an exclusivity period for both parties until October 7, 2001, which has now expired. In the event either party breaches the agreement, the non-breaching party is to be reimbursed for actual costs incurred up to a maximum of $100,000 and is entitled to a $100,000 break up fee. The acquisition, which will require shareholder approval, was initially expected to close in October 2001. However, due to the upheaval in the financial markets in response to recent events, the expected closing date of the acquisition was delayed. In addition, the Nasdaq Listing Qualifications Panel informed us that the proposed merger will result in a change of control for purposes of Nasdaq Marketplace rules, and therefore the combined entities would be required to evidence compliance with all requirements for initial listing on The Nasdaq SmallCap Market immediately upon consummation of the transaction. As a result, it is unlikely that the parties will complete this transaction.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
          On August 20, 2001, the Company effected a 1-for-3 reverse stock split. All references to number of shares and per share data in the consolidated financial statements and accompanying notes have been restated, except with respect to certain redeemable warrants which were adjusted to reflect the reverse stock split. After the reverse stock split, in order to obtain one share of common stock, the warrant holder must exercise three warrants and pay an aggregate of $18 in cash, subject to adjustment, at any time from issuance until November 13, 2001. The par value of the common stock remained unchanged at $.001 per share.

Item 3.   Defaults upon Senior Securities.
          Not applicable.

Item 4.   Submission of matters to a Vote of Security Holders.
          None.

Item 5.   Other information.
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits.

Exhibit
Number                      Description of Document

3.1       Certificate of Incorporation, as amended  (1)
3.1 (b)   Certificate of Designation of Series A Exchangeable Preferred
          Stock (6)
3.1 (c) Certificate of Correction of Certificate of Designation of Series A Exchangeable Preferred Stock (7)
3.1 (d)   Certificate of Amendment of Certificate of Incorporation (9)
3.1 (e) Certificate of Amendment of Certificate of Incorporation, as amended (12)
3.2       By-Laws of the Company, as amended (4)
4.1       Stock Purchase Agreement dated May 10, 2000 (8)
4.2       Stock Purchase Warrant dated May 10, 2000 (8)
10.1      1996 Stock Option Plan, amended and restated (4)
10.2      Employment Agreement between Company and Roy Israel (3)
10.2.1    Amendment to Employment Agreement between Company and Roy Israel (4)
10.5      Employment Agreement between Company and Patricia Giuliani-Rheaume (2)
10.7      Lease Agreement for Great Neck, New York facility (1)
10.7.1    Amendment to Lease Agreement for Great Neck, New York facility (5)
10.7.2 Second Amendment to Lease Agreement for Great Neck, New York facility (11)
10.8      Exchangeable Preferred Stock and Warrants Purchase Agreement (6)
10.9      Preferred Stock Registration Rights Agreement (6)

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

(12) Incorporated herein in its entirety by reference to the Company's 2001 Annual Report on Form 10-KSB.


         (b) Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICKNSETTLE.COM, INC.

         Date: November 12, 2001           By: /s/ Roy Israel
                                               -------------------------------
                                               Roy Israel, President and CEO

          Date: November 12, 2001          By: /s/ Patricia A. Giuliani-Rheaume
                                               ---------------------------------
                                               Patricia A. Giuliani-Rheaume,
                                               Vice President, Treasurer and CFO