Form 10QSB
period 2001-12-31
CLICKNSETTLE COM INC
filed 2002-02-13
CIK 925741

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

                For the quarterly period ended December 31, 2001

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

As of February 7, 2002, 1,408,176 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes       No X
                                                               ---      ---


                          -----------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----


 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

              Consolidated Balance Sheets at
               December 31, 2001 and June 30, 2001                            3

              Consolidated Statements of Operations
               for the three and six month periods ended
               December 31, 2001 and 2000                                     4

              Consolidated Statements of Changes in
               Stockholders' Equity and Comprehensive
               Loss for the six month periods ended
               December 31, 2001 and 2000                                     5

              Consolidated Statements of Cash Flows
               for the six month periods ended
               December 31, 2001 and 2000                                     6

              Notes to Consolidated Financial Statements                      7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                      9

PART II.  OTHER INFORMATION

              Item 2.  Changes in Securities and Use of Proceeds             15

              Item 4.  Submission of matters to a Vote of Security Holders   15

              Item 6.  Exhibits and Reports on Form 8-K                      16
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,               June 30,
                                                                                           2001                      2001
                                                                                    --------------------     --------------------
                                                                                        (unaudited)              (derived from
                                                                                                               audited financial
                                         ASSETS                                                                   statements)

CURRENT ASSETS
  Cash and cash equivalents                                                         $          2,051,612     $          2,558,372
  Marketable securities                                                                          326,968                  402,807
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                                       343,774                  355,674
  Prepaid expenses and other current assets                                                      352,833                  469,885
                                                                                    --------------------     --------------------

     Total current assets                                                                      3,075,187                3,786,738

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                                 261,986                  309,242

OTHER ASSETS                                                                                      42,975                   91,452
                                                                                    --------------------     --------------------

                                                                                    $          3,380,148     $          4,187,432
                                                                                    ====================     ====================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $            211,025     $            179,196
  Accrued liabilities                                                                            245,605                  284,412
  Accrued payroll and employee benefits                                                           36,620                   35,020
  Deferred revenues                                                                              288,839                  284,113
                                                                                    --------------------     --------------------

     Total current liabilities                                                                   782,089                  782,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 15,000,000 shares authorized;
    1,450,259 shares issued; 1,408,176 and 1,444,676 shares
    outstanding, respectively                                                                      1,450                    1,450
  Additional paid-in capital                                                                  10,110,354               10,109,385
  Accumulated deficit                                                                         (7,428,934)              (6,687,254)
  Accumulated other comprehensive loss                                                              (893)                  (6,135)
  Less common stock in treasury at cost,
     42,083 and 5,583 shares, respectively                                                       (83,918)                 (12,755)
                                                                                    --------------------     --------------------

     Total stockholders' equity                                                                2,598,059                3,404,691
                                                                                    --------------------     --------------------

                                                                                    $          3,380,148     $          4,187,432
                                                                                    ====================     ====================

The accompanying notes are an integral part of these statements
                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months ended December 31,         Six months ended December 31,
                                                                 2001               2000               2001                2000
                                                           ---------------    ---------------    ---------------    ---------------

Net revenues                                               $     1,005,278    $       959,688    $     1,827,897    $     1,946,436
                                                           ---------------    ---------------    ---------------    ---------------

Operating costs and expenses
  Cost of services                                                 234,433            259,579            439,295            475,860
  Sales and marketing expenses                                     401,639            687,239            814,338          1,299,317
  General and administrative expenses                              608,644            764,308          1,291,677          1,536,886
                                                           ---------------    ---------------    ---------------    ---------------

                                                                 1,244,716          1,711,126          2,545,310          3,312,063
                                                           ---------------    ---------------    ---------------    ---------------

           Loss from operations                                   (239,438)          (751,438)          (717,413)        (1,365,627)

Other (expenses) income
  Investment (loss) income                                         (34,537)           (42,045)           (32,290)            42,515
  Other income                                                       3,545              3,178              8,023              6,220
                                                           ---------------    ---------------    ---------------    ---------------

                                                                   (30,992)           (38,867)           (24,267)            48,735
                                                           ---------------    ---------------    ---------------    ---------------

           Loss before income taxes                               (270,430)          (790,305)          (741,680)        (1,316,892)

Income taxes                                                          --                 --                 --                 --
                                                           ---------------    ---------------    ---------------    ---------------

              NET LOSS                                     $      (270,430)   $      (790,305)   $      (741,680)   $    (1,316,892)

Preferred stock dividend and deemed dividend on
   preferred stock for beneficial conversion                          --              (18,200)              --              (46,782)
                                                           ---------------    ---------------    ---------------    ---------------

           Loss before cumulative effect of change
           in accounting principle for deemed
           dividend on preferred stock for beneficial
           conversion                                      $      (270,430)   $      (808,505)   $      (741,680)   $    (1,363,674)

Cumulative effect of change in accounting principle for
     deemed dividend on preferred stock for beneficial
     conversion                                                       --             (217,583)              --             (217,583)

                                                           ---------------    ---------------    ---------------    ---------------
           Net loss attributable to common stockholders    $      (270,430)   $    (1,026,088)   $      (741,680)   $    (1,581,257)
                                                           ===============    ===============    ===============    ===============

Loss per common share - basic and diluted:
   Loss before cumulative effect of change in
      accounting principle                                 $         (0.19)   $         (0.56)   $         (0.52)   $         (0.96)
   Cumulative effect of change in accounting principle                --                (0.15)              --                (0.15)
                                                           ---------------    ---------------    ---------------    ---------------
   Net loss per common share                               $         (0.19)   $         (0.71)   $         (0.52)   $         (1.11)
                                                           ===============    ===============    ===============    ===============

Weighted-average shares outstanding - basic and diluted          1,408,859          1,439,592          1,419,123          1,421,458
                                                           ===============    ===============    ===============    ===============



The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                   Six months ended December 31, 2001 and 2000



                                                                             Preferred stock                   Common stock
                                                                      -----------------------------   -----------------------------
                                                                         Shares          Amount          Shares          Amount
                                                                      -------------   -------------   -------------   -------------
Balances at June 30, 2000                                                     1,850   $   1,634,789       4,093,279   $       4,093

Compensation related to stock options and warrants
Common shares issued upon exercise of stock options                                                          11,250              11
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                                                          184,422             184
Common shares issued                                                                                         18,662              19
Preferred stock dividend and deemed dividend on preferred stock
   for beneficial conversion                                                                 10,149
Common shares issued pursuant to conversion of preferred stock                  (30)        (26,674)         11,163              12
Cumulative effect of change in accounting principle for deemed dividend on preferred stock for beneficial conversion
Net loss
Change in unrealized gain (loss) on marketable securities


Comprehensive loss
                                                                      -------------   -------------   -------------   -------------
Balances at December 31, 2000                                                 1,820   $   1,618,264       4,318,776   $       4,319
                                                                      =============   =============   =============   =============
Balances at June 30, 2001                                                                                 4,350,776   $       4,351
One-for-three reverse stock split effectuated on August 20, 2001                                         (2,900,517)         (2,901)
                                                                      -------------   -------------   -------------   -------------
                                                                                                          1,450,259           1,450
Compensation related to stock options
Purchase of common shares for treasury
Net loss
Change in unrealized gain (loss) on marketable securities

Comprehensive loss

                                                                      -------------   -------------   -------------   -------------
Balances at December 31, 2001                                                    --             --        1,450,259   $       1,450
                                                                      =============   =============   =============   =============

                                                                                                       Accumulated
                                                                        Additional                        other          Common
                                                                         paid-in       Accumulated    comprehensive     stock in
                                                                         capital         deficit      income (loss)     treasury
                                                                      -------------   -------------   -------------   -------------
Balances at June 30, 2000                                             $   8,939,677   $  (4,326,628)  $      14,443

Compensation related to stock options and warrants                           28,507
Common shares issued upon exercise of stock options                          21,084
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                          768,801
Common shares issued                                                         77,895
Preferred stock dividend and deemed dividend on preferred stock
   for beneficial conversion                                                                (46,782)
Common shares issued pursuant to conversion of preferred stock               26,662
Cumulative effect of change in accounting principle for deemed
   dividend on preferred stock for beneficial conversion                    217,583        (217,583)
Net loss                                                                                 (1,316,892)
Change in unrealized gain (loss) on marketable securities                                                  (139,303)


Comprehensive loss

                                                                      -------------   -------------   -------------   -------------
Balances at December 31, 2000                                         $  10,080,209   $  (5,907,885)  $    (124,860)  $   5,670,047
                                                                      =============   =============   =============   =============
Balances at June 30, 2001                                             $  10,106,484   $  (6,687,254)  $      (6,135)  $     (12,755)
One-for-three reverse stock split effectuated on August 20, 2001              2,901
                                                                      -------------   -------------   -------------   -------------
                                                                         10,109,385      (6,687,254)         (6,135)        (12,755)
                                                                      -------------   -------------   -------------   -------------

Compensation related to stock options                                           969
Purchase of common shares for treasury                                                                                      (71,163)
Net loss                                                                                   (741,680)
Change in unrealized gain (loss) on marketable securities                                                     5,242

Comprehensive loss


                                                                      -------------   -------------   -------------   -------------
Balances at December 31, 2001                                         $  10,110,354   $  (7,428,934)  $        (893)  $     (83,918)
                                                                      =============   =============   =============   =============


                                                                         Total           Compre-
                                                                      stockholders'      hensive
                                                                         equity           loss
                                                                      -------------   -------------
Balances at June 30, 2000                                             $   6,266,374

Compensation related to stock options and warrants                           28,507
Common shares issued upon exercise of stock options                          21,095
Common shares issued in exchange for future advertising services,
   net of issuance costs of $1,015                                          768,985
Common shares issued                                                         77,914
Preferred stock dividend and deemed dividend on preferred stock
   for beneficial conversion                                                (36,633)
Common shares issued pursuant to conversion of preferred stock
Cumulative effect of change in accounting principle for deemed dividend on preferred stock for beneficial conversion
Net loss                                                                 (1,316,892)  $  (1,316,892)
Change in unrealized gain (loss) on marketable securities                  (139,303)       (139,303)
                                                                                      -------------

Comprehensive loss                                                                    $  (1,456,195)
                                                                                      =============
                                                                      -------------
Balances at December 31, 2000                                         $  $5,670,047
                                                                      =============

Balances at June 30, 2001                                             $   3,404,691
One-for-three reverse stock split effectuated on August 20, 2001
                                                                      -------------
                                                                          3,404,691
                                                                      -------------

Compensation related to stock options                                           969
Purchase of common shares for treasury                                $     (71,163)
Net loss                                                                   (741,680)  $    (741,680)
Change in unrealized gain (loss) on marketable securities                     5,242           5,242
                                                                                      -------------
Comprehensive loss                                                                    $    (736,438)
                                                                                      =============

                                                                      -------------
Balances at December 31, 2001                                         $   2,598,059
                                                                      =============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six months ended December 31,

                                                                                           2001                      2000
                                                                                    --------------------     --------------------

Cash flows from operating activities
   Net loss                                                                         $           (741,680)    $         (1,316,892)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                               51,621                   53,893
      Losses on sales of marketable securities                                                     8,655                  120,946
      Write-down of marketable securities                                                         56,625                     --
      Advertising in exchange for common stock                                                   225,718                  124,812
      Compensation related to stock options and warrants                                             969                   28,507
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                                          11,900                  102,699
         (Increase) in prepaid expenses and other current assets                                 (60,189)                 (22,871)
         (Increase) in other assets                                                                 --                    (12,575)
         (Decrease) in accounts payable and accrued liabilities                                   (6,978)                 (63,750)
         Increase (decrease) in accrued payroll and employee benefits                              1,600                  (56,855)
         Increase (decrease) in deferred revenues                                                  4,726                  (66,710)
                                                                                    --------------------     --------------------
      Net cash used in operating activities                                                     (447,033)              (1,108,796)
                                                                                    --------------------     --------------------

Cash flows from investing activities
   Purchases of marketable securities                                                            (22,385)                 (67,703)
   Proceeds from sales of marketable securities                                                   38,186                  122,547
   Decrease in receivable for securities sold                                                       --                    (10,031)
   Purchases of furniture and equipment                                                           (4,365)                (119,523)
                                                                                    --------------------     --------------------
      Net cash provided by (used in) investing activities                                         11,436                  (74,710)
                                                                                    --------------------     --------------------

Cash flows from financing activities
   Issuance of common stock, net of issuance costs and proceeds
       from exercise of stock options                                                               --                     97,994
   Purchase of treasury stock at cost                                                            (71,163)                    --
                                                                                    --------------------     --------------------
      Net cash (used in) provided by financing activities                                        (71,163)                  97,994
                                                                                    --------------------     --------------------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (506,760)              (1,085,512)

Cash and cash equivalents at beginning of period                                               2,558,372                5,976,439

                                                                                    --------------------     --------------------
Cash and cash equivalents at end of period                                          $          2,051,612     $          4,890,927
                                                                                    ====================     ====================

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

The accompanying notes are an integral part of these statements

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Six months ended December 31, 2001
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations for the three and six month periods ended December 31, 2001 and 2000 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2001 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the operating results expected for the full year.

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

3. On November 13, 2001, the Company's redeemable warrants and underwriter's warrants expired. Prior to such expiration, there were 1,609,900 redeemable warrants and 40,833 underwriter's warrants outstanding.

4. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants and conversion of preferred stock, reduced by the shares that may be repurchased with the funds received from the exercise and conversion, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 478,939 and 1,382,536 at December 31, 2001 and 2000, respectively, would be antidilutive as the Company incurred net losses for the three month and six month periods ended December 31, 2001 and 2000.

5. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred approximately $132,100 and $186,300 for the quarters ended December 31, 2001 and 2000, respectively, and approximately $261,500 and $336,900 for the six months ended December 31, 2001 and 2000, respectively. Of such totals, non-cash advertising charges comprise approximately $117,600 and $106,500, respectively, for the second quarter of fiscal year 2002 and 2001, respectively, and approximately $225,700 and $124,800, respectively, for the six months ended December 31, 2001 and 2000, respectively. In accordance with the terms of the August 2000 advertising agreement with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising in the year subsequent to the initial two-year term. Such advertising is expected to take place from August 2002 through August 2003.

6. On March 6, 2001, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company was provided 90 calendar days, or until June 4, 2001, to regain compliance. As the Company was unable to demonstrate compliance with this rule, the Company requested and was granted a meeting on July 19, 2001 to seek continued listing on The Nasdaq SmallCap Market. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq SmallCap Market until January 2, 2002. On October 2, 2001, the Company received a determination from the Nasdaq Listing Qualifications Panel to continue the listing of the Company's common stock and the hearing file has been closed.

7. On March 23, 2001, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan was increased from 200,000 to an aggregate of 266,667 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 23, 2002, provided, however, that the Plan may be discontinued at any time by the Company. As of December 31, 2001, the Company had purchased 42,083 shares under the Plan for an aggregate cost of $83,918.

8. In July 2001, the Company signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consisted of a combination of common stock and convertible preferred stock to be issued by the Company depending on certain financing conditions on the part of E-Vue, Inc. In the event either party breached the agreement, the non-breaching party was to be reimbursed for actual costs incurred up to a maximum of $100,000 and was entitled to a $100,000 breakup fee. The acquisition, which would have required shareholder approval, was initially expected to close in October 2001. However, the Nasdaq Listing Qualifications Panel informed the Company that the proposed merger would have resulted in a change of control for purposes of Nasdaq Marketplace rules, and therefore the combined entities would have been required to evidence compliance with all requirements for initial listing on The Nasdaq SmallCap Market immediately upon consummation of the transaction. On January 8, 2002, the Company announced that discussions had ended with respect to the proposed merger of the entities and that the acquisition of E-Vue, Inc. would not be concluded.

9.  The components of comprehensive income (loss) are as follows:

                                                                                           Three months ended December 31,
                                                                                            2001                     2000
                                                                                    --------------------     --------------------

Net loss                                                                            $           (270,430)    $           (790,305)
Change in unrealized gain (loss)
   on marketable securities                                                                      122,000                   36,566
                                                                                    --------------------     --------------------

Comprehensive loss                                                                  $           (148,430)    $           (753,739)
                                                                                    --------------------     --------------------

                                                                                            Six months ended December 31,
                                                                                            2001                     2000
                                                                                    --------------------     --------------------

Net loss                                                                            $           (741,680)    $         (1,316,892)
Change in unrealized gain (loss)
   on marketable securities                                                                        5,242                 (139,303)
                                                                                    --------------------     --------------------

Comprehensive loss                                                                  $           (736,438)    $         (1,456,195)
                                                                                    --------------------     --------------------

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

General

                  We provide alternative dispute resolution services, or ADR services, to insurance companies, law firms, corporations and municipalities on an in-person basis and via video conferencing. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. We believe that with our global roster of qualified hearing officers, video conferencing capabilities, knowledge of dispute resolution, reputation within the corporate and legal communities and Internet-based dispute resolution services, we are uniquely positioned to provide a comprehensive web-enabled total solution to disputing parties worldwide.

                  We currently operate from locations in New York and Massachusetts.

                  Our objective is to become the leading global provider of dispute resolution services by providing a "total solution" for our clients; by offering one-stop shopping for anyone involved in any type of dispute, anywhere in the world; and by providing this service quicker, more economically and more efficiently than previously possible. We intend to achieve this goal by employing the following strategies: (1) building brand recognition of NAM (the arbitration company) as the premier provider of dispute resolution services through our advertising campaign; (2) attracting and retaining the services of the most talented, former top-tier judges and attorneys; (3) broadening the type and complexity of dispute resolution cases we administer; and (4) exploiting potential revenue streams driven by our investment in technology, software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies and agencies and (ii) the licensing and/or sale of dispute resolution management and operation system software.

                  We believe that the current economic slowdown is an environment which should encourage the use of our services as more business entities are focusing on cost saving measures given the tremendous expense related to traditional litigation versus our quicker, more efficient dispute resolution process.

                  We have and may continue to incur net losses in the future as a result of (a) continuing development and other costs associated with our web-based software initiatives for new products and (b) our advertising campaign. Although we are actively promoting our services, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, we currently expect that our advertising campaign will continue into the first quarter of fiscal year 2004. In August 2000, we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.

Second Quarter Ended December 31, 2001 Compared to Second Quarter Ended December 31, 2000

                  Revenues. Revenues increased 4.7% to $1,005,278 for the second quarter ended December 31, 2001 from $959,688 for the comparable prior period. The increase in revenues is primarily attributable to a rise in the average dollars earned per in-person hearing and higher fees earned from commercial cases. Offsetting these increases was a decline in the number of in-person hearings conducted during the quarter ended December 31, 2001. As New York is our primary market, the terrorist attacks on September 11, 2001 adversely impacted our business as there was a decline in the number of in-person hearings conducted in the New York metropolitan area as well as at our satellite offices as a general malaise was experienced in the business community. The insurance industry, which was particularly hard hit by the recent events, represents a major portion of our clientele. However, as we have signed an exclusive pool of former, top-tier hearing officers and have highlighted such in our present advertising campaign, we believe this will enable us to attract more complex cases that will continue to favorably contribute to the average dollars earned per in-person hearing.

                  Cost of Services. Cost of services decreased 9.7% to $234,433 for the second quarter ended December 31, 2001 from $259,579 for the second quarter ended December 31, 2000. Additionally, the cost of services as a percentage of revenues decreased to approximately 23% in the second quarter of fiscal year 2002 from 27% in the second quarter of fiscal year 2001. The decrease is partially attributed to the increase in our average revenue per case as this favorably impacted revenues without increasing the cost of sales. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

                  Sales and Marketing. Sales and marketing costs decreased 41.6% to $401,639 for the second quarter ended December 31, 2001 from $687,239 for the second quarter ended December 31, 2000. Sales and marketing costs as a percentage of revenues decreased to 40% in the second quarter of fiscal year 2002 from 72% in the second quarter of fiscal year 2001. Most of the decrease (approximately $156,400) relates to employee costs and related items (including benefits and payroll taxes) and travel and entertainment expenses. As part of our migration towards centralizing operations through the utilization of our web platform, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional office locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. As such, the consolidation of our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools enabled us to streamline sales personnel and related costs including travel and entertainment expenses. Additionally, advertising, promotions and trade show costs declined by approximately $130,200 from the second quarter of fiscal year 2001 to the second quarter of fiscal year 2002 as we reduced our expenditures in these areas. Instead, we focused our advertising campaign around our agreement with American Lawyer Media, Inc., which provides us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period through August 2002. The related non-cash amount expensed for the quarters ended December 31, 2000 and 2001 approximated $117,600 and $106,500, respectively. Additional non-cash charges for print advertising relating to this agreement will be incurred during the remainder of fiscal year 2002 and into the first quarter of fiscal year 2003 and, in total, will approximate $254,000. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention.

                  General and Administrative. General and administrative costs decreased 20.4% to $608,644 for the second quarter ended December 31, 2001 from $764,308 for the second quarter ended December 31, 2000. A portion of the decrease (approximately $147,600) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor-relations projects which were completed by the end of the second quarter of fiscal year 2001. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, as part of an effort to reduce overhead, we reduced expenditures for administrative personnel, employee recruitment, postage, printing, supplies and telephone that approximated $39,200. Offsetting these declines was an increase in legal fees of approximately $39,500 primarily related to an investment made to obtain patents for our "total solution" web-enabled dispute resolution management and operation system on an international basis. General and administrative costs as a percentage of revenues decreased to 61% for the second quarter of fiscal year 2002 from 80% for the second quarter of fiscal year 2001.

                  Other Expenses. Other expenses decreased by $7,875 for the second quarter ended December 31, 2001 from the second quarter ended December 31, 2000. Other expenses is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) approximated $120,100 in the second quarter of fiscal year 2001 versus $46,500 in the second quarter of fiscal year 2002. Additionally, interest income generated from investments in money market funds declined by approximately $66,100 from $78,000 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods.

                  Income Taxes. Tax benefits resulting from net losses incurred for the periods ended December 31, 2001 and 2000 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

                  Net Loss. For the three months ended December 31, 2001, we had a net loss of $270,430 as compared to a net loss of $790,305 for the three months ended December 31, 2000. The loss declined as we were able to reduce sales and administrative costs by streamlining and centralizing operations through the utilization of our web platform.


Six months Ended December 31, 2001 Compared to Six months Ended December 31,
2000

                  Revenues. Revenues decreased 6.1% to $1,827,897 for the six months ended December 31, 2001 from $1,946,436 for the comparable prior period. The decrease in revenues is primarily attributable to a significant decline in the number of in-person hearings conducted in the New York metropolitan area during the month of September. As New York is our primary market, the terrorist attacks on September 11, 2001 adversely impacted our business as many of the hearings scheduled for the remainder of September had to be adjourned. During this same period, there was a decline in the number of in-person hearings conducted at our satellite offices as a general malaise was experienced in the business community. The insurance industry, which was particularly hard hit by the recent events, represents a major portion of our clientele. Also, in the prior year period, revenue of $60,000 was generated from a unique, non-recurring video-conferencing contract that was fulfilled in the prior year. Offsetting the revenue decline was a rise in the average dollars earned per in-person hearing and higher fees earned from commercial cases. As we have signed an exclusive pool of former, top-tier hearing officers and have highlighted such in our present advertising campaign, we believe this will enable us to attract more complex cases that will continue to favorably contribute to the average dollars earned per in-person hearing.

                  Cost of Services. Cost of services decreased 7.7% to $439,295 for the six months ended December 31, 2001 from $475,860 for the six months ended December 31, 2000. Additionally, the cost of services as a percentage of revenues remained consistent between the periods at approximately 24% in the first six months of fiscal years 2002 and 2001, respectively. The 2001 fiscal year period ratio of cost of services as a percentage of revenues was favorably impacted by the recognition of revenue during the six months ended December 31, 2000 from a videoconferencing contract in which the use of hearing officers was not needed. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

                  Sales and Marketing. Sales and marketing costs decreased 37.3% to $814,338 for the six months ended December 31, 2001 from $1,299,317 for the six months ended December 31, 2000. Sales and marketing costs as a percentage of revenues decreased to 45% in the first six months of fiscal year 2002 from 67% in the first six months of fiscal year 2001. Most of the decrease (approximately $326,300) relates to employee costs and related items (including benefits and payroll taxes) and travel and entertainment expenses. As part of our migration towards centralizing operations through the utilization of our web platform, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional office locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. As such, the consolidation of our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools enabled us to streamline sales personnel and related costs including travel and entertainment expenses. Additionally, advertising, promotions and trade show costs declined by approximately $159,600 from the first six months of fiscal year 2001 to the first six months of fiscal year 2002 as we reduced our expenditures in these areas. Instead, we focused our advertising campaign around our agreement with American Lawyer Media, Inc., which provides us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period through August 2002. The related non-cash amount expensed for the six months ended December 31, 2001 and 2000 approximated $225,700 and $124,800, respectively. Additional non-cash charges for print advertising relating to this agreement will be incurred during the remainder of fiscal year 2002 and into the first quarter of fiscal year 2003 and, in total, will approximate $254,000. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention.

                  General and Administrative. General and administrative costs decreased 16% to $1,291,677 for the six months ended December 31, 2001 from $1,536,886 for the six months ended December 31, 2000. A portion of the decrease (approximately $201,400) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor-relations projects which were completed by December 31, 2000. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, we incurred approximately $38,000 in one-time costs to promote our company to overseas investors in the prior year period. As part of an effort to reduce overhead, we reduced expenditures for administrative personnel, employee recruitment, seminars, auto expenses, postage, printing, supplies and telephone that approximated $116,000. Offsetting these declines was an increase in legal fees of approximately $96,500 related to mergers and acquisitions activity and an investment made to obtain patents for our "total solution" web-enabled dispute resolution management and operation system on an international basis. General and administrative costs as a percentage of revenues decreased to 71% for the six months of fiscal year 2002 from 79% for the six months of fiscal year 2001.

                  Other (Expense) Income. Other income for the six months ended December 31, 2000 changed from $48,735 to other expense of $24,267 for the six months ended December 31, 2001. Other income (expense) is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) approximated $120,900 in the first six months of fiscal year 2001 versus $65,300 in the first six months of fiscal year 2002, an improvement of $55,600. Additionally, interest income generated from investments in money market funds declined by approximately $130,400 from $163,400 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods.

                  Income Taxes. Tax benefits resulting from net losses incurred for the six month periods ended December 31, 2001 and 2000 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

                  Net Loss. For the six months ended December 31, 2001, we had a net loss of $741,680 as compared to a net loss of $1,316,892 for the six months ended December 31, 2000. The loss declined as we were able to reduce sales and administrative costs by streamlining and centralizing operations through the utilization of our web platform, despite a lower level of revenue and interest income.


Liquidity and Capital Resources

                  At December 31, 2001, the Company had a working capital surplus of $2,293,098 compared to $3,003,997 at June 30, 2001. The decrease in working capital occurred primarily as a result of the loss from operations.

                  Net cash used in operating activities was $447,033 for the six months ended December 31, 2001 versus $1,108,796 in the prior comparable period. Cash used in operating activities principally declined due to a reduction in the loss from operations as well as an increase in non-cash charges such as advertising and write-downs of securities and changes in operating assets and liabilities.

                  Net cash provided by investing activities was $11,436 for the six months ended December 31, 2001 versus net cash used in investing activities of $74,710 in the comparable prior period. The change in cash from investing activities was primarily due to a lower level of purchases of fixed assets offset by a lower level of net sales of securities.

                  Net cash used in financing activities was $71,163 for the six months ended December 31, 2001 versus cash provided by financing activities of $97,994 in the prior comparable period. In the current six-month period, we purchased 36,500 shares of our common stock for an aggregate cost of $71,163. In the prior year six-month period, we received net proceeds from the issuance of 6,221 shares of our common stock at a price of $12.525 per share (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001) and also received proceeds of $21,000 from the exercise of stock options.

                  We anticipate that cash flows, together with funds received in connection with the issuance of common stock in prior fiscal years, will be sufficient to fund our operations for the next year. Additionally, under an Equity Line of Credit Agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock, assuming an effective registration statement is in place. The availability to use this line is limited based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period. If the closing bid price and average trading volume are below a defined minimum, the maximum amount the investor can be required to purchase at that point in time will be $250,000 of our common stock. There is also a minimum of 15 days between each request for investment.

Termination of Acquisition of E-Vue, Inc.

                  On July 9, 2001, we signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consisted of a combination of common stock and convertible preferred stock to be issued by us depending on certain financing conditions on the part of E-Vue, Inc. In the event either party breached the agreement, the non-breaching party was to be reimbursed for actual costs incurred up to a maximum of $100,000 and was entitled to a $100,000 break up fee. The acquisition, which would have required shareholder approval, was initially expected to close in October 2001. However, the Nasdaq Listing Qualifications Panel informed us that the proposed merger would have resulted in a change of control for purposes of Nasdaq Marketplace rules, and therefore the combined entities would have been required to evidence compliance with all requirements for initial listing on The Nasdaq SmallCap Market immediately upon consummation of the transaction. On January 8, 2002, we announced that discussions had ended with respect to the proposed merger of the entities and that the acquisition of E-Vue, Inc. would not be concluded.

                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
              Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
              On August 20, 2001, the Company effected a 1-for-3 reverse stock split. All references to number of shares and per share data in the consolidated financial statements and accompanying notes have been restated, except with respect to certain redeemable warrants which were adjusted to reflect the reverse stock split. The par value of the common stock remained unchanged at $.001 per share. On November 13, 2001, the Company's redeemable warrants and underwriter's warrants expired. Prior to such expiration, there was 1,609,900 redeemable warrants and 40,833 underwriter's warrants outstanding.

Item 3. Defaults upon Senior Securities.
              Not applicable.

Item 4. Submission of matters to a Vote of Security Holders.
              On December 14, 2001, we held our annual meeting of shareholders. At the meeting, the shareholders voted on two proposals. The following represents the results of the voting, both in person and by proxy:

              Election of Directors:
              Roy Israel                 1,254,372, votes for;
                                         0 votes against; 94,871 votes withheld.

              Anthony J. Mercorella      1,254,455 votes for;
                                         0 votes against; 94,788 votes withheld.

              Frank J. Coyne             1,254,455 votes for;
                                         0 votes against; 94,788 votes withheld.

              Robert M. Silverson, Jr.   1,254,455 votes for;
                                         0 votes against; 94,788 votes withheld.

              Willem F. Specht           1,254,455 votes for;
                                         0 votes against; 94,788 votes withheld.

              Corey J. Gottlieb          1,254,621 votes for;
                                         0 votes against; 94,622 votes withheld.

              Randy Gerstenblatt         1,254,621 votes for;
                                         0 votes against; 94,622 votes withheld.

              For ratification of appointment of Grant Thornton LLP as our independent accountants for fiscal year 2002:

                                         1,348,845 votes for;
                                         332 votes against; 66 abstentions

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


                  (b) Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLICKNSETTLE.COM, INC.

 Date: February 12, 2002            By: /s/ Roy Israel
                                       --------------------------------------
                                       Roy Israel, President and CEO

 Date: February 12, 2002            By: /s/ Patricia A. Giuliani-Rheaume
                                       --------------------------------------
                                       Patricia A. Giuliani-Rheaume, Vice
                                       President, Treasurer and CFO