Form 10QSB
period 2002-03-31
CLICKNSETTLE COM INC
filed 2002-05-14
CIK 925741

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-21419

                             CLICKNSETTLE.COM, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 7, 2002, 1,408,176 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes __    No X __


                         ------------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----


 ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                   March 31, 2002 and June 30, 2001                        3

                  Consolidated Statements of Operations
                   for the three and nine month periods ended
                   March 31, 2002 and 2001                                 4

                  Consolidated Statements of Changes in
                   Stockholders' Equity and Comprehensive
                   Loss for the nine month periods ended
                   March 31, 2002 and 2001                                 5

                  Consolidated Statements of Cash Flows
                   for the nine month periods ended
                   March 31, 2002 and 2001                                 6

                  Notes to Consolidated Financial Statements               7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                               10

PART II.  OTHER INFORMATION

                  Item 2.  Changes in Securities and Use of Proceeds       17

                  Item 6.  Exhibits and Reports on Form 8-K                17
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,                June 30,
                                                                                            2002                    2001
                                                                                      ---------------        ------------------
                                                                                         (unaudited)            (derived from
                                                                                                              audited financial
                                         ASSETS                                                                  statements)

CURRENT ASSETS
  Cash and cash equivalents                                                             $ 1,868,649             $ 2,558,372
  Marketable securities                                                                     359,389                 402,807
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                                  319,408                 355,674
  Prepaid expenses and other current assets                                                 288,674                 469,885
                                                                                        ------------            ------------

     Total current assets                                                                 2,836,120               3,786,738

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                            240,073                 309,242

OTHER ASSETS                                                                                 42,975                  91,452
                                                                                        ------------            ------------

                                                                                        $ 3,119,168             $ 4,187,432
                                                                                        ============            ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                      $   131,145               $ 179,196
  Accrued liabilities                                                                       283,653                 284,412
  Accrued payroll and employee benefits                                                      79,982                  35,020
  Deferred revenues                                                                         328,510                 284,113
                                                                                        -----------             -----------

     Total current liabilities                                                              823,290                 782,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 15,000,000 shares authorized;
    1,450,259 shares issued; 1,408,176 and 1,444,676 shares
    outstanding, respectively                                                                 1,450                   1,450
  Additional paid-in capital                                                             10,110,839              10,109,385
  Accumulated deficit                                                                    (7,716,630)             (6,687,254)
  Accumulated other comprehensive loss                                                      (15,863)                 (6,135)
  Less common stock in treasury at cost,
    42,083 and 5,583 shares, respectively                                                   (83,918)                (12,755)
                                                                                        -----------             -----------

     Total stockholders' equity                                                           2,295,878               3,404,691
                                                                                        -----------             -----------

                                                                                        $ 3,119,168             $ 4,187,432
                                                                                        ===========             ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three months ended March 31,   Nine months ended March 31,
                                                                             2002        2001             2002            2001
                                                                         -----------  -----------     ------------    ------------

Net revenues                                                              $ 881,992    $ 824,939       $ 2,709,889    $ 2,771,375
                                                                         -----------  ----------      ------------   ------------

Operating costs and expenses
  Cost of services                                                          235,318      211,467           674,613        687,327
  Sales and marketing expenses                                              351,247      499,216         1,165,585      1,798,533
  General and administrative expenses                                       594,290      593,869         1,885,967      2,130,755
                                                                         ----------   ----------      ------------   ------------

                                                                          1,180,855    1,304,552         3,726,165      4,616,615
                                                                         ----------   ----------      ------------   ------------

           Loss from operations                                            (298,863)    (479,613)       (1,016,276)    (1,845,240)

Other income (expenses)
   Investment income (loss)                                                   8,023      (68,385)          (24,267)       (25,870)
   Other income                                                               3,144       15,157            11,167         21,377
                                                                         ----------   ----------      ------------   ------------

                                                                             11,167      (53,228)          (13,100)        (4,493)
                                                                         ----------   ----------      ------------   ------------

            Loss before income taxes                                       (287,696)    (532,841)       (1,029,376)    (1,849,733)

Income taxes                                                                      -            -                 -              -
                                                                         ----------   ----------      ------------   ------------

              NET LOSS                                                   $ (287,696)  $ (532,841)     $ (1,029,376)  $ (1,849,733)

Preferred stock dividend and deemed dividend on
   preferred stock for beneficial conversion                                      -      (18,133)                -        (64,915)
                                                                         ----------   ----------      ------------   ------------

             Loss before cumulative effect of change in accounting
             principle for deemed dividend on preferred stock for
             beneficial conversion                                       $ (287,696)  $ (550,974)     $ (1,029,376)  $ (1,914,648)

Cumulative effect of change in accounting principle for deemed
     dividend on preferred stock for beneficial conversion                        -            -                 -       (217,583)

                                                                         ----------   ----------      ------------   ------------
            Net loss attributable to common stockholders                 $ (287,696)  $ (550,974)     $ (1,029,376)  $ (2,132,231)
                                                                         ==========   ==========      ============   ============

Loss per common share - basic and diluted:
   Loss before cumulative effect of change in accounting principle          $ (0.20)  $   (0.38)          $ (0.73)   $      (1.34)
   Cumulative effect of change in accounting principle                            -            -                 -          (0.15)
                                                                         ----------   ----------      ------------   ------------
   Net loss per common share                                                $ (0.20)  $   (0.38)          $ (0.73)   $      (1.49)
                                                                         ==========   ==========      ============   ============

Weighted-average shares outstanding - basic and diluted                   1,408,176    1,442,483         1,417,293      1,428,364
                                                                         ==========   ==========      ============   ============


The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                    Nine months ended March 31, 2002 and 2001


                                                 Preferred stock             Common stock            Additional
                                                 ---------------             ------------             paid-in         Accumulated
                                              Shares          Amount       Shares      Amount         capital           deficit
                                             -------------------------------------------------------------------------------------
Balances at June 30, 2000                     1,850      $ 1,634,789       4,093,279     $4,093      $8,939,677        ($4,326,628)

Compensation related to stock
  options and warrants                                                                                   35,904
Common shares issued upon
  exercise of stock options                                                   11,250         11          21,084
Common shares issued in exchange
  for future advertising services,
   net of issuance costs of $1,015                                           184,422        184         768,801
Common shares issued                                                          18,662         19          77,895
Preferred stock dividend and
  deemed dividend on preferred stock
   for beneficial conversion                                  10,149                                                       (64,915)
Common shares issued pursuant to
  conversion of preferred stock                (50)         (44,457)         43,163         44          44,413
Purchase of common shares for treasury
Cumulative effect of change in
  accounting principle for deemed
  dividend on preferred stock for
  beneficial conversion                                                                                217,583            (217,583)
Net loss                                                                                                                (1,849,733)
Change in unrealized gain (loss)
  on marketable securities


Comprehensive loss


                                             -------------------------------------------------------------------------------------
Balances at March 31, 2001                    1,800      $ 1,600,481       4,350,776    $ 4,351     $10,105,357       $ (6,458,859)
                                             =====================================================================================


Balances at June 30, 2001                                                  4,350,776     $4,351     $10,106,484        ($6,687,254)
One-for-three reverse stock split
  effectuated on August 20, 2001                                          (2,900,517)    (2,901)          2,901
                                             -------------------------------------------------------------------------------------
                                                                           1,450,259      1,450      10,109,385         (6,687,254)

Compensation related to stock options                                                                     1,454
Purchase of common shares for treasury
Net loss                                                                                                                (1,029,376)
Change in unrealized gain (loss)
  on marketable securities


Comprehensive loss


                                             -------------------------------------------------------------------------------------
Balances at March 31, 2002                        -                -       1,450,259    $ 1,450    $ 10,110,839       $ (7,716,630)
                                             =====================================================================================

























                                                     Accumulated
                                                         other             Common            Total          Compre-
                                                    comprehensive         stock in       stockholders'      hensive
                                                    income (loss)         treasury           equity          loss
-----------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                           $   14,443                           $6,266,374

Compensation related to stock
  options and warrants                                                                       35,904
Common shares issued upon
  exercise of stock options                                                                  21,095
Common shares issued in exchange
  for future advertising services,
   net of issuance costs of $1,015                                                          768,985
Common shares issued                                                                         77,914
Preferred stock dividend and
  deemed dividend on preferred stock
   for beneficial conversion                                                                (54,766)
Common shares issued pursuant to
  conversion of preferred stock
Purchase of common shares for treasury                                    (4,147)            (4,147)
Cumulative effect of change in
  accounting principle for deemed
  dividend on preferred stock for
  beneficial conversion
Net loss                                                                                 (1,849,733)   $  (1,849,733)
Change in unrealized gain (loss)
  on marketable securities                              (45,148)                            (45,148)         (45,148)
                                                                                                       -------------

Comprehensive loss                                                                                     $  (1,894,881)
                                                                                                       =============

                                                  --------------------------------------------------
Balances at March 31, 2001                         $   (30,705)        $ (4,147)        $5,216,478
                                                  ==================================================


Balances at June 30, 2001                               ($6,135)        ($12,755)        $3,404,691
One-for-three reverse stock split
  effectuated on August 20, 2001
                                                  --------------------------------------------------
                                                         (6,135)         (12,755)         3,404,691

Compensation related to stock options                                                         1,454
Purchase of common shares for treasury                                   (71,163)           (71,163)
Net loss                                                                                 (1,029,376)   $  (1,029,376)
Change in unrealized gain (loss)
  on marketable securities                               (9,728)                             (9,728)          (9,728)
                                                                                                       -------------

Comprehensive loss                                                                                     $  (1,039,104)
                                                                                                       =============

                                                  --------------------------------------------------
Balances at March 31, 2002                            $ (15,863)       $ (83,918)       $ 2,295,878
                                                  ==================================================


The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended March 31,


                                                                                   2002                      2001
                                                                             ----------------          ---------------

Cash flows from operating activities
   Net loss                                                                     $ (1,029,376)           $ (1,849,733)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                   76,976                  81,307
      Losses on sales of marketable securities                                         8,655                 120,947
      Write-down of marketable securities                                             57,045                 133,160
      Advertising in exchange for common stock                                       289,148                 217,626
      Compensation related to stock options and warrants                               1,454                  35,904
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                              36,266                 149,601
         (Increase) in prepaid expenses and other current assets                     (59,460)                 (6,673)
         (Increase) in other assets                                                        -                 (12,574)
         (Decrease) in accounts payable and accrued liabilities                      (48,810)               (113,119)
         Increase (decrease) in accrued payroll and employee benefits                 44,962                 (13,652)
         Increase (decrease) in deferred revenues                                     44,397                 (36,176)
                                                                             ---------------           -------------
      Net cash used in operating activities                                         (578,743)             (1,293,382)
                                                                             ---------------           -------------

Cash flows from investing activities
   Purchases of marketable securities                                                (70,196)               (193,728)
   Proceeds from sales of marketable securities                                       38,186                 127,047
   Purchases of furniture and equipment                                               (7,807)               (124,471)
                                                                             ---------------           -------------
       Net cash used in investing activities                                         (39,817)               (191,152)
                                                                             ---------------           -------------

Cash flows from financing activities
   Issuance of common stock, net of issuance costs and proceeds
       from exercise of stock options                                                      -                  97,994
   Purchase of treasury stock at cost                                                (71,163)                 (4,147)
                                                                             ---------------           -------------
       Net cash (used in) provided by financing activities                           (71,163)                 93,847
                                                                             ---------------           -------------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (689,723)             (1,390,687)

Cash and cash equivalents at beginning of period                                   2,558,372               5,976,439

                                                                             ---------------           -------------
Cash and cash equivalents at end of period                                   $     1,868,649           $   4,585,752
                                                                             ===============           =============

Supplemental disclosure of cash flow information:
  Noncash financing activities
     Preferred stock dividend and deemed dividend on preferred
        stock for beneficial conversion                                                                $      64,915
     Issuance of common stock in exchange for prepaid advertising                                            770,000
     Conversion of preferred stock to common stock                                                            44,457


The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Nine months ended March 31, 2002
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2002 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2002 and 2001 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2002 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the operating results expected for the full year.

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

4. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants and conversion of preferred stock, reduced by the shares that may be repurchased with the funds received from the exercise and conversion, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 730,439 and 2,031,332 at March 31, 2002 and 2001, respectively, would be antidilutive as the Company incurred net losses for the three month and nine month periods ended March 31, 2002 and 2001.

5. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred approximately $81,719 and $115,450 for the quarters ended March 31, 2002 and 2001, respectively, and approximately $343,229 and $452,382 for the nine months ended March 31, 2002 and 2001, respectively. Of such totals, non-cash advertising charges comprise approximately $63,431 and $92,814, respectively, for the third quarter of fiscal year 2002 and 2001, respectively, and approximately $289,148 and $217,626, respectively, for the nine months ended March 31, 2002 and 2001, respectively. In accordance with the terms of the August 2000 advertising agreement with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising in the year subsequent to the initial two-year term. Such advertising is expected to take place from August 2002 through August 2003.


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

Additionally, Nasdaq amended one of its standards for continued listing on the SmallCap Market from requiring a minimum of $2 million in net tangible assets to a minimum of $2.5 million of net equity. The Company will need to be in compliance with the new standard as of November 1, 2002. As of March 31, 2002, both the Company's net tangible assets and its net equity was $2,295,878. Although the Company is currently in compliance with the net tangible assets requirement, to the extent that additional net losses are incurred during the fourth quarter of fiscal year 2002, it is possible that as of June 30, 2002, the Company may not meet the minimum requirement. Additionally, the Company's net equity is below the new minimum standard that goes into effect in November 2002. The Company is in the process of exploring opportunities to remedy this situation; however, there can be no assurance that the Company will remain in compliance with the applicable standard and therefore is subject to having its common stock delisted from the Nasdaq SmallCap Market when and if such non-compliance were to occur.

7. On March 14, 2002, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 266,667 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 14, 2003, provided, however, that the Plan may be discontinued at any time by the Company. As of March 31, 2002, the Company had purchased 42,083 shares under the Plan for an aggregate cost of $83,918.

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

9. The components of comprehensive income (loss) are as follows:


                                              Three months ended March 31,
                                               2002                2001
                                               ----                ----
Net loss                                   $    (287,696)       $  (532,841)
Change in unrealized gain (loss)
   on marketable securities                      (14,970)            94,155
                                           -------------        -----------

Comprehensive loss                         $    (302,666)       $  (438,686)
                                           -------------        -----------

                                               Nine months ended March 31,
                                                2002                2001
                                                ----                ----
Net loss                                    $ (1,029,376)       $(1,849,733)
Change in unrealized gain (loss)
   on marketable securities                       (9,728)           (45,148)
                                            -------------       ------------

Comprehensive loss                          $ (1,039,104)       $(1,894,881)
                                            -------------       ------------

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

                  Our objective is to become the leading global provider of dispute resolution solutions by providing services and software designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned to offer customized solutions built upon our sophisticated technology platform. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our advanced infrastructure. As such, our emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing transactional client base will be charged with growing this book of business and exploiting our inherent market advantage. Further, certain aspects of our transactional business that we deem to have minimal revenue potential, such as our online, blind bid offering, have been discontinued at this time. However, we have a patent pending on our automated dispute resolution processing system and, dependent upon market acceptance, we will continue to review the needs of our prospective clients and offer those solutions that we believe will be of most value to the clients and to the Company. Therefore, our goals are as follows:
(1) exploiting potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies and agencies and (ii) the licensing and/or sale of dispute resolution-related software; (2) building brand recognition of NAM (the arbitration company) as the premier provider of dispute resolution solutions through our advertising campaign; (3) attracting and retaining the services of the most talented, former top-tier judges and attorneys; and (4) broadening the type and complexity of dispute resolution cases we administer.

                  We believe that the current economic slowdown is an environment which should encourage the use of our services as more business entities are focusing on cost saving measures given the tremendous expense related to traditional litigation versus our quicker, more efficient dispute resolution solutions.

                  We have and may continue to incur net losses in the future as a result of (a) continuing development and other costs associated with our software initiatives for new products and (b) our advertising campaign. Although we are actively promoting our services, there can be no assurance that the revenues to be realized therefrom will exceed the expenses to be incurred. Additionally, we currently expect that our advertising campaign will continue into the first quarter of fiscal year 2004. In August 2000, we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). As part of that agreement, we will additionally purchase $250,000 of advertising during the period from August 2002 through August 2003. We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.

Third Quarter Ended March 31, 2002 Compared to Third Quarter Ended March 31,
2001


                  Revenues. Revenues increased 6.9% to $881,992 for the third quarter ended March 31, 2002 from $824,939 for the comparable prior period. The increase in revenues is primarily attributable to a rise in the average dollars earned per in-person hearing and higher fees earned from commercial cases. Offsetting these increases was a decline in the number of in-person hearings conducted during the quarter ended March 31, 2002. As New York is our primary market, the terrorist attacks on September 11, 2001 adversely impacted our business as there was a decline in the number of in-person hearings conducted in the New York metropolitan area as well as at our satellite offices as a general malaise was experienced in the business community. The insurance industry, which was particularly hard hit by the recent events, represents a major portion of our clientele. However, as we have accelerated our recruitment of an exclusive pool of former, top-tier, "blue-ribbon" hearing officers and have highlighted such in our present advertising campaign, we believe this will enable us to attract more complex cases that will continue to favorably contribute to the average dollars earned per in-person hearing.

                  Cost of Services. Cost of services increased 11.3% to $235,318 for the third quarter ended March 31, 2002 from $211,467 for the third quarter ended March 31, 2001. Additionally, the cost of services as a percentage of revenues increased to approximately 27% in the third quarter of fiscal year 2002 from 26% in the third quarter of fiscal year 2001. The increase is partially attributed to a greater proportion of commercial cases. Although the direct cost of services for these cases tends to be higher as a percentage of revenue, the profit per case is typically greater. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

                    Sales and Marketing. Sales and marketing costs decreased 29.6% to $351,247 for the third quarter ended March 31, 2002 from $499,216 for the third quarter ended March 31, 2001. Sales and marketing costs as a percentage of revenues decreased to 40% in the third quarter of fiscal year 2002 from 61% in the third quarter of fiscal year 2001. Most of the decrease (approximately $107,000) relates to employee costs and related items (including benefits and payroll taxes) and travel and entertainment expenses. As part of our migration towards centralizing operations through the utilization of our web platform, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional office locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. As such, the consolidation of our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools enabled us to streamline sales personnel and related costs including travel and entertainment expenses. Additionally, advertising, promotions and trade show costs declined by approximately $41,000 from the third quarter of fiscal year 2001 to the third quarter of fiscal year 2002 as we reduced our expenditures in these areas. Instead, we focused our advertising campaign around our agreement with American Lawyer Media, Inc., which provides us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period through August 2002. The related non-cash amount expensed for the quarters ended March 31, 2002 and 2001 approximated $63,400 and $92,800, respectively. Additional non-cash charges for print advertising relating to this agreement will be incurred during the remainder of fiscal year 2002 and into the first quarter of fiscal year 2003 and, in total, will approximate $190,500. As part of that agreement, we will additionally purchase $250,000 of advertising during the period from August 2002 through August 2003. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention.

                  General and Administrative. General and administrative costs increased 0.1% to $594,290 for the third quarter ended March 31, 2002 from $593,869 for the third quarter ended March 31, 2001. Legal fees increased by approximately $14,800 in the current period primarily due to an investment made to obtain international patents for our "total solution" web-enabled dispute resolution management and operational system. This minor increase was offset by reduced administrative costs resulting from operational efficiencies. General and administrative costs as a percentage of revenues decreased to 67% for the third quarter of fiscal year 2002 from 72% for the third quarter of fiscal year 2001.

                  Other Income (Expenses). Other income (expenses) changed by $64,395 to other income of $11,167 for the third quarter ended March 31, 2002 from other expenses of ($53,228) for the third quarter ended March 31, 2001. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) approximated $133,200 in the third quarter of fiscal year 2001 versus $400 in the third quarter of fiscal year 2002, an improvement of $132,800. Additionally, net interest income generated primarily from investments in money market funds declined by approximately $56,300 from $64,800 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods.

                  Income Taxes. Tax benefits resulting from net losses incurred for the periods ended March 31, 2002 and 2001 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

                  Net Loss. For the three months ended March 31, 2002, we had a net loss of $287,696 as compared to a net loss of $532,841 for the three months ended March 31, 2001. The loss declined as we were able to realize operating efficiencies by streamlining and centralizing operations through the utilization of our enhanced processing system.

Nine months Ended March 31, 2002 Compared to Nine months Ended March 31, 2001

                  Revenues. Revenues decreased 2.2% to $2,709,889 for the nine months ended March 31, 2002 from $2,771,375 for the comparable prior period. The decrease in revenues is primarily attributable to a decline in the number of in-person hearings conducted in the New York metropolitan area during the month of September. As New York is our primary market, the terrorist attacks on September 11, 2001 adversely impacted our business as many of the hearings scheduled for the remainder of September had to be adjourned. During this same period, there was a decline in the number of in-person hearings conducted at our satellite offices as a general malaise was experienced in the business community. The insurance industry, which was particularly hard hit by the recent events, represents a major portion of our clientele. Also, in the prior year period, revenue of $60,000 was generated from a unique, non-recurring video-conferencing contract that was fulfilled in the prior year. Offsetting the revenue decline was a rise in the average dollars earned per in-person hearing and higher fees earned from commercial cases. As we have signed an exclusive pool of former, top-tier hearing officers and have highlighted such in our present advertising campaign, we believe this will enable us to attract more complex cases that will continue to favorably contribute to the average dollars earned per in-person hearing.

                  Cost of Services. Cost of services decreased 1.8% to $674,613 for the nine months ended March 31, 2002 from $687,327 for the nine months ended March 31, 2001. Additionally, the cost of services as a percentage of revenues remained consistent between the periods at approximately 25% in the first nine months of fiscal years 2002 and 2001, respectively. The 2001 fiscal year period ratio of cost of services as a percentage of revenues was favorably impacted by the recognition of revenue during the nine months ended March 31, 2001 from a videoconferencing contract in which the use of hearing officers was not needed. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

                  Sales and Marketing. Sales and marketing costs decreased 35.2% to $1,165,585 for the nine months ended March 31, 2002 from $1,798,533 for the nine months ended March 31, 2001. Sales and marketing costs as a percentage of revenues decreased to 43% in the first nine months of fiscal year 2002 from 65% in the first nine months of fiscal year 2001. Most of the decrease (approximately $433,300) relates to employee costs and related items (including benefits and payroll taxes) and travel and entertainment expenses. As part of our migration towards centralizing operations through the utilization of our web platform, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional office locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. As such, the consolidation of our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools enabled us to streamline sales personnel and related costs including travel and entertainment expenses. Additionally, advertising, promotions and trade show costs declined by approximately $200,600 from the first nine months of fiscal year 2001 to the first nine months of fiscal year 2002 as we reduced our expenditures in these areas. Instead, we focused our advertising campaign around our agreement with American Lawyer Media, Inc., which provides us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period through August 2002. The related non-cash amount expensed for the nine months ended March 31, 2002 and 2001 approximated $289,100 and $217,600, respectively. Additional non-cash charges for print advertising relating to this agreement will be incurred during the remainder of fiscal year 2002 and into the first quarter of fiscal year 2003 and, in total, will approximate $190,500. As part of that agreement, we will additionally purchase $250,000 of advertising during the period from August 2002 through August 2003. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention.

                  General and Administrative. General and administrative costs decreased 11.5% to $1,885,967 for the nine months ended March 31, 2002 from $2,130,755 for the nine months ended March 31, 2001. A portion of the decrease (approximately $208,100) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor-relations projects which were completed by December 31, 2000. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, we incurred approximately $38,000 in one-time costs to promote our company to overseas investors in the prior year period. By enhancing operational efficiencies, we reduced expenditures for administrative personnel, employee recruitment, seminars, postage, printing and telephone that approximated $117,600. Offsetting these declines was an increase in legal fees of approximately $111,300 related to mergers and acquisitions activity and an investment made to obtain international patents for our "total solution" web-enabled dispute resolution management and operational system. General and administrative costs as a percentage of revenues decreased to 70% for the nine months of fiscal year 2002 from 77% for the nine months of fiscal year 2001.

                  Other (Expenses) Income. Other expenses for the nine months ended March 31, 2001 increased from $4,493 to $13,100 for the nine months ended March 31, 2002. Other (expenses) income is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which include write-downs for other than temporary declines in the value of marketable securities) approximated $254,100 in the first nine months of fiscal year 2001 versus $65,700 in the first nine months of fiscal year 2002, an improvement of $188,400. Additionally, net interest income generated primarily from investments in money market funds declined by approximately $186,800 from $228,200 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods.

                  Income Taxes. Tax benefits resulting from net losses incurred for the nine month periods ended March 31, 2002 and 2001 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

                  Net Loss. For the nine months ended March 31, 2002, we had a net loss of $1,029,376 as compared to a net loss of $1,849,733 for the nine months ended March 31, 2001. Despite a lower level of revenue (which we believe was adversely affected by the events of September 11, 2001) and interest income, the loss declined as we were able to realize operating efficiencies by streamlining and centralizing operations through the utilization of our enhanced processing system.

Liquidity and Capital Resources

                  At March 31, 2002, the Company had a working capital surplus of $2,012,830 compared to $3,003,997 at June 30, 2001. The decrease in working capital occurred primarily as a result of the loss from operations.

                  Net cash used in operating activities was $578,743 for the nine months ended March 31, 2002 versus $1,293,382 in the prior comparable period. Cash used in operating activities principally declined due to a reduction in the loss from operations which was partially offset by a decrease in non-cash charges for write-downs of securities.

                  Net cash used in investing activities was $39,817 for the nine months ended March 31, 2002 versus $191,152 in the comparable prior period. The change in cash from investing activities was primarily due to a lower level of net purchases of both fixed assets and marketable securities.

                  Net cash used in financing activities was $71,163 for the nine months ended March 31, 2002 versus cash provided by financing activities of $93,847 in the prior comparable period. In the current nine-month period, we purchased 36,500 shares of our common stock for an aggregate cost of $71,163 as compared to a purchase of 1,666 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001) for an aggregate cost of $4,147 in the prior comparable period. Additionally, in the prior year nine-month period, we received net proceeds from the issuance of 6,221 shares of our common stock at a price of $12.525 per share (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001) and also received proceeds of $21,000 from the exercise of stock options.

                  We anticipate that cash flows, together with funds received in connection with the issuance of common stock in prior fiscal years, will be sufficient to fund our operations for the next year. Additionally, under an Equity Line of Credit Agreement, we have the right, until February 15, 2003, to require that the investor purchase between $500,000 and $7,000,000 of our common stock, subject to certain limitations and assuming an effective registration statement is in place. The registration statement we originally filed in April 2000 is not currently effective. However, if deemed to be beneficial, we can elect to amend such registration statement or file a new one in the future. The availability to use this line is limited based on the closing bid price of our common stock and the average trading volume of such stock in a thirty-day period. If the closing bid price and average trading volume are below a defined minimum, the maximum amount the investor can be required to purchase at that point in time will be $250,000 of our common stock. There is also a minimum of 15 days between each request for investment.

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

Nasdaq Listing

                  Nasdaq amended one of its standards for continued listing on the SmallCap Market from requiring a minimum of $2 million in net tangible assets to a minimum of $2.5 million of net equity. The Company will need to be in compliance with the new standard as of November 1, 2002. As of March 31, 2002, both the Company's net tangible assets and its net equity was $2,295,878. Although the Company is currently in compliance with the net tangible assets requirement, to the extent that additional net losses are incurred during the fourth quarter of fiscal year 2002, it is possible that as of June 30, 2002, the Company may not meet the minimum requirement. Additionally, the Company's net equity is below the new minimum standard that goes into effect in November 2002. The Company is in the process of exploring opportunities to remedy this situation; however, there can be no assurance that the Company will remain in compliance with the applicable standard and therefore is subject to having its common stock delisted from the Nasdaq SmallCap Market when and if such non-compliance were to occur.

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

            (b) Reports on Form 8-K. Form 8-K was filed on March 14, 2002 to announce the extension of our March 1998 purchase plan to acquire up to an aggregate of 266,667 shares of our common stock for a one-year period.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLICKNSETTLE.COM, INC.

         Date: May 13, 2002          By: /s/ Roy Israel
                                         -------------------------------
                                        Roy  Israel, President and CEO

         Date: May 13, 2002          By: /s/ Patricia A. Giuliani-Rheaume
                                         --------------------------------
                                         Patricia A. Giuliani-Rheaume, Vice
                                         President, Treasurer and CFO