Form 10KSB
period 2002-06-30
CLICKNSETTLE COM INC
filed 2002-09-26
CIK 925741

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21419

                             clickNsettle.com, Inc.
           (Name of small business issuer as specified in its charter)

             Delaware                                            23-2753988
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

Title of each class                    Name of each exchange on which registered
Common Stock $.001 Par Value                     NASDAQ Small Cap Market

Title of each class                    Name of each exchange on which registered
Common Stock $.001 Par Value                  Boston Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.|_|

State issuer's revenues for its most recent fiscal year.  $3,957,069

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 10, 2002 is $894,319.

As of September 10, 2002, 1,408,176 shares of common stock of the issuer were outstanding.


Transitional Small Business Disclosure Format   Yes____  No__X__

                  DOCUMENTS INCORPORATED BY REFERENCE

                  Part I.  --  None      Part II.  --  None
                  Part III.  --  Proxy statement to be filed by October 28, 2002

                                     PART I

      From time to time, including in this annual report on Form 10-KSB, clickNsettle.com, Inc. (formerly NAM Corporation) (the "Company" or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: changes in the insurance and legal industries; our inability to retain current or new hearing officers; changes in the public court systems; and the degree and timing of the market's acceptance of our arbitration and mediation programs and electronic oversight applications and other risks that are set forth herein.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

      We operate in one business segment as a provider of arbitration and mediation services, also known as alternative dispute resolution services, or ADR services, and related electronic oversight applications, principally to insurance companies, law firms, corporations and municipalities. An ADR proceeding is an alternative forum to the public court system for resolving civil disputes.

      Our objective is to become the leading global provider of dispute resolution services by providing services and software/web-enabled tools designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned to offer customized solutions built upon our sophisticated technology platform. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing transactional client base will be charged with growing this book of business and exploiting our inherent market advantages. Further, certain aspects of our transactional business that had minimal revenues to date and have minimal future revenue potential, such as our online, blind bid offering, have been discontinued at this time. However, we have a patent pending on our automated dispute resolution processing and oversight system and, dependent upon market acceptance, we will continue to review the needs of our current and prospective customers and offer those solutions that we believe will be of most value to our clients and to our Company. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) the licensing and/or sale of dispute resolution-related software; (2) build brand recognition of NAM (the Arbitration Company) as the premier provider of dispute resolution solutions through our advertising campaign; (3) attract and retain the services of highly talented, former top-tier judges and attorneys; and (4) broaden the type and complexity of the dispute resolution cases we administer.

      We believe that the ADR business is a growing industry based upon (a) the continuing inability of the public court system to effectively manage its docket of civil cases; (b) the current economic slowdown together with the recent string of corporate failures and scandals which creates a fertile environment for ADR services, particularly oversight applications; (c) the growing acceptance of ADR as a forum for resolving disputes and (d) the significant cost savings which can be achieved with ADR's quicker, more efficient dispute resolution mechanisms as compared to the tremendous expense related to traditional litigation. We believe our electronic application serves this audience. An ADR proceeding streamlines the traditional cumbersome public litigation process. As compared to the public court system, an ADR proceeding generally offers litigants a faster resolution, confidentiality, reduced expenses, flexibility in procedures and solutions, and control over the process. With respect to business-to-business disputes, ADR proceedings can also preserve business relations among the parties because its nature is potentially less adversarial and disputes may be resolved promptly.

      The Company was formed on January 12, 1994 under the laws of the State of Delaware. On October 31, 1994, we acquired all of the outstanding common stock of National Arbitration & Mediation, Inc. ("NA&M"), a New York corporation, formed on February 6, 1992, which was primarily owned by our Chief Executive Officer and President. NA&M began operations in March 1992 as a provider of ADR services. NA&M was merged into the Company as of the end of June 1999. In June 2000, shareholder approval was obtained to change the name of the Company from NAM Corporation to clickNsettle.com, Inc.

Services Offered

      Arbitration: Our arbitration procedure follows a format essentially similar to a non-jury trial in the public court system. Parties are given a forum in which to present their cases. Litigants utilize this process to save a significant amount in fees relative to traditional court costs and are spared the time delays and some of the cumbersome procedures commonly associated with public court trials. Our hearings are generally governed by our rules of procedure. The parties, however, may depart from these rules and proceed in the fashion they deem desirable for the resolution of the case. The parties select a panel member from approximately 1,500 hearing officers worldwide.

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

      Other ADR Services: In addition to mediations and arbitrations, we offer, among other services, advisory opinions, mock jury trials and other specialized dispute resolution programs depending on the parties' particular needs. We also offer Case Resolution Days. Case Resolution Days are events usually scheduled at an insurance company client's office in which we arrange for parties to hold high volume direct settlement meetings without the participation of a hearing officer. If the individual meetings do not resolve the dispute, we provide a hearing officer to mediate the dispute if the parties wish to pursue settlement.

      Electronic Oversight Applications: In connection with our existing services, we offer customized oversight applications that provide a new and efficient method to manage large-scale, high volume ADR programs.

Marketing and Sales

      Much of our marketing effort has been concentrated on demonstrating our software program, designed to streamline and administer ADR initiatives, to our existing clientele. We believe our web-based program clearly distinguishes our ADR offering as our online management "toolkit" enables our clients to accurately assess the value of ADR, which we believe will result in an increase in case referrals. Further, we have also targeted our marketing efforts towards commercial and governmental entities, which are well suited to benefit from our patent-pending, online dispute resolution software that provides organizational oversight over large-scale, multi-dimensional ADR programs.

      Our Account Executives are charged with the goal of pursuing new business as well as increasing the volume of business with existing clients through in-person meetings, presentations and educational seminars relating to ADR services. Each is equipped with various tools and metrics enabling them to gauge client activity and their own individual sales effectiveness. As of September 3, 2002, we employed 9 Account Executives and 3 Sales Trainees to market our services. These individuals are salaried employees and are eligible for additional commissions/incentives based on revenue generated.

      Our President is active in working with our Account Executives. Account Executives in our regional office first report to a Regional Manager who then reports to the President. The employment agreement of the Regional Manager of our Massachusetts office provides for additional compensation based on the profits of his operation.

      The majority of our clients are insurance carriers and law firms. In fiscal years 2002 and 2001, no customer exceeded 10% of net revenues. We have a diversified customer base with our revenue distributed among more than 1,700 clients in both fiscal years 2002 and 2001.

      When appropriate, we seek contracts with our clients. Further, we continue to enhance our efforts to obtain volume commitments from existing and new clients.

Competition

      The ADR business is highly competitive on an international, national and regional level. We believe that barriers to entry in the private ADR business are relatively low and new competitors can begin doing business relatively quickly. We believe this because the agreement to use ADR services only requires the consent of all parties to submit their dispute for resolution through a proposed ADR provider. There are two types of competitors: not-for-profit and for-profit entities. We believe the largest not-for-profit competitor is the American Arbitration Association and that it has a significant market share in complex commercial cases. The insurance industry has also continued its support for Arbitration Forums, a not-for-profit organization created to serve primarily the insurance subrogation market.

      We believe that the domestic private ADR industry is, other than a few national entities, generally fragmented into small ADR service providers. We believe that Judicial Arbitration Mediation Services, Inc. ("JAMS") is the largest for-profit ADR provider in the country. Our competitors include, among others, JAMS, National Arbitration Forums and Island Arbitration and Mediation. In addition, several public court systems, including the federal and certain state courts in New York, our major market, have instituted court-coordinated programs. To the extent that the public courts reduce case backlogs and provide effective dispute resolution mechanisms, our business opportunities in such markets may be reduced.

      Increased competition could decrease the fees charged for our services, and limit our ability to obtain experienced hearing officers. This could have a materially adverse effect on our ability to be profitable in the future. In addition, we compete with other ADR providers to retain the services of qualified hearing officers.

      As compared to the majority of our competitors, we believe that our total solution, comprised of global arbitration and mediation services and extensive case management tools, is unique. We believe we have certain advantages that enable us to better serve our clients. These advantages include: (1) exclusive agreements with many of our most sought after hearing officers, who are generally former judges and respected attorneys and (2) our web-enabled dispute resolution case management and operational system which can summarize and provide analysis of a client's entire ADR program on a regional, national or global basis. We cannot assure you, however, that these perceived advantages will enable us to compete successfully in the future.

Government Regulation

      ADR services that are offered by private companies, like us, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.

Employees

      As of September 3, 2002, we employed 34 persons, including two part-time employees; of these, two were in executive positions, 14 were Sales Managers, Account Executives and Sales Trainees and the remaining 18 employees support our operations with respect to information technology, accounting, scheduling, confirming, billing and other administrative duties. The Company also currently utilizes the services of two temporary employees who are eligible for long-term employment.

Hearing Officers

      As of September 3, 2002, we maintained relationships with approximately 1,500 hearing officers. We have exclusive agreements with respect to ADR proceedings with a number of these hearing officers. Such hearing officers accounted for approximately 64% of the number of in-person cases handled by us for the year ended June 30, 2002. The balance of non-exclusive hearing officers makes their services available to us on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of our roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings.

                                  RISK FACTORS

      Our business faces risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. These risks should be read in conjunction with the other information set forth in this report.

We have Recent, and Anticipate Continuing, Losses

      We have incurred operating losses each fiscal year of the six-year period ended June 30, 2002. Going forward, we may continue to incur operating losses and capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations, and our financial condition may be materially and adversely affected.

We Depend On Insurance-Related Disputes

      The majority of our ADR business involves claims that are usually covered by insurance. We resolve many of these disputes in a matter of hours. Since our revenues are derived primarily from certain administrative and hourly fees, a high volume of these cases is required in order for us to generate revenues sufficient to maintain our operations. Although self-insured and employment initiatives represent a growing percentage of our revenues, there can be no assurance that we will be able to continue to expand our insurance and non-insurance-related dispute business, or maintain or increase our current level of cases. In addition, we cannot assure you that changes in the insurance industry will not affect our business.

Possible Improvements in the Public Court System, Including Use of ADR Services, May Affect Our Business

      The ADR industry, in general, furnishes an alternative to public dispute mechanisms, principally the local, state and federal court systems. Our marketing efforts have been based on our belief that there exists a high degree of dissatisfaction among litigants and their counsel with the public court system. If the public courts, in the markets we are currently serving or seek to serve, reduce case backlogs and provide effective settlement mechanisms at no, or substantially reduced cost to litigants, our business opportunities in such markets may be significantly reduced. Several public court systems, both on the federal and state level, including certain federal and state courts located in New York State, have instituted court coordinated ADR programs. Similar programs are under consideration in a number of states and may be adopted at any time. The success of such ADR programs could have a material adverse effect on our business by diminishing the demand for private ADR services.

The Private ADR Services Business is Highly Competitive

      The private ADR business is highly competitive, both on a national and regional level. Barriers to entry in the ADR business are relatively low, and new competitors can begin doing business relatively quickly. There are two types of competitors, not-for-profit and for-profit entities:

      o We believe that our largest not-for-profit competitor is the American Arbitration Association which has significant market share in complex commercial cases.

      o     We believe that our largest for-profit competitor is JAMS.

      At this time, we believe that numerous other private ADR firms are competing with us in the regions we currently serve. Increased competition could decrease the fees we are able to charge for our services and limit our ability to obtain qualified hearing officers. This could have a material adverse effect on our ability to be profitable in the future. Certain competitors may have greater financial or other capabilities than us. Accordingly, there is no assurance that we can successfully compete in the present or future marketplace for ADR services.

We Depend Upon Our Key Personnel

      Our success will be largely dependent on the personal efforts of Roy Israel, our Chief Executive Officer, President and Chairman of the Board of Directors. Although we have entered into an employment agreement with Mr. Israel, which expires in 2007, the loss of his services could have a material adverse effect on our business and prospects. We have obtained "key-man" life insurance on the life of Mr. Israel. We are the sole beneficiary in the amount of $1 million. Our success is also dependent upon our ability to hire and retain qualified marketing and other personnel in our offices. We may not be able to hire or retain such necessary personnel.

We Do Not Have Written Contracts with the Majority of Our Clients

      We currently rely on our marketing efforts and relationships with insurance companies, law firms, corporations, and municipalities to obtain cases. We do not have written agreements with the majority of our clients, but we have instituted the process of obtaining written agreements with our existing clients and with new clients. We also rely on case referrals from our current clients. We may not continue to receive our current level of, or an adequate level of, referrals of cases. If we do not maintain such levels, there could be a material adverse effect on our business.

We Depend Upon Qualified Hearing Officers

      The market for our services depends on a perception by our clients that our hearing officers are impartial, qualified, and experienced. Our ability to retain qualified hearing officers in the event that competition increases would be uncertain. For our fiscal year ended June 30, 2002, 36% of the number of our cases were heard by non-exclusive hearing officers. Accordingly, at any time, these hearing officers can refuse to continue to provide their services to us and are free to render services independently or through competing ADR services. If qualified hearing officers are unwilling or unable to continue to provide their services through us for any reason, including possible agreements to provide their services to our competitors on an exclusive basis, our business and operations could be materially and adversely affected.

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 630,507 shares or approximately 44.8% of the common stock outstanding based on 1,408,176 shares of common stock outstanding as of June 30, 2002. Of that number, Mr. Israel beneficially owns 401,713 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

We May Be Unable to Protect Our Proprietary Technology and We May Be Sued for Infringing on the Rights of Others

      Our success depends, in part, upon our ability to protect our proprietary software technology and operate without infringing upon the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as:

      o     trade secret laws                   o     copyright law

      o     trademark law                       o     patent law

      o     contractual provisions              o     confidentiality agreements

      o     certain technology and security
            measures


      The steps we have taken regarding our proprietary technology, however, may be insufficient to deter misappropriation.

      In the systems and software industries, it is common that companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. We may from time to time be notified of claims that we may be infringing upon patents, copyrights or other intellectual property rights owned by third parties. Companies may pursue claims against us with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. Although we believe we have not violated or infringed upon any intellectual property patents and have taken measures to protect our own rights, there is no assurance that we will avoid litigation. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources away from the day-to-day operation of our business.

      Existing copyright, trademark, patent and trade secret laws afford only limited protection. Existing laws, in combination with the steps we have taken to protect our proprietary rights may be inadequate to prevent misappropriation of our technology or other proprietary rights. Also, such protections do not preclude competitors from independently developing products with functionality or features similar or superior to our products and technologies.

We May Have Issues With Our Continued Listing on the Nasdaq SmallCap Market in the Future

      Although our securities are currently quoted on the Nasdaq SmallCap Market, we cannot assure you that a trading market will be maintained. In addition, we cannot assure you that we will in the future meet the maintenance criteria for continued quotation of the securities on the Nasdaq SmallCap Market. The maintenance criteria for the Nasdaq SmallCap Market include, among other things:

      o $2,000,000 in net tangible assets (to be replaced effective November 1, 2002 by a requirement of $2,500,000 in net stockholders' equity); or $35,000,000 in market capitalization; or $500,000 Net Income (in the latest fiscal year or two of the last three fiscal years). As of June 30, 2002, both our net tangible assets and our net stockholders' equity were $2,093,006;

      o a public float of 500,000 shares with a market value equal to $1,000,000;

      o     two market makers;

      o     a minimum bid price of $1.00 per share of common stock; and

      o     300 shareholders (round lot holders).

      If we were removed from the Nasdaq SmallCap Market, trading, if any, in our securities would thereafter have to be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the NASD's OTC Electronic Bulletin Board. As a result, an investor would find it more difficult to purchase, dispose of and to obtain accurate quotations as to the value of our securities.

      In addition, if our common stock is delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including:

      o a requirement that they make an individualized written suitability determination for the purchaser; and

      o     receive the purchaser's written consent prior to the transaction.

      The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on Nasdaq SmallCap that has a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of our securities and the ability of stockholders to sell their securities in the secondary market. We cannot assure you that our securities will not be delisted or treated as a penny stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

      We maintain 2 leased facilities, which are located in office buildings. Currently, we lease 9,080 square feet of space at 1010 Northern Boulevard, Great Neck, New York for our corporate headquarters and for providing hearing-conference facilities in the New York area. The lease expires June 2005.
We also lease 1,320 square feet of space, which lease expires November 2002, for our North Easton, Massachusetts office. We believe this space is adequate for our reasonably anticipated future needs.

      The aggregate rental expense for all of our offices was $262,633 during the year ended June 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS

      We are a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the results of operations or financial position.

ITEM 4.  SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Our Common Stock is quoted on the Nasdaq SmallCap Market under the trading symbol "CLIK" and has been quoted since we commenced public trading on November 18, 1996. Our Warrants, under the trading symbol "CLIKW," were quoted on the NASD's Over-the-Counter Bulletin Board since February 28, 2001; prior thereto, they were quoted on the Nasdaq SmallCap Market. On November 13, 2001, the Warrants expired. Before November 18, 1996, there was no public market for our securities. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by the Nasdaq SmallCap Market and the NASD's Over-the-Counter Bulletin Board) for each fiscal quarter during the periods indicated.

                                       Common Stock       Warrants
                                      High      Low     High      Low
                                     ---------------------------------
Fiscal Year 2002:
First quarter (07/1/01-9/30/01)      $ 3.27   $ 0.90   $ 0.02   $ 0.01
Second quarter (10/01/01-12/31/01)     2.75     0.65     0.01     0.00
Third quarter (01/01/02/-03/31/02)     2.64     0.78      N/A      N/A
Fourth quarter (04/01/02-06/30/02)     1.53     1.11      N/A      N/A

Fiscal Year 2001:
First quarter (07/1/00-9/30/00)      $15.38   $ 8.25   $ 1.19   $ 0.41
Second quarter (10/01/00-12/31/00)     8.44     1.88     0.63     0.03
Third quarter  (01/01/01-03/31/01)     3.38     1.78     0.03     0.03
Fourth quarter (04/01/01-06/30/01)     2.63     0.90     0.02     0.01

      On August 20, 2001, we effectuated a 1-for-3 reverse stock split of our common stock. All common stock prices above have been restated to reflect the reverse stock split. The above redeemable warrants have not been restated as the terms of exercise were instead adjusted. On September 10, 2002, the closing bid price for our common stock, as reported by the Nasdaq Small Cap Market, was $1.15.

      As of September 6, 2002, there were approximately 500 holders of our common stock.

      Nasdaq amended one of its standards for continued listing on the SmallCap Market from requiring a minimum of $2,000,000 in net tangible assets to a minimum of $2,500,000 of net equity. As of June 30, 2002, both the Company's net tangible assets and its net equity were $2,093,006. The Company's net equity is below the new minimum standard that goes into effect in November 2002 and, therefore, the Company may have its common stock delisted from the Nasdaq SmallCap Market when and if such noncompliance were to occur.

      We have not paid, nor do we contemplate or anticipate paying, any dividends upon our common stock in the foreseeable future. The payment of common stock dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.

      The Series A Exchangeable Preferred Stock had accrued dividends at a rate of 4% annually. On April 5, 2001, we redeemed all of the outstanding preferred stock at par value. The

4% accrued dividend, aggregating $82,517, was eliminated retroactively, resulting in no payment of dividends from the date of issuance of the preferred shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      We provide ADR services to insurance companies, law firms, corporations and municipalities. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. We believe that with our global roster of qualified hearing officers, administrative capabilities, electronic oversight applications, knowledge of dispute resolution and reputation within the corporate and legal communities, we are uniquely positioned to provide a comprehensive total solution to disputing parties worldwide.

      We opened for business in March 1992 in New York and currently operate from locations in New York and Massachusetts.

      Our objective is to become the leading global provider of dispute resolution services by providing services and software/web-enabled tools designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned to offer customized solutions built upon our sophisticated technology platform. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing transactional client base will be charged with growing this book of business and exploiting our inherent market advantages. Further, certain aspects of our transactional business that had minimal revenues to date and have minimal future revenue potential, such as our online, blind bid offering, have been discontinued at this time. However, we have a patent pending on our automated dispute resolution processing and oversight system and, dependent upon market acceptance, we will continue to review the needs of our current and prospective customers and offer those solutions that we believe will be of most value to our clients and to our Company. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) the licensing and/or sale of dispute resolution-related software; (2) build brand recognition of NAM (the Arbitration Company) as the premier provider of dispute resolution solutions through our advertising campaign; (3) attract and retain the services of highly talented, former top-tier judges and attorneys; and (4) broaden the type and complexity of the dispute resolution cases we administer.

Future Trends

      With the recent string of corporate failures and scandals, it is likely that individuals and groups will seek retribution via a legal outlet. At the same time, a greater emphasis has been placed on the protection of investors, employees and other groups as evidenced by many new proposed and adopted corrective actions and laws. The confluence of the above in conjunction with the current economic slowdown creates a fertile environment for our services, particularly those related to oversight applications that can uniquely address and facilitate many of these areas of concern. Our oversight applications/web-based services enhance business practices by enabling our clients to better manage their operations through data driven features and, at the same time, produce cost savings given the tremendous expense related to traditional litigation versus our quicker, more efficient dispute resolution solutions.

      We have and may continue to incur net losses in the future as a result of
(a) continuing development and other costs associated with our software initiatives for new products and (b) our advertising campaign. Although we are actively promoting our services, there can be no assurance as to the amount of revenues to be realized therefrom. Additionally, we currently expect that our advertising campaign will continue into the first quarter of fiscal year 2004. In August 2000, we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). As part of that agreement, we will additionally purchase $250,000 of advertising during the period from August 2002 through August 2003. We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Results of Operations

      Revenues. Revenues increased 2.4% to $3,957,069 for the year ended June 30, 2002 from $3,866,058 for the year ended June 30, 2001. The increase in revenues is primarily attributable to a rise in the average dollars earned per hearing. Offsetting this increase was a decline in the number of hearings conducted. As New York is our primary market, the terrorist attacks on September 11, 2001 adversely impacted our business as there was a decline in the number of hearings conducted in the New York metropolitan area as well as at our satellite offices as a general malaise was experienced in the business community. The insurance industry, which was particularly hard hit by the recent events, represents a major portion of our clientele. Also, in the prior year, revenue of $60,000 was generated from a unique, non-recurring video-conferencing contract that was fulfilled in the prior year. We continue to add to our exclusive pool of former, top-tier hearing officers and have highlighted such in our present advertising campaign. We believe this will enable us to attract a higher volume and diversity of cases, the nature of which demands the talented and well-respected hearing officers that we have to offer. As a result, we believe the average dollars earned per hearing will be favorably impacted.

      Cost of Services. Cost of services increased 2.0% to $971,255 for the year ended June 30, 2002 from $952,263 for the year ended June 30, 2001. Additionally, the cost of services as a percentage of revenues remained consistent between the years at approximately 25% for both fiscal years 2002 and 2001. The ratio of cost of services as a percentage of revenues for fiscal year 2001 was favorably impacted by the recognition of revenue from a videoconferencing contract in which the use of hearing officers was not needed. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which may lower the cost per case.

      Sales and Marketing. Sales and marketing costs decreased 26.1% to $1,649,643 for the year ended June 30, 2002 from $2,232,678 for the year ended June 30, 2001. Sales and marketing costs as a percentage of revenues decreased to 42% for fiscal year 2002 from 58% for fiscal year 2001. Most of the decrease (approximately $501,600) relates to employee costs and salary-related items (including benefits and payroll taxes) and travel and entertainment expenses. As part of our migration towards centralizing operations through the utilization of our web platform, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional office locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. As such, the consolidation of our offerings into a comprehensive suite of web-enabled dispute resolution tools enabled us to streamline personnel and related costs including travel and entertainment expenses. Additionally, promotions and trade show costs declined by approximately $113,200 from fiscal year 2001 to fiscal year 2002 as we no longer were promoting our blind bid program. Advertising costs increased by approximately $31,800 primarily through our advertising agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period through August 2002. The related non-cash amount expensed in the years ended June 30, 2002 and 2001 approximated $461,300 and $290,400, respectively. Additional non-cash charges of $18,300 for print advertising relating to this agreement will be incurred during the first quarter of fiscal year 2003. As part of our agreement, we will purchase $250,000 of advertising during the period from August 2002 through August 2003. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention.

      General and Administrative. General and administrative costs decreased 7.8% to $2,488,719 for the year ended June 30, 2002 from $2,699,081 for the year ended June 30, 2001. Furthermore, general and administrative costs as a percentage of revenues decreased to 63% for fiscal year 2002 from 70% for fiscal year 2001. A portion of the decrease (approximately $140,000) relates to professional fees for various consulting services, a majority of which related to market research, systems evaluations and investor-relations projects which were completed by December 31, 2000. These initiatives were undertaken in order to position us for future growth and to enhance operating efficiencies. Secondly, we incurred approximately $38,000 in one-time costs to promote our company to investors overseas in the prior fiscal year. By enhancing operational efficiencies, we reduced expenditures for employee recruitment, seminars, postage, printing, supplies and telephone that approximated $83,100. Offsetting these declines was an increase in legal fees of approximately $46,400 related to mergers and acquisitions activity and an investment made to obtain international patents for our web-enabled dispute resolution management and operational system.

      Other (Expenses) Income. Other (expenses) income changed by ($131,773) from other income of $56,839 for the year ended June 30, 2001 to other expenses of ($74,934) for the year ended June 30, 2002. Other (expenses) income is composed primarily of investment income and realized gains (losses) generated from investments. Net realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) approximated ($137,600) in fiscal year 2002 versus ($223,100) in fiscal year 2001, an improvement of $85,500. As an offset, net investment income generated primarily from investments in money market funds declined by approximately $206,300 from $255,400 in the prior fiscal year due to lower invested balances and a decline in the prevailing interest rates from fiscal year 2001 to fiscal year 2002. At June 30, 2002, approximately 85% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

      Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2002 and 2001 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2002, we had net operating loss carryforwards for Federal tax purposes of approximately $6,634,000 and net capital loss carryforwards for Federal tax purposes of approximately $204,000.

      Net Loss. For the year ended June 30, 2002, we had a net loss of ($1,227,482) as compared to a net loss of ($1,961,125) for the year ended June 30, 2001. The loss declined as we were able to secure higher fees for services rendered to clients as well as realize operating efficiencies by streamlining and centralizing operations through the utilization of our enhanced processing system.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Results of Operations

      Revenues. Revenues decreased 3.1% to $3,866,058 for the year ended June 30, 2001 from $3,987,928 for the year ended June 30, 2000. The decrease in revenue is attributable to a decline in the number of in-person hearings conducted at our satellite offices. As part of our migration towards centralizing our operations through the utilization of our web platform, we elected to close these offices as the expense of running additional non-hub locations adversely affected earnings, and forecasts indicated that they would have continued to do so. Utilizing the www.clickNsettle.com web site as a centralized dispute resolution location, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional locations. The results of such a strategic plan have been beneficial to date as quarterly sequential performance already reflects the benefits of such efficiencies. We believe that building on the present platform is the appropriate strategy to enhance operating results. Offsetting this decline was a 10% price increase in our administrative fees effective for cases commencing in the fourth quarter of fiscal 2001 or thereafter; a rise in the average dollars earned per in-person hearing;fees earned from international/commercial cases and revenues from a video-conferencing dispute resolution contract.

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

      Sales and Marketing. Sales and marketing costs decreased 1.8% to $2,232,678 for the year ended June 30, 2001 from $2,274,318 for the year ended June 30, 2000. Sales and marketing costs as a percentage of revenues increased slightly to 58% for fiscal year 2001 from 57% for fiscal year 2000. Most of the decrease (approximately $312,000) relates to employee costs and salary-related items (including benefits and payroll taxes) and travel and entertainment expenses. The consolidation of our offerings into a one-stop, comprehensive suite of web-enabled dispute resolution tools enabled us to streamline sales personnel and related costs including travel and entertainment expenses. Offsetting these declines were increases in advertising, promotions and trade shows. Advertising and external public relations costs increased by approximately $185,000 from fiscal year 2000 to fiscal year 2001. Most of this increase relates to our agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period commencing August 2000 in exchange for our common stock. The related non-cash amount expensed through June 30, 2001 approximated $290,000. Additional non-cash charges for print advertising relating to this agreement will be incurred during fiscal years 2002 and 2003 and, in total, will approximate $480,000. Potentially, we may be obligated to purchase $250,000 of additional print advertising in connection with this agreement during fiscal years 2003 and 2004 if certain agreed-upon criteria are not achieved on February 11, 2002. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention. Furthermore, trade show and promotions expense increased by about $86,000 as we participated in several large legal and insurance related exhibitions primarily early in fiscal year 2001 to promote the "total solution."

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

      Net Loss. For the year ended June 30, 2001, we had a net loss of ($1,961,125) as compared to a net loss of ($1,544,099) for the year ended June 30, 2000. The loss increased primarily due to non- cash investments in advertising and realized losses on the sale and write-down of marketable securities as compared to realized gains on marketable securities in the prior fiscal year.

Liquidity and Capital Resources

      At June 30, 2002, the Company had a working capital surplus of $1,833,092 as compared to $3,003,997 at June 30, 2001. The decrease in working capital occurred primarily as a result of the loss from operations in fiscal year 2002.

      Net cash used in operating activities was $491,220 for the fiscal year ended June 30, 2002 versus $1,531,099 in the prior fiscal year. Cash used in operating activities principally declined due to a reduction in the loss from operations from fiscal year 2001 to fiscal year 2002.

      Net cash used in investing activities was $78,923 for the year ended June 30, 2002 versus $172,207 for the year ended June 30, 2001. The change in cash from investing activities was principally due to a lower level of purchases of fixed assets in fiscal year 2002 as compared to fiscal year 2001. This was partially offset by an increase in net purchases of marketable securities in fiscal year 2002 as compared to fiscal year 2001.

      Net cash used in financing activities was $71,163 for the year ended June 30, 2002 versus $1,714,761 for the year ended June 30, 2001. In the current year, we purchased 36,500 shares of our common stock for an aggregate cost of $71,163 as compared to purchases of 5,583 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001) for an aggregate cost of $12,755 in the prior fiscal year. In the prior year, we redeemed all outstanding shares of the Series A Exchangeable Preferred stock at its par value of $1,800,000. Additionally, in the prior year, we received net proceeds from the issuance of 6,221 shares of our common stock at a price of $12.525 (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001) for $77,914 and also received proceeds of $21,000 from the exercise of stock options.

      We have incurred net losses and had negative cash flow from operations in each year in the six-year period ended June 30, 2002. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of June 30, 2002, we had $1,917,066 in aggregate cash and cash equivalents. We believe that, through the proper utilization of these existing funds, from revenue generated from existing and new web-based services and from expense reductions achieved by streamlining operations through the utilization of an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

Critical Accounting Policies

      The Securities and Exchange Commission recently released Financial Reporting Release No. 60 which requires all companies to include a discussion of critical accounting policies and methods used in the preparation of their financial statements. The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. The following is a list of our critical accounting policies and a brief discussion of each:

      -     Revenue recognition

      -     Allowance for doubtful accounts

      -     Income taxes and valuation allowance

Revenue recognition - We principally derive our revenue from fees charged for arbitrations and mediations. Each party to a proceeding is charged an administrative fee, which generally includes the first hour of hearing/conference time. Additional fees are billed based on the total time spent by the hearing officer. Hearing officer time includes, but is not limited to, case review time, decision preparation time, telephone or verbal conference time, as well as actual hearing/conference time expended. The Company generally recognizes revenue when the arbitration or mediation occurs. Fees received prior to such arbitration or mediation are reflected as deferred revenue.

Allowance for doubtful accounts - Our allowance for doubtful accounts relates to trade accounts receivable. We perform ongoing evaluations of our customers and we extend or limit credit based upon payment history and the customer's current credit worthiness. The allowance for doubtful accounts is an estimate prepared by management based on analyses of historical bad debts, receivable agings, current economic trends and any specific customer collection issues that have been identified. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

Income taxes and valuation allowance - We are required to estimate our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which would be included within our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, a valuation allowance is recognized. We have recorded a valuation allowance to the extent a portion or all of a deferred tax asset may not be realizable.

Effect of Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. The Company has not participated in any business combinations nor does it carry goodwill or material amounts of other intangible assets as described in SFAS No. 142.

Termination of Acquisition of E-Vue, Inc.

      On July 9, 2001, we signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consisted of a combination of common stock and convertible preferred stock to be issued by us depending on certain financing conditions on the part of E-Vue, Inc. In the event either party breached the agreement, the non-breaching party was to be reimbursed for actual costs incurred up to a maximum of $100,000 and was entitled to a $100,000 break up fee. The acquisition, which would have required shareholder approval, was initially expected to close in October 2001. However, the Nasdaq Listing Qualifications Panel informed us that the proposed merger would have resulted in a change of control for purposes of Nasdaq Marketplace rules, and therefore the combined entities would have been required to evidence compliance with all requirements for initial listing on the Nasdaq SmallCap Market immediately upon consummation of the transaction. On January 8, 2002, we announced that discussions had ended with respect to the proposed merger of the entities. The acquisition of E-Vue, Inc. was not concluded and no break up fees were incurred.

ITEM 7.  FINANCIAL STATEMENTS

      Information in response to this item is set forth in the Financial Statements, beginning on Page F-1 of this filing. On August 20, 2001, a 1-for-3 reverse stock split of our outstanding common stock was effectuated. Our shareholders previously approved this action in a meeting held on July 5, 2001. Also, in accordance with our redeemable warrant agreement, the terms of the then outstanding redeemable warrants were adjusted. Originally, each redeemable warrant entitled the holder to purchase one share of common stock at a price of $6 per share at any time from issuance until November 13, 2001. After the reverse stock split, in order to obtain one share of common stock, the redeemable warrant holder had to exercise 3 warrants and pay an aggregate of $18 in cash. On November 13, 2001, the redeemable warrants expired.

      All references to number of shares and per share data in the financial statements and accompanying notes for all periods presented have been restated to reflect the reverse stock split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

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

     Consolidated Statements of Cash Flows                               F-7

     Notes to Consolidated Financial Statements                       F-8 - F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
   clickNsettle.com, Inc.

We have audited the accompanying consolidated balance sheets of clickNsettle.com, Inc. and Subsidiaries (formerly known as NAM Corporation) (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of clickNsettle.com, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP


Melville, New York
August 28, 2002
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                      ASSETS                                      2002            2001
                                                                              ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                                 $  1,917,066    $  2,558,372
    Marketable securities                                                          319,600         402,807
    Accounts receivable (net of allowance for doubtful
       accounts of $140,000 in 2002 and 2001)                                      380,518         355,674
    Prepaid expenses and other current assets                                       84,393         469,885
                                                                              ------------    ------------
         Total current assets                                                    2,701,577       3,786,738

FURNITURE AND EQUIPMENT - AT COST,
    less accumulated depreciation                                                  216,939         309,242

OTHER ASSETS                                                                        42,975          91,452
                                                                              ------------    ------------
                                                                              $  2,961,491    $  4,187,432
                                                                              ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                          $    258,097    $    179,196
    Accrued liabilities                                                            270,750         284,412
    Accrued payroll and employee benefits                                           37,231          35,020
    Deferred revenues                                                              302,407         284,113
                                                                              ------------    ------------
         Total current liabilities                                                 868,485         782,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - $.001 par value; 15,000,000 shares authorized; 1,450,259 shares issued; 1,408,176 and 1,444,676 shares
      outstanding in 2002 and 2001, respectively                                     1,450           1,450
    Additional paid-in capital                                                  10,111,324      10,109,385
    Accumulated deficit                                                         (7,914,736)     (6,687,254)
    Accumulated other comprehensive loss                                           (21,114)         (6,135)
    Less common stock in treasury at cost, 42,083 and 5,583
      shares in 2002 and 2001, respectively                                        (83,918)        (12,755)
                                                                              ------------    ------------
         Total stockholders' equity                                              2,093,006       3,404,691
                                                                              ------------    ------------
                                                                              $  2,961,491    $  4,187,432
                                                                              ============    ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                                   2002           2001
                                                                               -----------    -----------
Net revenues                                                                   $ 3,957,069    $ 3,866,058
                                                                               -----------    -----------

Operating costs and expenses
    Cost of services                                                               971,255        952,263
    Sales and marketing expenses                                                 1,649,643      2,232,678
    General and administrative expenses                                          2,488,719      2,699,081
                                                                               -----------    -----------
                                                                                 5,109,617      5,884,022
                                                                               -----------    -----------
         Loss from operations                                                   (1,152,548)    (2,017,964)

Other (expenses) income
    Investment (loss) income                                                       (88,542)        31,768
    Other income                                                                    13,608         25,071
                                                                               -----------    -----------
                                                                                   (74,934)        56,839
                                                                               -----------    -----------
         Loss before income taxes                                               (1,227,482)    (1,961,125)

Income taxes
                                                                               -----------    -----------
         NET LOSS                                                               (1,227,482)    (1,961,125)

Preferred stock dividend and deemed dividend on preferred stock
    for beneficial conversion                                                                    (181,918)
                                                                               -----------    -----------

         Loss before cumulative effect of change in accounting principle for deemed dividend on preferred stock for beneficial
             conversion                                                         (1,227,482)    (2,143,043)

Cumulative effect of change in accounting principle for deemed
    dividend on preferred stock for beneficial conversion                                        (217,583)
                                                                               -----------    -----------

         Net loss attributable to common stockholders                          $(1,227,482)   $(2,360,626)
                                                                               ===========    ===========

Loss per common share - basic and diluted
    Loss before cumulative effect of change in accounting principle            $      (.87)   $     (1.50)
    Cumulative effect of change in accounting principle                                              (.15)
                                                                               -----------    -----------

Net loss per common share                                                      $      (.87)   $     (1.65)
                                                                               ===========    ===========

Weighted-average shares outstanding - basic and diluted                          1,415,020      1,432,674
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

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                       Years ended June 30, 2002 and 2001

                                                                                                                            Accumu-
                                                                                                                             lated
                                                                                                                             other
                                                                                                                            compre-
                                          Preferred stock              Common stock          Additional                     hensive
                                       ----------------------      ---------------------       paid-in      Accumulated     income
                                        Shares        Amount        Shares       Amount       capital        deficit        (loss)
                                       --------      --------      --------     --------     ----------     -----------     -------
Balances at June 30, 2000               1,850      $1,634,789     4,093,279     $ 4,093     $8,939,677     $(4,326,628)     $14,443

Compensation related to stock
    options and warrants                                                                        37,031
Common shares issued upon
    exercise of stock options                                        11,250          11         21,084
Common shares issued in exchange
    for future advertising services,
    net of issuance costs of $1,015                                 184,422         184        768,801
Common shares issued                                                 18,662          19         77,895
Preferred stock dividend and
    deemed dividend on preferred
    stock for beneficial conversion                    10,149                                                  (64,915)
Common shares issued pursuant to
    conversion of preferred stock         (50)        (44,457)       43,163          44         44,413
Purchase of common shares for
    treasury
Cumulative effect of change in
    accounting principle for
    deemed dividend on preferred
    stock for beneficial conversion                                                            217,583        (217,583)
Redemption of preferred stock          (1,800)     (1,600,481)                                                (117,003)
Net loss                                                                                                    (1,961,125)
Change in unrealized gain (loss)
   on marketable securities                                                                                                 (20,578)
                                       --------      --------      --------     --------     ----------     -----------     -------

Comprehensive loss

Balances at June 30, 2001
   (carried forward)                                              4,350,776       4,351     10,106,484      (6,687,254)      (6,135)

                                                  Total
                                      Common      stock-           Compre-
                                     stock in    holders'          hensive
                                     treasury     equity            loss
                                     --------   -----------        -------
Balances at June 30, 2000                       $ 6,266,374

Compensation related to stock
    options and warrants                             37,031
Common shares issued upon
    exercise of stock options                        21,095
Common shares issued in exchange
    for future advertising services,
    net of issuance costs of $1,015                 768,985
Common shares issued                                 77,914
Preferred stock dividend and
    deemed dividend on preferred
    stock for beneficial conversion                 (54,766)
Common shares issued pursuant to
    conversion of preferred stock
Purchase of common shares for
    treasury                         $(12,755)      (12,755)
Cumulative effect of change in
    accounting principle for
    deemed dividend on preferred
    stock for beneficial conversion
Redemption of preferred stock                    (1,717,484)
Net loss                                         (1,961,125)      $(1,961,125)
Change in unrealized gain (loss)
   on marketable securities                         (20,578)          (20,578)
                                     --------   -----------       -----------

Comprehensive loss                                                $(1,981,703)
                                                                  ===========

Balances at June 30, 2001
   (carried forward)                  (12,755)    3,404,691

The accompanying notes are an integral part of this statement.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       AND COMPREHENSIVE LOSS (continued)

                       Years ended June 30, 2002 and 2001

                                                                                                  Accumu-
                                                                                                   lated
                                                                                                   other
                                                                                                  compre-                  Total
                                             Common stock         Additional                      hensive     Common       stock-
                                        ---------------------       paid-in       Accumulated     income     stock in      holders'
                                      Shares          Amount        capital         deficit       (loss)     treasury      equity
                                    -----------    -----------    ------------    -----------    --------    --------    ----------
Balances at June 30, 2001
   (brought forward)                  4,350,776    $     4,351    $ 10,106,484    $(6,687,254)   $ (6,135)   $(12,755)   $3,404,691

One-for-three reverse stock split
   effectuated August 20, 2001       (2,900,517)        (2,901)          2,901
Compensation related to stock
    options                                                              1,939                                                1,939
Purchase of common shares for
    treasury                                                                                                  (71,163)      (71,163)
Net loss                                                                           (1,227,482)                           (1,227,482)
Change in unrealized gain (loss)
   on marketable securities                                                                       (14,979)                  (14,979)
                                    -----------    -----------    ------------    -----------    --------    --------    ----------

Comprehensive loss


Balances at June 30, 2002             1,450,259    $     1,450    $ 10,111,324    $(7,914,736)   $(21,114)   $(83,918)   $2,093,006
                                    ===========    ===========    ============    ===========    ========    ========    ==========

                                      Compre-
                                      hensive
                                       loss
                                    -----------
Balances at June 30, 2001
   (brought forward)

One-for-three reverse stock split
   effectuated August 20, 2001
Compensation related to stock
    options
Purchase of common shares for
    treasury
Net loss                            $(1,227,482)
Change in unrealized gain (loss)
   on marketable securities             (14,979)
                                    -----------

Comprehensive loss                  $(1,242,461)
                                    ===========

Balances at June 30, 2002


The accompanying notes are an integral part of this statement.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                               2002           2001
                                                                            -----------    -----------
Cash flows from operating activities
   Net loss                                                                 $(1,227,482)   $(1,961,125)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                            101,826        107,912
       Losses on sales of marketable securities                                  22,607         77,248
       Write-down of marketable securities                                      115,020        145,849
       Losses on disposals of furniture and equipment                                              595
       Advertising in exchange for common stock                                 461,318        290,397
       Compensation related to stock options and warrants                         1,939         37,031
       Changes in operating assets and liabilities
         (Increase) decrease in accounts receivable                             (24,844)        87,795
         (Increase) decrease in prepaid expenses and other current assets       (27,348)        47,487
         (Increase) in other assets                                                            (12,264)
         Increase (decrease) in accounts payable and accrued liabilities         65,239       (271,331)
         Increase (decrease) in accrued payroll and employee benefits             2,211        (58,802)
         Increase (decrease) increase in deferred revenues                       18,294        (21,891)
                                                                            -----------    -----------
       Net cash used in operating activities                                   (491,220)    (1,531,099)
                                                                            -----------    -----------
Cash flows from investing activities
   Purchases of marketable securities                                          (124,225)      (361,140)
   Proceeds from sales of marketable securities                                  54,826        315,846
   Purchases of furniture and equipment                                          (9,524)      (126,913)
                                                                            -----------    -----------
       Net cash used in investing activities                                    (78,923)      (172,207)
                                                                            -----------    -----------
Cash flows from financing activities
   Redemption of preferred stock                                                            (1,800,000)
   Issuance of common stock, net of issuance costs and proceeds
     from exercise of stock options                                                             97,994
   Purchase of treasury stock at cost                                           (71,163)       (12,755)
                                                                            -----------    -----------
       Net cash used in financing activities                                    (71,163)    (1,714,761)
                                                                            -----------    -----------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                               (641,306)    (3,418,067)

Cash and cash equivalents at beginning of year                                2,558,372      5,976,439
                                                                            -----------    -----------
Cash and cash equivalents at end of year                                    $ 1,917,066    $ 2,558,372
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
   Noncash financing activities
     Preferred stock dividend and deemed dividend on preferred
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

                             June 30, 2002 and 2001

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

      clickNsettle.com, Inc. ("CLIK") (formerly known as NAM Corporation) provides a broad range of Alternative Dispute Resolution ("ADR") services, primarily arbitrations and mediations, principally in the United States. CLIK incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, National Arbitration & Mediation, Inc. ("NA&M"), which was primarily owned by CLIK's Chief Executive Officer, was acquired by and became a wholly-owned subsidiary of CLIK. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of NA&M combined with those of CLIK at their historical carrying values. NA&M also provided a broad range of ADR services, including arbitrations and mediations. NA&M began operations in March 1992.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting and reporting policies applied on a consistent basis which conform with accounting principles generally accepted in the United States of America follows:

      a.    Basis of Presentation and Operations

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

            The Company has incurred net losses and had negative cash flow from operations in each year in the six-year period ended June 30, 2002. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of June 30, 2002, the Company had $1,917,066 in aggregate cash and cash equivalents. Management believes that, through the proper utilization of these existing funds, from revenue generated from existing and new web-based services and from expense reductions achieved by streamlining operations through the utilization of an enhanced processing system, it will have sufficient cash to meet its needs over the next twelve months.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001

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

      c.    Revenue Recognition

            The Company principally derives its revenues from fees charged for arbitrations and mediations. Each party to a proceeding is charged an administrative fee, which generally includes the first hour of hearing/conference time. Additional fees are billed based on the total time spent by the hearing officer. Hearing officer time includes, but is not limited to, case review time, decision preparation time, telephone or verbal conference time, as well as actual hearing/conference time expended. The Company generally recognizes revenue when the arbitration or mediation occurs. Fees received prior to such arbitration or mediation are reflected as deferred revenue.

            In the event an arbitration or mediation is postponed, the postponing party is billed an adjournment fee. The Company recognizes adjournment fee revenue when the adjournment occurs.

            In the event an arbitration or mediation is settled prior to the hearing/conference date, each party is billed a settlement fee which is recognized when the Company is informed of the settlement.

            In the event an arbitration or mediation is canceled prior to the hearing/conference date, the canceling party is billed a cancellation fee which is recognized when the Company is informed of the cancellation.

      d.    Allowance for Doubtful Accounts

            The Company performs ongoing evaluations of its customers and extends or limits credit based upon payment history and the customer's current creditworthiness. The allowance for doubtful accounts is an estimate prepared by the Company based on analyses of historical bad debts, receivable agings, current economic trends and any specific customer collection issues that have been identified. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001

NOTE 2 (continued)

      e.    Cash and Cash Equivalents

            Cash and cash equivalents consist of cash on hand and money market funds.

      f.    Marketable Securities

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

      g.    Furniture and Equipment

            Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method to allocate the cost of those assets over their expected useful lives which range from two to ten years. Leasehold improvements are amortized over the life of the remaining lease.

      h.    Product Development Costs

            Product development costs include expenses incurred by the Company to develop, enhance, manage and operate the Company's technology platform and website. Costs incurred for internal use software in the preliminary project stage and for application maintenance, upgrades and enhancements are expensed. Costs incurred for application development are capitalized. No development costs have been capitalized during the fiscal years ended June 30, 2002 and 2001.

      i.    Income Taxes

            The Company follows the asset and liability method of accounting for income taxes by applying statutory tax rates in effect at the balance sheet date to differences among the book and tax bases of
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001

NOTE 2 (continued)

            assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.

      j.    Advertising Costs

            The cost of advertising is expensed when the advertising takes place. The Company incurred $539,071 and $507,252 for advertising and external public relations costs in fiscal 2002 and 2001, respectively. These amounts include $461,318 and $290,397 relating to noncash advertising charges in fiscal 2002 and 2001, respectively (see Note 7(e)).

      k.    Earnings (Loss) Per Common Share

            Basic earnings per share are based on the weighted-average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share, as potential common shares of 734,604 and 1,110,531, at June 30, 2002 and 2001, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2002 and 2001.

      l.    Effect of Recently Issued Accounting Pronouncements

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001

NOTE 2 (continued)

            and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. The Company has not participated in any business combinations nor does it carry goodwill or material amounts of other intangible assets as described in SFAS No. 142.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive loss, net of tax effects, are as follows:

                                                                       2002           2001
                                                                    -----------    -----------
      Net loss                                                      $(1,227,482)   $(1,961,125)
                                                                    -----------    -----------
      Unrealized gain (loss) on marketable securities, net of tax effects of $0 in 2002 and 2001, respectively
            Unrealized losses arising in period                         (39,901)        (5,372)
            Reclassification adjustment - gain (loss) included
               in net loss                                               24,922        (15,206)
                                                                    -----------    -----------

                 Net unrealized loss                                    (14,979)       (20,578)
                                                                    -----------    -----------

      Comprehensive loss                                            $(1,242,461)   $(1,981,703)
                                                                    ===========    ===========

      Accumulated other comprehensive loss represents the unrealized gain (loss) on marketable equity securities, net of tax effects of $0 in fiscal 2002 and 2001, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001

NOTE 4 - MARKETABLE SECURITIES

      Marketable securities are carried at fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the fair value follow:

                                                                             Gross              Gross
                                                          Amortized        unrealized        unrealized           Fair
                                                            cost             gains             losses             value
                                                        ----------         ----------       ----------           ------
      June 30, 2002
          Equity securities                              $340,714            $23,432         $(44,546)          $319,600
                                                          -------             ------          -------            -------

             Total marketable securities                 $340,714            $23,432         $(44,546)          $319,600
                                                          =======             ======          =======            =======

      June 30, 2001
          Equity securities                              $408,942            $42,786         $(48,921)          $402,807
                                                          -------             ------          -------            -------

             Total marketable securities                 $408,942            $42,786         $(48,921)          $402,807
                                                          =======             ======          =======            =======

      Proceeds on sales of securities were $54,826 and $315,846 for the years ended June 30, 2002 and 2001, respectively. During fiscal 2002 and 2001, gross gains of $12 and $44,404, respectively, and gross losses of $22,619 and $121,652, respectively, were realized on these sales. During 2002 and 2001, the Company evaluated the carrying value of its investments in marketable equity securities and recorded a write-down for other than temporary declines in the value of such securities in the amount of $115,020 and $145,849, respectively. Such write-downs are included in investment income (loss) on the accompanying statements of operations. Net unrealized losses on marketable securities were $(21,114) and $(6,135) at June 30, 2002 and 2001, respectively. During fiscal 2002 and 2001, no income tax benefits were provided on the unrealized losses due to the Company's net operating loss.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001

NOTE 5 - FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following:

                                                              June 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

     Furniture                                       $   234,020    $   233,656
     Equipment                                           549,633        540,824
     Leasehold improvements                               21,993         21,993
                                                     -----------    -----------

                                                         805,646        796,473
     Less accumulated depreciation                      (588,707)      (487,231)
                                                     -----------    -----------

                                                     $   216,939    $   309,242
                                                     ===========    ===========

      Depreciation expense for the years ended June 30, 2002 and 2001 was $101,826 and $107,912, respectively.

NOTE 6 - INCOME TAXES

      Temporary differences which give rise to deferred taxes are summarized as follows:

                                                        2002           2001
                                                     -----------    -----------

     Deferred tax assets
         Net operating loss and other carryforwards  $ 2,660,000    $ 2,190,000
         Provision for bad debts                          56,000         56,000
         Deferred compensation                             1,000          4,000
         Deferred rent and other                          53,000         52,000
         Depreciation                                     24,000         18,000
                                                     -----------    -----------

     Net deferred tax asset before valuation
         allowance                                     2,794,000      2,320,000

     Valuation allowance                              (2,794,000)    (2,320,000)
                                                     -----------    -----------

            Net deferred tax asset                   $        --    $        --
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 6 (continued)

      The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                       2002         2001
                                                    ---------    ---------

      Benefit at statutory rate                     $(417,344)   $(666,783)
      State and local benefit, net of Federal tax     (71,256)    (114,821)
      Nondeductible expenses - net                     14,563       16,053
      Increase in the valuation allowance             474,037      765,551
                                                    ---------    ---------

                                                    $    --      $    --
                                                    =========    =========

      At June 30, 2002, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $6,634,000, expiring from 2012 through 2022. Additionally, the Company has a net capital loss carryforward for Federal income tax reporting purposes at June 30, 2002 of approximately $204,000 which expires from 2006 through 2007. No income taxes were paid in the years ended June 30, 2002 and 2001.

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

                             June 30, 2002 and 2001


NOTE 7 (continued)

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

            Through July 15, 2000, the exchange rate for each share of the Series A Exchangeable Preferred Stock was equal to $1,000 divided by $10.45. On July 15, 2000 and thereafter, the exchange rate for each share of Series A Exchangeable Preferred Stock was equal to $1,000 divided by the lesser of (i) $10.45 or (ii) the market price, which was the average of any three consecutive closing bid prices of the Company's common stock selected by the holders during the thirty trading day period ending on the day immediately prior to the exchange. Until February 14, 2001, the exchange rate could never be greater than $10.45 or less than $2.375. These adjustments to the market price could potentially result in a conversion price below the then trading market price of the stock on the date of the exchange. In recognition of this beneficial conversion feature, the Company initially allocated $101,482 of the proceeds from the offering to additional paid-in capital. The beneficial conversion feature was accounted for as a deemed dividend and was accreted to preferred stock over the five-month period from February 15, 2000 through July 15, 2000. The amount accreted for the year ended June 30, 2001 was $10,149, which increased the net loss attributable to common stockholders.

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

                             June 30, 2002 and 2001


NOTE 7 (continued)

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

      d.    Equity Line of Credit

            On February 16, 2000, the Company entered into an Equity Line of Credit Agreement (the "Agreement") with Moldbury Holdings Limited. Under this Agreement, the Company has the right, until February 15, 2003, to require that Moldbury Holdings Limited purchase between $500,000 and $7,000,000 of the Company's common stock subject to certain limitations. As of June 30, 2002, based on market conditions and the provisions of the Agreement as stated below, the Company does not intend to make any draw downs under the Agreement. The maximum and minimum amounts that Moldbury Holdings Limited would be required to purchase at any given time are subject to a floating number based on the closing bid price of the Company's common stock and the average trading volume of such stock in a thirty-day period. If the closing bid price or the average trading volume are below a defined minimum (that is, below $2 closing bid price or below 20,000 shares average 30 trading day volume), the maximum amount the investor can be required to
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 7 (continued)

            purchase at that point in time will be $250,000 of the Company's common stock. There is also a minimum of 15 trading days between each request for investment. The price per share in each such purchase shall be the greater of (i) 89% of the average closing bid price for the day of the Company's notice to Moldbury Holdings Limited requesting its purchase and the two days preceding the notice and the two days following the notice and (ii) the minimum price set by the Company for such purchase. Moldbury Holdings Limited is not required to make any purchase if the shares being purchased are not registered pursuant to a then-effective registration statement. The registration statement filed in April 2000 is no longer effective. If deemed to be beneficial, the Company can elect to amend such registration statement or file a new one. Further, if the Company were no longer listed on the Nasdaq SmallCap Market, the Company would be required to obtain the consent of the investor prior to any request for purchases. The Agreement limits the Company's ability to enter into a similar agreement at prices below the then current bid price without prior consent of Moldbury Holdings Limited.

            In connection with the Agreement, the Company issued a warrant to Moldbury Holdings Limited to purchase 20,000 shares of common stock at a price per share of $28.02, of which 15,000 warrants were issued on February 16, 2000 and the remaining 5,000 warrants are to be issued immediately after Moldbury Holdings Limited has invested $3,500,000 to purchase shares of common stock under the terms and conditions of the Agreement. The warrants expire on August 16, 2003. The Company issued 1,667 shares of its common stock to the placement agent for the offering, Triton West Group, Inc. A fee of 5% of the gross proceeds will be paid when Moldbury Holdings Limited purchases the Company's common stock, at the Company's request, pursuant to the Agreement.

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

                             June 30, 2002 and 2001


NOTE 7 (continued)

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

            On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. ("ALM"), whereby the Company issued 61,474 fully vested, nonforfeitable common shares with a market value of $770,000 to ALM in exchange for $1 million of advertising and promotional opportunities over a two-year term (see
            Note 9 (c)). The number of shares issued by the Company was calculated based on the average per share closing price of the common stock for the five trading days prior to August 11, 2000. The Company initially recorded $770,000 as prepaid advertising. Such amount is being expensed as the advertising takes place. During the years ended June 30, 2002 and 2001, the Company expensed $461,318 and $290,397, respectively, of advertising costs related to this transaction. As of June 30, 2002, $18,285 was classified as short-term and included in prepaid expenses and other current assets in the accompanying balance sheet based on the expected utilization.

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

      f.    Redeemable Warrants

            In November 1996, the Company completed an initial public offering ("IPO") which consisted of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant, not effected for the reverse split (see Note 7 (a)). After the reverse stock split, in order to obtain one share of common stock, the warrant holder had to exercise three warrants and pay an aggregate of $18 in cash, subject to adjustment, at any time from issuance until expiration. Such warrants were redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing November 13, 1997 provided that the average closing bid price of the common stock equaled or exceeded $27.00, subject to adjustment, for a specified period of time. In addition, there was an overallotment option for 210,000 units which was exercised by the underwriter. On November 13, 2001, the redeemable warrants expired.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 7 (continued)

      g.    Underwriter's Warrants

            In connection with the IPO, the Company sold to the underwriter, for nominal consideration, warrants to purchase from the Company 46,666 units (the "underwriter's warrants"). The underwriter's warrants were exercisable at $17.40. The shares of common stock and redeemable warrants issuable upon exercise of the underwriter's warrants were identical to those offered to the public. The underwriter's warrants contained provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The underwriter's warrants granted to the holders thereof certain rights of registration of the securities issuable upon exercise of the underwriter's warrants. On November 13, 2001, 40,833 of unexercised underwriter's warrants expired.

      h.    Treasury Stock

            On March 14, 2002, the Company extended its March 1998 purchase plan (the "Purchase Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Purchase Plan remained at an aggregate of 266,667 shares. The Purchase Plan shall expire on the earlier of all of the shares being purchased or March 14, 2003, provided, however, that the Purchase Plan may be discontinued at any time by the Company. As of June 30, 2002, the Company has purchased 42,083 shares under the Purchase Plan for an aggregate cost of $83,918.

      i.    Stock Option Plan

            The Company has an Incentive and Nonqualified Stock Option Plan (the "Plan") for employees, officers, directors, consultants and advisors of the Company, pursuant to which the Company may grant options to purchase up to 1,000,000 shares of the Company's common stock. The Plan is administered by the board of directors, which has the authority to designate the number of shares to be covered by each award and the vesting schedule of such award, among other terms. The option period during which an option may be exercised shall not exceed ten years from the date of grant and will be subject to such other terms and conditions of the Plan. Unless the board of directors provides otherwise, option awards terminate when a participant's employment or services end, except that a participant may exercise an option to the extent that it was exercisable on the date of termination for a period of time thereafter. The Plan will terminate automatically on April 1, 2006.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 7 (continued)

            Directors who are not officers of the Company receive annually, on the last trading day of June, stock options for 833 shares at an exercise price equal to the fair market value of the stock on the date of grant.

            The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2002 and 2001 are summarized as follows:

                                                2002                2001
                                         ------------------   ------------------
                                                  Weighted-            Weighted-
                                                  average              average
                                                  exercise             exercise
                                         Shares    price      Shares    price
                                         ------   ---------   ------   ---------

      Outstanding at beginning of year   392,356    $ 8.50    438,750    $ 9.81
      Awards granted                     259,165    $ 1.46     65,889    $ 4.15
      Awards exercised                        --        --     (3,750)   $ 5.63
      Awards canceled/forfeited          (14,000)   $12.70   (108,533)   $11.23
                                         -------             --------

      Outstanding at end of year         637,521    $ 5.55    392,356    $ 8.50
                                         =======             ========

      Options exercisable at year-end    308,523    $ 7.44    234,440    $ 7.48
                                         =======             ========

      Weighted-average fair value
           of options granted during
           the year                                 $ 1.21               $ 2.96
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 7 (continued)

            The following information applies to options outstanding and exercisable at June 30, 2002:

                                            Outstanding                   Exercisable
                                -----------------------------------  ----------------------
                                              Weighted-
                                               average    Weighted-               Weighted-
                                              remaining    average                 average
                                  Number       life in    exercise     Number     exercise
     Range of exercise prices   outstanding     years       price    exercisable    price
     ------------------------   -----------  -----------  ---------  -----------  ---------

          $ 0.93 - $ 1.40         131,665        9.70      $ 1.38        6,665      $ 1.10
          $ 1.53 - $ 3.56         162,690        4.60      $ 1.86       32,689      $ 3.17
          $ 4.12 - $ 4.86         167,004        5.20      $ 4.37      141,173      $ 4.34
          $ 5.06 - $14.81          64,329        2.48      $ 6.70       64,329      $ 6.70
          $15.00 - $30.00         111,833        6.07      $16.90       63,667      $17.91
                                  -------                              -------

                                  637,521                              308,523
                                  =======                              =======

            Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. For the years ended June 30, 2002 and 2001, 130,000 and 14,167 options, respectively, were granted above the closing bid price on the date of grant. As of June 30, 2002, 350,479 shares were available for granting of options under the Plan.

            The Company accounts for stock-based compensation under the guidelines of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, no compensation expense was recognized concerning options granted to employees and to members of the board of directors, as such options were granted to board members in their capacity as directors.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 7 (continued)

            If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per share for the years ended June 30, 2002 and 2001 would be increased to the pro forma amounts indicated below:

                                                                      2002           2001
                                                                  -----------     ----------

      Net loss attributable to common stockholders
          As reported                                             $(1,227,482)   $(2,360,626)
          Pro forma                                                (1,887,958)    (3,193,857)

      Net loss per common share, includes cumulative effect
          of change in accounting principle of $(.15) per share
          in 2001 - basic and diluted
              As reported                                         $      (.87)   $     (1.65)
              Pro forma                                                 (1.33)         (2.23)

            These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to awards made before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: a dividend yield of zero for both years; a risk-free interest rate ranging from 2.92% to 4.82% in 2002 and 4.38% to 5.99% in 2001; an expected term of two to four years in 2002 and one and one-half to four years in 2001; an expected stock price volatility of 149.01% in 2002 and 118.91% in 2001; and a forfeiture rate of 15% in 2002 and 25% in 2001.

            During the fiscal year 2001, the Company granted 8,389 options to consultants. Compensation expense of $1,939 and $20,931 was recognized during the years ended June 30, 2002 and 2001, respectively, for options granted to consultants.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 7 (continued)

      j.    Stock Warrants

            In April 2000, the Company entered into an agreement with a financial public relations firm whereby the Company granted warrants to purchase 3,333 shares of the Company's common stock. The warrants vested the earlier of six months from date of grant or upon termination of the agreement and were issued at a 25% premium to the market price of the common stock as of the date of grant. Once vested, the warrants were immediately exercisable. The warrants expire April 11, 2005. Compensation expense of $16,100 relating to the fair value of the warrants was recorded in fiscal 2001. In August 2000, the Company terminated the agreement and no additional warrants in excess of the 3,333 warrants were granted.

      k.    Common Stock Reserved

            At June 30, 2002, the Company has reserved for issuance 1,085,083 shares of its common stock issuable pursuant to the Company's stock option plan and the exercise of warrants issued to consultants and investors.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

      Certain members of the board of directors perform services for the benefit of the Company. The related expenditures for these services for the years ended June 30, 2002 and 2001 were $50,188 and $29,763, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 9 - COMMITMENTS AND CONTINGENCIES

      a.    Leases

            As of June 30, 2002, the Company has lease agreements for equipment and office space. Rent expense amounted to $285,233 and $278,863 for the years ended June 30, 2002 and 2001, respectively. The minimum lease payments under noncancelable leases as of June 30, 2002 are as follows:

                 2003                          $278,000
                 2004                           267,500
                 2005                           265,200
                 2006                               900
                                               --------

                                               $811,600
                                               ========

      b.    Employment/Consulting Agreements

            In March 2002, the Company entered into a new employment agreement with its Chief Executive Officer effective as of July 1, 2002 as the prior agreement expired June 30, 2002. The new agreement expires June 30, 2007 and provides for an annual base salary of $301,100, an annual cost of living increase of the greater of 6% per annum or the increase in the Urban Consumer Price Index and an annual bonus based on the achievement of specified criteria with respect to Company revenues, cash flow and/or pretax income (loss). If this agreement is terminated other than for cause or as a result of a change in duties of the executive, the officer will be entitled to the greater of (i) his then current base salary and severance bonus for the remainder of the employment term or (ii) three times his then current base salary and severance bonus, to be paid over a one-year period. The severance bonus is 115% of the bonus paid for the full fiscal year immediately prior to termination. In addition, all unvested options shall immediately vest. If this agreement is terminated due to a change in control, the officer will be entitled to the same severance package as previously described but to be paid in one lump sum.

            The Company has also entered into an employment agreement with a regional office manager. This agreement provides for additional compensation based on the profits of the manager's operation.

            In July 1996, the Company entered into a financial public relations consulting agreement with two individuals who were founders of the Company and former directors. The four-year agreement provided for annual payments of $48,000 payable in equal monthly payments of $4,000 through November 2000. In November 1998, the agreement was amended and extended to reduce the fee
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 9 (continued)

            as of October 1998 to $2,000 per month. In February 2001, the agreement was further amended and terminated with a final payment of $35,000. The related expense for the year ended June 30, 2001 was $45,000.

      c.    Advertising

            In connection with an advertising agreement with ALM (see Note 7(e)), the Company has agreed to purchase $250,000 in additional advertising in the year subsequent to the initial two-year term. Such advertising will be incurred during the one-year period ended August 2003.

      d.    Litigation

            The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE 10 - EMPLOYEE RETIREMENT PLAN

      The Company has a noncontributory 401(k) savings and retirement plan, whereby eligible employees may contribute 15% of their salaries up to the maximum allowed under the Internal Revenue Code. Although the Company may make discretionary contributions, none were made in fiscal years 2002 and 2001.

NOTE 11 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      At June 30, 2002 and 2001, the Company's financial instruments included cash and cash equivalents, marketable securities, receivables and accounts payable. The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities are determined based on quoted market prices.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 12 - CREDIT CONCENTRATIONS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

      The Company's cash and cash equivalents at North Fork Bank consist primarily of demand deposits and a money market fund. At June 30, 2002, the amount in excess of Federally insured limits was $141,088. Additionally, the Company maintains other money market accounts and its equity portfolio at Merrill Lynch, Pierce, Fenner & Smith Inc., which insures these balances against its financial failure.

      The Company sells it services principally to insurance companies and law firms. In fiscal years 2002 and 2001, no customer exceeded 10% of net revenues. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

NOTE 13 - TERMINATION OF ACQUISITION

      In July 2001, the Company signed a letter of intent to acquire E-Vue, Inc., a development stage company engaged in developing next-generation end-to-end solutions for multimedia delivery over broadband and/or wireless networks based on the MPEG-4 standard and associated compliant technologies. The proposed purchase price under the letter of intent consisted of a combination of common stock and convertible preferred stock to be issued by the Company depending on certain financing conditions on the part of E-Vue, Inc. In the event either party breached the agreement, the non-breaching party was to be reimbursed for actual costs incurred up to a maximum of $100,000 and was entitled to a $100,000 breakup fee. The Nasdaq Listing Qualifications Panel informed the Company that the proposed merger would have resulted in a change of control for purposes of Nasdaq Marketplace rules, and therefore the combined entities would have been required to evidence compliance with all requirements for initial listing on the Nasdaq SmallCap Market immediately upon consummation of the transaction. On January 8, 2002, the Company announced that discussions had ended with respect to the proposed merger of the entities. The acquisition of E-Vue, Inc. was not concluded and no breakup fees were incurred.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2002 and 2001


NOTE 14 - NASDAQ LISTING

      Nasdaq amended one of its standards for continued listing on the SmallCap Market from requiring a minimum of $2,000,000 in net tangible assets to a minimum of $2,500,000 of net equity. As of June 30, 2002, both the Company's net tangible assets and its net equity were $2,093,006. The Company's net equity is below the new minimum standard that goes into effect in November 2002 and, therefore, the Company may have its common stock delisted from the Nasdaq SmallCap Market when and if such noncompliance occurs.

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10. (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 2002, and are incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit
Number            Description of Document
------            -----------------------

3.1         Certificate of Incorporation, as amended (1)
3.1 (b)     Certificate of Designation of Series A Exchangeable Preferred Stock
            (5)
3.1 (c)     Certificate of Correction of Certificate of Designation of Series A
            Exchangeable Preferred Stock (6)
3.1 (d)     Certificate of Amendment of Certificate of Incorporation (8)
3.1 (e)     Certificate of Amendment of Certificate of Incorporation, as amended
            (11)
3.2         By-Laws of the Company, as amended (3)
4.1         Stock Purchase Agreement dated May 10, 2000 (7)
4.2         Stock Purchase Warrant dated May 10, 2000 (7)
10.1        1996 Stock Option Plan, amended and restated (3)
10.2        Employment Agreement between Company and Roy Israel effective July
            1, 2002**
10.5        Employment Agreement between Company and Patricia Giuliani-Rheaume
            (2)
10.7        Lease Agreement for Great Neck, New York facility (1)
10.7.1      Amendment to Lease Agreement for Great Neck, New York facility (4)
10.7.2      Second Amendment to Lease Agreement for Great Neck, New York
            facility (10)
10.8        Exchangeable Preferred Stock and Warrants Purchase Agreement (5)
10.9        Preferred Stock Registration Rights Agreement (5)
10.11       Private Equity Line of Credit Agreement between Moldbury Holdings and Company (5)
10.12       Private Equity Line of Credit Registration Rights Agreement (5)
10.13       Stock Purchase Warrant for Moldbury Holdings Limited (5)
10.14       Advertising Agreement dated August 11, 2000 (9)
11          Consent of Independent Certified Public Accountants**
99.1        Certification of CEO under Section 302 of the Sarbanes-Oxley Act of
            2002**
99.2        Certification of CFO under Section 302 of the Sarbanes-Oxley Act of
            2002**
99.3        Certification of CEO under Section 906 of the Sarbanes-Oxley Act of
            2002**
99.4        Certification of CFO under Section 906 of the Sarbanes-Oxley Act of
            2002**
----------

(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

(2) Incorporated herein in its entirety by reference to the Company's 1997 Annual Report on Form 10-KSB.

(3) Incorporated herein in its entirety by reference to the Company's 1998 Annual Report on Form 10-KSB.

(4) Incorporated herein in its entirety by reference to the Company's 1999 Annual Report on Form 10-KSB.

(5) Incorporated herein in its entirety by reference to the Company's SB-2 filed on March 28, 2000.

(6) Incorporated herein in its entirety by reference to the Company's SB-2A filed on April 21, 2000.

(7) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on May 17, 2000.

(8) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on June 21, 2000.

(9) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on August 24, 2000.

(10) Incorporated herein in its entirety by reference to the Company's 2000 Annual Report on Form 10-KSB.

(11) Incorporated herein in its entirety by reference to the Company's 2001 Annual Report on Form 10-KSB.


**    Filed herewith.


B. Reports on Form 8-K: None during the fourth quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            clickNsettle.com, Inc.


Date:   September 24, 2002                  By: /s/ Roy Israel
                                                --------------
                                                Roy Israel, Chairman of the
                                                Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 24, 2002          By: /s/ Roy Israel
                                      --------------
                                      Roy Israel, Chairman of the
                                      Board, CEO and President

Date: September 24, 2002          By: /s/ Patricia Giuliani-Rheaume
                                      -----------------------------
                                      Patricia Giuliani-Rheaume, Vice President,
                                      Chief Financial Officer and Treasurer

Date: September 24, 2002          By: /s/ Frank J. Coyne
                                      ------------------
                                      Frank J. Coyne, Director

Date: September 24, 2002          By: /s/ Randy Gerstenblatt
                                      ----------------------
                                      Randy Gerstenblatt, Director

Date: September 24, 2002          By: /s/ Corey J. Gottlieb
                                      ---------------------
                                      Corey J. Gottlieb, Director

Date: September 24, 2002          By: /s/ Anthony J. Mercorella
                                      -------------------------
                                      Anthony J. Mercorella, Director

Date: September 24, 2002          By: /s/ Robert M. Silverson, Jr.
                                      ----------------------------
                                      Robert M. Silverson, Jr., Director

Date: September 24, 2002          By: /s/ Willem F. Specht
                                      --------------------
                                      Willem F. Specht, Director of
                                      Information Technology and Director