Form 10QSB
period 2002-09-30
CLICKNSETTLE COM INC
filed 2002-11-14
CIK 925741

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-21419

                             CLICKNSETTLE.COM, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    23-2753988
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 7, 2002, 1,408,176 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes |_|   No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                        Page
                                                                       ----

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                   September 30, 2002 and June 30, 2002                 3

                  Consolidated Statements of Operations
                   for the three months ended
                   September 30, 2002 and 2001                          4

                  Consolidated Statements of Changes in
                   Stockholders' Equity and Comprehensive
                   Loss for the three months ended
                   September 30, 2002 and 2001                          5

                  Consolidated Statements of Cash Flows
                   for the three months ended
                   September 30, 2002 and 2001                          6

                  Notes to Consolidated Financial Statements            7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                            9

PART II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings                           17

                  Item 6.  Exhibits and Reports on Form 8-K            17
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,     June 30,
                                                                       2002            2002
                                                                   -------------  -------------
                                                                   (unaudited)    (derived from
                                                                                     audited
                                                                                    financial
                                                                                    statements)
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  1,730,501    $  1,917,066
  Marketable securities                                                 298,187         319,600
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                              285,301         380,518
  Prepaid expenses and other current assets                              64,173          84,393
                                                                   ------------    ------------

     Total current assets                                             2,378,162       2,701,577

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation        194,495         216,939

OTHER ASSETS                                                             42,975          42,975
                                                                   ------------    ------------

                                                                   $  2,615,632    $  2,961,491
                                                                   ============    ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    119,199    $    258,097
  Accrued liabilities                                                   260,089         270,750
  Accrued payroll and employee benefits                                 105,918          37,231
  Deferred revenues                                                     303,235         302,407
                                                                   ------------    ------------

     Total current liabilities                                          788,441         868,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 15,000,000 shares authorized;
    1,450,259 shares issued; 1,408,176 shares outstanding                 1,450           1,450
  Additional paid-in capital                                         10,111,577      10,111,324
  Accumulated deficit                                                (8,124,071)     (7,914,736)
  Accumulated other comprehensive loss                                  (77,847)        (21,114)
  Less common stock in treasury at cost,  42,083 shares                 (83,918)        (83,918)
                                                                   ------------    ------------

     Total stockholders' equity                                       1,827,191       2,093,006
                                                                   ------------    ------------

                                                                   $  2,615,632    $  2,961,491
                                                                   ============    ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three months ended September 30,
                                                            2002              2001
                                                       --------------    --------------

Net revenues                                              $   993,359    $   822,619
                                                          -----------    -----------

Operating costs and expenses
  Cost of services                                            228,926        204,862
  Sales and marketing expenses                                308,967        412,699
  General and administrative expenses                         653,800        683,033
                                                          -----------    -----------

                                                            1,191,693      1,300,594
                                                          -----------    -----------

           Loss from operations                              (198,334)      (477,975)

Other (expenses) income
   Investment (loss) income                                   (12,356)         2,247
   Other income                                                 1,355          4,478
                                                          -----------    -----------

                                                              (11,001)         6,725
                                                          -----------    -----------

            Loss before income taxes                         (209,335)      (471,250)

Income taxes                                                       --             --
                                                          -----------    -----------

              NET LOSS                                    $  (209,335)   $  (471,250)
                                                          ===========    ===========

Net loss per common share - basic and diluted             $     (0.15)   $     (0.33)
                                                          ===========    ===========

Weighted-average shares outstanding - basic and diluted     1,408,176      1,429,387
                                                          ===========    ===========



The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
           Three months ended September 30, 2002 and 2001 (unaudited)


                                                                                                                     Accumulated
                                                                    Common stock          Additional                    other
                                                                    ------------           paid-in     Accumulated  comprehensive
                                                                 Shares       Amount       capital       deficit         loss
                                                                -----------------------------------------------------------------
Balances at June 30, 2001                                        4,350,776    $ 4,351   $ 10,106,484   $ (6,687,254)   $  (6,135)
One-for-three reverse stock split
  effectuated on August 20, 2001                                (2,900,517)    (2,901)         2,901
                                                                -----------------------------------------------------------------
                                                                 1,450,259      1,450     10,109,385     (6,687,254)      (6,135)
Compensation related to stock options                                                            485
Purchase of common shares for treasury
Net loss                                                                                                   (471,250)
Change in unrealized loss on marketable securities                                                                      (116,758)


Comprehensive loss


                                                                -----------------------------------------------------------------
Balances at September 30, 2001                                   1,450,259    $ 1,450   $ 10,109,870   $ (7,158,504)   $(122,893)
                                                                =================================================================


Balances at June 30, 2002                                        1,450,259      1,450     10,111,324     (7,914,736)     (21,114)

Compensation related to stock options                                                            253
Net loss                                                                                                   (209,335)
Change in unrealized loss on marketable securities                                                                       (56,733)


Comprehensive loss


                                                                -----------------------------------------------------------------
Balances at September 30, 2002                                   1,450,259    $ 1,450   $ 10,111,577   $ (8,124,071)   $ (77,847)
                                                                =================================================================




                                                                 Common           Total        Compre-
                                                                stock in      stockholders'    hensive
                                                                treasury         equity         loss
                                                                ------------------------------------------
Balances at June 30, 2001                                       $ (12,755)     $3,404,691
One-for-three reverse stock split
  effectuated on August 20, 2001
                                                                -------------------------
                                                                  (12,755)      3,404,691
Compensation related to stock options                                                 485
Purchase of common shares for treasury                            (61,952)        (61,952)
Net loss                                                                         (471,250)   $ (471,250)
Change in unrealized loss on marketable securities                               (116,758)     (116,758)
                                                                                             -----------

Comprehensive loss                                                                           $ (588,008)
                                                                                             ===========

                                                                -------------------------
Balances at September 30, 2001                                  $ (74,707)    $ 2,755,216
                                                                =========================


Balances at June 30, 2002                                         (83,918)      2,093,006

Compensation related to stock options                                                 253
Net loss                                                                         (209,335)   $ (209,335)
Change in unrealized loss on marketable securities                                (56,733)      (56,733)
                                                                                             -----------

Comprehensive loss                                                                           $ (266,068)
                                                                                             ===========

                                                                -------------------------
Balances at September 30, 2002                                  $ (83,918)    $ 1,827,191
                                                                =========================



The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three months ended September 30,

                                                                               2002           2001
                                                                            -----------    -----------
Cash flows from operating activities
   Net loss                                                                 $  (209,335)   $  (471,250)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                              23,952         25,967
      Losses on sales of marketable securities                                       --          8,655
      Write-down of marketable securities                                        20,119         10,125
      Advertising in exchange for common stock                                   18,285        108,130
      Compensation related to stock options and warrants                            253            485
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                         95,217         42,934
         Decrease (increase) in prepaid expenses and other current assets         1,935         (2,864)
         (Decrease) increase in accounts payable and accrued liabilities       (149,559)        21,537
         Increase in accrued payroll and employee benefits                       68,687         34,335
         Increase in deferred revenues                                              828         49,621
                                                                            -----------    -----------
      Net cash used in operating activities                                    (129,618)      (172,325)
                                                                            -----------    -----------

Cash flows from investing activities
   Purchases of marketable securities                                           (55,440)       (22,385)
   Proceeds from sales of marketable securities                                      --         38,186
   Purchases of furniture and equipment                                          (1,507)        (3,335)
                                                                            -----------    -----------
       Net cash (used in) provided by investing activities                      (56,947)        12,466
                                                                            -----------    -----------

Cash flows from financing activities
   Purchase of treasury stock at cost                                                --        (61,952)
                                                                            -----------    -----------
       Net cash used in financing activities                                         --        (61,952)
                                                                            -----------    -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                               (186,565)      (221,811)

Cash and cash equivalents at beginning of period                              1,917,066      2,558,372

                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $ 1,730,501    $ 2,336,561
                                                                            ===========    ===========

The accompanying notes are an integral part of these statements

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 2002
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations for the three months ended September 30, 2002 and 2001 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three months ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2002 consolidated financial statements.

2. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 666,271 and 1,103,698 at September 30, 2002 and 2001, respectively, would be antidilutive as the Company incurred net losses for the three months ended September 30, 2002 and 2001.

3. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred $25,861 and $129,431 for the quarters ended September 30, 2002 and 2001, respectively. Of such totals, non-cash advertising charges comprise approximately $18,285 and $108,130, respectively, for the first quarter of fiscal years 2003 and 2002. In accordance with the terms of the August 2000 advertising agreement with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising in the year subsequent to the initial two-year term. Such advertising is expected to take place during the third quarter of the 2003 fiscal year and through August 2003.

4. On September 25, 2002, the Company received a letter from the Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company has been provided 90 calendar days, or until December 24, 2002, to regain compliance. Additionally, on November 6, 2002, the Company received a letter from the Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company has been provided 180 calendar days, or until May 5, 2003, to regain compliance. Further, Nasdaq amended one of its standards for continued listing on the SmallCap Market from requiring a minimum of $2,000,000 in net tangible assets to a minimum of $2,500,000 of net equity. As of September 30, 2002, both the Company's net tangible assets and its net equity were $1,827,191. The Company's net equity is below the new minimum standard that was effective November 1, 2002 and therefore, the Company may have its common stock delisted from the Nasdaq SmallCap Market.

5. On March 14, 2002, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 266,667 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 14, 2003, provided, however, that the Plan may be discontinued at any time by the Company. There were no purchases in the three-month period ended September 30, 2002, and, through September 30, 2002, the Company had purchased 42,083 shares under the Plan for an aggregate cost of $83,918.

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

We have Recent, and Anticipate Continuing, Losses

      We have incurred operating losses during the last six years and through September 30, 2002. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations, and our financial condition may be materially and adversely affected.

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

The Private ADR Services Business is Highly Competitive

      The private ADR business is highly competitive, both on a national and regional level. Barriers to entry in the ADR business are relatively low, and new competitors can begin doing business relatively quickly. There are two types of competitors, not-for-profit and for-profit entities:

            o We believe that our largest not-for-profit competitor is the American Arbitration Association as it has significant market share in complex commercial cases.

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

We Do Not Have Written Contracts with the Majority of Our Clients

      We currently rely on our marketing efforts and relationships with insurance companies, law firms, corporations and municipalities to obtain cases. We do not have written agreements with the majority of our clients, but we have instituted the process of obtaining written agreements with our existing clients and with new clients. We also rely on case referrals from our current clients. We may not continue to receive our current level of, or an adequate level of, referrals of cases. If we do not maintain such levels, there could be a material adverse effect on our business.

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

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 630,507 shares or approximately 44.8% of the common stock outstanding based on 1,408,176 shares of common stock outstanding as of September 30, 2002. Of that number, Mr. Israel beneficially owns 401,713 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

We May Be Unable to Protect Our Proprietary Technology and We May Be Sued for Infringing on the Rights of Others

      Our success depends, in part, upon our ability to protect our proprietary software technology and operate without infringing upon the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as:

    trade secret laws                              copyright law
    trademark law                                  patent law
    contractual provisions                         confidentiality agreements
    certain technology and security measures

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

We Have Issues With Our Continued Listing on the Nasdaq SmallCap Market

      Although our securities are currently quoted on the Nasdaq SmallCap Market, we cannot assure you that a trading market will be maintained. In addition, we cannot assure you that we will meet the maintenance criteria for continued quotation of the securities on the Nasdaq SmallCap Market. The maintenance criteria for the Nasdaq SmallCap Market include, among other things:

      o $2,000,000 in net tangible assets (to be replaced effective November 1, 2002 by a requirement of $2,500,000 in net stockholders' equity); or $35,000,000 in market capitalization; or $500,000 Net Income (in the latest fiscal year or two of the last three fiscal years). As of September 30, 2002, both our net tangible assets and our net stockholders' equity were $1,827,191;

      o a public float of 500,000 shares with a market value equal to $1,000,000. On September 25, 2002, the Company received a letter from the Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company has been provided 90 calendar days, or until December 24, 2002, to regain compliance;

      o     two market makers;

      o a minimum bid price of $1.00 per share of common stock. On November 6, 2002, the Company received a letter from the Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company has been provided 180 calendar days, or until May 5, 2003, to regain compliance; and

      o     300 shareholders (round lot holders).

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


                            GENERAL

      We provide alternative dispute resolution services, or ADR services, to insurance companies, law firms, corporations and municipalities. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. We believe that with our global roster of qualified hearing officers, administrative capabilities, electronic oversight applications, knowledge of dispute resolution and reputation within the corporate and legal communities, we are uniquely positioned to provide a comprehensive total solution to disputing parties worldwide.

      We currently operate from locations in New York and Massachusetts.

      Our objective is to become the leading global provider of dispute resolution services by providing services and software/web-enabled tools designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned to offer customized solutions built upon our sophisticated technology platform. We have a patent pending on our dispute resolution processing and oversight system and, dependent upon market acceptance, we will review the needs of our current and prospective customers and offer those solutions that we believe will be of most value to our clients and to our Company. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing transactional client base will be charged with growing this book of business and exploiting our inherent market advantages. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) the licensing and/or sale of dispute resolution-related software; (2) build brand recognition of NAM (the Arbitration Company) as the premier provider of dispute resolution solutions through our advertising campaign; (3) attract and retain the services of highly talented, former top-tier judges and attorneys; and (4) broaden the type and complexity of the dispute resolution cases we administer.

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

      We have and may continue to incur net losses in the future as a result of
(a) continuing enhancements and other costs associated with our software-based products and (b) our advertising campaign. Although we are actively promoting our services, there can be no assurance as to the amount of revenues to be realized therefrom. Additionally, we currently expect that our advertising campaign will continue into the first quarter of fiscal year 2004. In August 2000, we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). As part of that agreement, we will additionally purchase $250,000 of advertising during the one-year period ending August 2003. We believe that targeting our advertising to the legal community will continue to increase awareness of our comprehensive suite of dispute resolution services. However, there can be no assurance that this effort will result in increased revenues.

First Quarter Ended September 30, 2002 Compared to First Quarter Ended September 30, 2001

      Revenues. Revenues increased 20.8% to $993,359 for the first quarter ended September 30, 2002 from $822,619 for the comparable prior period. The increase in revenues is primarily attributable to a higher number of cases heard in the current period as well as a rise in the average dollars earned per hearing. As New York is our primary market, the terrorist attacks on September 11, 2001 adversely impacted our business in the prior year quarterly period as there was a decline in the number of hearings conducted in the New York metropolitan area as well as at our satellite office. The insurance industry, which represents a major portion of our clientele, was particularly hard hit and continues to be impacted by the fallout of these events in the form of consolidations and other changes.

      As we continue to recruit an exclusive pool of former, top-tier hearing officers, we believe this will enable us to attract a higher volume and diversity of cases, the nature of which demands the talented and well-respected hearing officers that we have to offer. As a result, we believe the average dollars earned per hearing will be favorably impacted.

      Cost of Services. Cost of services increased 11.7% to $228,926 for the first quarter ended September 30, 2002 from $204,862 for the first quarter ended September 30, 2001. Additionally, the cost of services as a percentage of revenues decreased to approximately 23% in the first quarter of fiscal year 2003 from 25% in the first quarter of fiscal year 2002. The improvement in the ratio is attributed to the increase in average dollars earned per hearing. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

      Sales and Marketing. Sales and marketing costs decreased 25.1% to $308,967 for the first quarter ended September 30, 2002 from $412,699 for the first quarter ended September 30, 2001. Sales and marketing costs as a percentage of revenues decreased to 31% in the first quarter of fiscal year 2003 from 50% in the first quarter of fiscal year 2002. Most of the decrease (approximately

$103,600) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the quarters ended September 30, 2002 and 2001 was $18,285 and $108,130, respectively. As part of that agreement, we will additionally purchase $250,000 of advertising during the one-year period ending August 2003. Currently, we expect to utilize this advertising beginning in the third quarter of this fiscal year.

      General and Administrative. General and administrative costs decreased 4.3% to $653,800 for the first quarter ended September 30, 2002 from $683,033 for the first quarter ended September 30, 2001. A portion of the decrease (approximately $50,800) relates to legal fees related to mergers and acquisitions activity in the prior year period that did not recur in the current year period. Additionally, we reduced expenditures by approximately $58,400 with respect to consulting fees, market costs and taxes. Offsetting these decreases was an increase in employee costs and related items (including benefits, payroll taxes and outside services) amounting to approximately $79,000. This increase was largely due to increases in staff for computer programmers in our information technology department and for other administrative functions, including temporary help, to support and develop our dispute resolution processing and oversight software. General and administrative costs as a percentage of revenues decreased to 66% for the first quarter of fiscal year 2003 from 83% for the first quarter of fiscal year 2002.

      Other (Expenses) Income. Other (expenses) income changed by $17,726 to other expenses of ($11,001) for the first quarter ended September 30, 2002 from other income of $6,725 for the first quarter ended September 30, 2001. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) approximated $18,800 in the first quarter of fiscal year 2002 versus $20,100 in the first quarter of fiscal year 2003, a decline of $1,300. Additionally, net interest income generated primarily from investments in money market funds declined by approximately $13,600 from $21,000 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods. At September 30, 2002, approximately 85% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

      Income Taxes. Tax benefits resulting from net losses incurred for the periods ended September 30, 2002 and 2001 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

      Net Loss. For the three months ended September 30, 2002, we had a net loss of $209,335 as compared to a net loss of $471,250 for the three months ended September 30, 2001. The loss declined as we were able to increase the number of cases heard and secure higher fees for services rendered to our clients as a result of an increase in the type and diversity of cases heard, as well as realize operating efficiencies.

Liquidity and Capital Resources

      At September 30, 2002, the Company had a working capital surplus of $1,589,721 compared to $1,833,092 at June 30, 2002. The decrease in working capital occurred primarily as a result of the loss from operations.

      Net cash used in operating activities was $129,618 for the three months ended September 30, 2002 versus $172,325 in the prior comparable period. Cash used in operating activities principally declined due to a reduction in the loss from operations which was offset by a decrease in non-cash charges for advertising and changes in operating assets and liabilities.

      Net cash used in investing activities was $56,947 for the three months ended September 30, 2002 versus net cash provided by investing activities of $12,466 in the comparable prior period. The change in cash from investing activities was primarily due to a higher level of net purchases of marketable securities in the current period.

      Net cash used in financing activities was $0 for the three months ended September 30, 2002 versus $61,952 in the prior comparable period. In the prior period, we purchased 28,567 shares of our common stock for an aggregate cost of $61,952.

      We have incurred net losses and had negative cash flow from operations during the last six years and through September 30, 2002. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of September 30, 2002, we had $1,730,501 in aggregate cash and cash equivalents. We believe that, through the proper utilization of these existing funds, from revenue generated from existing and new services and from expense reductions achieved by streamlining operations through the utilization of an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

Nasdaq Listing

      On September 25, 2002, the Company received a letter from the Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company has been provided 90 calendar days, or until December 24, 2002, to regain compliance. Additionally, on November 6, 2002, the Company received a letter from the Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company has been provided 180 calendar days, or until May 5, 2003, to regain compliance. Further, Nasdaq amended one of its standards for continued listing on the SmallCap Market from requiring a minimum of $2,000,000 in net tangible assets to a minimum of $2,500,000 of net equity. As of September 30, 2002, both the Company's net tangible assets and its net equity were $1,827,191. The Company's net equity is below the new minimum standard that was effective November 1, 2002 and therefore, the Company may have its common stock delisted from the Nasdaq SmallCap Market.


                             Controls and Procedures

      Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others in the Company involved in the preparation of this quarterly report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures within 90 days prior to the filing of this quarterly report and have concluded that they are effective. There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the last date they were reviewed by our CEO and CFO.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

                We are a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the results of operations or financial position.

Item 2.         Changes in Securities and Use of Proceeds.

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

10.2 Employment Agreement between Company and Roy Israel effective July 1, 2002(12)

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

10.11 Private Equity Line of Credit Agreement between Moldbury Holdings and Company (5)

10.12           Private Equity Line of Credit Registration Rights Agreement (5)

10.13           Stock Purchase Warrant for Moldbury Holdings Limited (5)

10.14           Advertising Agreement dated August 11, 2000 (9)

99.1 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002**

99.2 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002**

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

(12) Incorporated herein in its entirety by reference to the Company's 2002 Annual Report on Form 10-KSB.

**              Filed herewith.



                (b) Reports on Form 8-K. Form 8-K was filed on September 27, 2002 to announce that the Company had received notification from Nasdaq Listing Qualifications that its common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLICKNSETTLE.COM, INC.


        Date: November 12, 2002           By: /s/ Roy Israel
                                              -------------------------------
                                              Roy Israel, President and CEO


        Date: November 12, 2002           By: /s/ Patricia A. Giuliani-Rheaume
                                              --------------------------------
                                              Patricia A. Giuliani-Rheaume,
                                              Vice President, Treasurer and CFO

                               CERTIFICATION UNDER
                       EXCHANGE ACT RULES 13a-14 OR 15d-14


I, Roy Israel, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  12, 2002


/s/ Roy Israel
-----------------------------------------------------
Roy Israel - Chairman of the Board, CEO and President

                               CERTIFICATION UNDER
                       EXCHANGE ACT RULES 13a-14 OR 15d-14


I, Patricia Giuliani-Rheaume, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  12, 2002

/s/ Patricia Giuliani-Rheaume
------------------------------------------------------------
Patricia Giuliani-Rheaume - Vice President, Chief Financial
Officer and Treasurer