Form 10QSB
period 2002-12-31
CLICKNSETTLE COM INC
filed 2003-02-14
CIK 925741

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 11, 2003, 1,408,176 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes |_| No |X|

                -------------------------------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
             December 31, 2002 and June 30, 2002                               3

            Consolidated Statements of Operations
             for the three and six month periods ended
             December 31, 2002 and 2001                                        4

            Consolidated Statements of Changes in
             Stockholders' Equity and Comprehensive
             Loss for the six month periods ended
             December 31, 2002 and 2001                                        5

            Consolidated Statements of Cash Flows
             for the six month periods ended
             December 31, 2002 and 2001                                        6

            Notes to Consolidated Financial Statements                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                         9

ITEM 3.  CONTROLS AND PROCEDURES                                              19

PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings                                        20

            Item 4.  Submission of matters to a Vote of Security Holders      20

            Item 6.  Exhibits and Reports on Form 8-K                         21
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,        June 30,
                                                                            2002               2002
                                                                        ------------     -----------------
                                                                         (unaudited)      (derived from
                                                                                         audited financial
                                  ASSETS                                                    statements)
CURRENT ASSETS
  Cash and cash equivalents                                             $  1,679,122       $  1,917,066
  Marketable securities                                                      280,922            319,600
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                   291,422            380,518
  Prepaid expenses and other current assets (net of allowance
     for doubtful note receivable of $20,500 and $0, respectively)           104,505             84,393
                                                                        ------------       ------------

     Total current assets                                                  2,355,971          2,701,577

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation             181,254            216,939

OTHER ASSETS                                                                  42,975             42,975
                                                                        ------------       ------------

                                                                        $  2,580,200       $  2,961,491
                                                                        ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $    196,986       $    258,097
  Accrued liabilities                                                        251,007            270,750
  Accrued payroll and employee benefits                                       94,525             37,231
  Deferred revenues                                                          271,674            302,407
                                                                        ------------       ------------

     Total current liabilities                                               814,192            868,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 15,000,000 shares authorized;
    1,450,259 shares issued; 1,408,176 shares outstanding                      1,450              1,450
  Additional paid-in capital                                              10,111,577         10,111,324
  Accumulated deficit                                                     (8,238,440)        (7,914,736)
  Accumulated other comprehensive loss                                       (24,661)           (21,114)
  Less common stock in treasury at cost,  42,083 shares                      (83,918)           (83,918)
                                                                        ------------       ------------

     Total stockholders' equity                                            1,766,008          2,093,006
                                                                        ------------       ------------

                                                                        $  2,580,200       $  2,961,491
                                                                        ============       ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months ended December 31,      Six months ended December 31,
                                                                 2002              2001              2002              2001
                                                             -----------       -----------       -----------       -----------
Net revenues                                                 $   961,839       $ 1,005,278       $ 1,955,198       $ 1,827,897
                                                             -----------       -----------       -----------       -----------

Operating costs and expenses
  Cost of services                                               229,603           234,433           458,529           439,295
  Sales and marketing expenses                                   278,563           401,639           587,530           814,338
  General and administrative expenses                            586,005           608,644         1,239,805         1,291,677
                                                             -----------       -----------       -----------       -----------

                                                               1,094,171         1,244,716         2,285,864         2,545,310
                                                             -----------       -----------       -----------       -----------

           Loss from operations                                 (132,332)         (239,438)         (330,666)         (717,413)

Other income (expenses)
   Investment income (loss)                                       15,835           (34,537)            3,479           (32,290)
   Other income                                                    2,128             3,545             3,483             8,023
                                                             -----------       -----------       -----------       -----------

                                                                  17,963           (30,992)            6,962           (24,267)
                                                             -----------       -----------       -----------       -----------

            Loss before income taxes                            (114,369)         (270,430)         (323,704)         (741,680)

Income taxes                                                          --                --                --                --
                                                             -----------       -----------       -----------       -----------

              NET LOSS                                       $  (114,369)      $  (270,430)      $  (323,704)      $  (741,680)
                                                             ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted                $     (0.08)      $     (0.19)      $     (0.23)      $     (0.52)
                                                             ===========       ===========       ===========       ===========

Weighted-average shares outstanding - basic and diluted        1,408,176         1,408,859         1,408,176         1,419,123
                                                             ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
             Six months ended December 31, 2002 and 2001 (unaudited)


                                                Common stock            Additional
                                          -----------------------         paid-in           Accumulated
                                            Shares         Amount         capital             deficit
                                          -------------------------------------------------------------
Balances at June 30, 2001                  4,350,776      $ 4,351      $ 10,106,484        ($6,687,254)
One-for-three reverse stock split
  effectuated on August 20, 2001          (2,900,517)      (2,901)            2,901
                                          -------------------------------------------------------------
                                           1,450,259        1,450        10,109,385         (6,687,254)
Compensation related to stock options                                           969
Purchase of common shares for treasury
Net loss                                                                                      (741,680)
Change in unrealized loss on
  marketable securities


Comprehensive loss


                                          -------------------------------------------------------------
Balances at December 31, 2001              1,450,259      $ 1,450      $ 10,110,354       $ (7,428,934)
                                          =============================================================

Balances at June 30, 2002                  1,450,259        1,450        10,111,324         (7,914,736)

Compensation related to stock options                                           253
Net loss                                                                                      (323,704)
Change in unrealized loss on
  marketable securities


Comprehensive loss


                                          -------------------------------------------------------------
Balances at December 31, 2002              1,450,259      $ 1,450      $ 10,111,577       $ (8,238,440)
                                          =============================================================

                                           Accumulated
                                              other          Common          Total           Compre-
                                          comprehensive     stock in     stockholders'       hensive
                                               loss         treasury         equity           loss
                                          -----------------------------------------------------------
Balances at June 30, 2001                    ($6,135)       ($12,755)      $3,404,691
One-for-three reverse stock split
  effectuated on August 20, 2001
                                          -------------------------------------------
                                              (6,135)        (12,755)       3,404,691
Compensation related to stock options                                             969
Purchase of common shares for treasury                       (71,163)         (71,163)
Net loss                                                                     (741,680)      $(741,680)
Change in unrealized loss on
  marketable securities                        5,242                            5,242           5,242
                                                                                            ---------

Comprehensive loss                                                                          $(736,438)
                                                                                            =========

                                          -------------------------------------------
Balances at December 31, 2001               $   (893)      $ (83,918)      $2,598,059
                                          ===========================================

Balances at June 30, 2002                    (21,114)        (83,918)       2,093,006

Compensation related to stock options                                             253
Net loss                                                                     (323,704)      $(323,704)
Change in unrealized loss on
  marketable securities                       (3,547)                          (3,547)         (3,547)
                                                                                            ---------

Comprehensive loss                                                                          $(327,251)
                                                                                            =========

                                          -------------------------------------------
Balances at December 31, 2002               $(24,661)      $ (83,918)      $1,766,008
                                          ===========================================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six months ended December 31,

                                                                            2002              2001
                                                                        -----------       -----------
Cash flows from operating activities
   Net loss                                                             $  (323,704)      $  (741,680)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                          46,466            51,621
      (Gains) losses on sales of marketable securities                      (33,843)            8,655
      Write-down of marketable securities                                    44,477            56,625
      Advertising in exchange for common stock                               18,285           225,718
      Compensation related to stock options                                     253               969
      Provision for write-down of note receivable                            20,500
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                     89,096            11,900
         (Increase) in prepaid expenses and other current assets            (58,897)          (60,189)
         (Decrease) in accounts payable and accrued liabilities             (80,854)           (6,978)
         Increase in accrued payroll and employee benefits                   57,294             1,600
         (Decrease) increase in deferred revenues                           (30,733)            4,726
                                                                        -----------       -----------
      Net cash used in operating activities                                (251,660)         (447,033)
                                                                        -----------       -----------

Cash flows from investing activities
   Purchases of marketable securities                                      (113,805)          (22,385)
   Proceeds from sales of marketable securities                             138,301            38,186
   Purchases of furniture and equipment                                     (10,780)           (4,365)
                                                                        -----------       -----------
       Net cash provided by investing activities                             13,716            11,436
                                                                        -----------       -----------

Cash flows from financing activities
   Purchase of treasury stock at cost                                            --           (71,163)
                                                                        -----------       -----------
       Net cash used in financing activities                                     --           (71,163)
                                                                        -----------       -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                           (237,944)         (506,760)

Cash and cash equivalents at beginning of period                          1,917,066         2,558,372

                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $ 1,679,122       $ 2,051,612
                                                                        ===========       ===========

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Six months ended December 31, 2002
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations for the three and six month periods ended December 31, 2002 and 2001 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2002 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2002 consolidated financial statements.

2. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 643,270 and 478,939 at December 31, 2002 and 2001, respectively, would be antidilutive as the Company incurred net losses for the three and six month periods ended December 31, 2002 and 2001.

3. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred $8,106 and $132,079 for the quarters ended December 31, 2002 and 2001, respectively, and $33,967 and $261,510 for the six month periods ended December 31, 2002 and 2001, respectively. Of such totals, non-cash advertising charges comprise $0 and $117,587, respectively, for the second quarter of fiscal years 2003 and 2002 and $18,285 and $225,717, respectively, for the six-month periods ended December 31, 2002 and 2001. In accordance with the terms of the August 2000 advertising agreement with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising in the year subsequent to the initial two-year term. Such advertising is expected to take place during the fourth quarter of the 2003 fiscal year and through August 2003.

4. On September 25, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company had been provided 90 calendar days, or until December 24, 2002, to regain compliance. The Company was not able to regain compliance. Additionally, on November 6, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company has been provided 180 calendar days, or until May 5, 2003, to regain compliance. Further, on December 23, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company met with The Nasdaq Listing Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market. Until a decision is made by The Nasdaq Listing Qualifications Panel, the delisting of the Company's common stock is stayed. There can be no assurance that The Nasdaq Listing Qualifications Panel will grant the Company's request for continued listing. In the event The Nasdaq Listing Qualifications Panel determines to delist the Company's securities, the Company's common stock will be listed on the OTC Bulletin Board.

5. On March 14, 2002, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 266,667 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 14, 2003, provided, however, that the Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases in the six-month period ended December 31, 2002, and, through December 31, 2002, the Company had purchased 42,083 shares under the Plan for an aggregate cost of $83,918.

6. The components of comprehensive income (loss) are as follows:

                                                 Three months ended December 31,
                                                      2002             2001
                                                      ----             ----
Net loss                                           $(114,369)       $(270,430)
Change in unrealized gain (loss)
   on marketable securities                           53,186          122,000
                                                   ---------        ---------

Comprehensive loss                                 $ (61,183)       $(148,430)
                                                   ---------        ---------

                                                  Six months ended December 31,
                                                      2002             2001
                                                      ----             ----
Net loss                                           $(323,704)       $(741,680)
Change in unrealized gain (loss)
   on marketable securities                           (3,547)           5,242
                                                   ---------        ---------

Comprehensive loss                                 $(327,251)       $(736,438)
                                                   ---------        ---------

7. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with its fiscal year ending June 30, 2003. The Company will adopt the interim disclosures as of December 15, 2002.

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

We have Recent and, Anticipate, Continuing Losses

            We have incurred operating losses during the last six years and through December 31, 2002. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations and our financial condition may be materially and adversely affected.

We Depend On Insurance-Related Disputes

            The majority of our alternative dispute resolution services, or ADR services, involve claims that are usually covered by insurance. We resolve many of these disputes in a matter of hours. Since our revenues are derived primarily from certain administrative and hourly fees, a high volume of these cases is required in order for us to generate revenues sufficient to maintain our operations. Although self-insured and employment initiatives represent a growing percentage of our revenues, there can be no assurance that we will be able to continue to expand our insurance and non-insurance-related dispute business, or maintain or increase our current level of cases. In addition, we cannot assure you that changes in the insurance industry will not affect our business.

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

We Depend Upon Our Key Personnel

            Our success will be largely dependent on the personal efforts of Roy Israel, our Chief Executive Officer, President and Chairman of the Board of Directors. Although we have entered into an employment agreement with Mr. Israel, which expires in 2007, the loss of his services could have a material adverse effect on our business and prospects. We have obtained "key-man" life insurance on the life of Mr. Israel. The Company is the sole beneficiary in the amount of $1 million. Our success is also dependent upon our ability to hire and retain qualified marketing and other personnel in our offices. We may not be able to hire or retain such necessary personnel.

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

We Depend Upon Qualified Hearing Officers

            The market for our services depends on a perception by our clients that our hearing officers are impartial, qualified, and experienced. Our ability to retain qualified hearing officers in the event that competition increases would be uncertain. For our fiscal year ended June 30, 2002, 64% of the number of our cases were heard by exclusive hearing officers. Accordingly, at any time, the remaining hearing officers who are not under contract with us can refuse to continue to provide their services to us and are free to render services independently or through competing ADR services. If qualified hearing officers are unwilling or unable to continue to provide their services through us for any reason, including possible agreements to provide their services to our competitors on an exclusive basis, our business and operations could be materially and adversely affected.

Our Current Stockholders Have the Ability to Exert Significant Control

            Our executive officers, directors, and their affiliates beneficially own 630,507 shares or approximately 44.8% of the common stock outstanding based on 1,408,176 shares of common stock outstanding as of December 31, 2002. Of that number, Mr. Israel beneficially owns 401,713 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

We Have Issues With Our Continued Listing on The Nasdaq SmallCap Market

            Although our securities are currently quoted on The Nasdaq SmallCap Market, we cannot assure you that a trading market will be maintained. In addition, we cannot assure you that we will meet the maintenance criteria for continued quotation of the securities on The Nasdaq SmallCap Market. The maintenance criteria for The Nasdaq SmallCap Market include, among other things:

      o $2,500,000 in net stockholders equity; or $35,000,000 in market capitalization; or $500,000 Net Income (in the latest fiscal year or two of the last three fiscal years). As of December 31, 2002, our net stockholders' equity was $1,766,008. On December 23, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company met with The Nasdaq Listing Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market. Until a decision is made by The Nasdaq Listing Qualifications Panel, the delisting of the Company's common stock is stayed. There can be no assurance that the Panel will grant the Company's request for continued listing;

      o a public float of 500,000 shares with a market value equal to $1,000,000. On September 25, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company had been provided 90 calendar days, or until December 24, 2002, to regain compliance. The Company was not able to regain compliance;

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

            If we were removed from The Nasdaq SmallCap Market, trading, if any, in our securities would thereafter have to be conducted in the over-the-counter market in the NASD's OTC Electronic Bulletin Board, if eligible. As a result, an investor may find it more difficult to purchase, dispose of and to obtain accurate quotations as to the value of our securities.

            In addition, if our common stock is delisted from trading on The Nasdaq SmallCap Market and the trading price of the common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including (a) a requirement that they make an individualized written suitability determination for the purchaser and (b) receive the purchaser's written consent prior to the transaction.

            The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on The Nasdaq SmallCap Market that has a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of our securities and the ability of stockholders to sell their securities in the secondary market. We cannot assure you that our securities will not be delisted or treated as a penny stock.

                                     GENERAL

            We provide alternative dispute resolution services, or ADR services, to insurance companies, law firms, corporations and municipalities. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. Furthermore, we believe that there is greater market acceptance and a positive trend relating to the utilization of ADR services as opposed to the traditional litigation process. The variety, complexity and volume of cases being submitted for ADR are illustrative and, we believe, accurate barometers of the integration of ADR into the legal landscape. Further, we see this trend continuing. We believe that with our global roster of qualified hearing officers, administrative capabilities, electronic oversight applications, knowledge of dispute resolution and reputation within the corporate and legal communities, we are uniquely positioned to provide a comprehensive total solution to disputing parties worldwide.

            We currently operate from locations in New York and Massachusetts.

            Our objective is to become the leading global provider of dispute resolution services by providing services and software/web-enabled tools designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned to offer customized solutions built upon our sophisticated technology platform. We have a patent pending on our dispute resolution processing and oversight system and, depending upon market acceptance, we will review the needs of our current and prospective customers and offer those solutions that we believe will be of most value to our clients and to our Company. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing transactional client base will be charged with growing our business and exploiting our inherent market advantages. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) the licensing and/or sale of dispute resolution-related software; (2) build brand recognition of NAM (National Arbitration and Mediation) as the premier provider of dispute resolution solutions through our advertising campaign; (3) attract and retain the services of highly talented, former top-tier judges and attorneys; and (4) broaden the type and complexity of the dispute resolution cases we administer.

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

            We have and may continue to incur net losses in the future as a result of (a) continuing enhancements and other costs associated with our software-based products and (b) the remainder of our advertising campaign which is to be fulfilled by August 2003. Our present advertising campaign commenced in August 2000 when we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, NAM (National Arbitration and Mediation). We believe the NAM brand name is well-known in our unique niche of the business-to-business market and is a premier brand name in the ADR industry. As part of our agreement with American Lawyer Media, Inc., we will additionally purchase $250,000 of advertising during the one-year period ending August 2003. However, we do not anticipate maintaining the same level of advertising expense going forward after this period and we believe our revenues will not be adversely impacted.

Second Quarter Ended December 31, 2002 Compared to Second Quarter Ended December 31, 2001

            Revenues. Revenues decreased 4.3% to $961,839 for the second quarter ended December 31, 2002 from $1,005,278 for the comparable prior period. The decrease in revenues is primarily attributable to a lower number of cases heard in the current period offset by a rise in the average dollars earned per hearing. We believe our revenue has been adversely affected in the short term by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. The immediate effect of such is a slow down in the number of cases being referred to us. However, in a broader sense, we believe that lawsuits continue to be commenced and that our oversight dispute resolution software should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe our product will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

            As we continue to recruit an exclusive pool of former, top-tier hearing officers, we believe this will enable us to attract a higher volume and diversity of cases, the nature of which demands the talented and well-respected hearing officers that we have to offer. As a result, we believe the average dollars earned per hearing will continue to be favorably impacted.

            Cost of Services. Cost of services decreased 2.1% to $229,603 for the second quarter ended December 31, 2002 from $234,433 for the second quarter ended December 31, 2001. Additionally, the cost of services as a percentage of revenues increased slightly to approximately 23.9% in the second quarter of fiscal year 2003 from 23.3% in the second quarter of fiscal year 2002. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs decreased 30.6% to $278,563 for the second quarter ended December 31, 2002 from $401,639 for the second quarter ended December 31, 2001. Sales and marketing costs as a percentage of revenues decreased to 29% in the second quarter of fiscal year 2003 from 40% in the second quarter of fiscal year 2002. Most of the decrease (approximately $123,973) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the quarters ended December 31, 2002 and 2001 was $0 and $117,587, respectively. At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, NAM (National Arbitration and Mediation). We believe the NAM brand name is well-known in our unique niche of the business-to-business market and is a premier brand name in the ADR industry. As part of our agreement with American Lawyer Media, Inc., we will additionally purchase $250,000 of advertising during the one-year period ending August 2003. Currently, we expect to utilize this advertising beginning in the fourth quarter of this fiscal year. However, we do not anticipate maintaining the same level of advertising expense going forward after this period and we believe our revenues will not be adversely impacted.

            General and Administrative. General and administrative costs decreased 3.7% to $586,005 for the second quarter ended December 31, 2002 from $608,644 for the second quarter ended December 31, 2001. A portion of the decrease (approximately $46,200) relates to legal and professional fees incurred to apply for international patents and trademarks for our web-enabled dispute resolution management and operational system and mergers and acquisitions activity in the prior year period that did not recur in the current year period. Additionally, we reduced expenditures by approximately $24,800 with respect to auto expenses and real estate taxes. Offsetting these decreases was an increase in employee costs and related items (including benefits, payroll taxes and outside services) amounting to approximately $16,725, as well as increases in market fees, printing and an allowance for a doubtful note receivable amounting to $32,300. General and administrative costs as a percentage of revenues remained stable at 61% for the second quarter of fiscal years 2003 and 2002.

            Other Income (Expenses). Other income (expenses) changed by $48,955, from other expenses of ($30,992) for the second quarter ended December 31, 2001 to other income of $17,963 for the second quarter ended December 31, 2002. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains (losses) (which includes write-downs for other than temporary declines in the value of marketable securities) approximated ($46,500) in the second quarter of fiscal year 2002 versus $9,500 in the second quarter of fiscal year 2003, an improvement of $56,000. Also, net interest income generated primarily from investments in money market funds declined by $5,612 from $11,962 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods. At December 31, 2002, approximately 85% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

            Income Taxes. Tax benefits resulting from net losses incurred for the periods ended December 31, 2002 and 2001 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the three months ended December 31, 2002, we had a net loss of $114,369 as compared to a net loss of $270,430 for the three months ended December 31, 2001. The loss declined principally due to reduced advertising and administrative expenses and an improvement in realized gains (losses) on marketable securities during the periods, offset by a decline in revenues.

Six months Ended December 31, 2002 Compared to Six months Ended December 31,
2001

            Revenues. Revenues increased 7.0% to $1,955,198 for the six months ended December 31, 2002 from $1,827,897 for the comparable prior period. The increase in revenues is primarily attributable to a rise in the average dollars earned per hearing, offset by a decline in cases heard during the six-month period. We believe our revenue has been adversely affected in the short term by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. The immediate effect of such is a slow down in the number of cases being referred to us. However, in a broader sense, we believe that lawsuits continue to be commenced and that our oversight dispute resolution software should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe our product will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

            As we continue to recruit an exclusive pool of former, top-tier hearing officers, we believe this will enable us to attract a higher volume and diversity of cases, the nature of which demands the talented and well-respected hearing officers that we have to offer. As a result, we believe the average dollars earned per hearing will continue to be favorably impacted.

            Cost of Services. Cost of services increased 4.4% to $458,529 for the six months ended December 31, 2002 from $439,295 for the six months ended December 31, 2001. Additionally, the cost of services as a percentage of revenues decreased to approximately 23.5% in the first six months of fiscal year 2003 from 24.0% in the first six months of fiscal year 2002. The improvement in the ratio is attributed to the increase in average dollars earned per hearing. The ratio of cost of services to revenues will fluctuate based on the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs decreased 27.9% to $587,530 for the six months ended December 31, 2002 from $814,338 for the six months ended December 31, 2001. Sales and marketing costs as a percentage of revenues decreased to 30% in the first six months of fiscal year 2003 from 45% in the first six months of fiscal year 2002. Most of the decrease (approximately $227,543) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the six months ended December 31, 2002 and 2001 was $18,285 and $225,717, respectively. At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, NAM (National Arbitration and Mediation). We believe the NAM brand name is well-known in our unique niche of the business-to-business market and is a premier brand name in the ADR industry. As part of our agreement with American

Lawyer Media, Inc., we will additionally purchase $250,000 of advertising during the one-year period ending August 2003. Currently, we expect to utilize this advertising beginning in the fourth quarter of this fiscal year. However, we do not anticipate maintaining the same level of advertising expense going forward after this period and we believe our revenues will not be adversely impacted.

            General and Administrative. General and administrative costs decreased 4.0% to $1,239,805 for the six months ended December 31, 2002 from $1,291,677 for the six months ended December 31, 2001. There was a large decrease (approximately $116,700) in legal and professional fees which, in the prior year period, primarily related to fees incurred to apply for international patents and trademarks for our web-enabled dispute resolution management and operational system and mergers and acquisitions activity that did not recur in the current year period. Additionally, we reduced expenditures by approximately $57,000 with respect to taxes, market fees and internet services. Offsetting these decreases was an increase in employee costs and related items (including benefits, payroll taxes and outside services) amounting to approximately $95,800, as well as increases in printing and an allowance for a doubtful note receivable amounting to $25,700. The increase in employee costs was largely due to increases in staff for computer programmers in our information technology department and for other administrative functions, including temporary help, to support and develop our dispute resolution processing and oversight software. General and administrative costs as a percentage of revenues decreased to 63% for the first six months of fiscal year 2003 from 71% for the first six months of fiscal year 2002.

            Other Income (Expenses). Other income (expenses) changed by $31,229, from other expenses of ($24,267) for the six months ended December 31, 2001 to other income of $6,962 for the six months ended December 31, 2002. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains (losses) (which includes write-downs for other than temporary declines in the value of marketable securities) approximated ($65,280) in the first six months of fiscal year 2002 versus ($10,634) in the first six months of fiscal year 2003, an improvement of $54,646. As an offset, net interest income generated primarily from investments in money market funds declined by approximately $18,877 from $32,990 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods. At December 31, 2002, approximately 85% of cash equivalents and marketable securities were invested in money market funds whose rate of return will fluctuate based on prevailing interest rates.

            Income Taxes. Tax benefits resulting from net losses incurred for the six-month periods ended December 31, 2002 and 2001 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the six months ended December 31, 2002, we had a net loss of $323,704 as compared to a net loss of $741,680 for the six months ended December 31, 2001. The loss declined as we secured higher fees for services rendered to our clients as a result of an increase in the type and diversity of cases heard, as well as reduced advertising expenses and achieved operating efficiencies.

Liquidity and Capital Resources

            At December 31, 2002, the Company had a working capital surplus of $1,541,779 compared to $1,833,092 at June 30, 2002. The decrease in working capital occurred primarily as a result of the loss from operations.

            Net cash used in operating activities was $251,660 for the six months ended December 31, 2002 versus $447,033 in the prior comparable period. Cash used in operating activities principally declined due to a reduction in the loss from operations which was partially offset by a decrease in non-cash charges for advertising.

            Net cash provided by investing activities was $13,716 for the six months ended December 31, 2002 versus $11,436 in the comparable prior period. The change in cash from investing activities was primarily due to a higher level of net sales of marketable securities offset by an increase in purchases of furniture and equipment in the current period.

            Net cash used in financing activities was $0 for the six months ended December 31, 2002 versus $71,163 in the prior comparable period. In the prior period, we purchased 36,500 shares of our common stock for an aggregate cost of $71,163.

            We have incurred net losses and had negative cash flow from operations during the last six years and through December 31, 2002. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of December 31, 2002, we had $1,679,122 in aggregate cash and cash equivalents. We believe that, through the proper use of these existing funds, from revenue generated from existing and new services and from expense reductions achieved by streamlining operations through the use of an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

Nasdaq Listing

            On September 25, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company had been provided 90 calendar days, or until December 24, 2002, to regain compliance. The Company was not able to regain compliance. Additionally, on November 6, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company has been provided 180 calendar days, or until May 5, 2003, to regain compliance. Further, on December 23, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company met with The Nasdaq Listing Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market. Until a decision is made by The Nasdaq Listing Qualifications Panel, the delisting of the Company's common stock is stayed. There can be no assurance that The Nasdaq Listing Qualifications Panel will grant the Company's request for continued listing. In the event The Nasdaq Listing Qualifications Panel determines to delist the Company's securities, the Company's common stock will be listed on the OTC Bulletin Board.

Recent Accounting Pronouncements

            In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No.

123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with its fiscal year ending June 30, 2003. The Company will adopt the interim disclosures as of December 15, 2002.

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

Item 4.     Submission of matters to a Vote of Security Holders.

            On December 13, 2002, we held our annual meeting of shareholders. At the meeting, the shareholders voted on three proposals. The following represents the results of the voting, both in person and by proxy:

            1. Election of Directors:

            Roy Israel                  1,041,866, votes for;
                                        0 votes against;  98,481 votes withheld.

            Anthony J. Mercorella       1,041,949 votes for;
                                        0 votes against;  98,398 votes withheld.

            Kenneth G. Geraghty         1,041,916 votes for;
                                        0 votes against;  98,431 votes withheld.

            Robert M. Silverson, Jr.    1,041,916 votes for;
                                        0 votes against;  98,431 votes withheld.

            Willem F. Specht            1,041,949 votes for;
                                        0 votes against;  98,398 votes withheld.

            Corey J. Gottlieb           1,041,949 votes for;
                                        0 votes against;  98,398 votes withheld.

            Randy Gerstenblatt          1,041,949 votes for;
                                        0 votes against;  98,398 votes withheld.

            2. For ratification of appointment of Grant Thornton LLP as our independent accountants for fiscal year 2003:

                                        1,135,948 votes for;
                                        3,066 votes against;  1,333 abstentions

            3. For approval of the amendment to the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan to increase the number of options granted annually to each non-employee director from options to purchase 833 shares to options to purchase 2,500 shares:

                                        1,027,263 votes for;
                                        111,385 votes against; 1,699 abstentions

Item 5.     Other information.

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

Exhibit
Number                            Description of Document
-------                           -----------------------

3.1         Certificate of Incorporation, as amended (1)

3.1(b)      Certificate of Designation of Series A Exchangeable Preferred Stock
            (5)

3.1(c) Certificate of Correction of Certificate of Designation of Series A Exchangeable Preferred Stock (6)

3.1(d)      Certificate of Amendment of Certificate of Incorporation (8)

3.1(e)      Certificate of Amendment of Certificate of Incorporation, as amended
            (11)

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

10.11 Private Equity Line of Credit Agreement between Moldbury Holdings and Company (5)

10.12       Private Equity Line of Credit Registration Rights Agreement (5)

10.13       Stock Purchase Warrant for Moldbury Holdings Limited (5)

10.14       Advertising Agreement dated August 11, 2000 (9)

99.1 Statement of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.2 Statement of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

**          Filed herewith.

            (b)   Reports on Form 8-K.

            Form 8-K was filed on November 8, 2002 to announce that the Company had received notification from Nasdaq Listing Qualifications that its common stock had not maintained a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by Nasdaq Listing Qualifications.

            Form 8-K was filed on November 21, 2002 to announce that the Company had received notification from Nasdaq Listing Qualifications that the Company was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires the Company to have a minimum of $2,500,000 in stockholders' equity or a market value of listed securities of $35,000,000 or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

            Form 8-K was filed on December 27, 2002 to announce that the Company received a Nasdaq Staff Determination that its securities are subject to delisting from The Nasdaq SmallCap Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff determination.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLICKNSETTLE.COM, INC.


     Date: February 11, 2003                By: /s/ Roy Israel
                                                --------------------------------
                                            Roy Israel, President and CEO


     Date: February 11, 2003                By: /s/ Patricia A. Giuliani-Rheaume
                                                --------------------------------
                                            Patricia A. Giuliani-Rheaume, Vice
                                            President, Treasurer and CFO

                                  CERTIFICATION

I, Roy Israel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of clickNsettle.com, Inc. (the "registrant");

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


/s/ Roy Israel
----------------------------------
Roy Israel - Chairman of the Board, CEO and President

                                  CERTIFICATION

I, Patricia Giuliani-Rheaume, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of clickNsettle.com, Inc. (the "registrant");

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


/s/ Patricia Giuliani-Rheaume
----------------------------------
Patricia Giuliani-Rheaume - Vice President, Chief Financial Officer and
Treasurer