Form 10QSB
period 2003-03-31
CLICKNSETTLE COM INC
filed 2003-05-14
CIK 925741

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 12, 2003, 1,408,176 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes |_| No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

              Consolidated Balance Sheets at
               March 31, 2003 and June 30, 2002                                3

              Consolidated Statements of Operations
               for the three and nine month periods ended
               March 31, 2003 and 2002                                         4

              Consolidated Statements of Changes in
               Stockholders' Equity and Comprehensive
               Loss for the nine month periods ended
               March 31, 2003 and 2002                                         5

              Consolidated Statements of Cash Flows
               for the nine month periods ended
               March 31, 2003 and 2002                                         6

              Notes to Consolidated Financial Statements                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                      10

ITEM 3. CONTROLS AND PROCEDURES                                               19

PART II. OTHER INFORMATION

              Item 1.  Legal Proceedings                                      20

              Item 6.  Exhibits and Reports on Form 8-K                       20
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,       June 30,
                                                                         2003            2002
                                                                     ------------    ------------
                                                                     (unaudited)     (derived from
                                                                                        audited
                                                                                       financial
                                     ASSETS                                           statements)
CURRENT ASSETS
  Cash and cash equivalents                                          $  1,216,975    $  1,917,066
  Marketable securities                                                   608,106         319,600
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                279,406         380,518
  Prepaid expenses and other current assets (net of allowance
     for doubtful note receivable of $24,250 and $0, respectively)         83,474          84,393
                                                                     ------------    ------------

     Total current assets                                               2,187,961       2,701,577

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation          162,632         216,939

OTHER ASSETS                                                               42,975          42,975
                                                                     ------------    ------------

                                                                     $  2,393,568    $  2,961,491
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $    115,554    $    258,097
  Accrued expenses and other liabilities                                  293,200         270,750
  Accrued payroll and employee benefits                                   150,338          37,231
  Deferred revenues                                                       283,759         302,407
                                                                     ------------    ------------

     Total current liabilities                                            842,851         868,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 15,000,000 shares authorized;
    1,450,259 shares issued and outstanding                                 1,450           1,450
  Additional paid-in capital                                           10,111,577      10,111,324
  Accumulated deficit                                                  (8,451,465)     (7,914,736)
  Accumulated other comprehensive loss                                    (26,927)        (21,114)
  Less common stock in treasury at cost,  42,083 shares                   (83,918)        (83,918)
                                                                     ------------    ------------

     Total stockholders' equity                                         1,550,717       2,093,006
                                                                     ------------    ------------

                                                                     $  2,393,568    $  2,961,491
                                                                     ============    ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Three months ended March 31,          Nine months ended March 31,
                                                                  2003              2002               2003               2002
                                                              -----------        -----------        -----------        -----------
Net revenues                                                  $   858,934        $   881,992        $ 2,814,132        $ 2,709,889
                                                              -----------        -----------        -----------        -----------
Operating costs and expenses
  Cost of services                                                194,869            235,318            653,398            674,613
  Sales and marketing expenses                                    254,547            351,247            842,077          1,165,585
  General and administrative expenses                             626,889            594,290          1,866,694          1,885,967
                                                              -----------        -----------        -----------        -----------
                                                                1,076,305          1,180,855          3,362,169          3,726,165
                                                              -----------        -----------        -----------        -----------
           Loss from operations                                  (217,371)          (298,863)          (548,037)        (1,016,276)
Other income (expenses)
   Investment income (loss)                                           579              8,023              4,058            (24,267)
   Other income                                                     3,767              3,144              7,250             11,167
                                                              -----------        -----------        -----------        -----------
                                                                    4,346             11,167             11,308            (13,100)
                                                              -----------        -----------        -----------        -----------
            Loss before income taxes                             (213,025)          (287,696)          (536,729)        (1,029,376)

Income taxes                                                         --                 --                 --                 --
                                                              -----------        -----------        -----------        -----------

             NET LOSS                                         $  (213,025)       $  (287,696)       $  (536,729)       $(1,029,376)
                                                              ===========        ===========        ===========        ===========

Net loss per common share - basic and diluted                 $     (0.15)       $     (0.20)       $     (0.38)       $     (0.73)
                                                              ===========        ===========        ===========        ===========

Weighted-average shares outstanding - basic and diluted         1,408,176          1,408,176          1,408,176          1,417,293
                                                              ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE LOSS
              Nine months ended March 31, 2003 and 2002 (unaudited)



                                                                                 Common stock           Additional
                                                                                 ------------            paid-in        Accumulated
                                                                             Shares           Amount     capital          deficit
                                                                          ----------------------------------------------------------
Balances at June 30, 2001                                                    4,350,776       $ 4,351   $ 10,106,484    $ (6,687,254)
One-for-three reverse stock split effectuated on August 20, 2001            (2,900,517)       (2,901)         2,901
                                                                          ----------------------------------------------------------
                                                                             1,450,259         1,450     10,109,385      (6,687,254)
Compensation related to stock options                                                                         1,454
Purchase of common shares for treasury
Net loss                                                                                                                 (1,029,376)
Change in unrealized loss on marketable securities


Comprehensive loss


                                                                          ----------------------------------------------------------
Balances at March 31, 2002                                                   1,450,259       $ 1,450   $ 10,110,839    $ (7,716,630)
                                                                          ==========================================================


Balances at June 30, 2002                                                    1,450,259         1,450     10,111,324      (7,914,736)

Compensation related to stock options                                                                           253
Net loss                                                                                                                   (536,729)
Change in unrealized loss on marketable securities


Comprehensive loss


                                                                          ----------------------------------------------------------
Balances at March 31, 2003                                                   1,450,259       $ 1,450   $ 10,111,577    $ (8,451,465)
                                                                          ==========================================================



                                                                          Accumulated
                                                                             other          Common         Total         Compre-
                                                                          comprehensive     stock in    stockholders'    hensive
                                                                              loss         treasury        equity         loss
                                                                          ----------------------------------------------------------
Balances at June 30, 2001                                                  $  (6,135)      $ (12,755)    $ 3,404,691
One-for-three reverse stock split effectuated on August 20, 2001
                                                                          ------------------------------------------
                                                                              (6,135)        (12,755)      3,404,691
Compensation related to stock options                                                                          1,454
Purchase of common shares for treasury                                                       (71,163)        (71,163)
Net loss                                                                                                  (1,029,376)  $ (1,029,376)
Change in unrealized loss on marketable securities                            (9,728)                         (9,728)        (9,728)
                                                                                                                       ------------

Comprehensive loss                                                                                                     $ (1,039,104)
                                                                                                                       ============

                                                                          ------------------------------------------
Balances at March 31, 2002                                                 $ (15,863)      $ (83,918)    $ 2,295,878
                                                                          ==========================================


Balances at June 30, 2002                                                    (21,114)        (83,918)      2,093,006

Compensation related to stock options                                                                            253
Net loss                                                                                                    (536,729)  $   (536,729)
Change in unrealized loss on marketable securities                            (5,813)                         (5,813)        (5,813)
                                                                                                                       ------------

Comprehensive loss                                                                                                     $   (542,542)
                                                                                                                       ============

                                                                          ------------------------------------------
Balances at March 31, 2003                                                 $ (26,927)      $ (83,918)    $ 1,550,717
                                                                          ==========================================

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended March 31,

                                                                                      2003          2002
                                                                                  -----------    -----------
Cash flows from operating activities
   Net loss                                                                       $  (536,729)   $(1,029,376)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                    66,125         76,976
      (Gains) losses on sales of marketable securities                                (42,258)         8,655
      Write-down of marketable securities                                              58,732         57,045
      Advertising in exchange for common stock                                         18,285        289,148
      Compensation related to stock options                                               253          1,454
      Provision for write-down of note receivable                                      24,250
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                              101,113         36,266
         (Increase) in prepaid expenses and other current assets                      (41,617)       (59,460)
         (Decrease) in accounts payable, accrued expenses and other liabilities      (120,093)       (48,810)
         Increase in accrued payroll and employee benefits                            113,107         44,962
         (Decrease) increase in deferred revenues                                     (18,648)        44,397
                                                                                  -----------    -----------
      Net cash used in operating activities                                          (377,480)      (578,743)
                                                                                  -----------    -----------

Cash flows from investing activities
   Purchases of marketable securities                                                (481,975)       (70,196)
   Proceeds from sales of marketable securities                                       171,182         38,186
   Purchases of furniture and equipment                                               (11,818)        (7,807)
                                                                                  -----------    -----------
      Net cash used in investing activities                                          (322,611)       (39,817)
                                                                                  -----------    -----------

Cash flows from financing activities
   Purchase of treasury stock at cost                                                    --          (71,163)
                                                                                  -----------    -----------
      Net cash used in financing activities                                              --          (71,163)
                                                                                  -----------    -----------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (700,091)      (689,723)

Cash and cash equivalents at beginning of period                                    1,917,066      2,558,372

                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $ 1,216,975    $ 1,868,649
                                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Nine months ended March 31, 2003
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2003 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2003 and 2002 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2002 consolidated financial statements.

2. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 987,437 and 730,439 at March 31, 2003 and 2002, respectively, would be antidilutive as the Company incurred net losses for the three and nine month periods ended March 31, 2003 and 2002.

3. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred $8,258 and $81,719 for the quarters ended March 31, 2003 and 2002, respectively, and $42,225 and $343,229 for the nine month periods ended March 31, 2003 and 2002, respectively. Of such totals, non-cash advertising charges comprise $0 and $63,431, respectively, for the third quarter of fiscal years 2003 and 2002 and $18,285 and $289,148, respectively, for the nine month periods ended March 31, 2003 and 2002. In accordance with the terms of the August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising subsequent to the initial two-year term. Such advertising is to be used from June 2003 through June 2004.

4. On September 25, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company had been provided 90 calendar days, or until December 24, 2002, to regain compliance. The Company was not able to regain compliance. Additionally, on November 6, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company had been provided 180 calendar days, or until May 5, 2003, to regain compliance. Further, on December 23, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company met with The Nasdaq Listing

Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market. On March 5, 2003, The Nasdaq Listing Qualifications Panel delisted the Company's securities from The Nasdaq SmallCap Market. Since that date, the Company's common stock has been listed on the OTC Bulletin Board.

5. On March 14, 2003, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 266,667 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 14, 2004, provided, however, that the Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases in the nine month period ended March 31, 2003, and, through March 31, 2003, the Company had purchased 42,083 shares under the Plan for an aggregate cost of $83,918.

6. The components of comprehensive income (loss) are as follows:

                                         Three months ended March 31,
                                            2003              2002
                                        -----------       -----------
Net loss                                $  (213,025)      $  (287,696)
Change in unrealized gain (loss)
   on marketable securities                  (2,266)          (14,970)
                                        -----------       -----------

Comprehensive loss                      $  (215,291)      $  (302,666)
                                        -----------       -----------

                                         Nine months ended March 31,
                                            2003              2002
                                        -----------       -----------
Net loss                                $  (536,729)      $(1,029,376)
Change in unrealized gain (loss)
   on marketable securities                  (5,813)           (9,728)
                                        -----------       -----------

Comprehensive loss                      $  (542,542)      $(1,039,104)
                                        -----------       -----------


7. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has chosen to adopt only the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As a result, no stock-based employee compensation cost is reflected in the net loss as all options granted to employees and directors under the Company's Incentive and Nonqualified Stock Option Plan (the "Plan") had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                           Three months ended March 31,
                                              2003              2002
                                          -----------       -----------
Net loss, as reported                     $  (213,025)      $  (287,696)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   (101,087)         (133,335)
                                          -----------       -----------

Proforma net loss                         $  (314,112)      $  (421,031)
                                          -----------       -----------

Net loss per common share:
   Basic and diluted - as reported        $     (0.15)      $     (0.20)
   Basic and diluted - pro forma          $     (0.22)      $     (0.30)


                                           Nine months ended March 31,
                                               2003             2002
                                          -----------       -----------
Net loss, as reported                     $  (536,729)      $(1,029,376)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   (353,502)         (500,327)
                                          -----------       -----------

Proforma net loss                         $  (890,231)      $(1,529,703)
                                          -----------       -----------

Net loss per common share:
   Basic and diluted - as reported        $     (0.38)      $     (0.73)
   Basic and diluted - pro forma          $     (0.63)      $     (1.08)

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

We have Recent and, Anticipate, Continuing Losses

      We have incurred operating losses during the last six years and through March 31, 2003. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations and our financial condition may be materially and adversely affected.

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

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 625,859 shares or approximately 44.4% of the common stock outstanding based on 1,408,176 shares of common stock outstanding as of May 6, 2003. Of that number, Mr. Israel beneficially owns 401,713 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

Our common stock is no longer listed on The Nasdaq SmallCap Market

      On March 5, 2003, The Nasdaq Listing Qualifications Panel delisted our common stock from The Nasdaq SmallCap Market. Since that date, trading in our securities has been conducted in the over-the-counter market in the NASD's OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to purchase, dispose of and to obtain accurate quotations as to the value of our securities.

      In addition, as the trading price of our common stock has been less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including (a) a requirement that they make an individualized written suitability determination for the purchaser and (b) receive the purchaser's written consent prior to the transaction.

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

      We have and may continue to incur net losses in the future as a result of
(a) continuing enhancements and other costs associated with our software-based products and (b) the remainder of our advertising campaign. Our present advertising campaign commenced in August 2000 when we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, NAM (National Arbitration and Mediation). We believe the NAM brand name is well-known in our unique niche of the business-to-business market and is a premier brand name in the ADR industry. As part of our agreement, as amended, with American Lawyer Media, Inc., we will additionally purchase $250,000 of advertising. Such advertising is to be used from June 2003 through June 2004. However, we do not anticipate maintaining the same level of advertising expense going forward after this period and we believe our revenues will not be adversely impacted.

Third Quarter Ended March 31, 2003 Compared to Third Quarter Ended March 31,
2002

      Revenues. Revenues decreased 2.6% to $858,934 for the third quarter ended March 31, 2003 from $881,992 for the comparable prior period. The decrease in revenues is primarily attributable to a lower number of cases heard in the current period offset by a rise in the average dollars earned per hearing.

Due to inclement weather in the northeast during February 2003, several days of hearings had to be adjourned or cancelled. Further, we believe our revenue has been adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. The immediate effect of such is a slow down in the number of cases being referred to us. However, in a broader sense, we believe that lawsuits continue to be commenced and that our oversight dispute resolution software should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe our product will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

      As we continue to recruit an exclusive pool of former, top-tier hearing officers, we believe this will enable us to attract a higher volume and diversity of cases, the nature of which demands the talented and well-respected hearing officers that we have to offer. As a result, we believe the average dollars earned per hearing will continue to be favorably impacted.

      Cost of Services. Cost of services decreased 17.2% to $194,869 for the third quarter ended March 31, 2003 from $235,318 for the third quarter ended March 31, 2002. Additionally, the cost of services as a percentage of revenues decreased to approximately 22.7% in the third quarter of fiscal year 2003 from 26.7% in the third quarter of fiscal year 2002. The improvement in the ratio is attributed to the increase in average dollars earned per hearing as well as the type of cases administered. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

      Sales and Marketing. Sales and marketing costs decreased 27.5% to $254,547 for the third quarter ended March 31, 2003 from $351,247 for the third quarter ended March 31, 2002. Sales and marketing costs as a percentage of revenues decreased to 30% in the third quarter of fiscal year 2003 from 40% in the third quarter of fiscal year 2002. Most of the decrease (approximately $73,500) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the quarters ended March 31, 2003 and 2002 was $0 and $63,431, respectively. At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, NAM (National Arbitration and Mediation). We believe the NAM brand name is well-known in our unique niche of the business-to-business market and is a premier brand name in the ADR industry. As part of our agreement, as amended, with American Lawyer Media, Inc., we will additionally purchase $250,000 of advertising. Such advertising is to be used from June 2003 through June 2004. However, we do not anticipate maintaining the same level of advertising expense going forward after this period and we believe our revenues will not be adversely impacted. The remainder of the decrease in sales and marketing costs relates to a decline in amounts incurred for salaries and related costs, travel and entertainment and promotions (which in total declined by approximately $23,200).

      General and Administrative. General and administrative costs increased 5.5% to $626,889 for the third quarter ended March 31, 2003 from $594,290 for the third quarter ended March 31, 2002. A portion of the increase (approximately $75,300) relates to employee costs and related items (including benefits, payroll taxes and outside services) and real estate transactional costs. Offsetting the above increases was a decline in legal fees and depreciation costs totaling approximately $41,500. The decline in legal fees was principally due to higher expenditures incurred in the prior year period to apply for international patents and trademarks for our web-enabled dispute resolution management and operational system that did not recur in the current year period. General and administrative costs as a percentage of revenues increased to 73% for the third quarter ended March 31, 2003 from 67% for the third quarter ended March 31, 2002.

      Other Income (Expenses). Other income decreased by 61.1% from $11,167 for the third quarter ended March 31, 2002 to $4,346 for the third quarter ended March 31, 2003. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) was $420 in the third quarter of fiscal year 2002 versus $5,840 in the third quarter of fiscal year 2003, resulting in an increase in realized losses of $5,420. Also, net interest income generated primarily from investments in money market funds declined by $2,024 from $8,443 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods. At March 31, 2003, approximately 82% of cash equivalents and marketable securities were invested in government securities and money market funds (whose rate of return will fluctuate based on prevailing interest rates).

      Income Taxes. Tax benefits resulting from net losses incurred for the periods ended March 31, 2003 and 2002 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

      Net Loss. For the three months ended March 31, 2003, we had a net loss of $213,025 as compared to a net loss of $287,696 for the three months ended March 31, 2002. The loss declined principally due to reductions in cost of services, advertising and other sales and marketing expenses offset by a decline in revenues and an increase in administrative expenses.


Nine months Ended March 31, 2003 Compared to Nine months Ended March 31, 2002

      Revenues. Revenues increased 3.8% to $2,814,132 for the nine months ended March 31, 2003 from $2,709,889 for the comparable prior period. The increase in revenues is primarily attributable to a rise in the average dollars earned per hearing, offset by a decline in cases heard during the nine month period. Due to inclement weather in the northeast during December 2002 and February 2003, several days of hearings had to be adjourned or cancelled. Furthermore, we believe our revenue has been adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. The immediate effect of such is a slow down in the number of cases being referred to us. However, in a broader sense, we believe that lawsuits continue to be commenced and that our oversight dispute resolution software should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe our product will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

      As we continue to recruit an exclusive pool of former, top-tier hearing officers, we believe this will enable us to attract a higher volume and diversity of cases, the nature of which demands the talented and well-respected hearing officers that we have to offer. As a result, we believe the average dollars earned per hearing will continue to be favorably impacted.

      Cost of Services. Cost of services decreased 3.1% to $653,398 for the nine months ended March 31, 2003 from $674,613 for the nine months ended March 31, 2002. Additionally, the cost of services as a percentage of revenues decreased to approximately 23.2% in the first nine months of fiscal year 2003 from 24.9% in the first nine months of fiscal year 2002. The improvement in the ratio is attributed to the increase in average dollars earned per hearing as well as the type of cases administered. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

      Sales and Marketing. Sales and marketing costs decreased 27.8% to $842,077 for the nine months ended March 31, 2003 from $1,165,585 for the nine months ended March 31, 2002. Sales and marketing costs as a percentage of revenues decreased to 30% in the first nine months of fiscal year 2003 from 43% in the first nine months of fiscal year 2002. Most of the decrease (approximately $301,000) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the nine months ended March 31, 2003 and 2002 was $18,285 and $289,148, respectively. At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, NAM (National Arbitration and Mediation). We believe the NAM brand name is well-known in our unique niche of the business-to-business market and is a premier brand name in the ADR industry. As part of our agreement, as amended, with American Lawyer Media, Inc., we will additionally purchase $250,000 of advertising. Such advertising is to be used from June 2003 through June 2004. However, we do not anticipate maintaining the same level of advertising expense going forward after this period and we believe our revenues will not be adversely impacted. The remainder of the decrease in sales and marketing costs pertained primarily to salaries and related costs which declined by approximately $24,900.

      General and Administrative. General and administrative costs decreased 1.0% to $1,866,694 for the nine months ended March 31, 2003 from $1,885,967 for the nine months ended March 31, 2002. There was a large decrease (approximately $152,400) in legal and professional fees which, in the prior year period, primarily related to fees incurred to apply for international patents and trademarks for our web-enabled dispute resolution management and operational system and mergers and acquisitions activity that did not recur in the current year period. Additionally, we reduced expenditures by approximately $58,600 with respect to taxes, market fees and internet services. Offsetting these decreases was an increase in employee costs and related items (including benefits, payroll taxes and outside services) amounting to approximately $161,300, as well as increases totaling approximately $34,000 for an allowance for a doubtful note receivable and real estate transactional costs. The increase in employee costs was largely due to increases in staff for computer programmers in our information technology department and for other administrative functions, including temporary help, to support and develop our dispute resolution processing and oversight software. General and administrative costs as a percentage of revenues decreased to 66% for the first nine months of fiscal year 2003 from 70% for the first nine months of fiscal year 2002.

      Other Income (Expenses). Other income (expenses) changed by $24,408, from other expenses of ($13,100) for the nine months ended March 31, 2002 to other income of $11,308 for the nine months ended March 31, 2003. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains (losses) (which includes write-downs for other than temporary declines in the value of marketable securities) approximated ($65,700) in the first nine months of fiscal year 2002 versus ($16,474) in the first nine months of fiscal year 2003, an improvement of $49,226. As an offset, net interest income generated primarily from investments in money market funds declined by approximately $20,811 from $41,433 in the prior year period due to lower invested balances and a decline in the prevailing interest rates between the two periods. At March 31, 2003, approximately 82% of cash equivalents and marketable securities were invested in government securities and money market funds (whose rate of return will fluctuate based on prevailing interest rates).

      Income Taxes. Tax benefits resulting from net losses incurred for the nine month periods ended March 31, 2003 and 2002 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

      Net Loss. For the nine months ended March 31, 2003, we had a net loss of $536,729 as compared to a net loss of $1,029,376 for the nine months ended March 31, 2002. The loss declined as we secured higher fees for services rendered to our clients as a result of an increase in the type and diversity of cases heard, as well as reduced advertising expenses and achieved operating efficiencies.

Liquidity and Capital Resources

      At March 31, 2003, the Company had a working capital surplus of $1,345,110 compared to $1,833,092 at June 30, 2002. The decrease in working capital occurred primarily as a result of the loss from operations.

      Net cash used in operating activities was $377,480 for the nine months ended March 31, 2003 versus $578,743 in the prior comparable period. Cash used in operating activities principally declined due to a reduction in the loss from operations which was partially offset by a decrease in non-cash charges for advertising.

      Net cash used in investing activities was $332,611 for the nine months ended March 31, 2003 versus $39,817 in the comparable prior period. The change in cash from investing activities was primarily due to a higher level of net purchases of marketable securities and an increase in purchases of furniture and equipment in the current period.

      Net cash used in financing activities was $0 for the nine months ended March 31, 2003 versus $71,163 in the prior comparable period. In the prior period, we purchased 36,500 shares of our common stock for an aggregate cost of $71,163.

      We have incurred net losses and had negative cash flow from operations during the last six years and through March 31, 2003. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of March 31, 2003, we had $1,516,132 in aggregate cash, cash equivalents and government securities. We believe that, through the proper use of these existing funds, from revenue generated from existing and new services and from expense reductions achieved by streamlining operations through the use of an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

Contractual Obligations and Commitments

      The Company has operating lease obligations for equipment and office space. At June 30, 2002, the minimum lease payments, as adjusted for sublease rentals, under noncancelable leases are as follows by fiscal year:

               2003            $ 253,700
               2004              193,900
               2005              190,700
               2006                  900
                               ---------
               Total           $ 639,200

Nasdaq Listing

      On September 25, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company had been provided 90 calendar days, or until December 24, 2002, to regain compliance. The Company was not able to regain compliance. Additionally, on November 6, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company had been provided 180 calendar days, or until May 5, 2003, to regain compliance. Further, on December 23, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company met with The Nasdaq Listing Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market. On March 5, 2003, The Nasdaq Listing Qualifications Panel delisted the Company's securities from The Nasdaq SmallCap Market. Since that date, the Company's common stock has been listed on the OTC Bulletin Board.

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

            Not applicable,

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

10.2 Employment Agreement between Company and Roy Israel effective July 1, 2002 (12)

10.5        Employment Agreement between Company and Patricia Giuliani-Rheaume
            (2)

10.7        Lease Agreement for Great Neck, New York facility (1)

10.7.1      Amendment to Lease Agreement for Great Neck, New York facility (4)

10.7.2      Third Amendment to Lease Agreement for Great Neck, New York facility
            (10)

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

**          Filed herewith.

            (b) Reports on Form 8-K.

            Form 8-K was filed on January 9, 2003 to announce that the Company was to meet with The Nasdaq Listing Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market.

            Form 8-K was filed on March 4, 2003 to announce that the Company received a letter dated February 28, 2003 from the Nasdaq Listing Qualifications Panel stating that the Company's common stock will be delisted from The Nasdaq SmallCap Market effective with the opening of business on March 5, 2003.

            Form 8-K was filed on March 14, 2003 to announce the extension of the Company's March 1998 Purchase Plan pursuant to which the number of shares of common stock of the Company eligible for purchase under the plan remained at an aggregate of 266,667 shares

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLICKNSETTLE.COM, INC.


      Date: May 12, 2003               By: /s/ Roy Israel
                                           -------------------------------------
                                           Roy Israel, President and CEO


      Date: May 12, 2003               By: /s/ Patricia A. Giuliani-Rheaume
                                           -------------------------------------
                                           Patricia A. Giuliani-Rheaume,
                                           Vice President,Treasurer and CFO

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


Date: May 12, 2003


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


Date: May 12, 2003


/s/ Patricia Giuliani-Rheaume
-------------------------------------------
Patricia Giuliani-Rheaume - Vice President,
Chief Financial Officer and Treasurer