Form 10KSB
period 2003-06-30
CLICKNSETTLE COM INC
filed 2003-09-25
CIK 925741

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

                       1010 NORTHERN BOULEVARD, SUITE 336
                           GREAT NECK, NEW YORK 11021
                    (Address of Principal Executive Offices)

                                 (516) 829-4343
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
Common Stock $.001 Par Value                  Over the Counter Bulletin Board

Title of each class                    Name of each exchange on which registered
Common Stock $.001 Par Value                      Boston Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.|_|

State issuer's revenues for its most recent fiscal year. $4,078,119

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 8, 2003 is $273,812.

As of September 8, 2003, 1,408,176 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                  DOCUMENTS INCORPORATED BY REFERENCE

                  Part I. -- None Part II. -- None

                  Part III. -- Proxy statement to be filed by October 28, 2003

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

      Our objective is to become the leading global provider of dispute resolution services by providing services and technology designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned within the ADR industry as we offer highly qualified hearing officers, premium services and innovative solutions designed to appeal to a client base which has become more sophisticated with the continuing acceptance and utilization of ADR. We have a patent pending on our inventions relating to dispute resolution processing and oversight. Additionally, depending upon market acceptance, we will review the needs of our current and prospective customers and offer those solutions that we believe will be of the most value to our clients and to our shareholders. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing client base will be charged with growing our business and exploiting our inherent market advantages. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) the licensing and/or sale of dispute resolution-related software; (2) build brand recognition of NAM (National Arbitration and Mediation) as the premier provider of dispute resolution solutions through our advertising campaign; (3) continue to attract and retain the services of highly talented, former top-tier judges and attorneys to act as independent and impartial hearing officers; and (4) broaden the type and complexity of the dispute resolution cases we administer.

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

Services Offered

      Arbitration: Our arbitration procedure follows a format essentially similar to a non-jury trial in the public court system. Parties are given a forum in which to present their cases. Litigants utilize this process to save a significant amount in fees relative to traditional court costs and are spared the time delays and some of the cumbersome procedures commonly associated with public court trials. Our hearings are generally governed by our rules of procedure. The parties, however, may depart from these rules and proceed in the fashion they deem desirable for the resolution of the case. The parties select a panel member from approximately 1,700 hearing officers worldwide.

      The hearings are private, thereby providing a level of confidentiality not readily available in the public court system. Subject to the parties' agreement, the proceedings may include discovery, examination of non-party witnesses, the filing of post-hearing briefs and other matters that may arise in the conduct of non-jury trials.

      The arbitrations are usually one of the following: (i) a regular arbitration, in which the hearing officer has authority to issue a ruling and/or award a remedy without limitations; (ii) a "high/low" arbitration, where the parties may choose to set the parameters of the award by pre-selecting the high and low dollar limits that can be awarded by the hearing officer; and (iii) the so-called "baseball" arbitration, which typically involves the submission by each party of their last best figure and the reason why it should be accepted with the hearing officer's binding recommendation being restricted to either one figure or the other. These types of arbitration are not exclusive, and the parties may fashion whatever parameters are mutually agreed upon.

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

      Other ADR Services: In addition to mediations and arbitrations, we offer, among other services, ADR consulting and training, mock jury trials, specialized ADR video conferencing and other custom dispute resolution services depending on the sensitivities of our clients and their respective cases.

      Electronic Oversight Applications: In combination with our existing services, we offer oversight applications that provide a new and efficient method to manage large-scale, high volume ADR programs, while affording parties transparency and integrity of process. We believe our unique innovations in this area will continue to meet with increased market acceptance.

Marketing and Sales

      Our comprehensive suite of ADR offerings is designed to streamline and administer non-judicial dispute resolution initiatives. Much of our marketing effort has been concentrated on demonstrating our complete line of services to our existing clientele as we believe there exists great potential to expand these relationships. We believe our web-based management "toolkit" enables our clients to accurately assess the value of ADR and adds invaluable transparency and metrics to ensure the integrity of ADR initiatives. As such, we believe case referrals should increase. Further, we have also targeted our marketing efforts towards commercial and governmental entities, which are well suited to benefit from our patent-pending dispute resolution inventions that provide organizational oversight over large-scale, multi-dimensional ADR programs.

      Our Account Executives are charged with the goal of pursuing new business as well as increasing the volume of business with existing clients through in-person meetings, presentations and educational seminars relating to ADR services. Each is equipped with various tools and metrics enabling them to gauge client activity and their own individual sales effectiveness. As of September 8, 2003, we employed 15 Account Executives to market our services. These individuals are salaried employees and are generally eligible for additional commissions/incentives based on revenue generated.

      Our President and Executive Vice President of Sales are active in working with our Account Executives. Account Executives in our regional office first report to a Regional Manager who then reports to the Executive Vice President of Sales. The employment agreements of the Executive Vice President of Sales and of the Regional Manager of our Massachusetts office provide for additional compensation based on the achievement of specified financial criteria for their respective areas.

      The majority of our clients are insurance carriers, law firms and corporations. In fiscal years 2003 and 2002, no customer exceeded 10% of net revenues. We have a diversified customer base with our revenue distributed among more than 1,750 clients in both fiscal years 2003 and 2002.

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

      As compared to the majority of our competitors, we believe that our total solution, comprised of a superior roster of highly qualified hearing officers available on a global basis and extensive case management tools, is unique. Further, we believe we have certain advantages that enable us to better serve our clients. These advantages include: (1) exclusive agreements with many of our most sought after hearing officers, who are generally former judges and respected attorneys and (2) our web-enabled dispute resolution case management and operational system, which provides transparency and ensures integrity of process, while also providing analysis of a client's entire ADR program on a regional, national or global basis. We cannot assure you, however, that these perceived advantages will enable us to compete successfully in the future.

Government Regulation

      ADR services that are offered by private companies, like us, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.

Employees

      As of September 8, 2003, we employed 34 persons, including one part-time employee; of these, three were in executive positions, 16 were Sales Managers and Account Executives and the remaining 15 employees support our operations with respect to information technology, accounting, scheduling, confirming, billing and other administrative duties. The Company also currently utilizes the service of a temporary employee who is eligible for long-term employment.

Hearing Officers

      As of September 8, 2003, we maintained relationships with approximately 1,700 hearing officers. We have exclusive agreements with respect to ADR proceedings with a number of these hearing officers. Such hearing officers accounted for approximately 66% of the number of in-person cases handled by us for the year ended June 30, 2003. The remaining non-exclusive hearing officers make their services available to us on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of our roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain two leased facilities, which are located in office buildings. Currently, we lease 9,080 square feet of space at 1010 Northern Boulevard, Great Neck, New York for our corporate headquarters and for providing hearing/conference facilities in the New York area. The lease expires June 2005. During fiscal year 2003, we entered into a sub-lease agreement for 2,750 square feet at our Great Neck facility for the period from March 2003 through June 2005 with sublease rentals of approximately $73,900 per annum. We also lease 1,320 square feet of space, on a month-to-month basis, for our North Easton, Massachusetts office. We believe this space is adequate for our reasonably anticipated future needs.

      The aggregate rental expense, net of sublease income of $24,536, for all of our offices was $238,647 during the year ended June 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

      We are a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Our Common Stock is quoted on the NASD's Over-the-Counter Bulletin Board under the trading symbol "CLIK" since March 5, 2003; prior thereto, our Common Stock was quoted on The Nasdaq SmallCap Market since we commenced public trading on November 18, 1996. Our Warrants, under the trading symbol "CLIKW," were quoted on the NASD's Over-the-Counter Bulletin Board since February 28, 2001; prior thereto, they were quoted on the Nasdaq SmallCap Market. On November 13, 2001, the Warrants expired. Before November 18, 1996, there was no public market for our securities. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by The Nasdaq SmallCap Market and the NASD's Over-the-Counter Bulletin Board) for each fiscal quarter during the periods indicated.

                                          Common Stock              Warrants
                                         High        Low       High          Low
                                        -----------------     ------------------

Fiscal Year 2003:
First quarter (07/1/02-9/30/02)         $ 1.35     $ 0.77        N/A         N/A
Second quarter (10/01/02-12/31/02)        0.77       0.57        N/A         N/A
Third quarter (01/01/03-03/31/03)         0.73       0.25        N/A         N/A
Fourth quarter (04/01/03-06/30/03)        0.95       0.55        N/A         N/A

Fiscal Year 2002:
First quarter (07/1/01-9/30/01)         $ 3.27     $ 0.90     $ 0.02      $ 0.01
Second quarter (10/01/01-12/31/01)        2.75       0.65       0.01        0.00
Third quarter (01/01/02-03/31/02)         2.64       0.78        N/A         N/A
Fourth quarter (04/01/02-06/30/02)        1.53       1.11        N/A         N/A

      On August 20, 2001, we effectuated a 1-for-3 reverse stock split of our common stock. All common stock prices above have been restated to reflect the reverse stock split. The above redeemable warrants have not been restated as the terms of exercise were instead adjusted. On September 8, 2003, the closing bid price for our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.35.

      As of August 29, 2003, there were approximately 480 holders of our common stock.

      We have not paid any dividends upon our common stock. The payment of common stock dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.

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

      Our objective is to become the leading global provider of dispute resolution services by providing services and technology designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned within the ADR industry as we offer highly qualified hearing officers, premium services and innovative solutions designed to appeal to a client base which has become more sophisticated with the continuing acceptance and utilization of ADR. We have a patent pending on our inventions relating to dispute resolution processing and oversight. Additionally, depending upon market acceptance, we will review the needs of our current and prospective customers and offer those solutions that we believe will be of most value to our clients and to our shareholders. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing client base will be charged with growing our business and exploiting our inherent market advantages. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) the licensing and/or sale of dispute resolution-related software; (2) build brand recognition of NAM (National Arbitration and Mediation) as the premier provider of dispute resolution solutions through our advertising campaign; (3) continue to attract and retain the services of highly talented, former top-tier judges and attorneys to act as independent and impartial hearing officers; and (4) broaden the type and complexity of the dispute resolution cases we administer.

Future Trends

      With the recent string of corporate failures and scandals, it is likely that individuals and groups will seek retribution via a legal outlet. At the same time, a greater emphasis has been placed on the protection of investors, employees and other groups as evidenced by many new proposed and adopted corrective actions and laws. The confluence of the above in conjunction with the current economic slowdown creates a fertile environment for our services, particularly those related to oversight applications that can uniquely address and facilitate many of these areas of concern. Our suite of services enhance business practices by enabling our clients to better manage their operations through data driven features and, at the same time, produce cost savings given the tremendous expense related to traditional litigation versus our quicker, more efficient dispute resolution solutions.

      We have and may continue to incur net losses in the future as a result of
(a) continuing enhancements and other costs associated with our investment in technology and (b) our advertising expenses. Our advertising campaign commenced in August 2000 when we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 61,474 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001). At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, NAM (National Arbitration and Mediation). We believe that NAM is a proven and well-respected brand in the ADR industry. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 though June 2004. However, we currently anticipate that, at the conclusion of our present campaign, we will reduce our advertising expenses and we believe our revenues will not be adversely impacted.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Results of Operations

      Revenues. Revenues increased 3.1% to $4,078,119 for the year ended June 30, 2003 from $3,957,069 for the comparable prior period. We believe our revenue has been adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. This affects the number of cases heard. However, at the same time, the average dollars earned per hearing has increased. In a broader sense, we believe that lawsuits continue to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe our services will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

      As we continue to add to our exclusive pool of highly qualified hearing officers, we believe our roster will enable us to attract a higher volume and diversity of cases. As a result, we believe the average dollars earned per hearing will continue to be favorably impacted.

      Cost of Services. Cost of services increased 3.6% to $1,006,562 for the year ended June 30, 2003 from $971,255 for the year ended June 30, 2002. The cost of services as a percentage of revenues remained consistent between the years at approximately 25% for both fiscal years 2003 and 2002. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs decreased 31.0% to $1,137,489 for the year ended June 30, 2003 from $1,649,643 for the year ended June 30, 2002. Sales and marketing costs as a percentage of revenues decreased to 28% in fiscal year 2003 from 42% in fiscal year 2002. Most of the decrease (approximately $468,300) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the years ended June 30, 2003 and 2002 was $18,285 and $461,318, respectively. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 though June 2004. During the year ended June 30, 2003, we incurred $22,835 of advertising expense related to this commitment. The remainder of the decrease in sales and marketing costs pertained primarily to salaries and related costs that declined by approximately $54,800.

            General and Administrative. General and administrative costs decreased 2.0% to $2,437,805 for the year ended June 30, 2003 from $2,488,719 for the year ended June 30, 2002. There was a large decrease (approximately $169,100) in legal and professional fees which, in the prior year period, primarily related to fees incurred to apply for international patents and trademarks for our technology inventions and mergers and acquisitions activity that did not recur in the current year. Additionally, we reduced expenditures by approximately $78,900 with respect to autos, depreciation, telephones and taxes. Offsetting these decreases was an increase of approximately $208,000 relating to employee costs and related items (including benefits, payroll taxes, outside services and employee recruitment), an allowance provided on notes receivable and the increased cost of insurance. Employee costs rose due to the recruiting and staffing of computer programmers in our information technology department and for other administrative functions to further enhance and expand our comprehensive suite of ADR offerings. General and administrative costs as a percentage of revenues decreased to 60% for fiscal year 2003 from 63% for fiscal year 2002.

      Other Income (Expenses). Other income (expenses) changed by $99,160, from other expenses of ($74,934) for the year ended June 30, 2002 to other income of $24,226 for the year ended June 30, 2003. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains (losses) (which includes write-downs for other than temporary declines in the value of marketable securities) approximated ($137,600) in fiscal year 2002 versus ($12,400) in fiscal year 2003, an improvement of $125,200. As an offset, net interest income generated primarily from investments in money market funds declined by approximately $23,225 from $49,084 in the prior year due to lower invested balances and a decline in the prevailing interest rates between the two years. At June 30, 2003, approximately 90% of cash equivalents and marketable securities were invested in money market funds (whose rate of return will fluctuate based on prevailing interest rates).

      Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2003 and 2002 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2003, we had net operating carryforwards for Federal tax purposes of approximately $6,833,000 and net capital loss carryforwards for Federal tax purposes of approximately $282,000, both with full valuation allowances.

      Net Loss. For the year ended June 30, 2003, we had a net loss of $479,511 as compared to a net loss of $1,227,482 for the year ended June 30, 2002. The loss declined as we secured higher fees for services rendered to our clients as a result of an increase in the type and diversity of cases heard, and due to a reduction in advertising expenses, enhanced operating efficiencies and improved investment results.

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

      Sales and Marketing. Sales and marketing costs decreased 26.1% to $1,649,643 for the year ended June 30, 2002 from $2,232,678 for the year ended June 30, 2001. Sales and marketing costs as a percentage of revenues decreased to 42% for fiscal year 2002 from 58% for fiscal year 2001. Most of the decrease (approximately $501,600) relates to employee costs and related items (including benefits and payroll taxes) and travel and entertainment expenses. As part of our migration towards centralizing operations through the utilization of our web platform, we began migrating our marketing efforts toward fewer but more efficient primary customer service centers and national account arrangements, as opposed to the continuation of running smaller and less efficient regional office locations. We believe that building on the present platform is the appropriate strategy to enhance operating results. As such, the consolidation of our offerings into a comprehensive suite of web-enabled dispute resolution tools enabled us to streamline personnel and related costs including travel and entertainment expenses. Additionally, promotions and trade show costs declined by approximately $113,200 from fiscal year 2001 to fiscal year 2002 as we no longer were promoting our blind bid program. Advertising costs increased by approximately $31,800 primarily through our advertising agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period through August 2002. The related non-cash amount expensed in the years ended June 30, 2002 and 2001 approximated $461,300 and $290,400, respectively. Additional non-cash charges of $18,300 for print advertising relating to this agreement will be incurred during the first quarter of fiscal year 2003. As part of our agreement, we will purchase $250,000 of additional advertising after August 2002. Due to the economic slowdown, many businesses are decreasing the level of advertising and therefore, as commercial clutter lessens, we believe our targeted campaign should be more prominent and receive more attention.

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

Liquidity and Capital Resources

      At June 30, 2003, the Company had a working capital surplus of $1,492,023 as compared to $1,833,092 at June 30, 2002. The decrease in working capital occurred primarily as a result of the net loss in fiscal year 2003.

      Net cash used in operating activities was $297,662 for the fiscal year ended June 30, 2003 versus $491,220 in the prior fiscal year. Cash used in operating activities principally declined due to a reduction in the loss from operations which was partially offset by a decrease in non-cash charges for advertising.

      Net cash provided by investing activities was $179,382 for the year ended June 30, 2003 versus net cash used in investing activities of $78,923 for the year ended June 30, 2002. The change in cash from investing activities was principally due to a higher level of net sales of marketable securities in fiscal year 2003 as compared to fiscal year 2002 where there was a higher level of net purchases of marketable securities.

      Net cash used in financing activities was $0 for the year ended June 30, 2003 versus $71,163 for the year ended June 30, 2002. In the prior year, we purchased 36,500 shares of our common stock for an aggregate cost of $71,163.

      In accordance with the terms of our August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 through June 2004. During the year ended June 30, 2003, we incurred $22,835 of advertising expense related to this commitment.

      We have incurred net losses and had negative cash flow from operations in each year in the seven-year period ended June 30, 2003. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of June 30, 2003, we had $1,798,786 in aggregate cash and cash equivalents. We believe that, through the proper utilization of these existing funds, from revenue generated from existing and new web-based services and from further efficiencies achieved by utilizing an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

Critical Accounting Policies

      The Securities and Exchange Commission released Financial Reporting Release No. 60 which requires all companies to include a discussion of critical accounting policies and methods used in the preparation of their financial statements. The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. The following is a list of our critical accounting policies and a brief discussion of each:

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

Effect of Recently Issued Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company elected to adopt, effective December 31, 2002, only the disclosure provisions of SFAS No. 148 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors.

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. As the Company has not issued any such financial instruments, the adoption of SFAS No. 150 is not expected to have a material impact on the financial position and results of operations of the Company.

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

We have Recent, and Anticipate Continuing, Losses

      We have incurred operating losses each fiscal year of the seven-year period ended June 30, 2003. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations, and our financial condition may be materially and adversely affected.

We Depend On Insurance-Related Disputes

      The majority of our ADR business involves claims that are usually covered by insurance. We resolve many of these disputes in a matter of hours. Since our revenues are derived primarily from certain administrative and hourly fees, a high volume of these cases is required in order for us to generate revenues sufficient to maintain our operations. Although catastrophic injury, self-insured commercial and employment initiatives represent a growing percentage of our revenues, there can be no assurance that we will be able to continue to expand our insurance and non-insurance-related dispute business, or maintain or increase our current level of cases. In addition, we cannot assure you that changes in the insurance industry will not affect our business.

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

We Depend Upon Qualified Hearing Officers

      The market for our services depends on a perception by our clients that our hearing officers are impartial, qualified, and experienced. Our ability to retain qualified hearing officers in the event that competition increases would be uncertain. We have mitigated this risk by retaining exclusive hearing officers. Of the total number of cases heard during the fiscal year ended June 30, 2003, approximately 66% were heard by exclusive hearing officers. Accordingly, at any time, the remaining hearing officers who are not under contract with us can refuse to continue to provide their services to us and are free to render services independently or through competing ADR services. If qualified hearing officers are unwilling or unable to continue to provide their services through us for any reason, including possible agreements to provide their services to our competitors on an exclusive basis, our business and operations could be materially and adversely affected.

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 625,856 shares or approximately 44.4% of the common stock outstanding based on 1,408,176 shares of common stock outstanding as of June 30, 2003. Of that number, Mr. Israel beneficially owns 401,713 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

We May Be Unable to Protect Our Proprietary Technology and We May Be Sued for Infringing on the Rights of Others

      Our success depends, in part, upon our ability to protect our proprietary software technology and operate without infringing upon the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as:

      o     trade secret laws

      o     trademark law

      o     contractual provisions

      o     certain technology and security measures

      o     copyright law

      o     patent law

      o     confidentiality agreements

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A. CONTROLS AND PROCEDURES

            Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others in the Company involved in the preparation of this annual report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures within 90 days prior to the filing of this annual report and have concluded that they are effective. There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the last date they were reviewed by our CEO and CFO.

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

     Notes to Consolidated Financial Statements                      F-7 - F- 25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    clickNsettle.com, Inc.

We have audited the accompanying consolidated balance sheets of clickNsettle.com, Inc. and Subsidiaries (formerly known as NAM Corporation) (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of clickNsettle.com, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP

Melville, New York
August 29, 2003
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                               ASSETS                                                 2003                2002
                                                                                  ------------       ------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $  1,798,786       $  1,917,066
    Marketable securities                                                              181,063            319,600
    Accounts receivable (net of allowance for doubtful
       accounts of $140,000 in 2003 and 2002)                                          435,667            380,518
    Prepaid expenses and other current assets (net of allowance for doubtful
       note receivable of $49,148 in 2003)                                              39,825             84,393
                                                                                  ------------       ------------
         Total current assets                                                        2,455,341          2,701,577

FURNITURE AND EQUIPMENT - AT COST,
    less accumulated depreciation                                                      143,824            216,939

OTHER ASSETS                                                                            42,975             42,975
                                                                                  ------------       ------------
                                                                                  $  2,642,140       $  2,961,491
                                                                                  ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $    277,608       $    258,097
    Accrued expenses and other liabilities                                             275,428            270,750
    Accrued payroll and employee benefits                                              141,305             37,231
    Deferred revenues                                                                  268,977            302,407
                                                                                  ------------       ------------
         Total current liabilities                                                     963,318            868,485
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock - $.001 par value; 15,000,000 shares
      authorized; 1,450,259 shares issued and outstanding
      in 2003 and 2002                                                                   1,450              1,450
    Additional paid-in capital                                                      10,111,577         10,111,324
    Accumulated deficit                                                             (8,394,247)        (7,914,736)
    Accumulated other comprehensive income (loss)                                       43,960            (21,114)
    Less common stock in treasury at cost, 42,083
      shares in 2003 and 2002                                                          (83,918)           (83,918)
                                                                                  ------------       ------------
         Total stockholders' equity                                                  1,678,822          2,093,006
                                                                                  ------------       ------------
                                                                                  $  2,642,140       $  2,961,491
                                                                                  ============       ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                2003               2002
                                                             -----------       -----------
Net revenues                                                 $ 4,078,119       $ 3,957,069
                                                             -----------       -----------

Operating costs and expenses
    Cost of services                                           1,006,562           971,255
    Sales and marketing expenses                               1,137,489         1,649,643
    General and administrative expenses                        2,437,805         2,488,719
                                                             -----------       -----------
                                                               4,581,856         5,109,617
                                                             -----------       -----------
         Loss from operations                                   (503,737)       (1,152,548)

Other income (expenses)
    Investment income (loss)                                      13,448           (88,542)
    Other income                                                  10,778            13,608
                                                             -----------       -----------
                                                                  24,226           (74,934)
                                                             -----------       -----------
         Loss before income taxes                               (479,511)       (1,227,482)

Income taxes
                                                             -----------       -----------
         NET LOSS                                            $  (479,511)      $(1,227,482)
                                                             ===========       ===========

Net loss per common share                                    $      (.34)      $      (.87)
                                                             ===========       ===========

Weighted-average shares outstanding - basic and diluted        1,408,176         1,415,020
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

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                       Years ended June 30, 2003 and 2002

                                                                                   Accumu-
                                                                                    lated
                                                                                    other
                                                                                   compre-                   Total
                                     Common stock      Additional                  hensive      Common       stock-       Compre-
                                 -------------------    paid-in      Accumulated    income     stock in     holders'      hensive
                                  Shares      Amount    capital        deficit      (loss)     treasury      equity         loss
                                 ---------   -------   -----------   -----------   --------   ---------   -----------   ------------
Balances at June 30, 2001        4,350,776   $ 4,351   $10,106,484   $(6,687,254)  $ (6,135)  $ (12,755)  $ 3,404,691

One-for-three reverse stock
  split effectuated
  August 20, 2001               (2,900,517)   (2,901)        2,901
Compensation related to
  stock options                                              1,939                                              1,939
Purchase of common shares
  for treasury                                                                                  (71,163)      (71,163)
Net loss                                                              (1,227,482)                          (1,227,482)  $(1,227,482)
Change in unrealized gain
  (loss) on marketable
  securities                                                                        (14,979)                  (14,979)      (14,979)
                                ----------   -------   -----------   -----------   --------   ---------   -----------   -----------

Comprehensive loss                                                                                                      $(1,242,461)
                                                                                                                        ===========
Balances at June 30, 2002        1,450,259     1,450    10,111,324    (7,914,736)   (21,114)    (83,918)    2,093,006

Compensation related to stock
  options                                                      253                                                253
Net loss                                                                (479,511)                            (479,511)  $  (479,511)
Change in unrealized gain
  (loss) on marketable
  securities                                                                         65,074                    65,074        65,074
                                ----------   -------   -----------   -----------   --------   ---------   -----------   -----------

Comprehensive loss                                                                                                      $  (414,437)
                                                                                                                        ===========

Balances at June 30, 2003        1,450,259   $ 1,450   $10,111,577   $(8,394,247)  $ 43,960   $ (83,918)  $ 1,678,822
                                ==========   =======   ===========   ===========   ========   =========   ===========

The accompanying notes are an integral part of this statement.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                                                       2003                 2002
                                                                                                   -----------          -----------
Cash flows from operating activities
   Net loss                                                                                        $  (479,511)         $(1,227,482)
   Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization                                                                   84,933              101,826
        (Gains) losses on sales of marketable securities                                               (46,322)              22,607
        Write-down of marketable securities                                                             58,733              115,020
        Advertising in exchange for common stock                                                        18,285              461,318
        Compensation related to stock options                                                              253                1,939
        Provision for write-down of note receivable                                                     49,148

        Changes in operating assets and liabilities
           (Increase) in accounts receivable                                                           (55,148)             (24,844)
           (Increase) in prepaid expenses and other current assets                                     (22,866)             (27,348)
           Increase in accounts payable, accrued expenses and other liabilities                         24,189               65,239
           Increase in accrued payroll and employee benefits                                           104,074                2,211
           (Decrease) increase in deferred revenues                                                    (33,430)              18,294
                                                                                                   -----------          -----------
        Net cash used in operating activities                                                         (297,662)            (491,220)
                                                                                                   -----------          -----------
Cash flows from investing activities
   Purchases of marketable securities                                                                 (535,518)            (124,225)
   Proceeds from sales of marketable securities                                                        726,718               54,826
   Purchases of furniture and equipment                                                                (11,818)              (9,524)
                                                                                                   -----------          -----------
        Net cash provided by (used in) investing activities                                            179,382              (78,923)
                                                                                                   -----------          -----------
Cash flows from financing activities
   Purchase of treasury stock at cost                                                                                       (71,163)
                                                                                                   -----------          -----------
        Net cash used in financing activities                                                                               (71,163)
                                                                                                   -----------          -----------
        NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (118,280)            (641,306)

Cash and cash equivalents at beginning of year                                                       1,917,066            2,558,372
                                                                                                   -----------          -----------
Cash and cash equivalents at end of year                                                           $ 1,798,786          $ 1,917,066
                                                                                                   ===========          ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

            The Company has incurred net losses and had negative cash flow from operations in each year in the seven-year period ended June 30, 2003. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of June 30, 2003, the Company had $1,798,786 in aggregate cash and cash equivalents. Management believes that, through the proper utilization of these existing funds, from revenue generated from existing and new web-based services and from further efficiencies achieved by utilizing an enhanced processing system, it will have sufficient cash to meet its needs over the next twelve months.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

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

      d.    Allowance for Doubtful Accounts

            The Company performs ongoing evaluations of its customers and extends or limits credit based upon payment history and the customer's current creditworthiness. The allowance for doubtful
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 2 (continued)

            accounts is an estimate prepared by the Company based on analyses of historical bad debts, receivable agings, current economic trends and any specific customer collection issues that have been identified. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

      e.    Cash and Cash Equivalents

            Cash and cash equivalents consist of cash on hand and money market funds.

      f.    Marketable Securities

            Investments classified as marketable securities include equity securities that are reported at their fair values. Unrealized gains or losses on these securities are reported as a separate component of accumulated other comprehensive income (loss), net of related tax effects, within stockholders' equity. The Company categorizes all equity securities as available-for-sale.

            Investment income consists of interest, dividends and gains and losses on marketable securities. Interest and dividends are recognized when earned. Realized gains and losses on sales, maturities or liquidation of investments are determined on a specific identification basis. Fair values of investments are based on quoted market prices.

      g.    Furniture and Equipment

            Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method to allocate the cost of those assets over their expected useful lives which range from two to ten years. Leasehold improvements are amortized over the life of the remaining lease.

      h.    Product Development Costs

            Product development costs include expenses incurred by the Company to develop, enhance, manage and operate the Company's technology platform and website. Costs incurred for internal use software in the preliminary project stage and for application maintenance, upgrades and enhancements are expensed. Costs incurred for application development are capitalized. No development costs have been capitalized during the fiscal years ended June 30, 2003 and 2002.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 2 (continued)

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

      j.    Advertising Costs

            The cost of advertising is expensed when the advertising takes place. The Company incurred $70,745 and $539,071 for advertising and external public relations costs in fiscal 2003 and 2002, respectively. These amounts include $18,285 and $461,318 relating to non-cash advertising charges in fiscal 2003 and 2002, respectively (see Note 7(e)).

      k.    Earnings (Loss) Per Common Share

            Basic earnings per share are based on the weighted-average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share, as potential common shares of 981,935 and 734,604, at June 30, 2003 and 2002, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2003 and 2002.

      l.    Accounting for Stock Options

            In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 2 (continued)

      Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company elected to adopt, effective December 31, 2002, only the disclosure provisions of SFAS No. 148 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (see Note 7(i)). Accordingly, compensation expense is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors.

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per share for the years ended June 30, 2003 and 2002 would be increased to the pro forma amounts indicated below:

                                                                    2003                2002
                                                                -----------         -----------
      Net loss attributable to common stockholders
          As reported                                           $  (479,511)        $(1,227,482)
          Deduct:Total stock-based employee compensation
          expense determined under fair value based method
          for all awards, net of related tax effects               (419,983)           (660,476)
                                                                -----------         -----------

          Proforma net loss                                     $  (899,494)        $(1,887,958)
                                                                -----------         -----------

      Net loss per common share:
          Basic and diluted - as reported                       $      (.34)        $      (.87)

          Basic and diluted - proforma                          $      (.64)              (1.33)

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 2 (continued)

            These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to awards made before 1996.

            Compensation expense of $253 and $1,939 was recognized during the years ended June 30, 2003 and 2002, respectively, for options granted to consultants.

      m.    Effect of Recently Issued Accounting Pronouncements

            In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. As the Company has not issued any such financial instruments, the adoption of SFAS No. 150 is not expected to have a material impact on the financial position and results of operations of the Company.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive loss, net of tax effects, are as follows:

                                                                         2003              2002
                                                                      -----------      -----------
      Net loss                                                        $  (479,511)     $(1,227,482)
                                                                      -----------      -----------
      Unrealized gain (loss) on marketable securities, net of tax effects of $0 in 2003 and 2002, respectively
             Unrealized gains (losses) arising in period                   65,204          (39,901)
             Reclassification adjustment - (loss) gain included
                 in net loss                                                 (130)          24,922
                                                                      -----------      -----------

                   Net unrealized gain (loss)                              65,074          (14,979)
                                                                      -----------      -----------

      Comprehensive loss                                              $  (414,437)     $(1,242,461)
                                                                      ===========      ===========

      Accumulated other comprehensive income (loss) represents the unrealized gain (loss) on marketable equity securities, net of tax effects of $0 in fiscal 2003 and 2002, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 4 - MARKETABLE SECURITIES

      Marketable securities, accounted for as available-for-sale securities, are carried at fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the fair value follow:

                                                            Gross        Gross
                                             Amortized    unrealized   unrealized       Fair
                                                cost        gains        losses         value
                                             ---------    ----------   ----------     --------
      June 30, 2003
          Equity securities                   $137,103     $ 43,960     $             $181,063
                                              --------     --------     --------      --------

              Total marketable securities     $137,103     $ 43,960     $             $181,063
                                              ========     ========     ========      ========

      June 30, 2002
          Equity securities                   $340,714     $ 23,432     $(44,546)     $319,600
                                              --------     --------     --------      --------

              Total marketable securities     $340,714     $ 23,432     $(44,546)     $319,600
                                              ========     ========     ========      ========

      Proceeds on sales of securities were $726,718 and $54,826 for the years ended June 30, 2003 and 2002, respectively. During fiscal 2003 and 2002, gross gains of $69,736 and $12, respectively, and gross losses of $23,414 and $22,619, respectively, were realized on these sales. During 2003 and 2002, the Company evaluated the carrying value of its investments in marketable equity securities and recorded write-downs for other than temporary declines in the value of such securities in the amount of $58,733 and $115,020, respectively. Such write-downs are included in investment income (loss) on the accompanying statements of operations. Net unrealized gains (losses) on marketable securities were $43,960 and $(21,114) at June 30, 2003 and 2002, respectively. During fiscal 2003 and 2002, no income taxes (benefits) were provided on the unrealized gains (losses) due to the Company's net operating loss.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 5 - FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following:

                                                                      June 30,
                                                            ----------------------------
                                                                2003             2002
                                                            -----------      -----------
      Furniture                                             $   234,020      $   234,020
      Equipment                                                 561,451          549,633
      Leasehold improvements                                     21,993           21,993
                                                            -----------      -----------

                                                                817,464          805,646
      Less accumulated depreciation                            (673,640)        (588,707)
                                                            -----------      -----------

                                                            $   143,824      $   216,939
                                                            ===========      ===========

      Depreciation expense for the years ended June 30, 2003 and 2002 was $84,933 and $101,826, respectively.

NOTE 6 - INCOME TAXES

      Temporary differences which give rise to deferred taxes are summarized as follows:

                                                               2003              2002
                                                            -----------      -----------
      Deferred tax assets
          Net operating loss and other carryforwards        $ 2,770,000      $ 2,660,000
          Provision for bad debts                                76,000           56,000
          Deferred compensation                                  38,000            1,000
          Deferred rent and other                                52,000           53,000
          Depreciation                                           33,000           24,000
                                                            -----------      -----------

      Net deferred tax asset before valuation allowance       2,969,000        2,794,000

      Valuation allowance                                    (2,969,000)      (2,794,000)
                                                            -----------      -----------

              Net deferred tax asset                        $        --      $        --
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 6 (continued)

      The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                         2003           2002
                                                      ----------     ----------

      Benefit at statutory rate                       $ (163,034)    $ (417,344)
      State and local benefit, net of Federal tax        (26,148)       (71,256)
      Nondeductible expenses - net                        14,858         14,563
      Increase in the valuation allowance                174,324        474,037
                                                      ----------     ----------

                                                      $       --     $       --
                                                      ==========     ==========

      At June 30, 2003, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $6,833,000, expiring from 2012 through 2023. Additionally, the Company has a net capital loss carryforward for Federal income tax reporting purposes at June 30, 2003 of approximately $282,000 which expires from 2006 through 2008. No income taxes were paid in the years ended June 30, 2003 and 2002.

      Under current tax law, the utilization of net operating losses will be restricted if significant changes in the Company's ownership were to occur. In addition, their use is limited to future earnings of the Company.

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

      b.    Preferred Stock

            The Company's board of directors has authorized 5,000,000 shares of $.001 par value preferred stock.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

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

      d.    Equity Line of Credit

            On February 16, 2000, the Company entered into an Equity Line of Credit Agreement (the "Agreement") with Moldbury Holdings Limited. Under this Agreement, the Company had the right, until February 15, 2003, to require that Moldbury Holdings Limited purchase between $500,000 and $7,000,000 of the Company's common stock subject to certain limitations. The Company did not make any draw downs under the Agreement.

            In connection with the Agreement, the Company issued a warrant to Moldbury Holdings Limited to purchase 15,000 shares of common stock at a price per share of $28.02. The warrants expired on August 16, 2003.

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

                             June 30, 2003 and 2002

NOTE 7 (continued)

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

            Pursuant to the Stock Purchase Agreement, ISO has one demand registration right commencing May 10, 2002 and unlimited incidental registration rights commencing immediately. In the case of a demand for registration by ISO, the Company shall not be required to file any such registration statement unless the anticipated aggregate gross offering price is at least $2,000,000. The registration rights granted under the Stock Purchase Agreement terminate upon the earlier of (i) May 10, 2004 and (ii) such time as ISO shall be permitted to sell all of its purchased securities in any three-month period under Rule 144 promulgated under the Securities Act.

            On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. ("ALM"), whereby the Company issued 61,474 fully vested, nonforfeitable common shares with a market value of $770,000 to ALM in exchange for $1 million of advertising and promotional opportunities over a two-year term. The number of shares issued by the Company was calculated based on the average per share closing price of the common stock for the five trading days prior to August 11, 2000. The Company initially recorded $770,000 as prepaid advertising. Such amount was expensed as the advertising occurred. During the years ended June 30, 2003 and 2002, the Company expensed $18,285 and $461,318, respectively, of advertising costs related to this transaction (see Note 9(c)).

      f.    Redeemable Warrants

            In November 1996, the Company completed an initial public offering ("IPO") which consisted of 1,400,000 units, each unit consisting of one share of common stock and one redeemable warrant, not effected for the reverse split (see Note 7 (a)). In addition, there was an overallotment option for 210,000 units that was exercised by the underwriter. After the reverse stock split, in order to obtain one share of common stock, the warrant holder had to exercise three warrants and pay an aggregate of $18 in cash, subject to adjustment, at any time from issuance until expiration. On November 13, 2001, the redeemable warrants expired.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

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

      h.    Treasury Stock

            On March 14, 2003, the Company extended its March 1998 purchase plan (the "Purchase Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Purchase Plan remained at an aggregate of 266,667 shares. The Purchase Plan shall expire on the earlier of all of the shares being purchased or March 14, 2004, provided, however, that the Purchase Plan may be discontinued at any time by the Company. There were no purchases during the year ended June 30, 2003. As of June 30, 2003, the Company had purchased an aggregate of 42,083 shares under the Purchase Plan for a total cost of $83,918.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 7 (continued)

      Directors who are not officers of the Company receive annually, on the last trading day of June, stock options for 833 shares at an exercise price equal to the fair market value of the stock on the date of grant. In December 2002, the Plan was amended to increase the number of options granted to each non-employee director from options to purchase 833 shares to options to purchase 2,500 shares.

      The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2003 and 2002 are summarized as follows:

                                                   2003                     2002
                                           ---------------------    --------------------
                                                       Weighted-               Weighted-
                                                       average                 average
                                                       exercise                exercise
                                            Shares      price        Shares      price
                                           --------    ---------    -------    ---------
      Outstanding at beginning of year      637,521      $5.55      392,356      $ 8.50
      Awards granted                        362,500      $0.27      259,165      $ 1.46
      Awards exercised                           --         --           --          --

      Awards canceled/forfeited            (115,170)     $5.65      (14,000)     $12.70
                                           --------                 -------

      Outstanding at end of year            884,851      $3.37      637,521      $ 5.55
                                           ========                 =======

      Options exercisable at year-end       424,851      $6.43      308,523      $ 7.44
                                           ========                 =======

      Weighted-average fair value
           of options granted during
           the year                                      $0.19                   $1.21

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 7 (continued)

      The following information applies to options outstanding and exercisable at June 30, 2003:

                                                Outstanding                               Exercisable
                                 -------------------------------------------      -----------------------------
                                                 Weighted-
                                                  average          Weighted-                         Weighted-
                                                 remaining         average                            average
                                   Number         life in          exercise          Number          exercise
      Range of exercise prices   outstanding       years             price        exercisable          price
      ------------------------   -----------    -----------        ---------      -----------        ---------
           $ 0.25 - $ 0.65         362,500          8.34            $ 0.27           12,500           $ 0.65
           $ 0.93 - $ 1.40          96,665          8.70            $ 1.37           51,665           $ 1.35
           $ 1.53 - $ 3.56         152,187          3.59            $ 1.75           87,187           $ 1.92
           $ 4.12 - $ 4.86         149,005          4.11            $ 4.35          149,005           $ 4.35
           $ 5.06 - $14.81          30,996          3.46            $ 7.49           30,996           $ 7.49
           $15.00 - $30.00          93,498          5.10            $17.16           93,498           $17.16
                                   -------                                          -------

                                   884,851                                          424,851
                                   =======                                          =======

      Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. For the years ended June 30, 2003 and 2002, 100,000 and 130,000 options, respectively, were granted above the closing bid price on the date of grant. As of June 30, 2003, 103,149 shares were available for granting of options under the Plan.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: a dividend yield of zero for both years; a risk-free interest rate of 1.94% in 2003 and 4.78% in 2002; an expected term of 2.97 years in 2003 and 3.97 years in 2002; an expected stock price volatility of 125.27% in 2003 and 149.01% in 2002; and a forfeiture rate of 15 % in 2003 and 2002, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

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

k.    Common Stock Reserved

      At June 30, 2003, the Company has reserved for issuance 1,085,083 shares of its common stock issuable pursuant to the Company's stock option plan and the exercise of warrants issued to consultants and investors.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

      Certain members of the board of directors perform services for the benefit of the Company. The related expenditures for these services for the years ended June 30, 2003 and 2002 were $37,525 and $50,188, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a.    Leases

      As of June 30, 2003, the Company has lease agreements for equipment and office space. The minimum lease payments under noncancelable leases as of June 30, 2003, net of sublease rentals, are as follows:

               2004                                     $193,900
               2005                                      190,700
               2006                                          900
                                                        --------

                                                        $385,500
                                                        ========
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 9 (continued)

      During fiscal year 2003, the Company entered into a sublease agreement for the period from March 2003 through June 2005 with sublease rentals of approximately $73,900 per annum. Rent expense amounted to $261,382 and $285,233 for the years ended June 30, 2003 and 2002, respectively, net of sublease income of $24,536 for the year ended June 30, 2003.

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

      In August 2003, the Company hired an Executive Vice President of Sales (the "EVP"). In connection therewith, the Company entered into an employment agreement with the EVP effective as of September 8, 2003. The agreement provides for an annual base salary of $175,000, an annual bonus based on the achievement of specified criteria with respect to the Company's revenues and options to purchase 40,000 shares of common stock with an exercise price equal to the closing bid price on the first day of employment. The options vest over two years. If this agreement is terminated other than for cause on or before September 7, 2004, the EVP will be entitled to the greater of (i) base salary through September 7, 2004 or (ii) four weeks base salary. If this agreement is terminated other than for cause after September 7, 2004, the EVP will be entitled to four weeks base salary.

      The Company has also entered into an employment agreement with a regional office manager. This agreement provides for additional compensation based on the profits of the manager's operation.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 9 (continued)

c.    Advertising

      In accordance with the terms of the August 2000 advertising agreement, as amended, with ALM (see Note 7(e)), the Company will purchase $250,000 of advertising subsequent to the initial two-year term. Such advertising is to be expended as follows: $50,000 on or before August 11, 2003; $100,000 on or before December 31, 2003; $40,000 on or before March 31, 2004 and the remaining $60,000 on or before June 30, 2004. During the year ended June 30, 2003, the Company incurred $22,835 of advertising expense related to this commitment.

d.    Litigation

      The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE 10 - EMPLOYEE RETIREMENT PLAN

      The Company has a noncontributory 401(k) savings and retirement plan, whereby eligible employees may contribute 15% of their salaries up to the maximum allowed under the Internal Revenue Code. Although the Company may make discretionary contributions, none were made in fiscal years 2003 and 2002.

NOTE 11 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      At June 30, 2003 and 2002, the Company's financial instruments included cash and cash equivalents, marketable securities, receivables and accounts payable. The fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities are determined based on quoted market prices.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2003 and 2002

NOTE 12 - CREDIT CONCENTRATIONS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

      The Company's cash and cash equivalents at North Fork Bank consist primarily of demand deposits and a money market fund. At June 30, 2003, the amount in excess of Federally insured limits was $158,210. Additionally, the Company maintains other money market accounts and its equity portfolio at Merrill Lynch, Pierce, Fenner & Smith Inc., which insures these balances against its financial failure. Additionally, SIPC (The Securities Investor Protection Corporation) protects securities in the account up to $500,000.

      The Company sells it services principally to insurance companies and law firms. In fiscal years 2003 and 2002, no customer exceeded 10% of net revenues. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

NOTE 13 - NASDAQ LISTING

      On September 25, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company had been provided 90 calendar days, or until December 24, 2002, to regain compliance. The Company was not able to regain compliance. Additionally, on November 6, 2002, the Company received a letter from The Nasdaq SmallCap Market that its commons stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company had been provided 180 calendar days, or until May 5, 2003, to regain compliance. Additionally, on December 23, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company met with The Nasdaq Listing Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market. On March 5, 2003, The Nasdaq Listing Qualifications Panel delisted the Company's securities from The Nasdaq SmallCap Market. Since that date, the Company's common stock has been listed on the OTC Bulletin Board.

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10. (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); ITEM 12 (Certain Relationships and Related Transactions) and ITEM 14 (Principal Accountant Fees and Services) will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 2003, and are incorporated herein by reference.

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

10.11 Private Equity Line of Credit Agreement between Moldbury Holdings and Company (5)

10.12       Private Equity Line of Credit Registration Rights Agreement (5)

10.13       Stock Purchase Warrant for Moldbury Holdings Limited (5)

10.14       Advertising Agreement dated August 11, 2000 (9)

10.14.1     Amendment to Advertising Agreement dated August 11, 2000**

10.15       Employment Agreement between Company and Alan Littman**

11          Consent of Independent Certified Public Accountants**

31.1        Rule 13a-14(a)/15d-14(a) Certification (CEO)**

31.2        Rule 13a-14(a)/15d-14(a) Certification (CFO)**

32.1        Section 1350 Certification (CEO)**

32.2        Section 1350 Certification (CFO)**

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

**          Filed herewith.

B. Reports on Form 8-K:

Form 8K was filed on May 16, 2003 by the Company to announce its revenues and results for the third quarter and nine months ended March 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        clickNsettle.com, Inc.


Date: September 23, 2003                By: /s/ Roy Israel
                                            -------------------------------
                                            Roy Israel, Chairman of the
                                            Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 23, 2003                By: /s/ Roy Israel
                                            -------------------------------
                                            Roy Israel, Chairman of the
                                            Board, CEO and President


Date: September 23, 2003                By: /s/ Patricia Giuliani-Rheaume
                                            -------------------------------
                                            Patricia Giuliani-Rheaume, Vice
                                            President, Chief Financial Officer
                                            and Treasurer


Date: September 23, 2003                By: /s/ Kenneth G. Geraghty
                                            -------------------------------
                                            Kenneth G. Geraghty, Director


Date: September 23, 2003                By: /s/ Randy Gerstenblatt
                                            -------------------------------
                                            Randy Gerstenblatt, Director


Date: September 23, 2003                By: /s/ Corey J. Gottlieb
                                            -------------------------------
                                            Corey J. Gottlieb, Director


Date: September 23, 2003                By: /s/ Anthony J. Mercorella
                                            -------------------------------
                                            Anthony J. Mercorella, Director


Date: September 23, 2003                By: /s/ Robert M. Silverson, Jr.
                                            -------------------------------
                                            Robert M. Silverson, Jr., Director


Date: September 23, 2003                By: /s/ Willem F. Specht
                                            -------------------------------
                                            Willem F. Specht, Director of
                                            Information Technology and Director