Form 10QSB
period 2003-09-30
CLICKNSETTLE COM INC
filed 2003-11-14
CIK 925741

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 2003, 1,408,176 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes |_|     No|X|


                       ---------------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                        Page
                                                                       ----

 ITEM 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets at
              September 30, 2003 (unaudited)
              and June 30, 2003                                         3

             Consolidated Statements of Operations
              for the three month periods ended
              September 30, 2003 and 2002 (unaudited)                   4

              Consolidated Statements of Changes in
              Stockholders' Equity and Comprehensive
              Loss for the three month periods ended
              September 30, 2003 and 2002 (unaudited)                   5

             Consolidated Statements of Cash Flows
              for the three month periods ended
              September 30, 2003 and 2002 (unaudited)                   6

             Notes to Consolidated Financial Statements                 7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                 9

ITEM 3.  CONTROLS AND PROCEDURES                                        16

PART II. OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                  17

             Signatures                                                 19
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,       June 30,
                                                                                2003              2003
                                                                            ------------      -------------
                                                                                              (derived from
                                                                                            audited financial
                                  ASSETS                                                       statements)
CURRENT ASSETS
  Cash and cash equivalents                                                 $  1,654,478      $  1,798,786
  Marketable securities                                                          283,670           181,063
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                       339,562           435,667
  Prepaid expenses and other current assets (net of allowance
     for doubtful note receivable of $48,848 and $49,148, respectively)           35,026            39,825
                                                                            ------------      ------------

     Total current assets                                                      2,312,736         2,455,341

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                 128,066           143,824

OTHER ASSETS                                                                      42,975            42,975
                                                                            ------------      ------------

                                                                            $  2,483,777      $  2,642,140
                                                                            ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $    195,885      $    277,608
  Accrued expenses and other liabilities                                         279,857           275,428
  Accrued payroll and employee benefits                                          219,512           141,305
  Deferred revenues                                                              264,535           268,977
                                                                            ------------      ------------

     Total current liabilities                                                   959,789           963,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 15,000,000 shares authorized;
    1,450,259 shares issued and outstanding                                        1,450             1,450
  Additional paid-in capital                                                  10,111,577        10,111,577
  Accumulated deficit                                                         (8,505,015)       (8,394,247)
  Accumulated other comprehensive income (loss)                                     (106)           43,960
  Less common stock in treasury at cost,  42,083 shares                          (83,918)          (83,918)
                                                                            ------------      ------------

     Total stockholders' equity                                                1,523,988         1,678,822
                                                                            ------------      ------------

                                                                            $  2,483,777      $  2,642,140
                                                                            ============      ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three months ended September 30,
                                                                2003             2002
                                                            -----------      -----------
Net revenues                                                $   987,786      $   993,359
                                                            -----------      -----------

Operating costs and expenses
  Cost of services                                              218,407          228,926
  Sales and marketing expenses                                  323,502          308,967
  General and administrative expenses                           626,419          653,800
                                                            -----------      -----------

                                                              1,168,328        1,191,693
                                                            -----------      -----------

       Loss from operations                                    (180,542)        (198,334)

Other income (expenses)
   Investment income (loss)                                      69,196          (12,356)
   Other income                                                     578            1,355
                                                            -----------      -----------

                                                                 69,774          (11,001)
                                                            -----------      -----------

       Loss before income taxes                                (110,768)        (209,335)

Income taxes                                                         --               --
                                                            -----------      -----------

        NET LOSS                                            $  (110,768)     $  (209,335)
                                                            ===========      ===========

Net loss per common share - basic and diluted               $     (0.08)     $     (0.15)
                                                            ===========      ===========

Weighted-average shares outstanding - basic and diluted       1,408,176        1,408,176
                                                            ===========      ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
           Three months ended September 30, 2003 and 2002 (unaudited)


                                                                   Common stock           Additional
                                                                   ------------            paid-in        Accumulated
                                                               Shares        Amount        capital          deficit
                                                              --------------------------------------------------------
Balances at June 30, 2002                                     1,450,259     $  1,450     $10,111,324     ($7,914,736)

Compensation related to stock options                                                            253
Net loss                                                                                                    (209,335)
Change in unrealized gain (loss) on marketable securities

Comprehensive loss

                                                              ------------------------------------------------------
Balances at September 30, 2002                                1,450,259     $  1,450     $10,111,577     ($8,124,071)
                                                              ======================================================


Balances at June 30, 2003                                     1,450,259        1,450      10,111,577      (8,394,247)

Net loss                                                                                                    (110,768)
Change in unrealized gain (loss) on marketable securities

Comprehensive loss

                                                              ------------------------------------------------------
Balances at September 30, 2003                                1,450,259     $  1,450     $10,111,577     ($8,505,015)
                                                              ======================================================


                                                              Accumulated
                                                                 other         Common          Total           Compre-
                                                             comprehensive    stock in      stockholders'      hensive
                                                             income (loss)    treasury         equity           loss
                                                             ---------------------------------------------------------
Balances at June 30, 2002                                     ($ 21,114)     ($ 83,918)     $ 2,093,006

Compensation related to stock options                                                               253
Net loss                                                                                       (209,335)     $(209,335)
Change in unrealized gain (loss) on marketable securities       (56,733)                        (56,733)       (56,733)
                                                                                                             ---------

Comprehensive loss                                                                                           $(266,068)
                                                                                                             =========

                                                              -----------------------------------------
Balances at September 30, 2002                                ($ 77,847)     ($ 83,918)     $ 1,827,191
                                                              =========================================


Balances at June 30, 2003                                        43,960        (83,918)       1,678,822

Net loss                                                                                       (110,768)     $(110,768)
Change in unrealized gain (loss) on marketable securities       (44,066)                        (44,066)       (44,066)
                                                                                                             ---------

Comprehensive loss                                                                                           $(154,834)
                                                                                                             =========

                                                              -----------------------------------------
Balances at September 30, 2003                                    ($106)     ($ 83,918)     $ 1,523,988
                                                              =========================================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        Three months ended September 30,

                                                                                      2003             2002
                                                                                  -----------      -----------
Cash flows from operating activities
 Net loss                                                                         $  (110,768)     $  (209,335)
 Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                      17,770           23,952
    (Gains) on sales of marketable securities                                         (66,157)              --
    Write-down of marketable securities                                                    --           20,119
    Advertising in exchange for common stock                                               --           18,285
    Compensation related to stock options                                                  --              253
    Recovery from write-down of note receivable                                          (300)              --
    Changes in operating assets and liabilities
       Decrease in accounts receivable                                                 96,105           95,217
       Decrease in prepaid expenses and other current assets                            5,099            1,935
       (Decrease) in accounts payable, accrued expenses and other liabilities         (77,294)        (149,559)
       Increase in accrued payroll and employee benefits                               78,207           68,687
       (Decrease) increase in deferred revenues                                        (4,442)             828
                                                                                  -----------      -----------
    Net cash used in operating activities                                             (61,780)        (129,618)
                                                                                  -----------      -----------

Cash flows from investing activities
 Purchases of marketable securities                                                  (545,799)         (55,440)
 Proceeds from sales of marketable securities                                         465,283               --
 Purchases of furniture and equipment                                                  (2,012)          (1,507)
                                                                                  -----------      -----------
     Net cash used in investing activities                                            (82,528)         (56,947)
                                                                                  -----------      -----------

Cash flows from financing activities
                                                                                  -----------      -----------
     Net cash used in financing activities                                                 --               --
                                                                                  -----------      -----------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (144,308)        (186,565)

Cash and cash equivalents at beginning of period                                    1,798,786        1,917,066

                                                                                  -----------      -----------
Cash and cash equivalents at end of period                                        $ 1,654,478      $ 1,730,501
                                                                                  ===========      ===========

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 2003
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations for the three month periods ended September 30, 2003 and 2002 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2003 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2003 consolidated financial statements.

2. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 1,004,940 and 666,271 at September 30, 2003 and 2002, respectively, would be antidilutive as the Company incurred net losses for the three month periods ended September 30, 2003 and 2002.

3. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred $58,096 and $25,861 for the quarters ended September 30, 2003 and 2002. Of such totals, non-cash advertising charges comprise $0 and $18,285, respectively, for the first quarter of fiscal years 2004 and 2003. In accordance with the terms of the August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising subsequent to the initial two-year term. Such advertising is to be expended from May 2003 through June 2004. During the quarter ended September 30, 2003, the Company incurred $49,015 of advertising expense related to this commitment. The remaining commitment outstanding as of September 30, 2003 is $178,150.

4. On March 14, 2003, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 266,667 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 14, 2004, provided, however, that the Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases in the three month period ended September 30, 2003, and, through September 30, 2003, the Company had purchased 42,083 shares under the Plan for an aggregate cost of $83,918.

5. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148
encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense cost is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                             Three months ended September 30,
                                                  2003              2002
                                                  ----              ----
Net loss, as reported                          $(110,768)        $(209,335)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                       (40,638)         (142,887)
                                               ---------         ---------

Proforma net loss                              $(151,406)        $(352,222)
                                               ---------         ---------

Net loss per common share:
   Basic and diluted - as reported             $   (0.08)        $   (0.15)
   Basic and diluted - pro forma               $   (0.11)        $   (0.25)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      From time to time, including in this quarterly report on Form 10-QSB, clickNsettle.com, Inc. (formerly NAM Corporation) (the Company, or we) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: changes in the insurance and legal industries; our inability to retain current or new hearing officers; changes in the public court systems; and the degree and timing of the market's acceptance of our arbitration and mediation programs and electronic oversight applications and other risks that are set forth herein.

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

We have Recent, and Anticipate Continuing, Losses

      We have incurred operating losses during the last seven years and through September 30, 2003. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations and our financial condition may be materially and adversely affected.

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

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 625,856 shares or approximately 44.4% of the common stock outstanding based on 1,408,176 shares of common stock outstanding as of November 6, 2003. Of that number, Mr. Israel beneficially owns 401,713 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

      Our objective is to become the leading global provider of dispute resolution services by providing services and technology designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned within the ADR industry as we offer highly qualified hearing officers, premium services and innovative solutions designed to appeal to a client base which has become more sophisticated with the continuing acceptance and utilization of ADR. We have a patent pending on our inventions relating to dispute resolution processing and oversight. Additionally, depending upon market acceptance, we will review the needs of our current and prospective customers and offer those solutions that we believe will be of most value to our clients and to our shareholders. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing client base will be charged with growing our business and exploiting our inherent market advantages. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) targeting revenue opportunities related to our various technology-based solutions; (2) build brand recognition of NAM (National Arbitration and Mediation) as the premier provider of dispute resolution solutions through our advertising campaign; (3) continue to attract and retain the services of highly talented, former top-tier judges and attorneys to act as independent and impartial hearing officers; and (4) broaden the type and complexity of the dispute resolution cases we administer.

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

First Quarter Ended September 30, 2003 Compared to First Quarter Ended September 30, 2002

      Revenues. Revenues remained at a comparable level with a small decrease of $5,573 from $993,359 for the quarter ended September 30, 2002 to $987,786 for the quarter ended September 30, 2003. Likewise, the number of cases heard and the average dollars earned per hearing were relatively consistent between the periods. We believe that lawsuits continue to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe our services will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

      Cost of Services. Cost of services decreased 4.6% to $218,407 for the first quarter ended September 30, 2003 from $228,926 for the first quarter ended September 30, 2002. Additionally, the cost of services as a percentage of revenues decreased to approximately 22.1% in the first quarter of fiscal year 2004 from 23.0% in the first quarter of fiscal year 2003. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

      Sales and Marketing. Sales and marketing costs increased 4.7% to $323,502 for the first quarter ended September 30, 2003 from $308,967 for the first quarter ended September 30, 2002. Sales and marketing costs as a percentage of revenues increased to 32.8% in the first quarter of fiscal year 2004 from 31.1% in the first quarter of fiscal year 2003. Most of the increase (approximately $32,200) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the quarters ended September 30, 2003 and 2002 was $0 and $18,285, respectively. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 through June 2004. During the three months ended September 30, 2003, we incurred $49,015 of advertising expense related to this commitment. Offsetting this increase was a decrease in salaries and related costs of approximately $19,900.

      General and Administrative. General and administrative costs decreased 4.2% to $626,419 for the first quarter ended September 30, 2003 from $653,800 for the first quarter ended September 30, 2002. Most of the decrease (approximately $33,100) relates to employee costs and related items (including benefits, payroll taxes, employee recruitment and outside services), legal and rent expense. Offsetting the above decreases was an increase in printing expenses totaling approximately $5,100. General and administrative costs as a percentage of revenues decreased to 63.4% for the first quarter ended September 30, 2003 from 65.8% for the first quarter ended September 30, 2002.

      Other Income (Expenses). Other income (expenses) changed from an expense of $11,001 for the first quarter ended September 30, 2002 to income of $69,774 for the first quarter ended September 30, 2003. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) was $20,119 in the first quarter of fiscal year 2003 versus realized gains of $66,157 in the first quarter of fiscal year 2003, resulting in an improvement of $86,276. As an offset, net interest income generated primarily from investments in money market funds declined by $4,724 from $7,763 in the prior year period due to lower invested balances and due to low interest rates. At September 30, 2003, approximately 84% of cash equivalents and marketable securities were invested in money market funds (whose rate of return will fluctuate based on prevailing interest rates).

      Income Taxes. Tax benefits resulting from net losses incurred for the periods ended September 30, 2003 and 2002 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

      Net Loss. For the three months ended September 30, 2003, we had a net loss of $110,768 as compared to a net loss of $209,335 for the three months ended September 30, 2002. The loss declined principally due to reductions in cost of services and administrative expenses and due to improved investment results, offset by an increase in advertising costs.

Liquidity and Capital Resources

      At September 30, 2003, the Company had a working capital surplus of $1,352,947 compared to $1,492,023 at June 30, 2003. The decrease in working capital occurred primarily as a result of the loss from operations.

      Net cash used in operating activities was $61,780 for the three months ended September 30, 2003 versus $129,618 in the prior comparable period. Cash used in operating activities principally declined due to a reduction in the loss from operations as well as changes in operating liabilities.

      Net cash used in investing activities was $82,528 for the three months ended September 30, 2003 versus $56,947 in the comparable prior period. The change in cash from investing activities was primarily due to a higher level of net purchases of marketable securities in the current period.

      There were no financing activities during the three months ended September 30, 2003 and 2002.

      In accordance with the terms of our August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 through June 2004. During the three months ended September 30, 2003, we incurred $49,015 of advertising expenses related to this commitment. The remaining commitment outstanding as of September 30, 2003 is $178,150.

      We have incurred net losses and had negative cash flow from operations during the last seven years and through September 30, 2003. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of September 30, 2003, we had $1,654,478 in aggregate cash and cash equivalents. We believe that, through the proper use of these existing funds, from revenue generated from existing and new web-based services and from further efficiencies achieved by utilizing an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

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

10.11 Private Equity Line of Credit Agreement between Moldbury Holdings and Company (5)

10.12       Private Equity Line of Credit Registration Rights Agreement (5)

10.13       Stock Purchase Warrant for Moldbury Holdings Limited (5)

10.14       Advertising Agreement dated August 11, 2000 (9)

10.14.1     Amendment to Advertising Agreement dated August 11, 2000 (13)

10.15       Employment Agreement between Company and Alan Littman (13)

31.1        Rule 13a-14(a)/15d-14(a) Certification (CEO)**

31.2        Rule 13a-14(a)/15d-14(a) Certification (CFO)**

32.1        Section 1350 Certification (CEO)**

32.2        Section 1350 Certification (CFO)**
---------------

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

(13) Incorporated herein in its entirety by reference to the Company's 2003 Annual Report on Form 10-KSB.

**    Filed herewith.

      (b) Reports on Form 8-K.

      Form 8-K was filed on September 25, 2003 by the Company to announce its revenues and results for the fourth quarter and year ended June 30, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLICKNSETTLE.COM, INC.

Date: November 11, 2003                   By: /s/ Roy Israel
                                              ----------------------------------
                                              Roy Israel, President and CEO

Date: November 11, 2003                   By: /s/ Patricia A. Giuliani-Rheaume
                                              ----------------------------------
                                              Patricia A. Giuliani-Rheaume, Vice
                                              President, Treasurer and CFO