Form 10QSB
period 2003-12-31
CLICKNSETTLE COM INC
filed 2004-02-13
CIK 925741

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 6, 2004, 8,449,056 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes |_| No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
             December 31, 2003 (unaudited)
             and June 30, 2003                                                3

            Consolidated Statements of Operations
             for the six month periods ended
             December 31, 2003 and 2002 (unaudited)                           4

            Consolidated Statements of Changes in
             Stockholders' Equity and Comprehensive
             Loss for the six month periods ended
             December 31, 2003 and 2002 (unaudited)                           5

            Consolidated Statements of Cash Flows
             for the six month periods ended
             December 31, 2003 and 2002 (unaudited)                           6

            Notes to Consolidated Financial Statements                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                        10

ITEM 3.  CONTROLS AND PROCEDURES                                              18

PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings                                        19
            Item 2.  Changes in Securities and Use of Proceeds                19
            Item 4.  Submission of Matters to a Vote of Security Holders      19
            Item 6.  Exhibits and Reports on Form 8-K                         20

            Signatures                                                        22
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,           June 30,
                                                                                          2003                 2003
                                                                                      ------------         ------------
                                                                                                          (derived from
                                                                                                        audited financial
                            ASSETS                                                                          statements)
CURRENT ASSETS
  Cash and cash equivalents                                                           $  1,220,891         $  1,798,786
  Marketable securities                                                                    347,812              181,063
  Accounts receivable (net of allowance for doubtful
     accounts of $140,000)                                                                 258,985              435,667
  Other receivables                                                                         18,740
  Prepaid expenses and other current assets (net of allowance
     for doubtful note receivable of $48,848 and $49,148, respectively)                     84,223               39,825
                                                                                      ------------         ------------

     Total current assets                                                                1,930,651            2,455,341

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                           119,024              143,824

OTHER ASSETS                                                                                42,975               42,975
                                                                                      ------------         ------------

                                                                                      $  2,092,650         $  2,642,140
                                                                                      ============         ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                    $    178,683         $    277,608
  Accrued expenses and other liabilities                                                   277,840              275,428
  Accrued payroll and employee benefits                                                     97,666              141,305
  Deferred revenues                                                                        198,956              268,977
                                                                                      ------------         ------------

     Total current liabilities                                                             753,145              963,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 25,000,000 shares authorized;
    8,701,554 shares issued and outstanding                                                  8,702                8,702
  Additional paid-in capital                                                            10,104,325           10,104,325
  Accumulated deficit                                                                   (8,744,603)          (8,394,247)
  Accumulated other comprehensive income                                                    54,999               43,960
  Less common stock in treasury at cost, 252,498                                           (83,918)             (83,918)
                                                                                      ------------         ------------

     Total stockholders' equity                                                          1,339,505            1,678,822
                                                                                      ------------         ------------

                                                                                      $  2,092,650         $  2,642,140
                                                                                      ============         ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three months ended December 31,          Six months ended December 31,
                                                               2003                2002                2003                2002
                                                           -----------         -----------         -----------         -----------
Net revenues                                               $   927,068         $   961,839         $ 1,914,854         $ 1,955,198
                                                           -----------         -----------         -----------         -----------

Operating costs and expenses
  Cost of services                                             225,876             229,603             444,283             458,529
  Sales and marketing expenses                                 325,161             278,563             648,663             587,530
  General and administrative expenses                          607,760             586,005           1,234,179           1,239,805
                                                           -----------         -----------         -----------         -----------

                                                             1,158,797           1,094,171           2,327,125           2,285,864
                                                           -----------         -----------         -----------         -----------

           Loss from operations                               (231,729)           (132,332)           (412,271)           (330,666)

Other income (expenses)
   Investment (loss) income                                     (8,717)             15,835              60,479               3,479
   Other income                                                    858               2,128               1,436               3,483
                                                           -----------         -----------         -----------         -----------

                                                                (7,859)             17,963              61,915               6,962
                                                           -----------         -----------         -----------         -----------

            Loss before income taxes                          (239,588)           (114,369)           (350,356)           (323,704)

Income taxes                                                        --                  --                  --                  --
                                                           -----------         -----------         -----------         -----------

              NET LOSS                                     $  (239,588)        $  (114,369)        $  (350,356)        $  (323,704)
                                                           ===========         ===========         ===========         ===========

Net loss per common share - basic and diluted              $     (0.03)        $     (0.01)        $     (0.04)        $     (0.04)
                                                           ===========         ===========         ===========         ===========

Weighted-average shares outstanding - basic and diluted      8,449,056           8,449,056           8,449,056           8,449,056
                                                           ===========         ===========         ===========         ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
             Six months ended December 31, 2003 and 2002 (unaudited)

                                                                                  Accumulated
                                     Common stock     Additional                    other        Common         Total       Compre-
                                     ------------       paid-in     Accumulated  comprehensive   stock in   stockholders'   hensive
                                   Shares    Amount     capital       deficit    income (loss)   treasury      equity        loss
                                ----------------------------------------------------------------------------------------------------
Balances at June 30, 2002        1,450,259   $1,450   $10,111,324   ($7,914,736)   ($21,114)     ($83,918)  $2,093,006

Compensation related to
 stock options                                                253                                                  253
Net loss                                                               (323,704)                              (323,704)  $ (323,704)
Change in unrealized gain
 (loss) on marketable
 securities                                                                          (3,547)                    (3,547)      (3,547)
                                                                                                                         ----------

Comprehensive loss                                                                                                       $ (327,251)
                                                                                                                         ==========

                                --------------------------------------------------------------------------------------
Balances at December 31, 2002    1,450,259   $1,450   $10,111,577   ($8,238,440)   ($24,661)     ($83,918)  $1,766,008
                                ======================================================================================


Balances at June 30, 2003        1,450,259    1,450    10,111,577    (8,394,247)     43,960       (83,918)   1,678,822
Six-for-one forward stock
 split effectuated on
 December 22, 2003               7,251,295    7,252        (7,252)
                                --------------------------------------------------------------------------------------
                                 8,701,554    8,702    10,104,325    (8,394,247)     43,960       (83,918)   1,678,822

Net loss                                                               (350,356)                              (350,356)  $ (350,356)
Change in unrealized gain
 (loss) on marketable
 securities                                                                          11,039                     11,039       11,039
                                                                                                                         ----------

Comprehensive loss                                                                                                       $ (339,317)
                                                                                                                         ==========

                                --------------------------------------------------------------------------------------
Balances at December 31, 2003    8,701,554    8,702    10,104,325    (8,744,603)     54,999       (83,918)   1,339,505
                                ======================================================================================

The accompanying notes are an integral part of these statements.

                    clickNsettle.com, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          Six months ended December 31,

                                                                                           2003                2002
                                                                                       -----------         -----------
Cash flows from operating activities
   Net loss                                                                            $  (350,356)        $  (323,704)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                         35,824              46,466
      (Gains) on sales of marketable securities                                            (54,683)            (33,843)
      Write-down of marketable securities                                                       --              44,477
      Advertising in exchange for common stock                                                  --              18,285
      Compensation related to stock options                                                     --                 253
      Provision for write-down of note receivable                                                               20,500
      Recovery from write-down of note receivable                                             (300)                 --
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                                   176,682              89,096
         (Increase) in prepaid expenses and other current assets                           (44,098)            (58,897)
         (Decrease) in accounts payable, accrued expenses and other liabilities            (96,513)            (80,854)
         (Decrease) increase in accrued payroll and employee benefits                      (43,639)             57,294
         (Decrease) in deferred revenues                                                   (70,021)            (30,733)
                                                                                       -----------         -----------
      Net cash used in operating activities                                               (447,104)           (251,660)
                                                                                       -----------         -----------
Cash flows from investing activities
   Purchases of marketable securities                                                     (725,289)           (113,805)
   Proceeds from sales of marketable securities                                            624,262             138,301
   Increase in receivable for securities sold                                              (18,740)
   Purchases of furniture and equipment                                                    (11,024)            (10,780)
                                                                                       -----------         -----------
       Net cash (used in) provided by investing activities                                (130,791)             13,716
                                                                                       -----------         -----------
Cash flows from financing activities
                                                                                       -----------         -----------
       Net cash used in financing activities                                                    --                  --
                                                                                       -----------         -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (577,895)           (237,944)

Cash and cash equivalents at beginning of period                                         1,798,786           1,917,066

                                                                                       -----------         -----------
Cash and cash equivalents at end of period                                             $ 1,220,891         $ 1,679,122
                                                                                       ===========         ===========

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Six months ended December 31, 2003
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations for the three and six month periods ended December 31, 2003 and 2002 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2003 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2003 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2003 consolidated financial statements.

2. On December 22, 2003, the Company effected a 6-for-1 forward stock split. All references to number of shares and per share data in the consolidated financial statements and accompanying notes have been restated. The par value of the common stock remained unchanged at $.001 per share.

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 5,800,892 and 3,859,620 at December 31, 2003 and 2002, respectively, would be antidilutive as the Company incurred net losses for the three and six month periods ended December 31, 2003 and 2002.

4. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred $45,512 and $8,106 for the quarters ended December 31, 2003 and 2002, respectively, and $103,608 and $33,967 for the six month periods ended December 31, 2003 and 2002, respectively. Of such totals, non-cash advertising charges comprised $18,285 for the six-month period ended December 31, 2002. In accordance with the terms of the August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising subsequent to the initial two-year term. Such advertising is to be expended from May 2003 through September 2004. During the quarter and six months ended December 31, 2003, the Company incurred $43,265 and $92,280 respectively, of advertising expense related to this commitment. The remaining commitment outstanding as of December 31, 2003 is $134,885.

5. On March 14, 2003, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 1,600,002 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 14, 2004, provided, however, that the Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases in the six-month period ended December 31, 2003, and, through December 31, 2003, the Company had purchased 252,498 shares under the Plan for an aggregate cost of $83,918.

6. The components of comprehensive loss are as follows:

                                              Three months ended December 31,
                                                 2003                2002
                                                 ----                ----
Net loss                                      $(239,588)          $(114,369)
Change in unrealized gain (loss)
   on marketable securities                      55,105              53,186
                                              ---------           ---------

Comprehensive loss                            $(184,483)          $ (61,183)
                                              ---------           ---------

                                              Six months ended December 31,
                                                 2003                2002
                                                 ----                ----
Net loss                                      $(350,356)          $(323,704)
Change in unrealized gain (loss)
   on marketable securities                      11,039              (3,547)
                                              ---------           ---------

Comprehensive loss                            $(339,317)          $(327,251)
                                              ---------           ---------

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

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. During the six-month periods ended December 31, 2003 and 2002, the Company granted 240,000 and 0 options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six-month period ended December 31, 2003: a dividend yield of zero; a risk-free interest rate of 1.96%; an expected term of 3 years; an expected stock price volatility of 124.7%; and a forfeiture rate of 15%. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                Three months ended December 31,
                                                    2003              2002
                                                    ----              ----
Net loss, as reported                            $(239,588)        $(114,369)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                         (41,010)         (109,529)
                                                 ---------         ---------

Proforma net loss                                $(280,598)        $(223,898)
                                                 ---------         ---------

Net loss per common share:
   Basic and diluted - as reported               $   (0.03)        $   (0.01)
   Basic and diluted - pro forma                 $   (0.03)        $   (0.03)

                                                 Six months ended December 31,
                                                    2003              2002
                                                    ----              ----
Net loss, as reported                            $(350,356)        $(323,704)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                         (81,648)         (252,415)
                                                 ---------         ---------

Proforma net loss                                $(432,004)        $(576,119)
                                                 ---------         ---------

Net loss per common share:
   Basic and diluted - as reported               $   (0.04)        $   (0.04)
   Basic and diluted - pro forma                 $   (0.05)        $   (0.07)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            From time to time, including in this quarterly report on Form 10-QSB, clickNsettle.com, Inc. (formerly NAM Corporation) (the "Company", or "we") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: changes in the insurance and legal industries; our inability to retain current or new hearing officers; changes in the public court systems; and the degree and timing of the market's acceptance of our arbitration and mediation programs and electronic oversight applications and other risks that are set forth herein.

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

We have Recent, and Anticipate Continuing, Losses

            We have incurred operating losses during the last seven years and through December 31, 2003. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations and our financial condition may be materially and adversely affected.

We Depend On Insurance-Related Disputes

            The majority of our alternative dispute resolution ("ADR") services involve claims that are usually covered by insurance. We resolve many of these disputes in a matter of hours. Since our revenues are derived primarily from certain administrative and hourly fees, a high volume of these cases is required in order for us to generate revenues sufficient to maintain our operations. Although catastrophic injury, self-insured commercial and employment initiatives represent a growing percentage of our revenues, there can be no assurance that we will be able to continue to expand our insurance and non-insurance-related dispute business, or maintain or increase our current level of cases. In addition, we cannot assure you that changes in the insurance industry will not affect our business.

Possible Improvements in the Public Court System, Including Use of ADR Services, May Affect Our Business

            The ADR industry, in general, furnishes an alternative to public dispute mechanisms, principally the local, state and federal court systems. Our marketing efforts have been based on our belief that there exists a high degree of dissatisfaction among litigants and their counsel with the public court system. If the public courts, in the markets we are currently serving or seek to serve, reduce case backlogs and provide effective settlement mechanisms at no, or at a substantially reduced cost to litigants, our business opportunities in such markets may be significantly reduced. Several public court systems, both on the federal and state level, including certain federal and state courts located in New York State, have instituted court coordinated ADR programs. Similar programs are under consideration in a number of states and may be adopted at any time. The success of such ADR programs could have a material adverse effect on our business by diminishing the demand for private ADR services.

The Private ADR Services Business is Highly Competitive

            The private ADR business is highly competitive, both on a national and regional level. Barriers to entry into the ADR business are relatively low, and new competitors can begin doing business relatively quickly. There are two types of competitors, not-for-profit and for-profit entities:

                  o We believe that our largest not-for-profit competitor is the American Arbitration Association, as it has significant market share in complex commercial cases.

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

Our Current Stockholders Have the Ability to Exert Significant Control

            Our executive officers, directors, and their affiliates beneficially own 3,755,136 shares or approximately 44.4% of the common stock outstanding based on 8,449,056 shares of common stock outstanding as of February 6, 2004. Of that number, Mr. Israel beneficially owns 2,410,278 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

            In the systems and software industries, it is common that companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. We may from time to time be notified of claims that we may be infringing upon patents, copyrights or other intellectual property rights owned by third parties. Companies may pursue claims against us with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. Although we believe we have not violated or infringed upon any intellectual property patents and have taken measures to protect our own rights, there is no assurance that we will avoid litigation. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and the diversion of resources away from the day-to-day operation of our business.

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

                                     GENERAL

            We provide ADR services to insurance companies, law firms, corporations and municipalities. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. Furthermore, we believe that there is greater market acceptance and a positive trend relating to the utilization of ADR services as opposed to the traditional litigation process. The variety, complexity and volume of cases being submitted for ADR are illustrative and, we believe, accurate barometers of the integration of ADR into the legal landscape. Further, we see this trend continuing. We believe that with our roster of qualified hearing officers, administrative capabilities, electronic oversight applications, knowledge of dispute resolution and reputation within the corporate and legal communities, we are uniquely positioned to provide a comprehensive total solution to disputing parties over broad geographic areas.

      We currently operate from locations in New York and Massachusetts.

      Our objective is to become the leading provider of dispute resolution services by providing services and technology designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We believe we are uniquely positioned within the ADR industry as we offer highly qualified hearing officers, premium services and innovative solutions designed to appeal to a client base which has become more sophisticated with the continuing acceptance and utilization of ADR. We have a patent pending on our inventions relating to dispute resolution processing and oversight. Additionally, depending upon market acceptance, we will review the needs of our current and prospective customers and offer those solutions that we believe will be of most value to our clients and to our shareholders. We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing client base will be charged with growing our business and exploiting our inherent market advantages. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as
(i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) targeting revenue opportunities related to our various technology-based solutions; (2) build brand recognition of National Arbitration and Mediation
(NAM) as the premier provider of dispute resolution solutions through our advertising campaign; (3) continue to attract and retain the services of highly talented, former top-tier judges and attorneys to act as independent and impartial hearing officers; and (4) broaden the type and complexity of the dispute resolution cases we administer.

            In our current environment, corporate governance, integrity of process and transparency have taken center stage in how corporations, municipalities and other entities are to conduct operations. Our suite of services, particularly those related to oversight applications, can enhance business practices by enabling our clients to better manage their operations through data driven features and, at the same time, produce cost savings given the tremendous expense related to traditional litigation versus our quicker, more efficient dispute resolution solutions.

            We have and may continue to incur net losses in the future as a result of (a) marketing and other costs associated with our investment in technology and (b) our advertising expenses. Our advertising campaign commenced in August 2000 when we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 368,844 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001 and as adjusted for the 6-for-1 forward stock split effectuated on December 22, 2003). At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, National Arbitration and Mediation (NAM). We believe that National Arbitration and Mediation (NAM) is a proven and well-respected brand in the ADR industry. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 through September 2004. However, we currently anticipate that, at the conclusion of our present campaign, we will reduce our advertising expenses and we believe our revenues will not be adversely impacted.

Second Quarter Ended December 31, 2003 Compared to Second Quarter Ended December 31, 2002

            Revenues. Revenues remained at a comparable level with a decrease of $34,771 from $961,839 for the quarter ended December 31, 2002 to $927,068 for the quarter ended December 31, 2003. Likewise, the number of cases heard and the average dollars earned per hearing were relatively consistent between the periods. We believe that lawsuits continue to be commenced and that ADR services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe ADR services will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

            Cost of Services. Cost of services decreased 1.6% to $225,876 for the second quarter ended December 31, 2003 from $229,603 for the second quarter ended December 31, 2002. Additionally, the cost of services as a percentage of revenues remained stable at 24% for both quarterly periods. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs increased 16.7% to $325,161 for the second quarter ended December 31, 2003 from $278,563 for the second quarter ended December 31, 2002. Sales and marketing costs as a percentage of revenues increased to 35.1% in the second quarter of fiscal year 2004 from 29.0% in the second quarter of fiscal year 2003. Most of the increase (approximately $37,400) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 worth of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 worth of advertising. Such advertising is to be expended from May 2003 through September 2004. During the three months ended December 31, 2003, we incurred $43,265 of advertising expense related to this commitment. Additionally, travel, entertainment and promotions increased by approximately $10,900 as our marketing efforts have been concentrated on demonstrating our complete line of services to new and existing clients as we believe there exists great potential to expand these relationships.

            General and Administrative. General and administrative costs increased 3.7% to $607,760 for the second quarter ended December 31, 2003 from $586,005 for the second quarter ended December 31, 2002. Most of the increase (approximately $65,600) relates to employee costs and related items (including benefits, payroll taxes, outside services and auto expense), contributions, taxes and legal expenses. Offsetting the above increases was a decrease in printing, depreciation, dues, postage, costs associated with being a NASDAQ listed company and rental expenses totaling approximately $43,300. General and administrative costs as a percentage of revenues increased to 65.6% for the second quarter ended December 31, 2003 from 60.9% for the second quarter ended December 31, 2002.

            Other Income (Expenses). Other income (expenses) changed to an expense of $7,859 for the second quarter ended December 31, 2003 from income of $17,963 for the second quarter ended December 31, 2002. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains (losses) (which includes write-downs for other than temporary declines in the value of marketable securities) was ($11,475) in the second quarter of fiscal year 2004 versus realized gains of $9,485 in the second quarter of fiscal year 2003, resulting in a decline of $20,960. Additionally, net interest income generated primarily from investments in money market funds declined by $3,593 from $6,350 in the prior year period due to lower invested balances and interest rates as compared to the prior period.

            Income Taxes. Tax benefits resulting from net losses incurred for the periods ended December 31, 2003 and 2002 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the three months ended December 31, 2003, we had a net loss of $239,588 as compared to a net loss of $114,369 for the three months ended December 31, 2002. The loss increased principally due to higher advertising costs and administrative expenses as well as lower net investment results.

Six months Ended December 31, 2003 Compared to Six months Ended December 31,
2002

            Revenues. Revenues remained at a comparable level with a decrease of $40,344 from $1,955,198 for the six months ended December 31, 2002 to $1,914,854 for the six months ended December 31, 2003. Likewise, the number of cases heard and the average dollars earned per hearing were relatively consistent between the periods. We believe that lawsuits continue to be commenced and that ADR services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe ADR services will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

            Cost of Services. Cost of services decreased 3.1% to $444,283 for the six months ended December 31, 2003 from $458,529 for the six months ended December 31, 2002. Additionally, the cost of services as a percentage of revenues remained stable at 23% for both six-month periods. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs increased 10.4% to $648,663 for the six months ended December 31, 2003 from $587,530 for the six months ended December 31, 2002. Sales and marketing costs as a percentage of revenues increased to 33.9% in the first six months of fiscal year 2004 from 30.0% in the first six months of fiscal year 2003. Most of the increase (approximately $69,600) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 worth of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the six months ended December 31, 2003 and 2002 was $0 and $18,285, respectively. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 worth of advertising. Such advertising is to be expended from May 2003 through September 2004. During the six months ended December 31, 2003, we incurred $92,280 of advertising expense related to this commitment. Additionally, travel, entertainment and promotions increased by approximately $13,100 as our marketing efforts have been concentrated on demonstrating our complete line of services to new and existing clients as we believe there exists great potential to expand these relationships. Offsetting these increases was a decrease in salaries and related costs of approximately $21,600.

            General and Administrative. General and administrative costs decreased 0.5% to $1,234,179 for the six months ended December 31, 2003 from $1,239,805 for the six months ended December 31, 2002. Most of the decrease (approximately $59,000) relates to lower costs for printing, depreciation, dues, postage, costs associated with being a NASDAQ listed company and rental expenses. Offsetting the above decreases was an increase in employee costs and related items (including benefits, payroll taxes, outside services and auto expense), contributions and taxes, totaling approximately $52,800. General and administrative costs as a percentage of revenues increased to 64.5% for the six months ended December 31, 2003 from 63.4% for the six months ended December 31, 2002.

            Other Income. Other income increased from $6,962 for the six months ended December 31, 2002 to $61,915 for the six months ended December 31, 2003. Other income is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which includes write-downs for other than temporary declines in the value of marketable securities) was ($10,634) in the first six months of fiscal year 2003 versus realized gains of $54,683 in the first six months of fiscal year 2004, resulting in an improvement of $65,317. As an offset, net interest income generated primarily from investments in money market funds declined by $8,317 from $14,114 in the prior year period due to lower invested balances and interest rates as compared to the prior period.

            Income Taxes. Tax benefits resulting from net losses incurred for the six month periods ended December 31, 2003 and 2002 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the six months ended December 31, 2003, we had a net loss of $350,356 as compared to a net loss of $323,704 for the six months ended December 31, 2002. The loss increased principally due to higher advertising expenses, offset by improved investment results.

Liquidity and Capital Resources

            At December 31, 2003, the Company had a working capital surplus of $1,177,506 compared to $1,492,023 at June 30, 2003. The decrease in working capital occurred primarily as a result of the loss from operations.

            Net cash used in operating activities was $447,104 for the six months ended December 31, 2003 versus $251,660 in the prior comparable period. Cash used in operating activities principally increased due to a slightly higher net loss as well as changes in operating liabilities.

            Net cash used in investing activities was $130,791 for the six months ended December 31, 2003 versus net cash provided by investing activities of $13,716 in the comparable prior period. The change in cash from investing activities was primarily due to a higher level of net purchases of marketable securities in the current period.

            There were no financing activities during the six months ended December 31, 2003 and 2002.

            In accordance with the terms of our August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 worth of advertising. Such advertising is to be expended from May 2003 through September 2004. During the six months ended December 31, 2003, we incurred $92,280 of advertising expenses related to this commitment. The remaining commitment outstanding as of December 31, 2003 is $134,885.

            We have incurred net losses and had negative cash flow from operations during the last seven years and through December 31, 2003. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of December 31, 2003, we had $1,568,703 in aggregate cash, cash equivalents and marketable securities. We believe that, through the proper use of these existing funds, from revenue generated from existing and new web-based services and from further efficiencies achieved by utilizing an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

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

Item 2.     Changes in Securities and Use of Proceeds.

            On December 22, 2003, the Company effectuated a 6-for-1 forward stock split. All references to number of shares and per share data in the consolidated financial statements and accompanying notes have been restated. The par value of the common stock remained unchanged at $.001 per share.

Item 4.     Submission of Matters to a Vote of Security Holders.

            On December 12, 2003, we held our annual meeting of shareholders. At the meeting, the shareholders voted on four proposals. The following represents the results of the voting, both in person and by proxy:

            1. Election of Directors:

            Roy Israel                 990,104 votes for;
                                       0 votes against; 156,281 votes withheld.

            Anthony J. Mercorella      990,070 votes for;
                                       0 votes against; 156,315 votes withheld.

            Kenneth G. Geraghty        990,104 votes for;
                                       0 votes against; 156,281 votes withheld.

            Robert M. Silverson, Jr.   990,070 votes for;
                                       0 votes against; 156,315 votes withheld.

            Willem F. Specht           990,070 votes for;
                                       0 votes against; 156,315 votes withheld.

            Corey J. Gottlieb          990,070 votes for;
                                       0 votes against; 156,315 votes withheld.

            Randy Gerstenblatt         990,070 votes for;
                                       0 votes against; 156,315 votes withheld.

            2. For ratification of appointment of Grant Thornton LLP as our independent accountants for fiscal year 2004:

                                       1,084,518 votes for;
                                       61,867 votes against; 0 abstentions

            3. For approval of the amendment to the Company's Certificate of Incorporation authorizing the Board of Directors to increase the authorized common stock, par value $.001 per share, of the Company from 15,000,000 shares to 25,000,000 shares and to effect a 6-for-1 forward stock split of the outstanding shares of the Company's common stock:

                                       984,104 votes for;
                                       162,281 votes against; 0 abstentions

            4. For approval of the amendment to the Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock available for grant:

                                       582,957 votes for;
                                       170,133 votes against;
                                       3,666 abstentions; 389,629  not voted

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

3.1 (f) Certificate of Amendment of Certificate of Incorporation, second amendment**

3.2         By-Laws of the Company, as amended (3)

4.1         Stock Purchase Agreement dated May 10, 2000 (7)

4.2         Stock Purchase Warrant dated May 10, 2000 (7)

4.3         Exchangeable Preferred Stock and Warrants Purchase Agreement (5)

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

10.14.2     Second amendment to Advertising Agreement dated August 11, 2000**

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

**          Filed herewith.

            (b) Reports on Form 8-K.

            Form 8-K was filed on November 14, 2003 by the Company to announce its revenues and results for the first fiscal quarter ended September 30, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLICKNSETTLE.COM, INC.


Date: February 10, 2004                By: /s/ Roy Israel
                                           -------------------------------
                                       Roy Israel, President and CEO


Date: February 10, 2004                By: /s/ Patricia A. Giuliani-Rheaume
                                           --------------------------------
                                       Patricia A. Giuliani-Rheaume, Vice
                                       President, Treasurer and CFO