Form 10QSB
period 2004-03-31
CLICKNSETTLE COM INC
filed 2004-05-14
CIK 925741

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 6, 2004, 8,449,056 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes |_| No |X|

                                   ----------

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                       Page
                                                                      ----

ITEM 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at
                   March 31, 2004 (unaudited)
                   and June 30, 2003                                    3

                  Consolidated Statements of Operations
                   for the three and nine month periods ended
                   March 31, 2004 and 2003 (unaudited)                  4

                  Consolidated Statements of Changes in
                   Stockholders' Equity and Comprehensive
                   Loss for the nine month periods ended
                   March 31, 2004 and 2003 (unaudited)                  5

                  Consolidated Statements of Cash Flows
                   for the nine month periods ended
                   March 31, 2004 and 2003 (unaudited)                  6

                  Notes to Consolidated Financial Statements            7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                           10

ITEM 3.   CONTROLS AND PROCEDURES                                      18

PART II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings                           19
                  Item 6.  Exhibits and Reports on Form 8-K            19

                  Signatures                                           21
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,            June 30,
                                                                                   2004                 2003
                                                                               ------------         ------------
                                                                                                    (derived from
                                                                                                  audited financial
                                       ASSETS                                                         statements)
CURRENT ASSETS
  Cash and cash equivalents                                                    $  1,162,177         $  1,798,786
  Marketable securities                                                             306,806              181,063
  Accounts receivable (net of allowance for doubtful
     accounts of $136,645 and  $140,000, respectively)                              257,513              435,667
  Prepaid expenses and other current assets (net of allowance
     for doubtful note receivable of $48,848 and $49,148, respectively)              60,064               39,825
                                                                               ------------         ------------

     Total current assets                                                         1,786,560            2,455,341

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                    101,731              143,824

OTHER ASSETS                                                                         42,226               42,975
                                                                               ------------         ------------

                                                                               $  1,930,517         $  2,642,140
                                                                               ============         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $    195,026         $    277,608
  Accrued expenses and other liabilities                                            283,884              275,428
  Accrued payroll and employee benefits                                             100,457              141,305
  Deferred revenues                                                                 213,874              268,977
                                                                               ------------         ------------

     Total current liabilities                                                      793,241              963,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 25,000,000 shares authorized;
    8,701,554 shares issued and outstanding                                           8,702                8,702
  Additional paid-in capital                                                     10,104,325           10,104,325
  Accumulated deficit                                                            (8,956,705)          (8,394,247)
  Accumulated other comprehensive income                                             64,872               43,960
  Less common stock in treasury at cost,  252,498 shares                            (83,918)             (83,918)
                                                                               ------------         ------------

     Total stockholders' equity                                                   1,137,276            1,678,822
                                                                               ------------         ------------

                                                                               $  1,930,517         $  2,642,140
                                                                               ============         ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three months ended March 31,         Nine months ended March 31,
                                                                2004               2003             2004               2003
                                                             -----------       -----------       -----------       -----------
Net revenues                                                 $   809,868       $   858,934       $ 2,724,722       $ 2,814,132
                                                             -----------       -----------       -----------       -----------

Operating costs and expenses
  Cost of services                                               179,311           194,869           623,594           653,398
  Sales and marketing expenses                                   323,253           254,547           971,916           842,077
  General and administrative expenses                            511,570           626,889         1,745,749         1,866,694
                                                             -----------       -----------       -----------       -----------

                                                               1,014,134         1,076,305         3,341,259         3,362,169
                                                             -----------       -----------       -----------       -----------

           Loss from operations                                 (204,266)         (217,371)         (616,537)         (548,037)

Other (expenses) income
   Investment (loss) income                                       (8,423)              579            52,056             4,058
   Other income                                                      587             3,767             2,023             7,250
                                                             -----------       -----------       -----------       -----------

                                                                  (7,836)            4,346            54,079            11,308
                                                             -----------       -----------       -----------       -----------

            Loss before income taxes                            (212,102)         (213,025)         (562,458)         (536,729)

Income taxes                                                          --                --                --                --
                                                             -----------       -----------       -----------       -----------

              NET LOSS                                       $  (212,102)      $  (213,025)      $  (562,458)      $  (536,729)
                                                             ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted                $     (0.03)      $     (0.03)      $     (0.07)      $     (0.06)
                                                             ===========       ===========       ===========       ===========

Weighted-average shares outstanding - basic and diluted        8,449,056         8,449,056         8,449,056         8,449,056
                                                             ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                          EQUITY AND COMPREHENSIVE LOSS
              Nine months ended March 31, 2004 and 2003 (unaudited)

                                                                                                                       Accumulated
                                                         Common stock                 Additional                           other
                                                 -----------------------------          paid-in         Accumulated    comprehensive
                                                   Shares             Amount            capital           deficit      income (loss)
                                                 -----------------------------------------------------------------------------------
Balances at June 30, 2002                         1,450,259       $      1,450       $ 10,111,324       ($7,914,736)      ($21,114)

Compensation related to stock options                                                         253
Net loss                                                                                                   (536,729)
Change in unrealized gain (loss) on
 marketable securities                                                                                                      (5,813)


Comprehensive loss


                                                 -----------------------------------------------------------------------------------
Balances at March 31, 2003                        1,450,259       $      1,450       $ 10,111,577       ($8,451,465)      ($26,927)
                                                 ===================================================================================

Balances at June 30, 2003                         1,450,259              1,450         10,111,577        (8,394,247)        43,960
Six-for-one forward stock split effectuated
 on December 22, 2003                             7,251,295              7,252             (7,252)
                                                 -----------------------------------------------------------------------------------
                                                  8,701,554              8,702         10,104,325        (8,394,247)        43,960

Net loss                                                                                                   (562,458)
Change in unrealized gain (loss) on
 marketable securities                                                                                                      20,912


Comprehensive loss


                                                 -----------------------------------------------------------------------------------
Balances at March 31, 2004                        8,701,554              8,702         10,104,325        (8,956,705)        64,872
                                                 ===================================================================================


                                                   Common           Total          Compre-
                                                  stock in       stockholders'     hensive
                                                  treasury          equity          loss
                                               ----------------------------------------------
Balances at June 30, 2002                       ($   83,918)      $2,093,006

Compensation related to stock options                                    253
Net loss                                                            (536,729)   $   (536,729)
Change in unrealized gain (loss) on
 marketable securities                                                (5,813)         (5,813)
                                                                                ------------

Comprehensive loss                                                              $   (542,542)
                                                                                ============

                                               -----------------------------
Balances at March 31, 2003                      ($   83,918)      $1,550,717
                                               =============================

Balances at June 30, 2003                           (83,918)       1,678,822
Six-for-one forward stock split effectuated
 on December 22, 2003
                                               -----------------------------
                                                    (83,918)       1,678,822

Net loss                                                            (562,458)   $   (562,458)
Change in unrealized gain (loss) on
 marketable securities                                                20,912          20,912
                                                                                ------------

Comprehensive loss                                                              $   (541,546)
                                                                                ============

                                               -----------------------------
Balances at March 31, 2004                          (83,918)       1,137,276
                                               =============================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Nine months ended March 31,

                                                                                         2004                2003
                                                                                      -----------        -----------
Cash flows from operating activities
   Net loss                                                                           $  (562,458)       $  (536,729)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                        53,695             66,125
      (Gains) on sales of marketable securities                                           (43,756)           (42,258)
      Write-down of marketable securities                                                                     58,732
      Advertising in exchange for common stock                                                                18,285
      Compensation related to stock options                                                                      253
      Provision for write-down of note receivable                                                             24,250
      Recovery from write-down of note receivable                                            (300)
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                                  178,154            101,113
         (Increase) in prepaid expenses and other current assets                          (19,190)           (41,617)
         (Decrease) in accounts payable, accrued expenses and other liabilities           (74,126)          (120,093)
         (Decrease) increase in accrued payroll and employee benefits                     (40,848)           113,107
         (Decrease) in deferred revenues                                                  (55,103)           (18,648)
                                                                                      -----------        -----------
      Net cash used in operating activities                                              (563,932)          (377,480)
                                                                                      -----------        -----------

Cash flows from investing activities
   Purchases of marketable securities                                                  (1,128,314)          (481,975)
   Proceeds from sales of marketable securities                                         1,067,239            171,182
   Purchases of furniture and equipment                                                   (11,602)           (11,818)
                                                                                      -----------        -----------
       Net cash used in investing activities                                              (72,677)          (322,611)
                                                                                      -----------        -----------

Cash flows from financing activities
                                                                                      -----------        -----------
       Net cash used in financing activities
                                                                                      -----------        -----------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (636,609)          (700,091)

Cash and cash equivalents at beginning of period                                        1,798,786          1,917,066

                                                                                      -----------        -----------
Cash and cash equivalents at end of period                                            $ 1,162,177        $ 1,216,975
                                                                                      ===========        ===========

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Nine months ended March 31, 2004
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2004 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2004 and 2003 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the operating results expected for the full year.

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

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 5,750,288 and 5,924,622 at March 31, 2004 and 2003, respectively, would be antidilutive as the Company incurred net losses for the three and nine month periods ended March 31, 2004 and 2003.

4. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred $43,850 and $8,258 for the quarters ended March 31, 2004 and 2003, respectively, and $147,458 and $42,225 for the nine month periods ended March 31, 2004 and 2003, respectively. Of such totals, non-cash advertising charges comprised $18,285 for the nine-month period ended March 31, 2003. In accordance with the terms of the August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising subsequent to the initial two-year term. Such advertising is to be expended from May 2003 through September 2004. During the quarter and nine months ended March 31, 2004, the Company incurred $39,514 and $131,794 respectively, of advertising expense related to this commitment. The remaining commitment outstanding as of March 31, 2004 is $95,371.

5. On March 12, 2004, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 1,600,002 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 12, 2005, provided, however, that the Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases in the nine-month period ended March 31, 2004, and, through March 31, 2004, the Company had purchased 252,498 shares under the Plan for an aggregate cost of $83,918.

6. The components of comprehensive loss are as follows:

                                        Three months ended March 31,
                                           2004              2003
                                           ----              ----
Net loss                                $(212,102)        $(213,025)
Change in unrealized gain (loss)
   on marketable securities                 9,873            (2,266)
                                        ---------         ---------

Comprehensive loss                      $(202,229)        $(215,291)
                                        ---------         ---------

                                         Nine months ended March 31,
                                           2004              2003
                                           ----              ----
Net loss                                $(562,458)        $(536,729)
Change in unrealized gain (loss)
   on marketable securities                20,912            (5,813)
                                        ---------         ---------

Comprehensive loss                      $(541,546)        $(542,542)
                                        ---------         ---------

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

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. During the nine-month periods ended March 31, 2004 and 2003, the Company granted 240,000 and 2,100,000 options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine-month period ended March 31, 2004: a dividend yield of zero; a risk-free interest rate of 1.96%; an expected term of 3 years; an expected stock price volatility of 124.7%; and a forfeiture rate of 15%. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                               Three months ended March 31,
                                                  2004              2003
                                                  ----              ----
Net loss, as reported                          $(212,102)        $(213,025)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                       (35,182)         (101,087)
                                               ---------         ---------

Proforma net loss                              $(247,284)        $(314,112)
                                               ---------         ---------

Net loss per common share:
   Basic and diluted - as reported             $   (0.03)        $   (0.03)
   Basic and diluted - pro forma               $   (0.03)        $   (0.04)

                                                Nine months ended March 31,
                                                  2004              2003
                                                  ----              ----
Net loss, as reported                          $(562,458)        $(536,729)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                      (116,829)         (353,502)
                                               ---------         ---------

Proforma net loss                              $(679,287)        $(890,231)
                                               ---------         ---------

Net loss per common share:
   Basic and diluted - as reported             $   (0.07)        $   (0.06)
   Basic and diluted - pro forma               $   (0.08)        $   (0.11)

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

We have Recent, and Anticipate Continuing, Losses

                  We have incurred operating losses during the last seven years and through March 31, 2004. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations and our financial condition may be materially and adversely affected.

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

Our Current Stockholders Have the Ability to Exert Significant Control

                  Our executive officers, directors, and their affiliates beneficially own 3,755,136 shares or approximately 44.4% of the common stock outstanding based on 8,449,056 shares of common stock outstanding as of May 6, 2004. Of that number, Mr. Israel beneficially owns 2,410,278 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

Third Quarter Ended March 31, 2004 Compared to Third Quarter Ended March 31,
2003

                  Revenues. Revenues decreased 5.7% or by $49,066 from $858,934 for the quarter ended March 31, 2003 to $809,868 for the quarter ended March 31, 2004. The decline is primarily due to a decrease in the number of cases heard between the periods. We believe that lawsuits continue to be commenced and that ADR services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe ADR services will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

                  Cost of Services. Cost of services decreased 8.0% to $179,311 for the third quarter ended March 31, 2004 from $194,869 for the third quarter ended March 31, 2003. Additionally, the cost of services as a percentage of revenues declined slightly from 22.7% for the prior quarterly period to 22.1% for the current quarterly period. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

                  Sales and Marketing. Sales and marketing costs increased
27.0% to $323,253 for the third quarter ended March 31, 2004 from $254,547 for the third quarter ended March 31, 2003. Sales and marketing costs as a percentage of revenues increased to 39.9% in the third quarter of fiscal year 2004 from 29.6% in the third quarter of fiscal year 2003. Most of the increase (approximately $35,600) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 worth of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 worth of advertising. Such advertising is to be expended from May 2003 through September 2004. During the three months ended March 31, 2004, we incurred $39,514 of advertising expense related to this commitment. Additionally, employee costs and related items (including benefits, payroll taxes and outside services) increased in total by $23,000. Further, travel, entertainment and promotions increased by approximately $10,100 as our marketing efforts have been concentrated on demonstrating our complete line of services to new and existing clients as we believe there exists great potential to expand these relationships.

                  General and Administrative. General and administrative costs decreased 18.4% to $511,570 for the third quarter ended March 31, 2004 from $626,889 for the third quarter ended March 31, 2003. Most of the decrease (approximately $150,200) relates to employee costs and related items (including benefits, payroll taxes and outside services), rental expenses, bad debts expense, insurance and depreciation. Offsetting the above decreases were increases in legal, auditing and automobile expenses totaling approximately $37,400. General and administrative costs as a percentage of revenues decreased to 63.2% for the third quarter ended March 31, 2004 from 73.0% for the third quarter ended March 31, 2003.

                  Other Income (Expenses). Other income (expenses) changed to an expense of $7,836 for the third quarter ended March 31, 2004 from income of $4,346 for the third quarter ended March 31, 2003. Other income (expenses) is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains (losses) (which may include write-downs for other than temporary declines in the value of marketable securities) was ($10,927) in the third quarter of fiscal year 2004 versus ($5,840) in the third quarter of fiscal year 2003, resulting in a decline of $5,087. Additionally, net interest income generated primarily from investments in money market funds declined by $3,915 from $6,419 in the prior year period due to lower invested balances and interest rates as compared to the prior period.

                  Income Taxes. Tax benefits resulting from net losses incurred for the three months ended March 31, 2004 and 2003 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

                  Net Loss. For the three months ended March 31, 2004, we had a net loss of $212,102 as compared to a net loss of $213,025 for the three months ended March 31, 2003.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

                  Revenues. Revenues decreased by 3.2% or by $89,410 from $2,814,132 for the nine months ended March 31, 2003 to $2,724,722 for the nine months ended March 31, 2004. The decline is primarily due to a decrease in the number of cases heard between the periods. We believe that lawsuits continue to be commenced and that ADR services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs and increased efficiency. We believe ADR services will benefit clients as they seek to optimize efficiencies in the litigation process in order to improve their own financial outlook as, due to low interest rates, insurers cannot rely on investment income to offset operational and indemnity expenses. Additionally, plaintiffs benefit from a speedier resolution of their claims which is of greater importance in difficult economic times.

                  Cost of Services. Cost of services decreased 4.6% to $623,594 for the nine months ended March 31, 2004 from $653,398 for the nine months ended March 31, 2003. Additionally, the cost of services as a percentage of revenues declined slightly from 23.2% for the prior nine-month period to 22.9% for the current nine-month period. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

                  Sales and Marketing. Sales and marketing costs increased
15.4% to $971,916 for the nine months ended March 31, 2004 from $842,077 for the nine months ended March 31, 2003. Sales and marketing costs as a percentage of revenues increased to 35.7% in the first nine months of fiscal year 2004 from 29.9% in the first nine months of fiscal year 2003. Most of the increase (approximately $105,200) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 worth of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the nine months ended March 31, 2004 and 2003 was $0 and $18,285, respectively. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 worth of advertising. Such advertising is to be expended from May 2003 through September 2004. During the nine months ended March 31, 2004, we incurred $131,794 of advertising expense related to this commitment. Additionally, travel, entertainment and promotions increased by approximately $23,200 as our marketing efforts have been concentrated on demonstrating our complete line of services to new and existing clients as we believe there exists great potential to expand these relationships. Further, salaries and related costs increased by approximately $1,400.

                  General and Administrative. General and administrative costs decreased 6.5% to $1,745,749 for the nine months ended March 31, 2004 from $1,866,694 for the nine months ended March 31, 2003. Most of the decrease (approximately $201,800) relates to lower employee costs and related items (including benefits, payroll taxes, travel and outside services), rental expense, depreciation, bad debts expense and costs associated with being a NASDAQ listed company. Offsetting the above decreases were increases in automobile expenses, contributions, taxes and legal and auditing expenses, totaling approximately $83,600. General and administrative costs as a percentage of revenues decreased to 64.1% for the nine months ended March 31, 2004 from 66.3% for the nine months ended March 31, 2003.

                  Other Income. Other income increased from $11,308 for the nine months ended March 31, 2003 to $54,079 for the nine months ended March 31, 2004. Other income is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses (which may include write-downs for other than temporary declines in the value of marketable securities) was ($16,474) in the first nine months of fiscal year 2003 versus realized gains of $43,756 in the first nine months of fiscal year 2004, resulting in an improvement of $60,230. As an offset, net interest income generated primarily from investments in money market funds declined by $12,232 from $20,532 in the prior year period due to lower invested balances and interest rates as compared to the prior period.

                  Income Taxes. Tax benefits resulting from net losses incurred for the nine month periods ended March 31, 2004 and 2003 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

                  Net Loss. For the nine months ended March 31, 2004, we had a net loss of $562,458 as compared to a net loss of $536,729 for the nine months ended March 31, 2003. The loss increased principally due to higher advertising expenses, offset by improved investment results.

Liquidity and Capital Resources

                  At March 31, 2004, the Company had a working capital surplus of $993,319 compared to $1,492,023 at June 30, 2003. The decrease in working capital occurred primarily as a result of the loss from operations.

                  Net cash used in operating activities was $563,932 for the nine months ended March 31, 2004 versus $377,480 in the prior comparable period. Cash used in operating activities principally increased due to a slightly higher net loss as well as changes in operating liabilities.

                  Net cash used in investing activities was $72,677 for the nine months ended March 31, 2004 versus $322,611 in the comparable prior period. The change in cash from investing activities was primarily due to a higher level of net purchases of marketable securities in the prior period.

                  There were no financing activities during the nine months ended March 31, 2004 and 2003.

                  In accordance with the terms of our August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 worth of advertising. Such advertising is to be expended from May 2003 through September 2004. During the nine months ended March 31, 2004, we incurred $131,794 of advertising expenses related to this commitment. The remaining commitment outstanding as of March 31, 2004 is $95,371.

                  We have incurred net losses and had negative cash flow from operations during the last seven years and through March 31, 2004. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of March 31, 2004, we had $1,468,983 in aggregate cash, cash equivalents and marketable securities. We believe that, through the proper use of these existing funds, from revenue generated from existing and new web-based services and from efficiencies achieved by utilizing an enhanced processing system, we will have sufficient cash to meet our needs over the next twelve months.

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
3.1 (b)           Certificate of Designation of Series A Exchangeable Preferred Stock (5)
3.1 (c)           Certificate of Correction of Certificate of Designation of Series A Exchangeable Preferred Stock (6)
3.1 (d)           Certificate of Amendment of Certificate of Incorporation (8)
3.1 (e)           Certificate of Amendment of Certificate of Incorporation, as amended (11)
3.1 (f)           Certificate of Amendment of Certificate of Incorporation, second amendment(14)
3.2               By-Laws of the Company, as amended (3)
4.1               Stock Purchase Agreement dated May 10, 2000 (7)
4.2               Stock Purchase Warrant dated May 10, 2000 (7)
4.3               Exchangeable Preferred Stock and Warrants Purchase Agreement (5)
10.1              1996 Stock Option Plan, amended and restated (3)
10.2              Employment Agreement between Company and Roy Israel effective July 1, 2002  (12)
10.5              Employment Agreement between Company and Patricia Giuliani-Rheaume(2)
10.7              Lease Agreement for Great Neck, New York facility (1)
10.7.1            Amendment to Lease Agreement for Great Neck, New York facility (4)
10.7.2            Third Amendment to Lease Agreement for Great Neck, New York facility (10)
10.14             Advertising Agreement dated August 11, 2000 (9)
10.14.1           Amendment to Advertising Agreement dated August 11, 2000 (13)
10.14.2           Second amendment to Advertising Agreement dated August 11, 2000(14)
10.15             Employment Agreement between Company and Alan Littman (13)
31.1              Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2              Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1              Section 1350 Certification (CEO)**
32.2              Section 1350 Certification (CFO)**

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

(14) Incorporated herein in its entirety by reference to the Company's Quarterly Report for the quarter ended December 31, 2003 on Form 10-QSB.

**                Filed herewith.

                  (b) Reports on Form 8-K.

                  Form 8-K was filed on February 17, 2004 by the Company to announce its revenues and results for the second fiscal quarter ended December 31, 2003. Form 8-K was filed on March 12, 2004 by the Company to announce the extension of its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 1,600,002 shares.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLICKNSETTLE.COM, INC.

Date: May 11, 2004                        By: /s/ Roy Israel
                                              -------------------------------
                                          Roy Israel, President and CEO

Date: May 11, 2004                        By: /s/ Patricia A. Giuliani-Rheaume
                                              --------------------------------
                                          Patricia A. Giuliani-Rheaume, Vice
                                          President, Treasurer and CFO