Form 10KSB
period 2004-06-30
CLICKNSETTLE COM INC
filed 2004-09-28
CIK 925741

================================================================================

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock $.001 Par Value                Over-the-Counter Bulletin Board

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock $.001 Par Value                    Boston Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.|_|

State issuer's revenues for its most recent fiscal year. $3,759,372

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 7, 2004 is $704,088.

As of September 7, 2004, 8,449,056 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

            Part I. -- None     Part II. -- None
            Part III. -- None

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

      In July 2004, our Board of Directors decided to explore strategic alternatives for the Company in an effort to protect shareholder value. As a result of the numerous scandals in recent years and the passing of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") to safeguard shareholders, micro-cap companies such as ours are faced with mounting legal and audit fees to meet the new compliance requirements now needed to remain as a publicly traded entity. In addition to being expensive in terms of out-of-pocket expenditures, these requirements are costly in that they are time-consuming and place a strain on our limited personnel resources. While we remain optimistic about the need for the Company's services, we believe that the unavoidability of these escalating costs shortens the timeframe that the Company needs in order to realize revenues from many of its sales and marketing initiatives. Further, we believe our revenue has been adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. Additionally, insurance companies in general and some, in particular, have changed their claims-settling philosophies. Currently, we perceive that many of the larger insurance companies are taking a harder line with the plaintiff bar. This results in a slow down in the number of cases being submitted to ADR, a trend that continues into fiscal year 2005. This adversely affects the number of cases referred to our forum. In a broader sense, we believe that lawsuits continue to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs, but the timing of such may be delayed.

      During July and August 2004, the Board of Directors reviewed potential alternatives, including merger candidates, as well as the purchase or privatization of the existing business. Currently, the Board is negotiating the terms of an asset purchase agreement with the present Chief Executive Officer of the Company, Roy Israel, whereby he or companies owned by him, would assume the assets and liabilities of the ADR business of the

Company and its future commitments. The Company would retain a minimum of $200,000 in cash in order to effect a merger or a similar transaction with the intent to acquire a different operating business. The cash that is to remain in the Company would be reduced by costs directly associated with the asset purchase including, but not limited to, legal costs, accounting fees, the cost of obtaining a fairness opinion and proxy solicitation.

      The completion of the transaction is subject to the execution of a definitive asset purchase agreement, the receipt of an opinion from an unrelated third party approved by the Board of Directors stating that the transaction is fair, from a financial point of view, to the unaffiliated shareholders of the Company and shareholder approval. There can be no assurances that the transaction will occur.

      As a result of continued losses, the use of significant cash in operations and the uncertainty as to the ability to obtain approval for the asset purchase agreement and to thereafter effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

      If the asset purchase does not occur and the Board of Directors decides to maintain the ADR operations of the Company, we intend to continue to provide services and technology designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We offer highly qualified hearing officers, premium services and innovative solutions designed to appeal to a client base which has become more sophisticated with the continuing acceptance and utilization of ADR. In July 2004, we received a patent in the United States and in Australia on our inventions relating to dispute resolution processing and oversight. This electronic invention, comprised of both a management and a reckoning module, provides unique access to oversee arbitration and mediation initiatives. The management module is configured to receive, sort and store dispute resolution data and to provide internal continuous compilation of such data and new data generated during non-judicial dispute resolution procedures.

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

Services Offered

      Arbitration: Our arbitration procedure follows a format essentially similar to a non-jury trial in the public court system. Parties are given a forum in which to present their cases. Litigants utilize this process to save a significant amount in fees relative to traditional court costs and are spared the time delays and some of the cumbersome procedures commonly associated with public court trials. Our hearings are generally governed by our rules of procedure. The parties, however, may depart from these rules and proceed in the fashion they deem desirable for the resolution of the case. The parties select a panel member from approximately 1,800 hearing officers.

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

Marketing and Sales

      Our comprehensive suite of ADR offerings is designed to streamline and administer non-judicial dispute resolution initiatives. Much of our marketing effort has been concentrated on demonstrating our complete line of services to our existing clientele, as we believe there exists great potential to expand these relationships. We believe our web-based management "toolkit" enables our clients to accurately assess the value of ADR and adds invaluable transparency and metrics to ensure the integrity of ADR initiatives. Further, we have also targeted our marketing efforts towards commercial and governmental entities, which are well suited to benefit from our patented dispute resolution inventions that provide organizational oversight over large-scale, multi-dimensional ADR programs.

      Our Account Executives are charged with the goal of pursuing new business as well as increasing the volume of business with existing clients through in-person meetings, presentations and educational seminars relating to ADR services. Each is equipped with various tools and metrics enabling them to gauge client activity and their own individual sales effectiveness. As of September 21, 2004, we employed 10 Account Executives to market our services. These individuals are typically compensated based upon a draw against commissions earned, which are based on total collected revenue from a representative's clients. The remaining account executives are salaried employees who are generally eligible for additional incentives based on the attainment of revenue goals for specific targeted accounts.

      Our President is active in working with our Account Executives. The employment arrangement with the Regional Manager of our Massachusetts office provides for additional compensation based on the profits of the manager's operation.

      The majority of our clients are insurance carriers, law firms and corporations. In fiscal years 2004 and 2003, no customer exceeded 10% of net revenues. We have a diversified customer base with our revenue distributed among more than 1,750 clients in both fiscal years 2004 and 2003.

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

      As compared to the majority of our competitors, we believe that our total solution, comprised of a superior roster of highly qualified hearing officers and extensive case management tools, is unique. Further, we believe we have certain advantages that enable us to better serve our clients. These advantages include: (1) exclusive agreements with many of our most sought after hearing officers, who are generally former judges and respected attorneys and (2) our patented web-enabled dispute resolution case management and operational system, which provides transparency and ensures integrity of process, while also providing analysis of a client's entire ADR program on a regional, national or global basis. We cannot assure you, however, that these perceived advantages will enable us to compete successfully in the future.

Government Regulation

      ADR services that are offered by private companies, like us, are not presently subject to any form of local, state or federal regulation. ADR services that are offered by the public courts are subject to the rules set forth by each jurisdiction and the dictates of the individual judge assigned to preside over the dispute.

Employees

      As of September 21, 2004, we employed 23 persons, including one part-time employee; of these, three were in executive positions, 11 were Sales Managers and Account Executives and the remaining 9 employees support our operations with respect to information technology, accounting, scheduling, confirming, billing and other administrative duties. The Company also currently utilizes the service of a temporary employee who is eligible for long-term employment.

Hearing Officers

      As of September 21, 2004, we maintained relationships with approximately 1,800 hearing officers. We have exclusive agreements with respect to ADR proceedings with a number of these hearing officers. Such hearing officers accounted for approximately 67% of the number of in-person cases handled by us for the year ended June 30, 2004. The remaining non-exclusive hearing officers make their services available to us on a case-by-case basis. With the exception of the exclusive hearing officers, the remainder of our roster of hearing officers can provide their services to competing ADR providers. Compensation to the hearing officers is based on the number of proceedings conducted and the length of time of such proceedings.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain two leased facilities, which are located in office buildings. Currently, we lease 9,080 square feet of space at 1010 Northern Boulevard, Great Neck, New York for our corporate headquarters and for providing hearing/conference facilities. The lease expires June 2005. During fiscal year 2003, we entered into a sub-lease agreement for 2,750 square feet at our Great Neck facility for the period from March 2003 through June 2005. We also lease 1,320 square feet of space, on a month-to-month basis, for our North Easton, Massachusetts office. Additionally, we have entered into an agreement to lease approximately 1,346 square feet of office space in Brooklyn, New York to be principally used for conference facilities. The lease is expected to commence on or about December 1, 2004. We believe this space is adequate for our reasonably anticipated future needs.

      The aggregate rental expense, net of sublease income of $73,542 and $24,536 respectively, for all of our offices was $189,941 and $238,647 during the years ended June 30, 2004 and 2003, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Our Common Stock is quoted on the NASD's Over-the-Counter Bulletin Board under the trading symbol "CLIK." Prior to March 5, 2003, our Common Stock was quoted on The Nasdaq SmallCap Market ever since we commenced public trading on November 18, 1996. Before November 18, 1996, there was no public market for our securities. The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by The Nasdaq SmallCap Market and the NASD's Over-the-Counter Bulletin Board) for each fiscal quarter during the periods indicated.

                                                                  Common Stock
                                                                High        Low
                                                               -----------------
Fiscal Year 2004
First quarter (07/1/03-9/30/03)                                $0.23       $0.05
Second quarter (10/01/03-12/31/03)                              0.38        0.25
Third quarter (01/01/04-03/31/04)                               0.35        0.16
Fourth quarter (04/01/04-06/30/04)                              0.20        0.06

Fiscal Year 2003
First quarter (07/1/02-9/30/02)                                $0.23       $0.13
Second quarter (10/01/02-12/31/02)                              0.13        0.10
Third quarter (01/01/03-03/31/03)                               0.12        0.04
Fourth quarter (04/01/03-06/30/03)                              0.16        0.09

      On December 22, 2003, we effectuated a 6-for-1 forward stock split of our common stock. All common stock prices above have been restated to reflect the forward stock split. On September 7, 2004, the closing bid price for our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.15.

      As of September 14, 2004, there were approximately 590 holders of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      We provide alternative dispute resolution services, or ADR services, to insurance companies, law firms, corporations and municipalities. We focus the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services. Furthermore, we believe that there is greater market acceptance of the utilization of ADR services as opposed to the sole use of the traditional litigation process. We believe that with our roster of qualified hearing officers, administrative capabilities, electronic oversight applications, knowledge of dispute resolution and reputation within the corporate and legal communities, we are uniquely positioned to provide a comprehensive total solution to disputing parties.

      We opened for business in March 1992 in New York and currently operate from locations in New York and Massachusetts.

      We provide services and technology designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We offer highly qualified hearing officers, premium services and innovative solutions designed to appeal to a client base which has become more sophisticated with the continuing acceptance and utilization of ADR. In July 2004, we received a patent in the United States and in Australia on our inventions relating to dispute resolution processing and oversight. This electronic invention, comprised of both a management and a reckoning module, provides unique access to oversee arbitration and mediation initiatives. The management module is configured to receive, sort and store dispute resolution data and to provide internal continuous compilation of such data and new data generated during non-judicial dispute resolution procedures.

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

      We have and may continue to incur net losses in the future as a result of
(a) a possible decline in revenues due to the consolidation in the insurance industry as well as perceived changes in their claims-settling philosophy which effectively slows down the submission of cases for ADR; (b) continuing enhancements and other costs associated with our investment in technology; (c) the costs associated with having our common stock publicly traded and (d) our advertising expenses. Our advertising campaign commenced in August 2000 when we signed an agreement with American Lawyer Media, Inc., the nation's leading legal journalism and information company, to provide $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period in exchange for 368,844 shares of our common stock (as adjusted for the 1-for-3 reverse stock split effectuated on August 20, 2001 and as adjusted for the 6-for-1 forward stock split effectuated on December 22, 2003). At the time this advertising was contracted for, we were promoting our new corporate name, clickNsettle.com, as well as continuing to promote our established brand name, National Arbitration and Mediation (NAM). We believe that National Arbitration and Mediation (NAM) is a proven and well-respected brand in the ADR industry. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 though December 2004. However, we currently anticipate that, at the conclusion of our present campaign, we will reduce our advertising expenses and we believe our revenues will not be adversely impacted.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Results of Operations

      Revenues. Revenues decreased 7.8% to $3,759,372 for the year ended June 30, 2004 from $4,078,119 for the year ended June 30, 2003. We believe our revenue continues to be adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. Additionally, insurance companies in general and some, in particular, have changed their claims-settling philosophies. Currently, we perceive that many of the larger insurance companies are taking a harder line with the plaintiff bar. This results in a slow down in the number of cases being submitted to ADR, a trend that continues in fiscal year 2005. This adversely affects the number of cases submitted to our forum. In a broader sense, we believe that lawsuits continue to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs, but the timing of such may be delayed.

      Cost of Services. Cost of services decreased 14.5% to $860,325 for the year ended June 30, 2004 from $1,006,562 for the year ended June 30, 2003. The cost of services as a percentage of revenues declined from approximately 25% for fiscal year 2003 to 23% for fiscal year 2004. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

      Sales and Marketing. Sales and marketing costs increased 12.4% to $1,278,207 for the year ended June 30, 2004 from $1,137,489 for the year ended June 30, 2003. Sales and marketing costs as a percentage of revenues increased to 34% in fiscal year 2004 from 28% in fiscal year 2003. Most of the increase (approximately $98,400) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the years ended June 30, 2004 and 2003 was $0 and $18,285, respectively. As part of our agreement, as further amended in fiscal year 2004, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising whereby such advertising is to be expended from May 2003 though December 2004. During the years ended June 30, 2004 and 2003, we incurred approximately $151,300 and $22,800, respectively, of advertising expense related to this commitment. The remainder of the rise in sales and marketing costs was primarily for additional entertainment, travel and promotions (an increase of approximately $38,000) incurred to increase business with new and existing clients.

      General and Administrative. General and administrative costs decreased 5.0% to $2,314,803 for the year ended June 30, 2004 from $2,437,805 for the year ended June 30, 2003. A large portion of the decrease (approximately $144,800) relates to employee costs and related items (including benefits, payroll taxes, outside services and employee recruitment). Employee costs declined as, due to our electronic case administration system, we required fewer personnel in our information technology department and for other administrative functions. In prior years, costs had increased in these areas to further develop the Company's proprietary computer systems, for which a patent was granted in July 2004. Additionally, rent-related expenses declined by approximately $65,000 as we subleased a portion of our office space commencing in March 2003. The decline includes the payment of a sublease commission in the prior year for the full term of the sublease. Further, we incurred lower charges in the amount of approximately $44,100 for depreciation, bad debts expense and fees paid to regulatory authorities as our common stock is now traded via the Over-the-Counter Bulletin Board as it is no longer listed on The Nasdaq SmallCap Market as of March 2003. Offsetting these decreases was an increase of approximately $130,200 primarily relating to higher legal and accounting fees associated with being a publicly traded company, taxes and automobile expenses. General and administrative costs as a percentage of revenues increased to 62% for fiscal year 2004 from 60% for fiscal year 2003.

      Loss on Impairment of Furniture and Equipment. As of June 30, 2004, we recorded a loss on the impairment of furniture and equipment equal to its net book value of $85,721 due to uncertainty as to the Company's ability to continue as a going concern in light of the potential sale of its ADR business, the Company's only operation, as well as other factors. See Liquidity and Capital Resources below. No similar loss was recognized in the prior year.

      Other Income. Other income increased by $32,754 to $56,980 for the year ended June 30, 2004 from $24,226 for the year ended June 30, 2003. Other income is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains (losses) (which includes write-downs for other than temporary declines in the value of marketable securities) approximated $43,100 in fiscal year 2004 versus ($12,400) in fiscal year 2003, an improvement of $55,500. As an offset, net interest income generated primarily from investments in money market funds and certificates of deposit declined by approximately $14,700 from $25,858 in the prior year due to lower invested balances and a decline in the prevailing interest rates between the two years.

      Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2004 and 2003 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2004, we had net operating carryforwards for Federal tax purposes of approximately $7,594,000 and net capital loss carryforwards for Federal tax purposes of approximately $319,400, both with full valuation allowances.

      Net Loss. For the year ended June 30, 2004, we had a net loss of $722,704 as compared to a net loss of $479,511 for the year ended June 30, 2003. The loss rose due to a decline in revenue as the number of cases heard decreased between the years, due to higher advertising expenses and due to the recognition of a loss on impairment of furniture and equipment. Partially offsetting the above was lower administrative costs and improved investment results.

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

      Sales and Marketing. Sales and marketing costs decreased 31.0% to $1,137,489 for the year ended June 30, 2003 from $1,649,643 for the year ended June 30, 2002. Sales and marketing costs as a percentage of revenues decreased to 28% in fiscal year 2003 from 42% in fiscal year 2002. Most of the decrease (approximately $468,300) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. The related non-cash amount expensed for the years ended June 30, 2003 and 2002 was $18,285 and $461,318, respectively. As part of our agreement, as further amended in fiscal year 2004, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising whereby such advertising is to be expended from May 2003 though December 2004. During the year ended June 30, 2003, we incurred $22,835 of advertising expense related to this commitment. The remainder of the decrease in sales and marketing costs pertained primarily to salaries and related costs that declined by approximately $54,800.

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

Liquidity and Capital Resources

      At June 30, 2004, the Company had a working capital surplus of $913,854 as compared to $1,492,023 at June 30, 2003. The decrease in working capital occurred primarily as a result of the net loss in fiscal year 2004.

      Net cash used in operating activities was $749,416 for the fiscal year ended June 30, 2004 versus $297,662 in the prior fiscal year. Cash used in operating activities principally increased due to a rise in the loss from operations and due to decreases in operating liabilities, offset by a decline in accounts receivable.

      Net cash used in investing activities was $318,501 for the year ended June 30, 2004 versus net cash provided by investing activities of $179,382 for the year ended June 30, 2003. The change in cash from investing activities was principally due to a higher level of net purchases of marketable securities and certificates of deposit in fiscal year 2004 as compared to fiscal year 2003 where there was a higher level of net sales of marketable securities.

      In accordance with the terms of our August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. During the year ended June 30, 2004 and 2003, we incurred $151,311 and $22,835, respectively, of advertising expense related to this commitment. The remaining commitment of $75,854 is to be expended by December 31, 2004.

      We have incurred net losses and had negative cash flow from operations in each year in the eight-year period ended June 30, 2004. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of June 30, 2004, we had $1,268,060 in aggregate cash, cash equivalents, certificates of deposit and marketable securities.

      In July 2004, our Board of Directors decided to explore strategic alternatives for the Company in an effort to protect shareholder value. As a result of the numerous scandals in recent years and the passing of the Sarbanes-Oxley Act to safeguard shareholders, micro-cap companies such as ours are faced with mounting legal and audit fees to meet the new compliance requirements now needed to remain as a publicly traded entity. In addition to being expensive in terms of out-of-pocket expenditures, these requirements are costly in that they are time-consuming and place a strain on our limited personnel resources. While we remain optimistic about the need for the Company's services, we believe that the unavoidability of these escalating costs shortens the timeframe that the Company needs in order to realize revenues from many of its sales and marketing initiatives. Further, we believe our revenue has been and will continue to be adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. Additionally, insurance companies in general and some, in particular, have changed their claims-settling philosophies. Currently, we perceive that many of the larger insurance companies are taking a harder line with the plaintiff bar. This results in a slow down in the number of cases being submitted to ADR, a trend that continues into fiscal year 2005. This adversely affects the number of cases referred to our forum. In a broader sense, we believe that lawsuits continue to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs, but the timing of such may be delayed.

      During July and August 2004, the Board of Directors reviewed potential alternatives, including merger candidates, as well as the purchase or privatization of the existing business. Currently, the Board is negotiating the terms of an asset purchase agreement with the present Chief Executive Officer of the Company, Roy Israel, whereby he or companies owned by him, would assume the assets and liabilities of the ADR business of the Company and its future commitments. The Company would retain a minimum of $200,000 in cash in order to effect a merger or a similar transaction with the intent to acquire a different operating business. The cash that is to remain in the Company would be reduced by costs directly associated with the asset purchase including, but not limited to, legal costs, accounting fees, the cost of obtaining a fairness opinion and proxy solicitation.

      The completion of the transaction is subject to the execution of a definitive asset purchase agreement, the receipt of an opinion from an unrelated third party approved by the Board of Directors stating that the transaction is fair, from a financial point of view, to the unaffiliated shareholders of the Company and shareholder approval. There can be no assurances that the transaction will occur. If the transaction does occur, the Company will have no operating entity. Additionally, there can be no assurances that an operating entity will be acquired. If the transaction does not occur, the Board may decide to continue to operate the ADR business of the Company. If so, our near and long-term operating strategies will focus on promoting our services and our patented ADR management and oversight system to increase our revenue and cash flow while better positioning the Company to compete under current market conditions. The Company's capital requirements depend on several factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base and other factors.

      As a result of continued losses, the use of significant cash in operations and the uncertainty as to the ability to obtain approval for the asset purchase agreement and to thereafter effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies

      The Securities and Exchange Commission released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies and methods used in the preparation of their financial statements. The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. The following is a list of our critical accounting policies and a brief discussion of each:

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

Effect of Recently Issued Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact on the financial position and results of operations of the Company.

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

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

      We have incurred operating losses each fiscal year of the eight-year period ended June 30, 2004. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues continue to decline, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, our business, the results of our operations, and our financial condition may be materially and adversely affected.

      The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, the use of significant cash in operations and the uncertainty as to the ability to obtain approval for the asset purchase agreement and to thereafter effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern.

Potential Transaction may not be Approved

      Currently, the Board is negotiating the terms of an asset purchase agreement with the present Chief Executive Officer of the Company, Roy Israel, whereby he or companies owned by him, would assume the assets and liabilities of the ADR business of the Company and its future commitments. The Company would retain a minimum of $200,000 in cash in order to effect a merger or a similar transaction with the intent to acquire a different operating business. The cash that is to remain in the Company would be reduced by costs directly associated with the asset purchase including, but not limited to, legal costs, accounting fees, the cost of obtaining a fairness opinion and proxy solicitation.

      The completion of the transaction is subject to the execution of a definitive asset purchase agreement, the receipt of an opinion from an unrelated third party approved by the Board of Directors stating that the transaction is fair, from a financial point of view, to the unaffiliated shareholders of the Company and shareholder approval. There can be no assurances that the transaction will occur. If the transaction does occur, the Company will have no operating entity. Additionally, there can be no assurances that an operating entity will be acquired.

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

We Depend Upon Qualified Hearing Officers

      The market for our services depends on a perception by our clients that our hearing officers are impartial, qualified and experienced. Our ability to retain qualified hearing officers in the event that competition increases would be uncertain. We have mitigated this risk by retaining exclusive hearing officers. Of the total number of cases heard during the fiscal year ended June 30, 2004, approximately 67% were heard by exclusive hearing officers. Accordingly, at any time, the remaining hearing officers who are not under contract with us can refuse to continue to provide their services to us and are free to render services independently or through competing ADR services. If qualified hearing officers are unwilling or unable to continue to provide their services through us for any reason, including possible agreements to provide their services to our competitors on an exclusive basis, our business and operations could be materially and adversely affected.

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors and their affiliates beneficially own 3,755,136 shares or approximately 44.4% of the common stock outstanding based on 8,449,056 shares of common stock outstanding as of June 30, 2004. Of that number, Mr. Israel beneficially owns 2,410,278 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

ITEM 7. FINANCIAL STATEMENTS

      Information in response to this item is set forth in the Financial Statements, beginning on Page F-1 of this filing. On December 22, 2003, a 6-for-1 forward stock split of our outstanding common stock was effectuated. Our shareholders previously approved this action in a meeting held on December 12, 2003.

      All references to number of shares and per share data in the financial statements and accompanying notes for all periods presented have been restated to reflect the forward stock split.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                  F-2

Financial Statements

     Consolidated Balance Sheets                                         F-3

     Consolidated Statements of Operations                               F-4

     Consolidated Statement of Changes in Stockholders' Equity
        and Comprehensive Loss                                           F-5

     Consolidated Statements of Cash Flows                               F-6

     Notes to Consolidated Financial Statements                      F-7 - F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
   clickNsettle.com, Inc.

We have audited the accompanying consolidated balance sheets of clickNsettle.com, Inc. and Subsidiaries (formerly known as NAM Corporation) (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of clickNsettle.com, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has sustained significant losses and used substantial amounts of cash in operations. The uncertainty as to the Company's ability to sustain profitable operations and other factors described in Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Melville, New York
August 30, 2004
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                               ASSETS                                     2004              2003
                                                                      ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                         $    730,869      $  1,798,786
    Certificates of deposit                                                300,000
    Marketable securities                                                  237,191           181,063
    Accounts receivable (net of allowance for doubtful accounts
      of $135,195 and $140,000 in 2004 and 2003, respectively)             327,937           435,667
    Prepaid expenses and other current assets (net of allowance for doubtful note receivable of $48,848 and $49,148 in 2004
      and 2003, respectively)                                               60,303            39,825
                                                                      ------------      ------------

         Total current assets                                            1,656,300         2,455,341

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                             143,824

OTHER ASSETS                                                                49,726            42,975
                                                                      ------------      ------------

                                                                      $  1,706,026      $  2,642,140
                                                                      ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $    242,070      $    277,608
    Accrued expenses and other liabilities                                 277,893           275,428
    Accrued payroll and employee benefits                                   49,065           141,305
    Deferred revenues                                                      173,418           268,977
                                                                      ------------      ------------

         Total current liabilities                                         742,446           963,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock - $.001 par value; 25,000,000 shares authorized;
       8,701,554 shares issued and outstanding in 2004 and 2003              8,702             8,702
    Additional paid-in capital                                          10,104,325        10,104,325
    Accumulated deficit                                                 (9,116,951)       (8,394,247)
    Accumulated other comprehensive income                                  51,422            43,960
    Less common stock in treasury at cost, 252,498 shares in
       2004 and 2003                                                       (83,918)          (83,918)
                                                                      ------------      ------------

         Total stockholders' equity                                        963,580         1,678,822
                                                                      ------------      ------------

                                                                      $  1,706,026      $  2,642,140
                                                                      ============      ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                2004             2003
                                                            -----------      -----------
Net revenues                                                $ 3,759,372      $ 4,078,119
                                                            -----------      -----------

Operating costs and expenses
    Cost of services                                            860,325        1,006,562
    Sales and marketing expenses                              1,278,207        1,137,489
    General and administrative expenses                       2,314,803        2,437,805
    Loss on impairment of furniture and equipment                85,721               --
                                                            -----------      -----------

                                                              4,539,056        4,581,856
                                                            -----------      -----------

         Loss from operations                                  (779,684)        (503,737)

Other income
    Investment income                                            54,298           13,448
    Other income                                                  2,682           10,778
                                                            -----------      -----------

                                                                 56,980           24,226
                                                            -----------      -----------

         Loss before income taxes                              (722,704)        (479,511)

Income taxes                                                         --               --
                                                            -----------      -----------

         NET LOSS                                           $  (722,704)     $  (479,511)
                                                            ===========      ===========

Net loss per common share                                   $      (.09)     $      (.06)
                                                            ===========      ===========

Weighted-average shares outstanding - basic and diluted       8,449,056        8,449,056
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

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                       Years ended June 30, 2004 and 2003

                                                           Common stock               Additional
                                                   -----------------------------       paid-in         Accumulated
                                                      Shares           Amount          capital           deficit
                                                   ------------     ------------     ------------      ------------
Balances at June 30, 2002                             1,450,259     $      1,450     $ 10,111,324      $ (7,914,736)

Compensation related to stock options                                                         253
Net loss                                                                                                   (479,511)
Change in unrealized gain (loss) on marketable
  securities                                                 --               --               --                --
                                                   ------------     ------------     ------------      ------------

Comprehensive loss


Balances at June 30, 2003                             1,450,259            1,450       10,111,577        (8,394,247)
Six-for-one forward stock split effectuated on
  December 22, 2003                                   7,251,295            7,252           (7,252)               --
                                                   ------------     ------------     ------------      ------------

                                                      8,701,554            8,702       10,104,325        (8,394,247)

Net loss                                                                                                   (722,704)
Change in unrealized gain (loss) on marketable
  securities                                                 --               --               --                --
                                                   ------------     ------------     ------------      ------------

Comprehensive loss


Balances at June 30, 2004                             8,701,554     $      8,702     $ 10,104,325      $ (9,116,951)
                                                   ============     ============     ============      ============

                                                    Accumulated
                                                      other
                                                   comprehensive        Common            Total
                                                      income           stock in        stockholders'     Comprehensive
                                                      (loss)           treasury           equity             loss
                                                   ------------      ------------      ------------      ------------
Balances at June 30, 2002                          $    (21,114)     $    (83,918)     $  2,093,006

Compensation related to stock options                                                           253
Net loss                                                                                   (479,511)     $   (479,511)
Change in unrealized gain (loss) on marketable
  securities                                             65,074                --            65,074            65,074
                                                   ------------      ------------      ------------      ------------

Comprehensive loss                                                                                       $   (414,437)
                                                                                                         ============

Balances at June 30, 2003                                43,960           (83,918)        1,678,822
Six-for-one forward stock split effectuated on
  December 22, 2003                                          --                --                --
                                                   ------------      ------------      ------------

                                                         43,960           (83,918)        1,678,822

Net loss                                                                                   (722,704)     $   (722,704)
Change in unrealized gain (loss) on marketable
  securities                                              7,462                --             7,462             7,462
                                                   ------------      ------------      ------------      ------------

Comprehensive loss                                                                                       $   (715,242)
                                                                                                         ============

Balances at June 30, 2004                          $     51,422      $    (83,918)     $    963,580
                                                   ============      ============      ============

The accompanying notes are an integral part of this statement.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                                  2004             2003
                                                                              -----------      -----------
Cash flows from operating activities
    Net loss                                                                  $  (722,704)     $  (479,511)
    Adjustments to reconcile net loss to net cash used in
       operating activities
          Depreciation and amortization                                            71,080           84,933
          Gain on sales of marketable securities                                  (43,141)         (46,322)
          Write-down of marketable securities                                          --           58,733
          Advertising in exchange for common stock                                     --           18,285
          Compensation related to stock options                                        --              253
          Loss on impairment of furniture and equipment                            85,721               --
          Provision for bad debts                                                  29,705               --
          (Recovery) provision for write-down of note receivable                     (300)          49,148
          Changes in operating assets and liabilities
             Decrease (increase) in accounts receivable                            78,025          (55,148)
             (Increase) in prepaid expenses, other current assets and
                other assets                                                      (26,930)         (22,866)
             (Decrease) increase in accounts payable, accrued expenses
                and other liabilities                                             (33,073)          24,189
             (Decrease) increase in accrued payroll and employee benefits         (92,240)         104,074
             (Decrease) in deferred revenues                                      (95,559)         (33,430)
                                                                              -----------      -----------

                Net cash used in operating activities                            (749,416)        (297,662)
                                                                              -----------      -----------

Cash flows from investing activities
    Purchases of marketable securities and certificates of deposit             (1,486,432)        (535,518)
    Proceeds from sales of marketable securities                                1,180,757          726,718
    Purchases of furniture and equipment                                          (12,826)         (11,818)
                                                                              -----------      -----------

                Net cash (used in) provided by investing activities              (318,501)         179,382
                                                                              -----------      -----------

                NET DECREASE IN CASH AND CASH
                   EQUIVALENTS                                                 (1,067,917)        (118,280)

Cash and cash equivalents at beginning of year                                  1,798,786        1,917,066
                                                                              -----------      -----------

Cash and cash equivalents at end of year                                      $   730,869      $ 1,798,786
                                                                              ===========      ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

NOTE 1 - ORGANIZATION, NATURE OF BUSINESS AND
            BASIS OF PRESENTATION AND OPERATIONS

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

      The Company has incurred net losses and had negative cash flow from operations in each year in the eight-year period ended June 30, 2004. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of June 30, 2004, the Company had $1,268,060 in aggregate cash, cash equivalents, certificates of deposit and marketable securities. The Company does not maintain a credit facility with any financial institution. Management and the Board of Directors have been evaluating strategic alternatives for the Company in an effort to protect shareholder value, as a result of the continued operational performance and the costs to remain a publicly-traded company resulting from new compliance requirements of the Sarbanes-Oxley Act of 2002. During July and August 2004, the Board of Directors reviewed potential alternatives, including merger candidates, as well as the purchase or privatization of the existing business (see Note 14). As a result of continued losses, the use of significant cash in operations and the uncertainty as to the ability to obtain approval for the asset purchase agreement and to thereafter effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

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

      b.    Revenue Recognition

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

      c.    Allowance for Doubtful Accounts

            The Company performs ongoing evaluations of its customers and extends or limits credit based upon payment history and the customer's current creditworthiness. The allowance for doubtful accounts is an
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 2 (continued)

            estimate prepared by the Company based on analyses of historical bad debts, receivable agings, current economic trends and any specific customer collection issues that have been identified. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.

      d.    Cash and Cash Equivalents

            Cash and cash equivalents consist of cash on hand and money market funds. The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

      e.    Certificates of Deposit

            Certificates of deposit are recorded at cost.

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

            Investment income consists of interest, dividends and gains and losses on marketable securities. Interest and dividends are recognized when earned. Realized gains and losses on sales, maturities or liquidation of investments in marketable securities are determined on a specific identification basis. Fair values of investments are based on quoted market prices.

      g.    Furniture and Equipment

            Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method to allocate the cost of those assets over their expected useful lives that range from two to ten years. Leasehold improvements are amortized over the life of the remaining lease. On an annual basis, Management reviews furniture and equipment for events or changes in circumstances that could indicate that the carrying amounts of the assets might not be recoverable.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 2 (continued)

      h.    Product Development Costs

            Product development costs include expenses incurred by the Company to develop, enhance, manage and operate the Company's technology platform and website. Costs incurred for internal use software in the preliminary project stage and for application maintenance, upgrades and enhancements are expensed. Costs incurred for application development are capitalized. No development costs have been capitalized since inception.

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

      j.    Advertising Costs

            The cost of advertising is expensed when the advertising takes place. The Company incurred $169,184 and $70,745 for advertising and external public relations costs in fiscal 2004 and 2003, respectively. These amounts include $18,285 relating to non-cash advertising charges in fiscal 2003 (see Note 7(e)).

      k.    Earnings (Loss) Per Common Share

            Basic earnings per share are based on the weighted-average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share, as potential common shares of 6,255,288 and 5,891,610, at June 30, 2004 and 2003, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2004 and 2003.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 2 (continued)

      l.    Accounting for Stock Options

            In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

            The Company elected to adopt, effective December 31, 2002, only the disclosure provisions of SFAS No. 148 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (see Note 7(g)). Accordingly, compensation expense is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors.

            If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per share for the years ended June 30, 2004 and 2003 would be increased to the pro forma amounts indicated below:

                                                                                      2004           2003
                                                                                   ---------      ---------
            Net loss attributable to common stockholders
                As reported                                                        $(722,704)     $(479,511)
                Deduct: Total stock-based employee compensation
                             expense determined under fair value-based
                             method for all awards, net of related tax effects      (129,525)      (419,983)
                                                                                   ---------      ---------

                Pro forma net loss                                                 $(852,229)     $(899,494)
                                                                                   =========      =========

            Net loss per common share
                Basic and diluted - as reported                                    $    (.09)     $    (.06)
                Basic and diluted - pro forma                                      $    (.10)     $    (.11)

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 2 (continued)

            Compensation expense of $0 and $253 was recognized during the years ended June 30, 2004 and 2003, respectively, for options granted to consultants.

      m.    Effect of Recently Issued Accounting Pronouncements

            In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact on the financial position and results of operations of the Company.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive loss, net of tax effects, are as follows:

                                                                           2004           2003
                                                                        ---------      ---------
            Net loss                                                    $(722,704)     $(479,511)
                                                                        ---------      ---------

            Unrealized gain on marketable securities, net
                of tax effects of $0 in 2004 and 2003, respectively
                  Unrealized gains arising in period                       51,362         65,204
                  Reclassification adjustment - loss included in
                      net loss                                            (43,900)          (130)
                                                                        ---------      ---------

                       Net unrealized gain                                  7,462         65,074
                                                                        ---------      ---------

            Comprehensive loss                                          $(715,242)     $(414,437)
                                                                        =========      =========

      Accumulated other comprehensive income (loss) represents the unrealized gain (loss) on marketable equity securities, net of tax effects of $0 in fiscal 2004 and 2003, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 4 - MARKETABLE SECURITIES

      Marketable securities, accounted for as available-for-sale securities, are carried at fair value. A summary of investments in marketable securities and a reconciliation of amortized cost to the fair value follow:

                                                            Gross       Gross
                                            Amortized    unrealized   unrealized    Fair
                                               cost         gains       losses      value
                                            ---------    ----------   ----------  --------
      June 30, 2004
          Equity securities                  $185,769     $ 51,422                $237,191
                                             --------     --------                --------

             Total marketable securities     $185,769     $ 51,422                $237,191
                                             ========     ========                ========

      June 30, 2003
          Equity securities                  $137,103     $ 43,960                $181,063
                                             --------     --------                --------

             Total marketable securities     $137,103     $ 43,960                $181,063
                                             ========     ========                ========

      Proceeds on sales of securities were $1,180,757 and $726,718 for the years ended June 30, 2004 and 2003, respectively. During fiscal 2004 and 2003, gross gains of $87,767 and $69,736, respectively, and gross losses of $44,626 and $23,414, respectively, were realized on these sales. During 2003, the Company evaluated the carrying value of its investments in marketable equity securities and recorded write-downs for other than temporary declines in the value of such securities in the amount of $58,733. Such write-downs are included in investment income on the accompanying statements of operations. Net unrealized gains (losses) on marketable securities were $51,422 and $43,960 at June 30, 2004 and 2003, respectively. During fiscal 2004 and 2003, no income taxes were provided on the unrealized gains due to the Company's net operating loss.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 5 - FURNITURE AND EQUIPMENT

      Furniture and equipment consist of the following:

                                                         June 30,
                                                   2004            2003
                                                ---------       ---------

      Furniture                                 $ 208,250       $ 234,020
      Equipment                                   515,510         561,451
      Leasehold improvements                       20,488          21,993
                                                ---------       ---------

                                                  744,248         817,464
      Less accumulated depreciation              (744,248)       (673,640)
                                                ---------       ---------

                                                $      --       $ 143,824
                                                =========       =========

      Depreciation expense for the years ended June 30, 2004 and 2003 was $70,929 and $84,933, respectively. As of June 30, 2004, the Company recorded a loss on the impairment of furniture and equipment equal to its net book value of $85,721 as of that date due to the uncertainties described in Note 1.

NOTE 6 - INCOME TAXES

      Temporary differences which give rise to deferred taxes are summarized as follows:

                                                            2004            2003
                                                        -----------     -----------
      Deferred tax assets
          Net operating loss and other carryforwards    $ 3,029,000     $ 2,770,000
          Provision for bad debts and impairment of
             furniture and equipment                        108,000          76,000
          Deferred compensation                                 300          38,000
          Deferred rent and other                            52,000          52,000
          Depreciation                                       40,000          33,000
                                                        -----------     -----------

                   Net deferred tax asset before
                      valuation allowance                 3,229,300       2,969,000

      Valuation allowance                                (3,229,300)     (2,969,000)
                                                        -----------     -----------

                   Net deferred tax asset               $        --     $        --
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 6 (continued)

      The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                            2004         2003
                                                         ---------    ---------

            Benefit at statutory rate                    $(245,719)   $(163,034)
            State and local benefit, net of Federal tax    (39,729)     (26,148)
            Nondeductible expenses - net                    24,176       14,858
            Increase in the valuation allowance            261,272      174,324
                                                         ---------    ---------

                                                         $      --    $      --
                                                         =========    =========

      At June 30, 2004, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $7,594,000, expiring from 2012 through 2024. Additionally, the Company has a net capital loss carryforward for Federal income tax reporting purposes at June 30, 2004 of approximately $319,400 which expires from 2006 through 2009. No income taxes were paid in the years ended June 30, 2004 and 2003.

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

                             June 30, 2004 and 2003

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

            In connection with the sale of the Series A Exchangeable Preferred Stock, the Company issued warrants to the preferred holders to purchase an aggregate of 112,500 shares of common stock at a price per share of $5.26. The warrants expire on August 15, 2005.

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

            In connection with the Agreement, the Company issued a warrant to Moldbury Holdings Limited to purchase 90,000 shares of common stock at a price per share of $4.67. The warrants expired on August 16, 2003.

      e.    Private Placements

            On May 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with ISO Investment Holdings, Inc. ("ISO"), whereby the Company issued 1,285,140 common shares, par value $.001 per share, to ISO at a price of $3.1125 per share or $4,000,000. In connection therewith, the Company issued a warrant to ISO to purchase 360,000 common shares at an exercise price of $4.045 per share, exercisable on or after May 10, 2000 and expiring on August 15, 2005. The exercise price and number of warrant shares are subject to adjustment in certain circumstances (stock split, dilutive issuances at less than market price, etc.).

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

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

            Pursuant to the Stock Purchase Agreement, ISO has one demand registration right commencing May 10, 2002 and unlimited incidental registration rights commencing immediately. In the case of a demand for registration by ISO, the Company shall not be required to file any such registration statement unless the anticipated aggregate gross offering price is at least $2,000,000. The registration rights granted under the Stock Purchase Agreement terminated on May 10, 2004.

            On August 11, 2000, the Company entered into an advertising agreement with American Lawyer Media, Inc. ("ALM"), whereby the Company issued 368,844 fully vested, nonforfeitable common shares with a market value of $770,000 to ALM in exchange for $1 million of advertising and promotional opportunities over a two-year term. The number of shares issued by the Company was calculated based on the average per share closing price of the common stock for the five trading days prior to August 11, 2000. The Company initially recorded $770,000 as prepaid advertising. Such amount was expensed as the advertising occurred. During the years ended June 30, 2004 and 2003, the Company expensed $0 and $18,285, respectively, of advertising costs related to this transaction (see Note 9(c)).

      f.    Treasury Stock

            On March 12, 2004, the Company extended its March 1998 purchase plan (the "Purchase Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Purchase Plan remained at an aggregate of 1,600,002 shares. The Purchase Plan shall expire on the earlier of all of the shares being purchased or March 12, 2005, provided, however, that the Purchase Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases during the years ended June 30, 2004 and 2003. As of June 30, 2004, the Company had purchased an aggregate of 252,498 shares under the Purchase Plan for a total cost of $83,918.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 7 (continued)

      g.    Stock Option Plan

            The Company has an Incentive and Nonqualified Stock Option Plan (the "Plan") for employees, officers, directors, consultants and advisors of the Company, pursuant to which the Company may grant options to purchase up to 6,000,000 shares of the Company's common stock. On December 12, 2003, the Plan was amended to increase the number of shares of common stock available for grant to 7,500,000 shares. The Plan is administered by the board of directors, which has the authority to designate the number of shares to be covered by each award and the vesting schedule of such award, among other terms. The option period during which an option may be exercised shall not exceed ten years from the date of grant and will be subject to such other terms and conditions of the Plan. Unless the board of directors provides otherwise, option awards terminate when a participant's employment or services end, except that a participant may exercise an option to the extent that it was exercisable on the date of termination for a period of time thereafter. The Plan will terminate automatically on April 1, 2006.

            Directors who are not officers of the Company receive annually, on the last trading day of June, stock options for 5,000 shares at an exercise price equal to the fair market value of the stock on the date of grant. In December 2002, the Plan was amended to increase the number of options granted to each non-employee director from options to purchase 5,000 shares to options to purchase 15,000 shares.

            The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2004 and 2003 are summarized as follows:

                                                                   2004                             2003
                                                          ---------------------------        ---------------------------
                                                                            Weighted-                          Weighted-
                                                                             average                            average
                                                                            exercise                           exercise
                                                           Shares             price            Shares            price
                                                          ---------        ----------        ---------        ----------
            Outstanding at beginning of year              5,309,106        $     0.56        3,825,126        $     0.93
            Awards granted                                  745,000        $     0.11        2,175,000        $     0.05
            Awards exercised                                     --                                 --                --
            Awards canceled/forfeited                      (291,330)       $     0.91         (691,020)       $     0.94
                                                          ---------                          ---------

            Outstanding at end of year                    5,762,776        $     0.49        5,309,106        $     0.56
                                                          =========                          =========

            Options exercisable at year-end               4,042,776        $     0.66        2,549,106        $     1.07
                                                          =========                          =========

            Weighted-average fair value of options
               granted during the year                                     $     0.08                         $     0.03

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 7 (continued)

            The following information applies to options outstanding and exercisable at June 30, 2004:

                                                     Outstanding                           Exercisable
                                      ---------------------------------------      --------------------------
                                                      Weighted-
                                                       average      Weighted-                       Weighted-
                                                      remaining      average                         average
                                        Number         life in       exercise        Number          exercise
         Range of exercise prices     outstanding       years         price        exercisable        price
         ------------------------     -----------     ---------     ---------      -----------      ---------
              $ 0.04 - $ 0.11          2,490,000         4.58       $    0.05       1,200,000       $    0.05
              $ 0.14 - $ 0.23          1,009,990         7.52       $    0.19         579,990       $    0.23
              $ 0.25 - $ 0.59            862,000         2.72       $    0.28         862,000       $    0.28
              $ 0.69 - $ 0.81            689,798         4.19       $    0.72         689,798       $    0.72
              $ 0.84 - $ 2.47            181,002         2.55       $    1.24         181,002       $    1.24
              $ 2.50 - $ 5.00            529,986         4.12       $    2.88         529,986       $    2.88
                                       ---------                                    ---------

                                       5,762,776                                    4,042,776
                                       =========                                    =========

            Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. For the years ended June 30, 2004 and 2003, 230,000 and 100,000 options, respectively, were granted at 10% above the closing bid prices of $0.14 and $0.04, respectively, on the dates of grant. As of June 30, 2004, 1,665,224 shares were available for granting of options under the Plan.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: a dividend yield of zero for both years; a risk-free interest rate of 2.82% in 2004 and 1.94% in 2003; an expected term of 2.90 years in 2004 and 2.97 years in 2003; an expected stock price volatility of 150.06% in 2004 and 125.27% in 2003; and a forfeiture rate of 15% in 2004 and 2003, respectively.

      h.    Stock Warrants

            In April 2000, the Company entered into an agreement with a financial public relations firm whereby the Company granted warrants to purchase 20,000 shares of the Company's common stock. The warrants vested the earlier of six months from date of grant or upon termination of the agreement and were issued at a 25% premium to the market price of the common stock as of the date of grant. Once vested, the warrants were immediately exercisable. The warrants expire April 11, 2005. In August 2000, the Company terminated the agreement and no additional warrants in excess of the 20,000 warrants were granted.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 7 (continued)

      i.    Common Stock Reserved

            At June 30, 2004, the Company has reserved for issuance 7,920,500 shares of its common stock issuable pursuant to the Company's stock option plan and the exercise of warrants issued to consultants and investors.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

      Certain members of the board of directors perform services as hearing officers for the benefit of the Company. The related expenditures for these services for the years ended June 30, 2004 and 2003 were $38,050 and $37,525, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      a.    Leases

            As of June 30, 2004, the Company has lease agreements for equipment and office space. The minimum lease payments under noncancelable leases as of June 30, 2004, net of sublease rentals, are as follows:

                  2005                                $236,000
                  2006                                  58,300
                  2007                                  51,800
                  2008                                  48,200
                  2009                                  49,600
                  Thereafter                            12,500
                                                      --------

                                                      $456,400
                                                      ========

            During fiscal year 2003, the Company entered into a sublease agreement for the period from March 2003 through June 2005 with sublease rentals of approximately $73,900 per annum. Rent expense amounted to $211,429 and $261,382 for the years ended June 30, 2004 and 2003, respectively, net of sublease income of $73,542 and $24,536 for the years ended June 30, 2004 and 2003, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 9 (continued)

            During fiscal year 2004, the Company entered into an agreement to lease principally conference room facilities in Brooklyn, New York. The lease is to commence after leasehold improvements have been completed which is estimated to be on or about December 1, 2004. The Company is responsible to pay for a portion of the leasehold improvements based on the space occupied. Such amount is estimated to approximate $12,000.

      b.    Employment/Consulting Agreements

            In March 2002, the Company entered into an employment agreement with its Chief Executive Officer effective as of July 1, 2002 as the prior agreement expired June 30, 2002. The agreement expires June 30, 2007 and provides for an annual base salary of $301,100, an annual cost of living increase of the greater of 6% per annum or the increase in the Urban Consumer Price Index and an annual bonus based on the achievement of specified criteria with respect to Company revenues, cash flow and/or pretax income (loss). If this agreement is terminated other than for cause or as a result of a change in duties of the executive, the officer will be entitled to the greater of (i) his then current base salary and severance bonus for the remainder of the employment term or (ii) three times his then current base salary and severance bonus, to be paid over a one-year period. The severance bonus is 115% of the bonus paid for the full fiscal year immediately prior to termination. In addition, all unvested options shall immediately vest. If this agreement is terminated due to a change in control, the officer will be entitled to the same severance package as previously described but to be paid in one lump sum.

            In January 1997, the Company entered into an employment agreement with its Chief Financial Officer effective as of February 3, 1997. The agreement automatically renews for one-year terms as of January 1 of each year unless terminated at least 45 days prior to the end of an employment term by either party. If the agreement is terminated without cause, the officer shall receive a payment of severance of an amount equal to six months of the base salary in effect at such time. If calculated as of June 30, 2004, the severance would approximate $77,500.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 9 (continued)

            In August 2003, the Company hired an Executive Vice President of Sales (the "EVP"). In connection therewith, the Company entered into an employment agreement with the EVP effective as of September 8, 2003. The agreement provides for an annual base salary of $175,000, an annual bonus based on the achievement of specified criteria with respect to the Company's revenues and options to purchase 240,000 shares of common stock with an exercise price equal to the closing bid price on the first day of employment. The options vest over two years. If this agreement is terminated other than for cause on or before September 7, 2004, the EVP will be entitled to the greater of
            (i) base salary through September 7, 2004 or (ii) four weeks' base salary. If this agreement is terminated other than for cause after September 7, 2004, the EVP will be entitled to four weeks' base salary.

            The Company has also entered into an employment arrangement with a regional office manager that provides for additional compensation based on the profits of the manager's operation.

      c.    Advertising

            In accordance with the terms of the August 2000 advertising agreement, as amended, with ALM (see Note 7(e)), the Company will purchase $250,000 of advertising subsequent to the initial two-year term. During the years ended June 30, 2004 and 2003, the Company incurred $151,311 and $22,835, respectively, of advertising expense related to this commitment. The remaining commitment of $75,854 is to be expended by December 31, 2004.

      d.    Litigation

            The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

NOTE 10 - EMPLOYEE RETIREMENT PLAN

      The Company has a 401(k) savings and retirement plan, whereby eligible employees may contribute up to 98% of their salaries subject to the maximum allowed under the Internal Revenue Code. Commencing in March 2004, the Company contributed 25% of each employee's contribution up to a maximum contribution by the employee of 12%, not to exceed 3% of the employee's compensation. Such amount was $9,885 and $0 in fiscal years 2004 and 2003, respectively.

                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 11 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      At June 30, 2004 and 2003, the Company's financial instruments included cash and cash equivalents, certificates of deposit, marketable securities, receivables and accounts payable. The fair values of cash and cash equivalents, certificates of deposit, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of marketable securities are determined based on quoted market prices.

NOTE 12 - CREDIT CONCENTRATIONS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable.

      The Company's cash and cash equivalents at North Fork Bank consist primarily of demand deposits and a money market fund. At June 30, 2004, the amount in excess of Federally insured limits was $60,381. Additionally, the Company maintains other money market accounts, certificates of deposit and its equity securities at Merrill Lynch, Pierce, Fenner & Smith Inc. and Ameritrade Inc. Such institutions insure these balances against their financial failure. Additionally, SIPC (The Securities Investor Protection Corporation) protects securities in the account up to $500,000.

      The Company sells it services principally to insurance companies and law firms. In fiscal years 2004 and 2003, no customer exceeded 10% of net revenues. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

NOTE 13 - NASDAQ LISTING

      On September 25, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum market value of publicly held shares of $1,000,000. As a result, the Company had been provided 90 calendar days, or until December 24, 2002, to regain compliance. The Company was not able to regain compliance. Additionally, on November 6, 2002, the Company received a letter from The Nasdaq SmallCap Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. As a result, the Company had been provided 180 calendar days, or until May 5, 2003, to regain compliance. Additionally, on December 23, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities were, therefore,
                     clickNsettle.com, Inc. and Subsidiaries
                       (formerly known as NAM Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             June 30, 2004 and 2003

NOTE 13 (continued)

      subject to delisting from The Nasdaq SmallCap Market. The Company met with The Nasdaq Listing Qualifications Panel on January 30, 2003 to consider its request for continued listing of the Company's common stock on The Nasdaq SmallCap Market. On March 5, 2003, The Nasdaq Listing Qualifications Panel delisted the Company's securities from The Nasdaq SmallCap Market. Since that date, the Company's common stock has been listed on the OTC Bulletin Board.

NOTE 14 - SUBSEQUENT EVENT

      The Board of Directors is negotiating the terms of an asset purchase agreement with the present Chief Executive Officer of the Company, whereby he, or companies owned by him, would assume the assets and liabilities of the ADR business of the Company and its future commitments. The Company would retain a minimum of $200,000 in cash in order to effect a merger or a similar transaction with the intent to acquire a different operating business. The cash that is to remain in the Company is to be reduced by costs directly associated with the asset purchase including, but not limited to, legal costs, accounting fees, the cost of obtaining a fairness opinion and proxy solicitation. The completion of the transaction is subject to the execution of a definitive asset purchase agreement, the receipt of an opinion from an unrelated third party approved by the Board of Directors stating that the transaction is fair, from a financial point of view, to the unaffiliated shareholders of the Company, and shareholder approval. There can be no assurance that the transaction will occur (see
      Note 1).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, ages and positions of all directors and executive officers. A summary of the background and experience of each of these individuals is set forth after the table.

Name                        Age    Position
----                        ---    --------

Roy Israel                  44     Chief Executive Officer, President and
                                   Chairman of the Board of Directors

Kenneth G. Geraghty         53     Director, Audit Committee Member

Randy Gerstenblatt          45     Director

Corey J. Gottlieb           41     Director, Audit Committee Member

Anthony J. Mercorella       77     Director, Compensation Committee Member

Robert M. Silverson, Jr.    61     Director, Audit Committee and Compensation
                                   Committee Member

Willem F. Specht            43     Vice President, Director of Information
                                   Technology and Director

Patricia Giuliani-Rheaume   46     Vice President, Chief Financial Officer and
                                   Treasurer

            ROY ISRAEL has been our Chairman of the Board of Directors, Chief Executive Officer, and President since February 1994. Immediately prior to holding such positions, Mr. Israel was President, Director, and founder of National Arbitration & Mediation, Inc. ("NA&M"), a wholly-owned subsidiary of the Company until merged with the Company in June 1999.

            PATRICIA GIULIANI-RHEAUME has been our Vice President, Chief Financial Officer, and Treasurer since February 1997. Immediately prior to holding such positions, Ms. Giuliani-Rheaume was the Vice President and Corporate Controller of The Robert Plan Corporation, an insurance services company, since April 1991. Prior thereto, Ms. Giuliani-Rheaume was an audit senior manager with KPMG Peat Marwick LLP. Ms. Giuliani-Rheaume is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

            WILLEM F. SPECHT has been our Director of Information Technology since May 1998 and previously held the position of Systems Analyst with us since April 1995.

            KENNETH G. GERAGHTY has been the Executive Vice President and Chief Financial Officer of Insurance Services Office, Inc. since February 2000. From March 1999 through January 2000, Mr. Geraghty was the Executive Vice President and Chief Administrative Officer of Dycom Industries, Inc., a company which provides engineering, construction and maintenance services to telecommunications providers. Prior to holding this position, Mr. Geraghty was the Senior Vice President, Strategic Finance of Massachusetts Mutual Life Insurance Company from December 1997 through March 1999. From October 1995 through May 1997, Mr. Geraghty was the Vice President, Change Management for American Express Company. Mr. Geraghty holds BS and MS degrees in Chemical Engineering and a MBA degree in Finance.

            RANDY GERSTENBLATT is currently the Senior Vice President of ESPN/ABC Sports Customer Marketing and Sales. Prior to holding this position, Mr. Gerstenblatt was Vice President of ESPN Customer Marketing and Sales from January 2000 through October 2000. From November 1997 through January 2000, Mr. Gerstenblatt was the Director of Integrated Sales and Marketing at ESPN. From 1991 through November 1997, he was the Director of Group Station Sales at ABC National Television Sales.

            COREY J. GOTTLIEB is the President/CEO of Targeted Media Partners LTD, a sales, marketing and consulting company for established and start-up ventures in the commercial advertising sector. From January 1998 through August 2001, Mr. Gottlieb was the Senior Vice President & National Sales Manager for Transportation Displays Incorporated (TDI). Prior to holding this position, Mr. Gottlieb was Senior Vice President & National Sales Manager for Paramount Pictures Domestic Television Group for seven years and the first Senior Vice President of Sales for the UPN television network. Mr. Gottlieb holds a BS degree in Finance and a minor in Computer Science.

            ANTHONY J. MERCORELLA, Esq. is a senior partner of the law firm of Wilson, Elser, Moskowitz, Edelman & Dicker and has been a partner with such firm since 1984, which he joined upon his retirement as a Justice of the Supreme Court of the State of New York. Judge Mercorella currently serves as an independent hearing officer for us.

            ROBERT M. SILVERSON, JR., Esq. is a principal in the law firm of Silverson, Pareres & Lombardi LLP and has been a principal with such firm since founding it in 1992. Judge Silverson previously served as a Judge of the Civil Court of the City of New York. Judge Silverson currently serves as an independent hearing officer for us.

Audit Committee

      Under the definition of "independence" as set forth in NASDAQ Marketplace Rule 4350, we do not have a fully independent audit committee. As our common stock is traded via the Over-the-Counter Bulletin Board and is not listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee. In addition, Kenneth
G. Geraghty, a member of the Audit Committee, has been designated as our audit committee financial expert. Mr. Geraghty is an executive officer of a company that is an affiliate of a holder of 16% of our stock and, as such, Mr. Geraghty may be considered an affiliate of our company and thereby deemed not to be independent. Mr. Geraghty disclaims beneficial ownership of such stock and the Board of Directors concluded that they believe Mr. Geraghty to be independent.

Code of Ethics

      We have adopted a Code of Ethics for our Senior Financial Officers as well as a Code of Business Conduct and Ethics for all of our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: clickNsettle.com, Inc., 1010 Northern Blvd, Suite 336, Great Neck, NY 11021, attention: Patricia Giuliani-Rheaume, VP & CFO.

      As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

Nominating Committee

      As we are not required by federal securities laws to have a separate Nominating Committee, the entire Board is responsible for this function.

Compensation Committee

      We have established a Compensation Committee, the members of which meet the criteria for "independence" according to the standard set by NASDAQ for such committee members.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

            The following summarizes the aggregate compensation paid during fiscal year 2004 to our Chief Executive Officer and any officer who earned more than $100,000 in salary and bonus (the "Named Persons"):

                           Summary Compensation Table

                                                          Annual                              Long Term
                                                       Compensation                          Compensation
                                                                                             ------------

                                                                                              Securities
Name and                                                                  Other Annual        Underlying         All Other
Principal Position             Year         Salary          Bonus         Compensation        Options(1)        Compensation
------------------             ----       ---------       ---------       ------------       -----------        ------------
Roy Israel,
President, Chief               2004       $ 321,631              --       $  22,907(2)         230,000(3)       $  14,110(4)
Executive Officer
and Chairman of the            2003       $ 302,288       $  90,330       $  22,196(2)       1,200,000          $  14,110(4)
Board
                               2002       $ 284,065              --       $  24,066(2)         900,000          $  14,110(4)

Patricia Giuliani-
Rheaume, Vice                  2004       $ 153,248              --              --             70,000(3)       $   2,400(4)
President, Chief
Financial Officer              2003       $ 147,615              --              --            450,000          $   2,400(4)
and Treasurer
                               2002       $ 142,019              --              --            210,000          $   2,400(4)

Willem F. Specht,
Vice President,                2004       $ 126,226              --              --             70,000(3)              --
Director of
Information                    2003       $ 106,250              --              --            450,000                 --
Technology and
Director                       2002       $ 100,192              --              --            210,000                 --

Alan Littman,
Executive Vice                 2004       $ 143,365              --              --            260,000(3)              --
President(5)

(1) Such option amounts have been restated to reflect the 1-for-3 reverse stock split of our common stock effectuated on August 20, 2001 and the 6-for-1 forward stock split of our common stock effectuated on December 22, 2003.

(2) Such amount represents tax gross ups for Mr. Israel for medical, life and disability payments.

(3) Such figure is also reflected in the table for Options Granted in Last Fiscal Year.

(4) Such amount represents premium payments on life insurance policies for the named executive officer.

(5) Mr. Littman was an executive officer during his employment with the Company from September 8, 2003 through September 20, 2004.

                       Options Granted in Last Fiscal Year

                             Number of Securities     Percent of Total        Exercise       Market Price
Name and                           Underlying      Granted to Employees in     or Base        on Date of
Principal Position              Options Granted          Fiscal Year            Price            Grant       Expiration Date
------------------              ---------------          -----------            -----            -----       ---------------
Roy Israel,
President, Chief Executive
Officer and Chairman of the
Board                                230,000                30.9%              $0.154           $ 0.14           6/4/09

Patricia
Giuliani-Rheaume,
Vice President, Chief
Financial Officer
And Treasurer                         70,000                 9.4%              $ 0.14           $ 0.14           6/4/14
Willem F. Specht,
Vice President, Director of
Information Technology and
Director                              70,000                 9.4%              $ 0.14           $ 0.14           6/4/14

Alan Littman,
Executive Vice President             260,000                34.9%                  (1)              (2)              (3)

(1) 240,000 options are exercisable at a price of $0.058 per share and 20,000 options at a price of $0.14 per share.

(2) The market price on the date of grant for the 240,000 options priced at $0.058 is $0.058 and the market price on the date of grant for the 20,000 options priced at $0.14 is $0.14.

(3) The expiration date for the 240,000 options priced at $0.058 is 9/8/13 and the expiration date for the 20,000 options priced at $0.14 is 6/4/14.

Employment Contracts and Termination of Employment and Change In Control Arrangements

      Roy Israel. In March 2002, we entered into an employment agreement with Mr. Israel effective as of July 1, 2002. Per the agreement, Mr. Israel's current annual base salary is $338,316. However, in an effort to reduce expenses, as of July 14, 2004, Mr. Israel voluntarily reduced his salary by 15% to $287,569. Pursuant to the agreement, he is entitled to an annual base salary increase equal to the greater of 6% or an amount which reflects the increase in the Urban Consumer Price Index, and an annual bonus based on the achievement of specified criteria with respect to revenues, cash flow and/or pretax income (loss). For the fiscal year ended June 30, 2004, Mr. Israel did not receive a bonus. In addition, the agreement provides, among other things, that we shall pay up to an aggregate of $15,000 per policy year for a key man life insurance policy in favor of us for $1,000,000 and life insurance in favor of the estate of Mr. Israel, a disability policy for coverage of 60% of his base salary (before the voluntary reduction), and an allowance for leasing an automobile (up to a monthly lease payment of $1,000.) If this agreement is terminated other than for cause or as a result of a change in duties, Mr. Israel will be entitled to the greater of (i) his then current base salary (before the voluntary reduction) and severance bonus for the remainder of the employment term or (ii) three times his then current base salary (before the voluntary reduction) and severance bonus, to be paid over a one-year period. The severance bonus is 115% of the bonus paid for the full fiscal year immediately prior to termination. In addition, all unvested options shall immediately vest. If this agreement is terminated due to a change in control, Mr. Israel will be entitled to the same severance package as previously described but to be paid in one lump sum. Mr. Israel's employment agreement with us expires June 30, 2007 and automatically renews for one-year terms unless terminated at least 90 days prior to the end of an employment term by either party. If we give notice of non-renewal of the agreement or we do not enter into a new employment agreement with Mr. Israel, he is entitled to receive one year of his base salary (before the voluntary reduction) plus the severance bonus amount which shall be paid to Mr. Israel during the one-year period following the end of the employment term. The agreement also contains a one-year non-competition clause if the agreement is terminated or upon expiration. In the event of a breach of the agreement by us, the non-competition clause is null and void.

      Alan Littman. In August 2003, we entered into an employment agreement with Mr. Littman effective as of September 8, 2003. The agreement provides for an annual base salary of $175,000, an annual bonus based on the achievement of specified criteria with respect to the Company's revenues and a one-time grant of options to purchase 240,000 shares of common stock (as restated to reflect the 6-for-1 forward stock split of our common shares effectuated on December 22, 2003) with an exercise price equal to the closing bid price on the first day of employment. The options vest over two years. However, as of July 14, 2004, in an effort to reduce expenses, Mr. Littman voluntarily reduced his salary by 15% to $148,750. In addition, the agreement provides, among other things, that Mr. Littman shall be entitled to participate in the Company's benefits programs and shall be entitled to a $1,000 a month allowance for leasing an automobile. The agreement also contains a one-year non-competition clause if the agreement is terminated for any reason or upon expiration. As of September 20, 2004, upon mutual agreement, Mr. Littman ceased employment with us and the Company may elect to pay him four weeks of base salary.

      Patricia Giuliani-Rheaume. Ms. Giuliani-Rheaume's employment agreement with us currently expires December 31, 2004. It automatically renews for one-year terms unless terminated at least 45 days prior to the end of an employment term by either party. Pursuant to this agreement, her annual base salary is $155,000, and she is eligible for an annual bonus at the discretion of the Company's Chief Executive Officer, subject to the approval of the Compensation Committee of the Board of Directors. However, as of July 14, 2004, in an effort to reduce expenses, Ms. Giuliani-Rheaume voluntarily reduced her salary by 15% to $131,750. In addition, the agreement provides, among other things, that we shall pay for a life insurance policy of $250,000, full family health insurance, and a $400 a month allowance for leasing an automobile. The agreement also contains a one-year non-competition clause if the agreement is terminated for any reason or upon expiration. If the agreement is terminated without cause, Ms. Giuliani-Rheaume shall receive a payment of severance of an amount equal to six months of the base salary in effect at such time.

      Willem Specht. Mr. Specht's agreement contains a one-year non-competition clause if his employment is terminated for any reason. His salary and bonus are set at the discretion of the Chief Executive Officer, subject to the approval of the Compensation Committee of the Board of Directors. Mr. Specht's annual base salary is $131,250. However, as of July 14, 2004, in an effort to reduce expenses, Mr. Specht voluntarily reduced his salary by 15% to $111,563. Mr. Specht's employment is terminable at will.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of September 15, 2004, certain information with respect to the beneficial ownership of each class of our voting equity securities by each director and director nominee, beneficial owners of 5% or more of our common stock, the Named Persons and all our directors and executive officers as a group:(1)

                                                   Amount and Nature of
           Name of Beneficial Owner(2)            Beneficial Ownership(3)   Percent of Total
-----------------------------------------------   -----------------------   ----------------
Roy Israel (4)                                           4,599,278                43.2%
President, Chief Executive Officer and Chairman
of the Board

Anthony J. Mercorella(5)                                    52,998                   *
Director

Robert M. Silverson, Jr. (6)                                41,000                   *
Director

Willem F. Specht (7)                                       561,000                 6.2%
Vice President, Director of Information
Technology and Director

Corey J. Gottlieb (8)                                       54,998                   *
Director

Randy Gerstenblatt (9)                                      35,396                   *
Director

Kenneth G. Geraghty (10)(13)                             1,712,464                19.4%
Director

Patricia A. Giuliani-Rheaume (11)
Vice President, Chief Financial Officer and                661,800                 7.3%
Treasurer

Alan Littman, Executive Vice President (12)                120,000                 1.4%

ISO Investment Holdings, Inc. (13)                       1,682,464                19.1%

M. D. Sabbah (14)                                          585,000                 6.9%

All Officers, Directors and Director                     7,838,934                62.6%
Nominees as a Group
(9 persons) (4)(5)(6)(7)(8)(9)(10)(11)(12)

----------
      *     Less than one percent (1%).

      (1) Applicable percentage of ownership is based on 8,449,056 shares of our common stock, which were outstanding on September 15, 2004, plus, for each person or group, any securities that person or group has the right to acquire within sixty (60) days pursuant to options and warrants.

      (2) The address for each beneficial owner is c/o clickNsettle.com, Inc., 1010 Northern Boulevard, Suite 336, Great Neck, New York 11021.

      (3) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3.

      (4) Includes options to purchase 2,078,000 shares of our common stock that are vested and are exercisable or will vest and become exercisable within 60 days from the date hereof. Also includes 123,806 shares owned by Mr. Israel's wife, Carla Israel, the Secretary of our company, and options to purchase 111,000 shares of our common stock that are vested and are exercisable. Mr. Israel disclaims beneficial ownership as to such securities.

      (5) Includes options to purchase 51,000 shares of our common stock, which are vested and exercisable.

      (6) Includes options to purchase 41,000 shares of our common stock, which are vested and exercisable.

      (7) Includes options to purchase 561,000 shares of our common stock, which are vested and exercisable or will vest and become exercisable within 60 days from the date hereof.

      (8) Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

      (9) Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

      (10) Includes warrants to purchase 360,000 shares of our common stock and options to purchase 30,000 shares of our common stock, both of which are vested and exercisable. The common shares and warrants are owned by ISO Investment Holdings, Inc. Mr. Geraghty disclaims beneficial ownership of these securities.

      (11) Includes options to purchase 661,800 shares of our common stock, which are vested and exercisable or will vest and become exercisable within 60 days from the date hereof.

      (12) Includes options to purchase 120,000 shares of our common stock, which are vested and exercisable or will vest and become exercisable within 60 days from the date hereof. As of September 20, 2004, by mutual agreement, Mr. Littman ceased employment with the Company.

      (13) Includes warrants to purchase 360,000 shares of our common stock, which are vested and exercisable.

      (14) This information was taken from an Amendment to Form 13D filed by M.D. Sabbah on June 2, 2000. We are not aware of any subsequent filings with the SEC after this date.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since our inception, there have not been any material transactions between us and any of our officers and directors, except as set forth herein. Judge Mercorella and Judge Silverson currently serve as independent hearing officers for us through their respective law firms. Carla Israel, our Sales Supervisor and Secretary of the Company, is the wife of Roy Israel, our president and chief executive officer. Her compensation for the year ended June 30, 2004 was $60,554. She also received a car allowance (including insurance) of $9,176 for the year ended June 30, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit
Number                           Description of Document
-------                          -----------------------

3.1(a)      Certificate of Incorporation, as amended (1)

3.1(b)      Certificate of Designation of Series A Exchangeable Preferred Stock
            (5)

3.1(c) Certificate of Correction of Certificate of Designation of Series A Exchangeable Preferred Stock (6)

3.1(d)      Certificate of Amendment of Certificate of Incorporation (8)

3.1(e)      Certificate of Amendment of Certificate of Incorporation, as amended
            (11)

3.1(f) Certificate of Amendment of Certificate of Incorporation, second amendment (14)

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

10.7.1      Amendment to Lease Agreement for Great Neck, New York facility (4)

10.7.2 Second Amendment to Lease Agreement for Great Neck, New York facility (10)

10.14       Advertising Agreement dated August 11, 2000 (9)

10.14.1     Amendment to Advertising Agreement dated August 11, 2000 (13)

10.14.2     Second Amendment to Advertising Agreement dated August 11, 2000 (14)

10.14.3     Third Amendment to Advertising Agreement dated August 11, 2000 **

10.15       Employment Agreement between Company and Alan Littman (13)

11          Consent of Independent Registered Public Accounting Firm**

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

**          Filed herewith.

B. Reports on Form 8-K:

Form 8K was filed on May 17, 2004 by the Company to announce its revenues and results for the third quarter and nine months ended March 31, 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth the fees billed by our independent auditors, Grant Thornton, for the fiscal years ended June 30, 2004 and 2003:

                                                                        FY 2004      FY 2003
                                                                        -------      -------
      Audit fees and quarterly reviews                                  $73,860      $59,200
      Financial information systems design and implementation fees
      All other fees:
               Tax return preparation                                    19,640       19,000
               Audit related services                                                    800
               Non-audit related services
                                                                        --------------------
                    Total Fees                                          $93,500      $79,000
                                                                        --------------------

            The Audit Committee considered and determined that the services performed for "financial information systems design and implementation fees" and "all other fees" are compatible with maintaining the independence of the independent auditors.

      Policy on Audit Committee Pre-Approval of Audit and Permissable Non-Audit Services of Independent Auditor

            The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor as outlined in its Audit Committee charter. Prior to engagement of the independent auditor for each year's audit, management or the independent auditor submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        clickNsettle.com, Inc.


Date: September 23, 2004                By: /s/ Roy Israel
                                            --------------------------------
                                            Roy Israel, Chairman of the
                                            Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 23, 2004                By: /s/ Roy Israel
                                            --------------------------------
                                            Roy Israel, Chairman of the
                                            Board, CEO and President


Date: September 23, 2004                By: /s/ Patricia Giuliani-Rheaume
                                            --------------------------------
                                            Patricia Giuliani-Rheaume, Vice
                                            President, Chief Financial Officer
                                            and Treasurer


Date: September 23, 2004                By: /s/ Kenneth G. Geraghty
                                            --------------------------------
                                            Kenneth G. Geraghty, Director


Date: September 23, 2004                By: /s/ Randy Gerstenblatt
                                            --------------------------------
                                            Randy Gerstenblatt, Director


Date: September 23, 2004                By: /s/ Corey J. Gottlieb
                                            --------------------------------
                                            Corey J. Gottlieb, Director


Date: September 23, 2004                By: /s/ Anthony J. Mercorella
                                            --------------------------------
                                            Anthony J. Mercorella, Director


Date: September 23, 2004                By: /s/ Robert M. Silverson, Jr.
                                            --------------------------------
                                            Robert M. Silverson, Jr., Director


Date: September 23, 2004                By: /s/ Willem F. Specht
                                            --------------------------------
                                            Willem F. Specht, Vice President,
                                            Director of Information Technology
                                            and Director