Form 10QSB
period 2004-09-30
CLICKNSETTLE COM INC
filed 2004-11-15
CIK 925741

U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 2004, 8,449,056 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes |_| No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page
                                                                        ----

ITEM 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets at
              September 30, 2004 (unaudited)
              and June 30, 2004                                            3

             Consolidated Statements of Operations
              for the three month periods ended
              September 30, 2004 and 2003 (unaudited)                      4

             Consolidated Statements of Changes in
              Stockholders' Equity and Comprehensive
              Loss for the three month periods ended
              September 30, 2004 and 2003 (unaudited)                      5

             Consolidated Statements of Cash Flows
              for the three month periods ended
              September 30, 2004 and 2003 (unaudited)                      6

             Notes to Consolidated Financial Statements                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                   11

ITEM 3.  CONTROLS AND PROCEDURES                                          20

PART II. OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                    21

             Signatures                                                   24
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,         June 30,
                                                                                    2004               2004
                                                                                ------------       ------------
                                                                                                  (derived from
                                                                                                audited financial
                                  ASSETS                                                           statements)
CURRENT ASSETS
  Cash and cash equivalents                                                     $    966,818       $    730,869
  Certificates of deposit                                                            200,000            300,000
  Marketable securities                                                                   --            237,191
  Accounts receivable (net of allowance for doubtful accounts of $135,195)           275,406            327,937
  Prepaid expenses and other current assets (net of allowance for
     doubtful note receivable of $48,848)                                             45,350             60,303
                                                                                ------------       ------------

     Total current assets                                                          1,487,574          1,656,300

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                          --                 --

OTHER ASSETS                                                                          49,726             49,726
                                                                                ------------       ------------

                                                                                $  1,537,300       $  1,706,026
                                                                                ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $    197,495       $    242,070
  Accrued expenses and other liabilities                                             286,123            277,893
  Accrued payroll and employee benefits                                               88,523             49,065
  Deferred revenues                                                                  233,478            173,418
                                                                                ------------       ------------

     Total current liabilities                                                       805,619            742,446

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 25,000,000 shares authorized;
    8,701,554 shares issued and outstanding                                            8,702              8,702
  Additional paid-in capital                                                      10,104,325         10,104,325
  Accumulated deficit                                                             (9,297,428)        (9,116,951)
  Accumulated other comprehensive income                                                  --             51,422
  Less common stock in treasury at cost,  252,498 shares                             (83,918)           (83,918)
                                                                                ------------       ------------

     Total stockholders' equity                                                      731,681            963,580
                                                                                ------------       ------------

                                                                                $  1,537,300       $  1,706,026
                                                                                ============       ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months ended September 30,
                                                                2004              2003
                                                             -----------       -----------
Net revenues                                                 $   770,394       $   987,786
                                                             -----------       -----------

Operating costs and expenses
  Cost of services                                               166,736           218,407
  Sales and marketing expenses                                   253,597           323,502
  General and administrative expenses                            508,964           626,419
  Loss on impairment of furniture and equipment                    1,066
  Reorganization costs                                            69,657
                                                             -----------       -----------

                                                               1,000,020         1,168,328
                                                             -----------       -----------

           Loss from operations                                 (229,626)         (180,542)

Other income
   Investment income                                              48,636            69,196
   Other income                                                      513               578
                                                             -----------       -----------

                                                                  49,149            69,774
                                                             -----------       -----------

            Loss before income taxes                            (180,477)         (110,768)

Income taxes                                                          --                --
                                                             -----------       -----------

              NET LOSS                                       $  (180,477)      $  (110,768)
                                                             ===========       ===========

Net loss per common share - basic and diluted                $     (0.02)      $     (0.01)
                                                             ===========       ===========

Weighted-average shares outstanding - basic and diluted        8,449,056         8,449,056
                                                             ===========       ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
           Three months ended September 30, 2004 and 2003 (unaudited)

                                                                                  Accumulated                 Total
                                       Common stock     Additional                    other        Common     stock-      Compre-
                                   -------------------    paid-in    Accumulated  comprehensive   stock in    holders'    hensive
                                     Shares     Amount    capital      deficit    income (loss)   treasury    equity        loss
                                   -------------------------------------------------------------------------------------------------
Balances at June 30, 2003
  (Note 1 below)                    1,450,259   $1,450  $10,111,577  ($8,394,247)    $ 43,960    ($83,918)  $1,678,822

Net loss                                                                (110,768)                             (110,768)  $ (110,768)
Change in unrealized gain
  (loss) on marketable securities                                                     (44,066)                 (44,066)     (44,066)
                                                                                                                         ----------

Comprehensive loss                                                                                                       $ (154,834)
                                                                                                                         ==========

                                   -----------------------------------------------------------------------------------
Balances at September 30, 2003
  (Note 1 below)                    1,450,259   $1,450  $10,111,577  ($8,505,015)       ($106)   ($83,918)  $1,523,988
                                   ===================================================================================

Balances at June 30, 2004           8,701,554    8,702   10,104,325   (9,116,951)      51,422     (83,918)     963,580

Net loss                                                                (180,477)                             (180,477)  $ (180,477)
Change in unrealized gain (loss)
  on marketable securities                                                            (51,422)                 (51,422)     (51,422)
                                                                                                                         ----------

Comprehensive loss                                                                                                       $ (231,899)
                                                                                                                         ==========

                                   -----------------------------------------------------------------------------------
Balances at September 30, 2004      8,701,554    8,702   10,104,325   (9,297,428)          --     (83,918)     731,681
                                   ===================================================================================

Note 1: Represents historical financial information and excludes the effect of the 6-for-1 forward stock split effectuated on December 22, 2003.

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        Three months ended September 30,

                                                                                               2004              2003
                                                                                            ---------       -----------
Cash flows from operating activities
   Net loss                                                                                 $(180,477)      $  (110,768)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                                --            17,770
      (Gain) on sales of marketable securities                                                (45,701)          (66,157)
      Loss on impairment of furniture and equipment                                             1,066
      Provision for bad debts                                                                   1,073
      Recovery from write-down of note receivable                                                  --              (300)
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                                       51,458            96,105
         Decrease in prepaid expenses, other current assets and other assets                   14,953             5,099
         (Decrease) in accounts payable, accrued expenses and other liabilities               (36,345)          (77,294)
         Increase in accrued payroll and employee benefits                                     39,458            78,207
         Increase (decrease) in deferred revenues                                              60,060            (4,442)
                                                                                            ---------       -----------
      Net cash used in operating activities                                                   (94,455)          (61,780)
                                                                                            ---------       -----------

Cash flows from investing activities
   Purchases of marketable securities and certificates of deposit                                  --          (545,799)
   Proceeds from sales of marketable securities and maturity of certificate of deposit        331,470           465,283
   Purchases of furniture and equipment                                                        (1,066)           (2,012)
                                                                                            ---------       -----------
       Net cash provided by (used in) investing activities                                    330,404           (82,528)
                                                                                            ---------       -----------

Cash flows from financing activities
                                                                                            ---------       -----------
       Net cash used in financing activities
                                                                                            ---------       -----------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   235,949          (144,308)

Cash and cash equivalents at beginning of period                                              730,869         1,798,786

                                                                                            ---------       -----------
Cash and cash equivalents at end of period                                                  $ 966,818       $ 1,654,478
                                                                                            =========       ===========

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 2004
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 2004 and the related consolidated statements of operations for the three month periods ended September 30, 2004 and 2003 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2004 consolidated financial statements.

As a result of continued losses, the use of significant cash in operations and the uncertainty as to the ability to obtain stockholder approval for the asset purchase agreement and to thereafter effect a merger or a similar transaction with the intent to acquire a different operating business (see Note 6), there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

2. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 6,090,290 and 6,029,642 at September 30, 2004 and 2003, respectively, would be antidilutive as the Company incurred net losses for the three month periods ended September 30, 2004 and 2003.

3. The cost of advertising is expensed when the advertising takes place. For advertising and external public relations costs, the Company incurred $1,884 and $58,096 for the quarters ended September 30, 2004 and 2003. In accordance with the terms of the August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., the Company will purchase $250,000 of advertising subsequent to the initial two-year term. Such advertising is to be expended from May 2003 through December 2004. During the quarters ended September 30, 2004 and 2003, the Company incurred $0 and $49,015 of advertising expense related to this commitment, respectively. The remaining commitment outstanding as of September 30, 2004 is $75,854.

4. On March 12, 2004, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the

Plan remained at an aggregate of 1,600,002 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 12, 2005, provided, however, that the Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases in the three month period ended September 30, 2004, and, through September 30, 2004, the Company had purchased 252,498 shares under the Plan for an aggregate cost of $83,918.

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

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense cost is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. During the three-month periods ended September 30, 2004 and 2003, the Company granted 0 and 240,000 options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                          Three months ended September 30,
                                               2004            2003
                                               ----            ----
Net loss, as reported                        $(180,477)      $(110,768)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (12,993)        (40,638)
                                             ---------       ---------

Proforma net loss                            $(193,470)      $(151,406)
                                             ---------       ---------

Net loss per common share:
   Basic and diluted - as reported           $   (0.02)      $   (0.01)
   Basic and diluted - pro forma             $   (0.02)      $   (0.02)

6. In July 2004, the Board of Directors decided to explore strategic alternatives for the Company in an effort to protect shareholder value. As a result of the numerous scandals in recent years and the passing of the Sarbanes-Oxley Act of 2002 to safeguard shareholders, micro-cap companies such as the Company are faced with mounting legal and audit fees to meet the new compliance requirements now needed to remain as a publicly traded entity. In addition to being expensive in terms of out-of-pocket expenditures, these requirements are costly in that they are time-consuming and place a strain on the Company's limited personnel resources. While the Company remains optimistic about the need for its services, management believes that the unavoidability of these escalating costs shortens the timeframe that the Company needs in order to realize revenues from many of its sales and marketing initiatives. Further, management believes revenue has been and will continue to be adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of the Company's clientele. Additionally, insurance companies in general and some, in particular, have changed their claims-settling philosophies. Currently, management perceives that many of the larger insurance companies are taking a harder line with the plaintiff bar. This results in a slow down in the number of cases being submitted to ADR. This adversely affects the number of cases referred to the Company's forum. In a broader sense, management believes that lawsuits continue to be commenced and that the Company's services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs, but the timing of such may be delayed.

On October 18, 2004, the Company entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") with National Arbitration and Mediation, Inc. (the "Buyer"), a company affiliated with the Company's Chief Executive Officer, Roy Israel. Pursuant to the Asset Purchase Agreement, the Buyer will acquire the assets and assume all current and future liabilities and commitments of the Company's dispute resolution business (the "ADR business"). The Buyer is not paying cash to the Company but is assuming the commitments and contingencies related to the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. Currently, if such provision was triggered upon the sale or liquidation of the ADR business, the Company would owe Mr. Israel, in one lump sum, approximately $1,015,000 as such amount represents three times his then current base salary. Additionally, the Asset Purchase Agreement provides that a minimum of $200,000 in cash is to remain with the Company. This cash will be utilized by the Company to pay for the costs associated with the sale of the ADR business, for continued public reporting obligations and to acquire a new operating business or enter into a business combination. Based on a final balance sheet that will be prepared after the closing date, the cash to be retained by the Company may increase to the extent of 60% of the excess of the Remaining Net Capital before Commitments over $380,462 as of the closing date. The Remaining Net Capital Before Commitments shall mean the fair market value of the assets purchased less the following: (a) recorded liabilities assumed; (b) commitment due to American Lawyer Media for unused advertising in the amount of $75,854 (unless such sum is already reflected in the recorded liabilities assumed) and (c) $200,000 in cash to remain with the Company (to be adjusted based on the timing of payments for the transaction costs). The transaction costs, which are to be paid by the Company with the $200,000 cash balance, is expected to include, but not be limited to, legal, accounting, tax advice, the cost of the fairness opinion and printing and mailing costs related to a proxy statement. During the three months ended September 30, 2004, the Company incurred $69,657 of such costs, which are included in Reorganization Costs on the accompanying statement of operations. At September 30, 2004, $40,154 of such amount is unpaid and included in accounts payable and accrued liabilities in the accompanying balance sheet. Furthermore, the Company will retain the OTC Bulletin Board listing which it may use to attract a potential target company.

The Board of Directors received an opinion, dated October 15, 2004, from an unrelated party, Capitalink, L.C., that, as of that date, based upon and subject to the assumptions made, matters considered and limitations on its review as set forth in the opinion, the purchase consideration is fair, from a financial point of view, to the Company's unaffiliated stockholders.

The completion of the transaction is subject to stockholder approval. There can be no assurance that the transaction will occur. If the transaction does occur, the Company will have no operating entity. Additionally, there can be no assurances that an operating entity will be acquired. If the transaction does not occur, the Board may decide to continue to operate the ADR business of the Company. If so, the near and long-term operating strategies of the Company will be focused on promoting the Company's services and patented ADR management and oversight system to increase revenue and cash flow while better positioning the Company to compete under current market conditions. The Company's capital requirements depend on several factors, including, without limitation, the rate of market acceptance of its services, its ability to maintain and expand its customer base and other factors.

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

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

            We have incurred operating losses during the last eight years and through September 30, 2004. Going forward, we may continue to incur operating losses and make capital expenditures and, as a result, we will need to generate higher revenues to achieve and maintain profitability and provide working capital needed to fund losses. We cannot assure you that we can achieve or sustain profitability in the future. If revenues continue to decline, or if operating expenses exceed our current expectations and cannot be adjusted accordingly, the results of our operations and our financial condition may be materially and adversely affected.

            The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, the use of significant cash in operations and the uncertainty as to the ability to obtain stockholder approval for the asset purchase agreement and to thereafter effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern.

Potential Transaction may Not be Approved

            On October 18, 2004, the Company entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") with National Arbitration and Mediation, Inc. (the

"Buyer"), a company affiliated with the Company's Chief Executive Officer. Pursuant to the Asset Purchase Agreement, the Buyer will acquire the assets and assume all current and future liabilities and commitments of the Company's dispute resolution business (the "ADR business"). The Buyer is not paying cash to the Company but is assuming the commitments and contingencies related to the ADR business. Additionally, the Asset Purchase Agreement provides that a minimum of $200,000 in cash is to remain with the Company. This cash will be utilized by the Company to pay for the costs associated with the sale of the ADR business, for continued public reporting obligations and to acquire a new operating business.

            The completion of this transaction is subject to stockholder approval. There can be no assurances that the transaction will occur. If the transaction does occur, the Company will have no operating entity. Additionally, there can be no assurances that an operating entity will be acquired or that the cash retained by the Company will be sufficient to pay for the costs associated with the sale of the ADR business, for continued public reporting obligations and to acquire a new operating business.

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

Our Current Stockholders Have the Ability to Exert Significant Control

            Our executive officers, directors, and their affiliates beneficially own 3,755,136 shares or approximately 44.4% of the common stock outstanding based on 8,449,056 shares of common stock outstanding as of November 11, 2004. Of that number, Mr. Israel beneficially owns 2,410,278 shares or approximately 28.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock.

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

            Existing copyright, trademark, patent and trade secret laws afford only limited protection. Existing laws, in combination with the steps we have taken to protect our proprietary rights, may be inadequate to prevent misappropriation of our technology or other proprietary rights. Also, such protections do not preclude competitors from independently developing products with functionality or features similar or superior to our products and technologies.

Our common stock is no longer listed on The Nasdaq SmallCap Market

            On March 5, 2003, The Nasdaq Listing Qualifications Panel delisted our common stock from The Nasdaq SmallCap Market. Since that date, trading in our securities has been conducted in the over-the-counter market in the NASD's OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our securities.

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

            We provide services and technology designed to enhance and streamline the traditional and often time-consuming and expensive legal process. We offer highly qualified hearing officers, premium services and innovative solutions designed to appeal to a client base which has become more sophisticated with the continuing acceptance and utilization of ADR. In July 2004, we received a patent in the United States and in Australia on our inventions relating to dispute resolution processing and oversight. This electronic invention, comprised of both a management and a reckoning module, provides unique access to oversee arbitration and mediation initiatives. The management module is configured to receive, sort and store dispute resolution data and to provide an internal continuous compilation of such data and new data generated during non-judicial dispute resolution procedures.

            We believe that our marketing efforts going forward will best be directed towards large-scale applications that benefit from our proprietary electronic infrastructure. As such, our marketing emphasis will be driven by our unique capabilities as an administrator. Additionally, the staff presently dedicated to our existing client base will be charged with growing our business and exploiting our inherent market advantages. Therefore, our plan is as follows: (1) exploit potential revenue streams driven by our technological innovations in software, systems and intellectual property such as (i) the administration of high-volume, customized dispute resolution programs for large corporations, governmental bodies, law firms and agencies and (ii) targeting revenue opportunities related to our various technology-based solutions; (2) continue to attract and retain the services of highly talented, former top-tier judges and attorneys to act as independent and impartial hearing officers; and
(3) broaden the type and complexity of the dispute resolution cases we administer.

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

            We have and may continue to incur net losses in the future as a result of (a) a possible decline in revenues due to the consolidation in the insurance industry as well as perceived changes in their claims-settling philosophy which effectively slows down the submission of cases for ADR and (b) the costs associated with having our common stock publicly traded.

First Quarter Ended September 30, 2004 Compared to First Quarter Ended September 30, 2003

            Revenues. Revenues decreased 22.0% to $770,394 for the three months ended September 30, 2004 from $987,786 for the three months ended September 30, 2003. The decline is primarily due to a decrease in the number of cases heard between the periods as well as a decrease in the average dollars earned per hearing. We believe our revenue continues to be adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. Additionally, insurance companies in general and some, in particular, have changed their claims-settling philosophies. Currently, we perceive that many of the larger insurance companies are taking a harder line with the plaintiff bar. This results in a slow down in the number of cases being submitted to ADR. This adversely affects the number of cases submitted to our forum. In a broader sense, we believe that lawsuits continue to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs, but the timing of such may be delayed.

            Cost of Services. Cost of services decreased 23.7% to $166,736 for the first quarter ended September 30, 2004 from $218,407 for the first quarter ended September 30, 2003. Additionally, the cost of services as a percentage of revenues declined slightly from 22.1% for the prior year quarterly period to 21.6% for the current year quarterly period. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs decreased 21.6% to $253,597 for the first quarter ended September 30, 2004 from $323,502 for the first quarter ended September 30, 2003. Sales and marketing costs as a percentage of revenues increased slightly to 32.9% in the first quarter of fiscal year 2005 from 32.8% in the first quarter of fiscal year 2004. Most of the decrease (approximately $56,200) relates to advertising costs. Our initial agreement with American Lawyer Media, Inc., which provided us with $1,000,000 of advertising and promotional opportunities in their national and regional publications over a two-year period, ended in August 2002. As part of our agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. Such advertising is to be expended from May 2003 through December 2004. During the three months ended September 30, 2004 and 2003, we incurred $0 and $49,015, respectively, of advertising expense related to this commitment. The remainder of the decrease in sales and marketing costs pertained primarily to salaries and related costs, travel and entertainment and promotions which, in the aggregate, decreased by approximately $13,700.

            General and Administrative. General and administrative costs decreased 18.8% to $508,964 for the first quarter ended September 30, 2004 from $626,419 for the first quarter ended September 30, 2003. Most of the decrease (approximately $91,400) relates to employee costs and related items (including benefits, payroll taxes and outside services). Employee costs declined as, due to our electronic case administration system, we required fewer personnel in our information technology department and for other administrative functions. In prior years, costs had increased in these areas to further develop the Company's proprietary computer systems, for which a patent was granted in July 2004. Additionally, as of July 14, 2004, those employees earning in excess of $100,000 voluntarily agreed to a 15% reduction in their salary. Further, we incurred lower charges in the amount of approximately $28,100 for depreciation, printing, insurance, contributions and supplies. The Company is no longer recording depreciation expense as the Company has recorded a loss from impairment on its furniture and equipment equal to its net book value. General and administrative costs as a percentage of revenues increased to 66.1% for the first quarter ended September 30, 2004 from 63.4% for the first quarter ended September 30, 2003.

            Loss on Impairment of Furniture and Equipment. As of June 30, 2004, we recorded a loss on the impairment of furniture and equipment equal to its net book value due to uncertainty as to the Company's ability to continue as a going concern. In the first quarter of fiscal year 2005, we recorded an additional loss on impairment equal to the price paid for furniture and equipment purchased during the quarter. See Liquidity and Capital Resources below. No similar loss was recognized in the prior year period.

            Reorganization Costs. During the quarter ended September 30, 2004, the Company incurred $69,657 in costs related to services rendered in connection with the proposed transaction to sell the Company's ADR business to a company affiliated with the current Chief Executive Officer. These costs include professional fees to an investment banking firm and legal fees. An investment banking firm was hired by the disinterested members of the Board of Directors to opine as to whether or not the terms of the proposed transaction was fair, from a financial point of view, to the unaffiliated stockholders.

            Other Income. Other income declined from $69,774 for the first quarter ended September 30, 2003 to $49,149 for the first quarter ended September 30, 2004. Other income is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains were $45,701 in the first quarter of fiscal year 2005 versus $66,157 in the first quarter of fiscal year 2004, resulting in a decline of $20,456. During the first quarter of fiscal year 2005, the Company sold its entire portfolio of marketable securities which resulted in the aforementioned gain. Net interest income generated primarily from investments in money market funds and certificates of deposit declined by $104.

            Income Taxes. Tax benefits resulting from net losses incurred for the periods ended September 30, 2004 and 2003 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the three months ended September 30, 2004, we had a net loss of $180,477 as compared to a net loss of $110,768 for the three months ended September 30, 2003. The loss rose principally due to a decline in revenues as the number of cases heard and the average dollars earned per case decreased between the periods, due to lower realized gains from investments and due to reorganization costs incurred in the current period related to the proposed sale of the ADR business, offset by reductions in operating costs and expenses.

Liquidity and Capital Resources

            At September 30, 2004, the Company had a working capital surplus of $681,955 compared to $913,854 at June 30, 2004. The decrease in working capital occurred primarily as a result of the loss from operations.

            Net cash used in operating activities was $94,455 for the three months ended September 30, 2004 versus $61,780 in the prior comparable period. Cash used in operating activities principally increased due to a higher loss from operations offset by changes in operating assets and liabilities.

            Net cash provided by investing activities was $330,404 for the three months ended September 30, 2004 versus net cash used in investing activities of $82,528 in the comparable prior period. The change in cash from investing activities was primarily due to the fact that the Company sold all of its marketable securities during the current quarter, the proceeds of which were invested primarily in money market funds.

            There were no financing activities during the three months ended September 30, 2004 and 2003.

            In accordance with the terms of our August 2000 advertising agreement, as amended, with American Lawyer Media, Inc., we agreed to purchase an additional $250,000 of advertising. During the three months ended September 30, 2004 and 2003, we incurred $0 and $49,015, respectively, of advertising expenses related to this commitment. The remaining commitment outstanding as of September 30, 2004 is $75,854 which is to be expended by December 31, 2004.

            We have incurred net losses and had negative cash flow from operations during the last eight years and through September 30, 2004. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of September 30, 2004, we had $1,166,818 in aggregate cash, cash equivalents and certificates of deposit.

            In July 2004, our Board of Directors decided to explore strategic alternatives for the Company in an effort to protect shareholder value. As a result of the numerous scandals in recent years and the passing of the Sarbanes-Oxley Act of 2002 to safeguard shareholders, micro-cap companies such as ours are faced with mounting legal and audit fees to meet the new compliance requirements now needed to remain as a publicly traded entity. In addition to being expensive in terms of out-of-pocket expenditures, these requirements are costly in that they are time-consuming and place a strain on our limited personnel resources. While we remain optimistic about the need for the Company's services, we believe that the unavoidability of these escalating costs shortens the timeframe that the Company needs in order to realize revenues from many of its sales and marketing initiatives. Further, we believe our revenue has been and will continue to be adversely affected by the consolidation and turmoil in the insurance industry, which represents a major portion of our clientele. Additionally, insurance companies in general and some, in particular, have changed their claims-settling philosophies. Currently, we perceive that many of the larger insurance companies are taking a harder line with the plaintiff bar. This results in a slow down in the number of cases being submitted to ADR. This adversely affects the number of cases referred to our forum. In a broader sense, we believe that lawsuits continue to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs, but the timing of such may be delayed.

            On October 18, 2004, the Company entered into a definitive asset purchase agreement with National Arbitration and Mediation, Inc., a company affiliated with the Company's Chief Executive Officer. Pursuant to the Asset Purchase Agreement, the Buyer will acquire the assets and assume all current and future liabilities and commitments of the Company's ADR business. The Buyer is not paying cash to the Company but is assuming the commitments and contingencies related to the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. Currently, if such provision was triggered upon the sale or liquidation of the ADR business, the Company would owe Mr. Israel, in one lump sum, approximately $1,015,000 as such amount represents three times his then current base salary. Additionally, the Asset Purchase Agreement provides that a minimum of $200,000 in cash is to remain with the Company. This cash will be utilized by the Company to pay for the costs associated with the sale of the ADR business, for continued public reporting obligations and to acquire a new operating business or enter into a business combination. Based on a final balance sheet that will be prepared after the closing date, the cash to be retained by the Company may increase to the extent of 60% of the excess of the Remaining Net Capital before Commitments over $380,462 as of the closing date. The Remaining Net Capital Before Commitments shall mean the fair market value of the assets purchased less the following: (a) recorded liabilities assumed; (b) commitment due to American Lawyer Media for unused advertising in the amount of $75,854 (unless such sum is already reflected in the recorded liabilities assumed) and (c) $200,000 in cash to remain with the Company (to be adjusted based on the timing of payments for the transaction costs). The transaction costs, which are to be paid by the Company with the $200,000 cash balance, is expected to include, but not be limited to, legal, accounting, tax advice, the cost of the fairness opinion and printing and mailing costs related to a proxy statement. During the three months ended September 30, 2004, the Company incurred $69,657 of such costs, which are included in Reorganization Costs on the accompanying statement of operations. At September 30, 2004, $40,154 of such amount is unpaid and included in accounts payable and accrued liabilities in the accompanying balance sheet. Furthermore, the Company will retain the OTC Bulletin Board listing which it may use to attract a potential target company.

            The Board of Directors received an opinion, dated October 15, 2004, from an unrelated party, Capitalink, L.C., that, as of that date, based upon and subject to the assumptions made, matters considered and limitations on its review as set forth in the opinion, the purchase consideration is fair, from a financial point of view, to the Company's unaffiliated stockholders. Capitalink, L.C. is an investment-banking firm that is regularly engaged in the evaluation of businesses and their securities in connection with mergers, acquisitions, corporate restructurings and private placements.

            The completion of the transaction is subject to stockholder approval. There can be no assurances that the transaction will occur. If the transaction does occur, the Company will have no operating entity. Additionally, there can be no assurances that an operating entity will be acquired. If the transaction does not occur, the Board may decide to continue to operate the ADR business of the Company. If so, our near and long-term operating strategies will focus on promoting our services and our patented ADR management and oversight system to increase our revenue and cash flow while better positioning the Company to compete under current market conditions. The Company's capital requirements depend on several factors, including, without limitation, the rate of market acceptance of our services, our ability to maintain and expand our customer base and other factors.

            As a result of continued losses, the use of significant cash in operations and the uncertainty as to the ability to obtain stockholder approval for the Asset Purchase Agreement and to thereafter effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

3.1 (a)           Certificate of Incorporation, as amended (1)

3.1 (b)           Certificate of Designation of Series A Exchangeable
                  Preferred Stock (5)

3.1 (c) Certificate of Correction of Certificate of Designation of Series A Exchangeable Preferred Stock (6)

3.1 (d)           Certificate of Amendment of Certificate of Incorporation (8)

3.1 (e) Certificate of Amendment of Certificate of Incorporation, as amended (11)

3.1 (f) Certificate of Amendment of Certificate of Incorporation, second amendment (14)

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

10.7.2 Second Amendment to Lease Agreement for Great Neck, New York facility (10)

10.14             Advertising Agreement dated August 11, 2000 (9)

10.14.1           Amendment to Advertising Agreement dated August 11, 2000 (13)

10.14.2           Second Amendment to Advertising Agreement dated August 11,
                  2000 (14)

10.14.3           Third Amendment to Advertising Agreement dated August 11, 2000
                  (15)

10.15             Employment Agreement between Company and Alan Littman (13)

10.16             Asset Purchase Agreement dated October 18, 2004 (16)

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

(15) Incorporated herein in its entirety by reference to the Company's 2004 Annual Report on Form 10-KSB.

(16) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on October 20, 2004.

**                Filed herewith.

      (b)   Reports on Form 8-K.

      Form 8-K was filed on September 29, 2004 by the Company to announce its revenues and results for the fourth quarter and year ended June 30, 2004. Form 8-K was filed on October 20, 2004 to announce that the Company entered into a definitive asset purchase agreement with National Arbitration and

      Mediation, Inc., a company affiliated with the Company's Chief Executive Officer, pursuant to which the buyer would acquire the assets and assume all current and future liabilities of the Company's dispute resolution business.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLICKNSETTLE.COM, INC.


Date: November 11, 2004               By: /s/ Roy Israel
                                          -------------------------------
                                          Roy Israel, President and CEO


Date: November 11, 2004               By: /s/ Patricia A. Giuliani-Rheaume
                                          --------------------------------
                                          Patricia A. Giuliani-Rheaume, Vice
                                          President, Treasurer and CFO