Form 10QSB
period 2004-12-31
CLICKNSETTLE COM INC
filed 2005-02-14
CIK 925741

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 11, 2005, 9,046,056 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes |_| No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets at
           December 31, 2004 (unaudited)
           and June 30, 2004                                                   3

          Consolidated Statements of Operations
           for the three and six month periods ended
           December 31, 2004 and 2003 (unaudited)                              4

          Consolidated Statements of Changes in
           Stockholders' Equity and Comprehensive
           Loss for the six-month periods ended
           December 31, 2004 and 2003 (unaudited)                              5

          Consolidated Statements of Cash Flows
           for the six month periods ended
           December 31, 2004 and 2003 (unaudited)                              6

          Notes to Consolidated Financial Statements                           7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                           14

ITEM 3. CONTROLS AND PROCEDURES                                               20

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             22

         Signatures                                                           25
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,              June 30,
                                                                                   2004                    2004
                                                                                ------------           ------------
                                                                                                      (derived from
                                                                                                    audited financial
                       ASSETS                                                                           statements)
CURRENT ASSETS
  Cash and cash equivalents                                                     $  1,032,271           $    730,869
  Certificates of deposit                                                                 --                300,000
  Marketable securities                                                                   --                237,191
  Accounts receivable (net of allowance for doubtful accounts of $135,195)           291,532                327,937
  Prepaid expenses and other current assets (net of allowance for
     doubtful note receivable of $48,848)                                             83,382                 60,303
                                                                                ------------           ------------

     Total current assets                                                          1,407,185              1,656,300

FURNITURE AND EQUIPMENT - AT COST, less accumulated depreciation                          --                     --

OTHER ASSETS                                                                          49,726                 49,726
                                                                                ------------           ------------

                                                                                $  1,456,911           $  1,706,026
                                                                                ============           ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $    189,207           $    242,070
  Accrued expenses and other liabilities                                             329,680                277,893
  Accrued payroll and employee benefits                                               53,651                 49,065
  Deferred revenues                                                                  211,787                173,418
                                                                                ------------           ------------

     Total current liabilities                                                       784,325                742,446

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 25,000,000 shares authorized;
    8,701,554 shares issued and outstanding                                            8,702                  8,702
  Additional paid-in capital                                                      10,104,325             10,104,325
  Accumulated deficit                                                             (9,356,523)            (9,116,951)
  Accumulated other comprehensive income                                                  --                 51,422
  Less common stock in treasury at cost,  252,498 shares                             (83,918)               (83,918)
                                                                                ------------           ------------

     Total stockholders' equity                                                      672,586                963,580
                                                                                ------------           ------------

                                                                                $  1,456,911           $  1,706,026
                                                                                ============           ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three months ended December 31,     Six months ended December 31,
                                                                      2004              2003              2004              2003
                                                                  -----------       -----------       -----------       -----------
Net revenues                                                      $   978,527       $   927,068       $ 1,748,921       $ 1,914,854
                                                                  -----------       -----------       -----------       -----------

Operating costs and expenses
  Cost of services                                                    216,125           225,876           382,861           444,283
  Sales and marketing expenses                                        308,479           325,161           562,076           648,663
  General and administrative expenses                                 464,473           607,760           973,437         1,234,179
  Loss on impairment of furniture and equipment                        14,819                              15,885
  Reorganization costs                                                 36,714                             106,371
                                                                  -----------       -----------       -----------       -----------

                                                                    1,040,610         1,158,797         2,040,630         2,327,125
                                                                  -----------       -----------       -----------       -----------

           Loss from operations                                       (62,083)         (231,729)         (291,709)         (412,271)

Other income (expense)
   Investment income (loss)                                             2,466            (8,717)           51,102            60,479
   Other income                                                           522               858             1,035             1,436
                                                                  -----------       -----------       -----------       -----------

                                                                        2,988            (7,859)           52,137            61,915
                                                                  -----------       -----------       -----------       -----------

           Loss before income taxes                                   (59,095)         (239,588)         (239,572)         (350,356)

Income taxes                                                               --                --
                                                                  -----------       -----------       -----------       -----------

              NET LOSS                                            $   (59,095)      $  (239,588)      $  (239,572)      $  (350,356)
                                                                  ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted                     $     (0.01)      $     (0.03)      $     (0.03)      $     (0.04)
                                                                  ===========       ===========       ===========       ===========

Weighted-average shares outstanding - basic and diluted             8,449,056         8,449,056         8,449,056         8,449,056
                                                                  ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
             Six months ended December 31, 2004 and 2003 (unaudited)

                                                                                   Accumulated
                                        Common stock     Additional                   other       Common        Total      Compre-
                                     -----------------     paid-in   Accumulated  comprehensive  stock in   stockholders'  hensive
                                       Shares   Amount     capital     deficit    income (loss)  treasury      equity       loss
                                     -----------------------------------------------------------------------------------------------
Balances at June 30, 2003            1,450,259  $1,450  $10,111,577  ($8,394,247)    $ 43,960   ($83,918)   $ 1,678,822
Six-for-one forward stock split
  effectuated on December 22, 2003   7,251,295   7,252       (7,252)
                                     ----------------------------------------------------------------------------------
                                     8,701,554   8,702   10,104,325   (8,394,247)      43,960    (83,918)     1,678,822
Net loss                                                                (350,356)                              (350,356)  $(350,356)
Change in unrealized gain (loss)
  on marketable securities                                                             11,039                    11,039      11,039
                                                                                                                          ---------

Comprehensive loss                                                                                                        $(339,317)
                                                                                                                          =========
                                     ----------------------------------------------------------------------------------
Balances at December 31, 2003        8,701,554   8,702   10,104,325   (8,744,603)      54,999    (83,918)     1,339,505
                                     ==================================================================================

Balances at June 30, 2004            8,701,554   8,702   10,104,325   (9,116,951)      51,422    (83,918)       963,580

Net loss                                                                (239,572)                              (239,572)  $(239,572)
Change in unrealized gain (loss)
  on marketable securities                                                            (51,422)                  (51,422)    (51,422)
                                                                                                                          ---------

Comprehensive loss                                                                                                        $(290,994)
                                                                                                                          =========
                                     ----------------------------------------------------------------------------------
Balances at December 31, 2004        8,701,554   8,702   10,104,325   (9,356,523)          --    (83,918)       672,586
                                     ==================================================================================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          Six months ended December 31,

                                                                                        2004                 2003
                                                                                     -----------         -----------
Cash flows from operating activities
   Net loss                                                                          $  (239,572)        $  (350,356)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                           --              35,824
      (Gain) on sales of marketable securities                                           (45,701)            (54,683)
      Loss on impairment of furniture and equipment                                       15,885
      Provision for bad debts                                                              1,523
      Recovery from write-down of note receivable                                             --                (300)
      Changes in operating assets and liabilities
         Decrease in accounts receivable                                                  34,882             176,682
         (Increase) in prepaid expenses, other current assets and other assets           (23,078)            (44,098)
         (Decrease) in accounts payable, accrued expenses and other liabilities           (1,076)            (96,513)
         Increase (decrease) in accrued payroll and employee benefits                      4,586             (43,639)
         Increase (decrease) in deferred revenues                                         38,369             (70,021)
                                                                                     -----------         -----------
      Net cash used in operating activities                                             (214,182)           (447,104)
                                                                                     -----------         -----------

Cash flows from investing activities
   Purchases of marketable securities and certificates of deposit                             --            (725,289)
   Proceeds from sales of marketable securities and maturity of
     certificates of deposit                                                             531,469             624,262
   Increase in receivable for securities sold                                                                (18,740)
   Purchases of furniture and equipment                                                  (15,885)            (11,024)
                                                                                     -----------         -----------
       Net cash provided by (used in) investing activities                               515,584            (130,791)
                                                                                     -----------         -----------

Cash flows from financing activities                                                 -----------         -----------
       Net cash used in financing activities
                                                                                     -----------         -----------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              301,402            (577,895)

Cash and cash equivalents at beginning of period                                         730,869           1,798,786
                                                                                     -----------         -----------
Cash and cash equivalents at end of period                                           $ 1,032,271         $ 1,220,891
                                                                                     ===========         ===========

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Six months ended December 31, 2004
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations for the three and six month periods ended December 31, 2004 and 2003 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2004 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2004 consolidated financial statements.

As a result of continued losses, the use of significant cash in operations and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business (see Note
8), there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

2. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 5,924,888 and 5,800,892 at December 31, 2004 and 2003, respectively, would be antidilutive as the Company incurred net losses for the three and six month periods ended December 31, 2004 and 2003.

3. For advertising and external public relations costs, the Company incurred $76,580 and $45,512 for the quarters ended December 31, 2004 and 2003, respectively, and $78,464 and $103,608 for the six months ended December 31, 2004 and 2003, respectively. Such amounts include advertising expenses related to the Company's commitment with American Lawyer Media, Inc., for which the Company incurred $75,854 and $43,265 for the quarters ended December 31, 2004 and 2003, respectively, and $75,854 and $92,280 for the six months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had no commitments for future advertising.

4. On March 12, 2004, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 1,600,002 shares. The Plan shall expire on the earlier of all of the shares being purchased or March 12, 2005, provided, however, that the Plan may be discontinued at any time by the Company. The Plan may also be extended on a year-to-year basis. There were no purchases in the six month period ended December 31, 2004, and, through December 31, 2004, the Company had purchased 252,498 shares under the Plan for an aggregate cost of $83,918.

5. The components of comprehensive loss are as follows:

                                                Three months ended December 31,
                                                    2004              2003
                                                    ----              ----

Net loss                                         $ (59,095)        $(239,588)
Change in unrealized gain (loss)
   on marketable securities                             --            55,105
                                                 ---------         ---------

Comprehensive loss                               $ (59,095)        $(184,483)
                                                 ---------         ---------

                                                Six months ended December 31,
                                                    2004              2003
                                                    ----              ----
Net loss                                         $(239,572)        $(350,356)
Change in unrealized gain (loss)
   on marketable securities                                            11039
Reclassification adjustment - loss
    included in net loss                           (51,422)
                                                 ---------         ---------

Comprehensive loss                               $(290,994)        $(339,317)
                                                 ---------         ---------

6. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense cost is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. During the six-month periods ended December 31, 2004 and 2003, the Company granted 0 and 240,000 options, respectively, and no options were exercised during such six-month periods. In January 2005, the Company's President exercised 600,000 options at an exercise price of $0.042 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                Three months ended December 31,
                                                    2004             2003
                                                    ----             ----
Net loss, as reported                            $  (59,095)      $ (239,588)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                          (12,993)         (41,010)
                                                 ----------       ----------

Proforma net loss                                $  (72,088)      $ (280,598)
                                                 ----------       ----------

Net loss per common share:
   Basic and diluted - as reported               $    (0.01)      $    (0.03)
   Basic and diluted - pro forma                 $    (0.01)      $    (0.03)

                                                 Six months ended December 31,
                                                    2004             2003
                                                    ----             ----
Net loss, as reported                            $ (239,572)      $ (350,356)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                          (25,986)         (81,648)
                                                 ----------       ----------

Proforma net loss                                $ (265,558)      $ (432,004)
                                                 ----------       ----------

Net loss per common share:
   Basic and diluted - as reported               $    (0.03)      $    (0.04)
   Basic and diluted - pro forma                 $    (0.03)      $    (0.05)

7. In December 2004, the FASB issued SFAS No. 123 (R), "Accounting for Stock-Based Compensation." SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial statements of the Company commencing with the first quarter ending September 30, 2005.

8. In July 2004, the Board of Directors decided to explore strategic alternatives for the Company in an effort to protect shareholder value. As a result of the numerous scandals in recent years and the passing of the Sarbanes-Oxley Act of 2002 to safeguard shareholders, micro-cap companies such as the Company are faced with mounting legal and audit fees to meet the new compliance requirements now needed to remain as a publicly traded entity. In addition to being expensive in terms of out-of-pocket expenditures, these requirements are costly in that they are time-consuming and place a strain on the Company's limited personnel resources.

On October 18, 2004, the Company entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") with National Arbitration and Mediation, Inc. (the "Buyer"), a company affiliated with the Company's Chief Executive Officer, Roy Israel. Pursuant to the Asset Purchase Agreement, the Buyer had the right to acquire the assets of the Company's dispute resolution business (the "ADR business"). In consideration, the Buyer was to assume all current and future liabilities and commitments of the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would owe Mr. Israel, in one lump sum, approximately $1,015,000 as such amount represents three times his then current base salary. Additionally, the Asset Purchase Agreement provides that a minimum of $200,000 in cash is to remain with the Company before giving affect to transaction costs. This cash will be utilized by the Company to pay for the costs associated with the sale of the ADR business, for continued public reporting obligations and potentially to acquire a new operating business or enter into a business combination. Based on a final balance sheet that will be prepared after the closing date, the cash to be retained by the Company may increase to the extent of 60% of the excess of the Remaining Net Capital before Commitments over $380,462 as of the closing date. The Remaining Net Capital Before Commitments shall mean the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and (b) $200,000 in cash to remain with the Company (to be adjusted based on the timing of payments for the transaction costs). The transaction costs, which are to be paid by the Company with the $200,000 cash balance, is expected to include, but not be limited to, legal, accounting, tax advice and the cost of the fairness opinion. During the three months and six months ended December 31, 2004, the Company incurred $36,714 and $106,371, respectively, of such costs, which are included in Reorganization Costs on the accompanying statement of operations. At December 31, 2004, $2,743 of such amount is unpaid and included in accounts payable in the accompanying balance sheet.

The Board of Directors received an opinion, dated October 15, 2004, from an unrelated party, Capitalink, L.C., that, as of that date, based upon and subject to the assumptions made, matters considered and limitations on its review as set forth in the opinion, the purchase consideration is fair, from a financial point of view, to the Company's unaffiliated stockholders.

On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease. The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximates $2,000 in total) until such time as the lessor issues a release of liability to the Company. Furthermore, in accordance with the Company's stock option plan, all unvested employees options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, all employee options will expire if not exercised on or by April 13, 2005.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a business combination. There can be no assurances that an operating entity will be acquired or that a business combination will be consummated.

9. On February 2, 2005, the Company was informed by the Boston Stock Exchange ("BSE") that the Company's listing thereon would be suspended as of the close of trading that day. The suspension is due to the fact that the Company, after the sale of its sole operating business, is no longer in compliance with the BSE's requirements of $1,000,000 in total assets and $500,000 in shareholders' equity. However, the BSE has agreed to provide a 90-day extension through May 2, 2005. If the Company were to regain compliance on or before that day, the Company's stock would not be delisted from the BSE.

The Company's common stock continues to be quoted on the OTC Bulletin Board under the stock symbol CLIK.

10. The following unaudited pro forma condensed balance sheet of the Company is based on and should be read in conjunction with the historical financial statements and notes thereto appearing in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2004 reflects the financial position of the Company after giving effect to the sale on January 13, 2005 and assumes that such transaction was consummated as of December 31, 2004. Non-recurring items representing the costs of the transaction and the estimated loss on the transaction are reflected in the pro forma balance sheet in the stockholders' equity line.

In the opinion of Management, the accompanying pro forma condensed consolidated balance sheet includes all material adjustments necessary to reflect, on a pro forma basis, the impact of the transaction on the historical balance sheet of the Company. The adjustments are described in the notes to the unaudited pro forma condensed consolidated balance sheet and are set forth in the "Pro Forma Adjustments" column.

The unaudited pro forma condensed consolidated balance sheet has been presented for illustrative purposes only and is not necessarily indicative of the future financial position of the Company, or of the financial position of the Company had the transaction been in effect as of the date presented.

                       clickNsettle.com, Inc. and Subsidiaries
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                            December 31, 2004
                                 (unaudited)

                                                                                         Pro Forma Adjustments
                                                                                         ---------------------
                                                                           As        Effects of the                         Pro
                                                                       Reported     Transaction (1)      Other (2)       Forma (3)
                                                                     --------------------------------------------------------------
                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $ 1,032,271         (767,642)                      $   264,629
  Accounts receivable, net                                               291,532         (291,532)                               --
  Prepaid expenses and other current assets, net                          83,382           (1,349)                           82,033
                                                                     --------------------------------------------------------------

     Total current assets                                              1,407,185       (1,060,523)              --          346,662

FURNITURE AND EQUIPMENT, net                                                  --                                                 --

OTHER ASSETS                                                              49,726          (49,726)                               --
                                                                     --------------------------------------------------------------

                                                                     $ 1,456,911      $(1,110,249)     $        --      $   346,662
                                                                     ==============================================================

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $   189,207      $  (176,957)                      $    12,250
  Accrued expenses and other liabilities                                 329,680         (277,219)          22,629           75,090
  Accrued payroll and employee benefits                                   53,651          (53,651)                               --
  Deferred revenues                                                      211,787         (211,787)                               --
                                                                     --------------------------------------------------------------

     Total current liabilities                                           784,325         (719,614)          22,629           87,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 25,000,000 shares authorized;
    8,701,554 shares issued and outstanding                                8,702                                              8,702
  Additional paid-in capital                                          10,104,325                                         10,104,325
  Accumulated deficit                                                 (9,356,523)        (390,635)         (22,629)      (9,769,787)
  Less common stock in treasury at cost,  252,498 shares                 (83,918)                                           (83,918)
                                                                     --------------------------------------------------------------

     Total stockholders' equity                                          672,586         (390,635)         (22,629)         259,322
                                                                     --------------------------------------------------------------

                                                                     $ 1,456,911      $(1,110,249)     $        --      $   346,662
                                                                     ==============================================================

See accompanying Notes to Pro Forma Condensed Financial Information.

                     clickNsettle.com, Inc. and Subsidiaries
             NOTES TO PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

(1) The pro forma balance sheet reflects the financial position of the Company after giving effect to the sale of principally all the Company's assets and liabilities and assumes that such transaction was consummated as of December 31, 2004. As such, the Company would recognize a financial reporting loss equal to the excess of assets sold (excluding assets remaining with the Company) over the recorded liabilities assumed by the Buyer and other adjustments as follows:

      Book value of liabilities assumed                                    719,614
      Consideration by Buyer in providing future management services        30,000
      Book value of assets sold                                         (1,140,249)
                                                                       -----------
      Book loss on Transaction                                         $  (390,635)
                                                                       ===========

      Such loss is reflected in stockholders' equity in the column "Effects of the Transaction" on the accompanying pro forma balance sheet.

      The cash that is to remain in the Company after the Transaction is to increase to the extent of 60% of the excess of the Remaining Net Capital before Commitments (as defined) over $380,462 as of the closing date. The Remaining Net Capital Before Commitments is calculated as the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and (b) $96,371 (that is, $200,000 in cash to remain with the Company less payments of $103,629 already made through December 31, 2004 for certain of the Transaction costs). As of December 31, 2004, the Remaining Net Capital Before Commitments would have been $660,892. Therefore, $280,430 represents the amount in excess of $380,462; 60% of which, or $168,258 is additional cash to remain in the Company. Therefore, total remaining cash in the Company would be $264,629 before unpaid Transaction costs, taxes and other payables and accrued liabilities.

(2) The Company estimates that $129,000 will be incurred for expenses related to the Transaction (which will include the costs of legal, accounting, tax advice and the fairness opinion) and for taxes as follows:

            Estimated legal, accounting and tax advice      $ 74,000
            Cost of fairness opinion                          42,500
                                                            --------
              Subtotal                                       116,500
            Estimated taxes on Transaction                    12,500
                                                            --------
            Total net non-recurring expenses                $129,000

      Of such total, $106,371 has already been recorded in the historical December 31, 2004 financial statements. Therefore, an additional $22,629 of accrued expenses are recorded on the accompanying pro forma balance sheet. Such amount is reflected in stockholders' equity in the column "Other" on the accompanying pro forma balance sheet.

(3) After the Transaction, the pro forma balance sheet contains cash, a prepaid balance for insurance, market fees and management services to be provided by the Buyer and accounts payable and accrued liabilities for unpaid Transaction costs and taxes and for recurring accounting and other market-related services.

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

                                  RISK FACTORS

            We face risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our financial condition or results of operations could be adversely affected. These risks should be read in conjunction with the other information set forth in this report.

We do Not have an Operating Business and if the Company Acquires a New Business, the Shareholders may Suffer Significant Dilution

            On January 13, 2005, the Company sold its ADR business. The Company is searching for an operating entity to acquire or to enter into a business combination. There can be no assurances that an operating entity will be acquired or that a business combination will be consummated. Also, the cash retained by the Company may not be sufficient to pay for the costs associated with the sale of the ADR business, for continued public reporting obligations and to acquire a new operating business or to enter into a business combination. In addition, if the Company does acquire a new operating business or enters into a business combination, it is expected that such transaction will be accomplished by the issuance of stock of the Company resulting in significant dilution.

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

            We have incurred operating losses during the last eight years and through December 31, 2004. Going forward, if we do not acquire another operating business, there will be no future revenues being generated. However, the Company will continue to incur costs for continued public reporting obligations. Also, it is likely that in order to acquire a new operating business or to enter into a business combination, costs will be incurred. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

            The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, the use of significant cash in operations and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern.

Our Current Stockholders Have the Ability to Exert Significant Control

            Our executive officers, directors, and their affiliates beneficially own 4,268,648 shares or approximately 47.2% of the common stock outstanding based on 9,049,056 shares of common stock outstanding as of February 11, 2005. Of that number, Mr. Israel beneficially owns 2,925,788 shares or approximately 32.3% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

Our Common Stock is Traded on the NASD OTC Electronic Bulletin Board and is subject to the Penny Stock Rules

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

            On February 2, 2005, the Company was informed by the Boston Stock Exchange ("BSE") that the Company's listing thereon would be suspended as of the close of trading that day. The suspension is due to the fact that the Company, after the sale of its sole operating business, is no longer in compliance with the BSE's requirements of $1,000,000 in total assets and $500,000 in shareholders' equity. However, the BSE has agreed to provide a 90-day extension through May 2, 2005. If the Company were to regain compliance on or before that day, the Company's stock would not be delisted from the BSE.

                                     GENERAL

            Through January 13, 2005, we provided alternative dispute resolution services, or ADR services, to insurance companies, law firms, corporations and municipalities. We focused the majority of our marketing efforts on developing and expanding relationships with these entities, which we believe are some of the largest consumers of ADR services.

Second Quarter Ended December 31, 2004 Compared to Second Quarter Ended December 31, 2003

            Revenues. Revenues increased 5.6% to $978,527 for the three months ended December 31, 2004 from $927,068 for the three months ended December 31, 2003. The increase is primarily due to an increase in the number of cases heard between the periods offset by a decrease in the average dollars earned per hearing.

            Cost of Services. Cost of services decreased 4.3% to $216,125 for the second quarter ended December 31, 2004 from $225,876 for the second quarter ended December 31, 2003. Additionally, the cost of services as a percentage of revenues declined slightly from 24.4% for the prior year quarterly period to 22.1% for the current year quarterly period. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs decreased 5.1% to $308,479 for the second quarter ended December 31, 2004 from $325,161 for the second quarter ended December 31, 2003. Sales and marketing costs as a percentage of revenues decreased to 31.5% in the second quarter of fiscal year 2005 from 35.1% in the second quarter of fiscal year 2004. Most of the decrease relates to salaries and related costs, travel and entertainment and promotions, which, in the aggregate, decreased by approximately $48,000. Such decrease was offset by an increase in advertising costs of approximately $31,000.

            General and Administrative. General and administrative costs decreased 23.6% to $464,473 for the second quarter ended December 31, 2004 from $607,760 for the second quarter ended December 31, 2003. We incurred lower charges in the amount of approximately $78,600 for legal expenses, depreciation, bad debts, auto expenses, contributions and employee recruiting. The Company is no longer recording depreciation expense as the Company has recorded a loss from impairment on its furniture and equipment equal to its net book value. The remainder of the decrease (approximately $66,200) relates to employee costs and related items (including benefits, payroll taxes and outside services). Employee costs declined as, due to our electronic case administration system, we required fewer personnel in our information technology department and for other administrative functions. In prior years, costs had increased in these areas to further develop the Company's proprietary computer systems, for which a patent was granted in July 2004. Additionally, as of July 14, 2004, those employees earning in excess of $100,000 voluntarily agreed to a 15% reduction in their salary. General and administrative costs as a percentage of revenues decreased to 47.5% for the second quarter ended December 31, 2004 from 65.6% for the second quarter ended December 31, 2003.

            Loss on Impairment of Furniture and Equipment. As of June 30, 2004, we recorded a loss on the impairment of furniture and equipment equal to its net book value due to uncertainty as to the Company's ability to continue as a going concern. In the second quarter of fiscal year 2005, we recorded an additional loss on impairment equal to the price paid for furniture and equipment purchased during the quarter. See Liquidity and Capital Resources below. No similar loss was recognized in the prior year period.

            Reorganization Costs. During the quarter ended December 31, 2004, the Company incurred $36,714 in costs related to services rendered in connection with the transaction to sell the Company's ADR business. These costs include professional fees for legal, accounting and tax.

            Other Income (Expense). Other income (expense) changed from an expense of $7,859 for the second quarter ended December 31, 2003 to income of $2,988 for the second quarter ended December 31, 2004. Other income (expense) is composed primarily of investment income and realized gains (losses) generated from investments. Realized losses were $11,475 in the second quarter of fiscal year 2004 versus $0 in the second quarter of fiscal year 2005, resulting in an increase of $11,475.

            Income Taxes. Tax benefits resulting from net losses incurred for the three- month periods ended December 31, 2004 and 2003 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the three months ended December 31, 2004, we had a net loss of $59,095 as compared to a net loss of $239,588 for the three months ended December 31, 2003. The loss declined primarily as a result of (a) cost cutting measures including a voluntary 15% salary reduction for employees earning more than $100,000 per annum and (b) an increase of 5.6% in revenues as insurance companies made an accelerated effort to close out cases by their year-end, offset by impairment and reorganization costs.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31,
2003

            Revenues. Revenues decreased 8.7% to $1,748,921 for the six months ended December 31, 2004 from $1,914,854 for the six months ended December 31, 2003. The decline is primarily due to a decrease in the average dollars earned per hearing.

            Cost of Services. Cost of services decreased 13.8% to $382,861 for the six months ended December 31, 2004 from $444,283 for the six months ended December 31, 2003. Additionally, the cost of services as a percentage of revenues declined from 23.2% for the prior year six-month period to 21.9% for the current year six-month period. The ratio of cost of services to revenues will fluctuate based on the type of cases administered, the number of hours per case and our ability (or inability) to take advantage of volume arrangements with hearing officers which usually lower the cost per case.

            Sales and Marketing. Sales and marketing costs decreased 13.3% to $562,076 for the six months ended December 31, 2004 from $648,663 for the six months ended December 31, 2003. Sales and marketing costs as a percentage of revenues decreased to 32.1% for the first six months of fiscal year 2005 from 33.9% for the first six months of fiscal year 2004. Most of the decrease relates to salaries and related costs, travel and entertainment and promotions, which, in the aggregate, decreased by approximately $62,200. Additionally, advertising costs declined by approximately $25,100.

            General and Administrative. General and administrative costs decreased 21.1% to $973,437 for the six months ended December 31, 2004 from $1,234,179 for the six months ended December 31, 2003. Most of the decrease (approximately $157,600) relates to employee costs and related items (including benefits, payroll taxes and outside services). Employee costs declined as, due to our electronic case administration system, we required fewer personnel in our information technology department and for other administrative functions. In prior years, costs had increased in these areas to further develop the Company's proprietary computer systems, for which a patent was granted in July 2004. Additionally, as of July 14, 2004, those employees earning in excess of $100,000 voluntarily agreed to a 15% reduction in their salary. Further, we incurred lower charges in the amount of approximately $102,800 for depreciation, legal fees, bad debts, contributions, auto expenses and employee recruitment. The Company is no longer recording depreciation expense as the Company has recorded a loss from impairment on its furniture and equipment equal to its net book value. General and administrative costs as a percentage of revenues decreased to 55.7% for the six months ended December 31, 2004 from 64.5% for the six months ended December 31, 2003.

            Loss on Impairment of Furniture and Equipment. As of June 30, 2004, we recorded a loss on the impairment of furniture and equipment equal to its net book value due to uncertainty as to the Company's ability to continue as a going concern. In the first six months of fiscal year 2005, we recorded an additional loss on impairment equal to the price paid for furniture and equipment purchased during the period. See Liquidity and Capital Resources below. No similar loss was recognized in the prior year period.

            Reorganization Costs. During the six months ended December 31, 2004, the Company incurred $106,371 in costs related to services rendered in connection with the impending transaction to sell the Company's ADR business. These costs include professional fees to an investment banking firm and for legal, accounting and tax advice. An investment banking firm was hired by the disinterested members of the Board of Directors to opine as to whether or not the terms of the proposed transaction was fair, from a financial point of view, to the unaffiliated stockholders.

            Other Income. Other income declined from $61,915 for the six months ended December 31, 2003 to $52,137 for the six months ended December 31, 2004. Other income is composed primarily of investment income and realized gains (losses) generated from investments. Realized gains were $45,701 for the first six months of fiscal year 2005 versus $54,683 for the first six months of fiscal year 2004, resulting in a decline of $8,982. During the first quarter of fiscal year 2005, the Company sold its entire portfolio of marketable securities which resulted in the aforementioned gain.

            Income Taxes. Tax benefits resulting from net losses incurred for the six-month periods ended December 31, 2004 and 2003 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the six months ended December 31, 2004, we had a net loss of $239,572 as compared to a net loss of $350,356 for the six months ended December 31, 2003. The loss declined principally due to reductions in operating costs and expenses offset by a decline in revenues and an increase in reorganization costs.

Liquidity and Capital Resources

            At December 31, 2004, the Company had a working capital surplus of $622,860 compared to $913,854 at June 30, 2004. The decrease in working capital occurred primarily as a result of the loss from operations.

            Net cash used in operating activities was $214,182 for the six months ended December 31, 2004 versus $447,104 in the prior comparable period. Cash used in operating activities principally decreased due to a lower loss from operations and by changes in operating assets and liabilities.

            Net cash provided by investing activities was $515,584 for the six months ended December 31, 2004 versus net cash used in investing activities of $130,791 in the comparable prior period. The change in cash from investing activities was primarily due to the fact that during the first six months of fiscal year 2005, the Company sold its marketable securities and its certificates of deposit matured, the proceeds of which were invested primarily in money market funds.

            There were no financing activities during the six months ended December 31, 2004 and 2003.

            We have incurred net losses and had negative cash flow from operations during the last eight years and through December 31, 2004. Cash and cash equivalents arising principally from equity transactions have provided sufficient working capital to fund losses incurred and capital expenditures, as well as to provide cash to redeem preferred stock outstanding and to purchase treasury stock. As of December 31, 2004, we had $1,032,271 in aggregate cash and cash equivalents.

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

            On October 18, 2004, the Company entered into a definitive asset purchase agreement with National Arbitration and Mediation, Inc., a company affiliated with the Company's Chief Executive Officer. Pursuant to the Asset Purchase Agreement, the Buyer had the right to acquire the assets of the Company's ADR business. In consideration, the Buyer was to assume all current and future liabilities and commitments of the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would owe Mr. Israel, in one lump sum, approximately $1,015,000 as such amount represents three times his then current base salary. Additionally, the Asset Purchase Agreement provides that a minimum of $200,000 in cash is to remain with the Company, before giving affect to transaction costs. This cash will be utilized by the Company to pay for the costs associated with the sale of the ADR business, for continued public reporting obligations and potentially to acquire a new operating business or enter into a business combination. Based on a final balance sheet that will be prepared after the closing date, the cash to be retained by the Company may increase to the extent of 60% of the excess of the Remaining Net Capital before Commitments over $380,462 as of the closing date. The Remaining Net Capital Before Commitments shall mean the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and (b) $200,000 in cash to remain with the Company (to be adjusted based on the timing of payments for the transaction costs). The transaction costs, which are to be paid by the Company with the $200,000 cash balance, is expected to include, but not be limited to, legal, accounting, tax advice and the cost of the fairness opinion. During the three and six months ended December 31, 2004, the Company incurred $36,714 and $106,371, respectively, of such costs, which are included in Reorganization

Costs on the accompanying statement of operations. At December 31, 2004, $2,743 of such amount is unpaid and included in accounts payable in the accompanying balance sheet.

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

            On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease. The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximates $2,000 in total) until such time as the lessor issues a release of liability to the Company. Furthermore, in accordance with the Company's stock option plan, all unvested employees options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, all employee options will expire if not exercised on or by April 13, 2005.

            Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a business combination. There can be no assurances that an operating entity will be acquired or that a business combination will be consummated.

            As a result of continued losses, the use of significant cash in operations and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

                             Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

            Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our President and Chief

Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

Exhibit
Number                    Description of Document
------                    -----------------------

3.1(a)      Certificate of Incorporation, as amended(1)

3.1(d)      Certificate of Amendment of Certificate of Incorporation(7)

3.1(e) Certificate of Amendment of Certificate of Incorporation, as amended(10)

3.1(f) Certificate of Amendment of Certificate of Incorporation, second amendment(14)

3.2         By-Laws of the Company, as amended(3)

4.1         Stock Purchase Agreement dated May 10, 2000(6)

4.2         Stock Purchase Warrant dated May 10, 2000(6)

4.3         Exchangeable Preferred Stock and Warrants Purchase Agreement(5)

10.1        1996 Stock Option Plan, amended and restated(3)

10.2 Employment Agreement between Company and Roy Israel effective July 1, 2002(11)

10.5        Employment Agreement between Company and Patricia
            Giuliani-Rheaume(2)

10.7        Lease Agreement for Great Neck, New York facility(1)

10.7.1      Amendment to Lease Agreement for Great Neck, New York facility(4)

10.7.2 Second Amendment to Lease Agreement for Great Neck, New York facility(9)

10.14       Advertising Agreement dated August 11, 2000(8)

10.14.1     Amendment to Advertising Agreement dated August 11, 2000(12)

10.14.2     Second Amendment to Advertising Agreement dated August 11, 2000(13)

10.14.3     Third Amendment to Advertising Agreement dated August 11, 2000(14)

10.16       Asset Purchase Agreement dated October 18, 2004(15)

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

(6) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on May 17, 2000.

(7) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on June 21, 2000.

(8) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on August 24, 2000.

(9) Incorporated herein in its entirety by reference to the Company's 2000 Annual Report on Form 10-KSB.

(10) Incorporated herein in its entirety by reference to the Company's 2001 Annual Report on Form 10-KSB.

(11) Incorporated herein in its entirety by reference to the Company's 2002 Annual Report on Form 10-KSB.

(12) Incorporated herein in its entirety by reference to the Company's 2003 Annual Report on Form 10-KSB.

(13) Incorporated herein in its entirety by reference to the Company's Quarterly Report for the quarter ended December 31, 2003 on Form 10-QSB.

(14) Incorporated herein in its entirety by reference to the Company's 2004 Annual Report on Form 10-KSB.

(15) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on October 20, 2004.

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

            Form 8-K was filed on November 16, 2004 by the Company to announce its revenues and results for the first quarter ended September 30, 2004.

            Form 8-K was filed on January 18, 2005 by the Company to announce the completion of its sale of its dispute resolution business on January 13, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLICKNSETTLE.COM, INC.


Date: February 11, 2005                   By: /s/ Roy Israel
                                              ----------------------------------
                                          Roy Israel, President and CEO


Date: February 11, 2005                   By: /s/ Patricia A. Giuliani-Rheaume
                                              ----------------------------------
                                          Patricia A. Giuliani-Rheaume, Vice
                                          President, Treasurer and CFO