Form 10QSB
period 2005-03-31
CLICKNSETTLE COM INC
filed 2005-05-13
CIK 925741

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                         990 Stewart Avenue, First Floor
                           Garden City, New York 11530
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (516) 794-8950
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 11, 2005, 9,929,056 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one):  Yes |_|  No |X|

                      ------------------------------------

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets at
              March 31, 2005 (unaudited)
              and June 30, 2004                                                3

             Consolidated Statements of Operations
              for the three and nine month periods ended
              March 31, 2005 and 2004 (unaudited)                              4

             Consolidated Statements of Changes in
              Stockholders' Equity and Comprehensive
              Loss for the nine month periods ended
              March 31, 2005 and 2004 (unaudited)                              5

             Consolidated Statements of Cash Flows
              for the nine month periods ended
              March 31, 2005 and 2004 (unaudited)                              6

             Notes to Consolidated Financial Statements                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                       13

ITEM 3.  CONTROLS AND PROCEDURES                                              19

PART II. OTHER INFORMATION

             Item 4.  Submission of Matters to a Vote of Security Holders     20

             Item 6.  Exhibits and Reports on Form 8-K                        21

             Signatures                                                       23
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,            June 30,
                                                                               2005                 2004
                                                                          ----------------    -----------------
                                                                                                (derived from
                                                                                              audited financial
                                  ASSETS                                                         statements)
CURRENT ASSETS
  Cash and cash equivalents                                               $        840,171    $         730,869
  Certificates of deposit                                                               --              300,000
  Marketable securities                                                                 --              237,191
  Prepaid expenses and other current assets                                         42,038               24,312
  Current assets of discontinued operations                                             --              363,928
                                                                          ----------------    -----------------

     Total current assets                                                          882,209            1,656,300

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                            --               49,726
                                                                          ----------------    -----------------

                                                                          $        882,209    $       1,706,026
                                                                          ================    =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $          3,660    $          12,728
  Amount due to buyer of discontinued operations                                   617,954
  Accrued expenses and other liabilities                                            86,549               87,928
  Current liabilities of discontinued operations                                        --              641,790
                                                                          ----------------    -----------------

     Total current liabilities                                                     708,163              742,446

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 25,000,000 shares authorized;
    9,301,554 and 8,701,554 shares issued and outstanding, respectively              9,302                8,702
  Additional paid-in capital                                                    10,128,721           10,104,325
  Accumulated deficit                                                           (9,880,059)          (9,116,951)
  Accumulated other comprehensive income                                                --               51,422
  Less common stock in treasury at cost,  252,498 shares                           (83,918)             (83,918)
                                                                          ----------------    -----------------

     Total stockholders' equity                                                    174,046              963,580
                                                                          ----------------    -----------------

                                                                          $        882,209    $       1,706,026
                                                                          ================    =================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three months ended March 31,     Nine Months ended March 31,
                                                                2005             2004            2005            2004
                                                             -----------      -----------     -----------     -----------
Net revenues                                                 $        --      $        --     $        --     $        --

General and administrative expenses                               47,476           65,762         180,807         212,108
                                                             -----------      -----------     -----------     -----------

      Loss from operations                                       (47,476)         (65,762)       (180,807)       (212,108)

Investment income (loss)                                             987           (8,423)         51,390          52,056

                                                             -----------      -----------     -----------     -----------
      Loss from continuing operations before income taxes        (46,489)         (74,185)       (129,417)       (160,052)

Income taxes                                                          --               --              --              --
                                                             -----------      -----------     -----------     -----------

      Loss from continuing operations                        $   (46,489)     $   (74,185)    $  (129,417)    $  (160,052)

Discontinued operations
      Loss from operations of discontinued business,
         including loss on disposal                             (477,048)        (137,917)       (633,691)       (402,406)
      Income taxes                                                    --               --              --              --
                                                             -----------      -----------     -----------     -----------

      Loss on discontinued operations                           (477,048)        (137,917)       (633,691)       (402,406)

                 NET LOSS                                    $  (523,537)     $  (212,102)    $  (763,108)    $  (562,458)
                                                             ===========      ===========     ===========     ===========

Net loss per common share - basic and diluted
      From continuing operations                             $     (0.01)     $     (0.01)    $     (0.02)    $     (0.02)
      From discontinued operations, net of income taxes            (0.05)           (0.02)          (0.07)          (0.05)
                                                             -----------      -----------     -----------     -----------
                 NET LOSS                                    $     (0.06)     $     (0.03)    $     (0.09)    $     (0.07)
                                                             ===========      ===========     ===========     ===========

Weighted-average shares outstanding - basic and diluted        8,969,056        8,449,056       8,619,859       8,449,056
                                                             ===========      ===========     ===========     ===========

The accompanying notes are an integral part of these statements.


                     clickNsettle.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
              Nine months ended March 31, 2005 and 2004 (unaudited)

                                                                                   Accumulated
                                        Common stock     Additional                   other       Common        Total      Compre-
                                        ------------      paid-in    Accumulated  comprehensive  stock in   stockholders'  hensive
                                     Shares     Amount    capital      deficit    income (loss)  treasury      equity       loss
                                     ----------------------------------------------------------------------------------------------
Balances at June 30, 2003            1,450,259  $1,450  $10,111,577  ($8,394,247)      $ 43,960   ($83,918)   $1,678,822
Six-for-one forward stock split
 effectuated  on December 22, 2003   7,251,295   7,252       (7,252)
                                     -----------------------------------------------------------------------------------
                                     8,701,554   8,702   10,104,325   (8,394,247)        43,960    (83,918)    1,678,822
Net loss                                                                (562,458)                               (562,458) $(562,458)
Change in unrealized gain (loss)
 on marketable securities                                                                20,912                   20,912     20,912
                                                                                                                          ---------

Comprehensive loss                                                                                                        $(541,546)
                                                                                                                          =========

                                     -----------------------------------------------------------------------------------
Balances at March 31, 2004           8,701,554   8,702   10,104,325   (8,956,705)        64,872    (83,918)    1,137,276
                                     ===================================================================================


Balances at June 30, 2004            8,701,554   8,702   10,104,325   (9,116,951)        51,422    (83,918)      963,580

Exercise of stock options              600,000     600       24,396                                               24,996
Net loss                                                                (763,108)                               (763,108) $(763,108)
Change in unrealized gain (loss) on
  marketable securities                                                                 (51,422)                 (51,422)   (51,422)
                                                                                                                          ---------

Comprehensive loss                                                                                                        $(814,530)
                                                                                                                          =========

                                     -----------------------------------------------------------------------------------
Balances at March 31, 2005           9,301,554   9,302   10,128,721   (9,880,059)            --    (83,918)      174,046
                                     ===================================================================================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Nine months ended March 31,

                                                                                                      2005           2004
                                                                                                   -----------    -----------
Cash flows from operating activities
   Net loss                                                                                        $  (763,108)   $  (562,458)
   Adjustments to reconcile net loss to net cash used in operating activities
      (Decrease) increase in assets and liabilities of discontinued operations                        (228,136)        22,390
      (Gain) on sales of marketable securities                                                         (45,701)       (43,756)
      Changes in operating assets and liabilities
         (Increase) in prepaid expenses and other current assets                                       (17,726)        (8,906)
         Increase in amount due to buyer of discontinued operations                                    617,954
         (Decrease) increase in accounts payable, accrued expenses and other liabilities               (10,447)        28,798
                                                                                                   -----------    -----------
      Net cash used in operating activities                                                           (447,164)      (563,932)
                                                                                                   -----------    -----------

Cash flows from investing activities
   Purchases of marketable securities                                                                       --     (1,128,314)
   Proceeds from sales of marketable securities and maturity of certificates of deposit                531,470      1,067,239
   Net cash used in investing activities of discontinued operations                                         --        (11,602)
                                                                                                   -----------    -----------
       Net cash provided by (used in) investing activities                                             531,470        (72,677)
                                                                                                   -----------    -----------

Cash flows from financing activities
   Proceeds from exercise of stock options                                                              24,996
                                                                                                   -----------    -----------
       Net cash provided by financing activities                                                        24,996
                                                                                                   -----------    -----------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            109,302       (636,609)

Cash and cash equivalents at beginning of period                                                       730,869      1,798,786

                                                                                                   -----------    -----------
Cash and cash equivalents at end of period                                                         $   840,171    $ 1,162,177
                                                                                                   ===========    ===========

Non-cash investing and financing activities:
       Net assets sold                                                                             $   419,768    $        --

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Nine months ended March 31, 2005
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2005 and 2004 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2004 consolidated financial statements.

As a result of continued losses, the use of significant cash in operations and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business (see Note
2), there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2004 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

On October 18, 2004, the Company entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") with National Arbitration and Mediation, Inc. (the "Buyer"), a company affiliated with the Company's Chief Executive Officer, Roy Israel. Pursuant to the Asset Purchase Agreement, the Buyer acquired the assets of the Company's dispute resolution business (the "ADR business"). In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately $1,015,000, which represented three times his then current base salary. Additionally, the Asset Purchase Agreement provided that a minimum of $200,000 in cash was to remain with the Company before giving affect to transaction costs. A portion of this cash has been utilized by the Company to pay for the costs associated with the sale of the ADR business and the balance will be used for continued public reporting obligations and potentially to acquire a new operating business or enter into a business combination.

The Board of Directors received an opinion, dated October 15, 2004, from an unrelated party, Capitalink, L.C., that, as of that date, based upon and subject to the assumptions made, matters considered and limitations on its review as set forth in the opinion, the purchase consideration is fair, from a financial point of view, to the Company's unaffiliated stockholders.

On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $22,000 in total as of January 13, 2005). The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximated $2,000 in total as of January 13, 2005) until such time as the lessor issues a release of liability to the Company. Furthermore, in accordance with the Company's stock option plan, all outstanding unvested employee stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, a total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005.

The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the three and nine months ended March 31, 2005 and 2004 include the following:

                                                Three months ended March 31,
                                                ----------------------------
                                                   2005               2004
                                                ---------          ---------
Loss from disposal:
      Loss on sale                              ($419,768)                --
      Transaction costs of sale                    (5,156)                --
                                                ---------
           Loss from disposal                   ($424,924)                --
Loss from operations of discontinued business     (52,124)         ($137,917)
                                                ---------          ---------
   Loss from discontinued operations            ($477,048)         ($137,917)
                                                ---------          ---------

                                                Nine months ended March 31,
                                                ---------------------------
                                                   2005               2004
                                                ---------          ---------
Loss from disposal:
      Loss on sale                              ($419,768)                --
      Transaction costs of sale                  (111,526)                --
                                                ---------
           Loss from disposal                   ($531,294)                --
Loss from operations of discontinued business    (102,397)         ($402,406)
                                                ---------          ---------
   Loss from discontinued operations            ($633,691)         ($402,406)
                                                ---------          ---------

The loss on the sale was calculated as follows:
                Book value of liabilities assumed            $ 667,438
                Book value of assets sold                   (1,087,206)
                                                            ----------
                               Loss on transaction           $ 419,768
                                                            ----------

Pursuant to the Asset Purchase Agreement, the cash that remained in the Company was increased to the extent of 60% of the excess of the Remaining Net Capital before Commitments (as defined) over $380,462 as of the closing date. The Remaining Net Capital Before Commitments was calculated as the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and
(b) $96,371 (that is, $200,000 in cash to remain with the Company less payments of $103,629 already made through January 13, 2005 for certain of the transaction costs). As of January 13, 2005, the Remaining Net Capital before Commitments was $643,728. Therefore, $263,266 represents the amount in excess of $380,462; 60% of which, or $157,960 is additional cash to remain in the Company. Therefore, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, the cash balances have yet to be transferred as of March 31, 2005. As a result, the accompanying balance sheet shows cash and cash equivalents of $840,171. However, as of March 31, 2005, the Company has a balance due to the Buyer in the amount of $617,954. Such balance is expected to be substantially transferred before June 30, 2005, the end of the Company's fiscal year.

The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the three months and nine months ended March 31, 2005, the Company incurred $5,156 and $111,526, respectively, of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations. At March 31, 2005, all such amounts have been paid.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a business combination. There can be no assurances that an operating entity will be acquired or that a business combination will be consummated.

The prior period financial statements have been reclassified to show the assets, liabilities and results of operations of the ADR business for all periods presented as discontinued operations.

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 5,322,888 and 5,750,288 at March 31, 2005 and 2004, respectively, would be antidilutive as the Company incurred net losses for the three and nine month periods ended March 31, 2005 and 2004.

4. On March 12, 2004, the Company extended its March 1998 purchase plan (the "Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Plan remained at an aggregate of 1,600,002 shares. The Plan expired on March 12, 2005. There were no purchases in the nine month period ended March 31, 2005, and, through March 31, 2005, the Company had purchased 252,498 shares under the Plan for an aggregate cost of $83,918.

5.  The components of comprehensive loss are as follows:

                                                Three months ended March 31,
                                               2005                    2004
                                             ---------               ---------
Net loss                                     $(523,537)              $(212,102)
Change in unrealized gain (loss)
    on marketable securities                        --                   9,873
                                             ---------               ---------

Comprehensive loss                           $(523,537)              $(202,229)
                                             ---------               ---------

                                                Nine months ended March 31,
                                               2005                    2004
                                             ---------               ---------
Net loss                                     $(763,108)              $(562,458)
Change in unrealized gain (loss)
    on marketable securities                        --                  20,912
Reclassification adjustment - loss
    included in net loss                       (51,422)                     --
                                             ---------               ---------

Comprehensive loss                           $(814,530)              $(541,546)
                                             ---------               ---------

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

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense cost is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. As of January 13, 2005, upon the sale of the Company's operating business, in accordance with the Company's Incentive and Nonqualified Stock Option Plan (the "Stock Plan"), all outstanding unvested employee stock options vested as of that date. Also, in accordance with the Stock Plan, a total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005. As a result, in the following table, the proforma compensation expense for the three and nine months ended March 31, 2005 reflects the effect of the accelerated vesting.

                                               Three months ended March 31,
                                               2005                    2004
                                             ---------               ---------
Net loss, as reported                        $(523,537)              $(212,102)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (37,462)                (35,182)
                                             ---------               ---------

Proforma net loss                            $(560,999)              $(247,284)
                                             ---------               ---------

Net loss per common share:
   Basic and diluted - as reported           $   (0.06)              $   (0.03)
   Basic and diluted - pro forma             $   (0.06)              $   (0.03)

                                                Nine months ended March 31,
                                               2005                    2004
                                             ---------               ---------
Net loss, as reported                        $(763,108)              $(562,458)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (63,448)               (116,829)
                                             ---------               ---------

Proforma net loss                            $(826,556)              $(679,287)
                                             ---------               ---------

Net loss per common share:
   Basic and diluted - as reported           $   (0.09)              $   (0.07)
   Basic and diluted - pro forma             $   (0.10)              $   (0.08)


During the nine-month periods ended March 31, 2005 and 2004, the Company granted 0 and 240,000 options, respectively, and 600,000 and 0 options were exercised during such nine-month periods, respectively. In April 2005, the Company's President, Chief Financial Officer and former Director of Information Technology exercised a total of 880,000 options at exercise prices ranging from $0.042 to $0.046 per share.

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

8. On February 2, 2005, the Company was informed by the Boston Stock Exchange ("BSE") that the Company's listing thereon would be suspended as of the close of trading that day. The suspension is due to the fact that the Company, after the sale of its sole operating business, was no longer in compliance with the BSE's requirements of $1,000,000 in total assets and $500,000 in shareholders' equity. The BSE agreed to provide a 90-day extension through May 2, 2005. As the Company was not able to regain compliance, the Company's stock was delisted from the BSE on May 2, 2005.

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

We do Not have an Operating Business and if the Company Acquires a New Business, the Shareholders may Suffer Significant Dilution

            On January 13, 2005, the Company sold its ADR business. The Company is searching for an operating entity to acquire or to enter into a business combination. There can be no assurances that an operating entity will be acquired or that a business combination will be consummated. Also, the cash retained by the Company may not be sufficient to pay for the costs associated with continued public reporting obligations and to acquire a new operating business or to enter into a business combination. In addition, if the Company does acquire a new operating business or enters into a business combination, it is expected that such transaction will be accomplished by the issuance of stock of the Company, resulting in significant dilution.

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

            We have incurred operating losses during the last eight years and through March 31, 2005. Going forward, if we do not acquire another operating business, there will be no future revenues being generated. However, the Company will continue to incur costs for continued public reporting obligations. Also, it is likely that in order to acquire a new operating business or to enter into a business combination, costs will be incurred. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

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

Our Current Stockholders Have the Ability to Exert Significant Control

            Our executive officers, directors, and their affiliates beneficially own 5,148,648 shares or approximately 51.85% of the common stock outstanding based on 9,929,056 shares of common stock outstanding as of May 11, 2005. Of that number, Mr. Israel beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

            On February 2, 2005, the Company was informed by the Boston Stock Exchange ("BSE") that the Company's listing thereon would be suspended as of the close of trading that day. The suspension is due to the fact that the Company, after the sale of its sole operating business, was no longer in compliance with the BSE's requirements of $1,000,000 in total assets and $500,000 in shareholders' equity. The BSE agreed to provide a 90-day extension through May 2, 2005. As the Company was unable to regain compliance, the Company's stock was delisted from the BSE on May 2, 2005.

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

Third Quarter Ended March 31, 2005 Compared to Third Quarter Ended March 31,
2004

            The Company sold its sole operating business, ADR services, on January 13, 2005. Since that time, the Company has not had an operating business. The financial statements have been reclassified to show the assets, liabilities and results of operations of the ADR business for all periods presented as discontinued operations. Loss from continuing operations reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations. Currently, the Company is actively searching for a new operating business to acquire or to enter into a business combination. There can be no assurances that an operating entity will be acquired or that a business combination will be consummated.

            Loss from continuing operations. Loss from continuing operations declined by 37.3% from $74,185 for the quarter ended March 31, 2004 to $46,489 for the quarter ended March 31, 2005. The Company sold its sole operating business on January 13, 2005. The decline in the loss is primarily due to lower costs incurred for legal services and taxes due to the lower level of activity. Additionally, in the three months ended March 31, 2004, the Company had realized losses on the sale of investments in the amount of $10,927. There were no realized investment losses in the three months ended March 31, 2005.

            Loss from discontinued operations. Loss from discontinued operations increased from $137,917 for the quarter ended March 31, 2004 to $477,048 for the quarter ended March 31, 2005. The loss in the three months ended March 31, 2005 includes the loss on the sale of the ADR business as well as the transaction costs incurred to affect the sale, while the loss in the three months ended March 31, 2004 does not. The loss on the sale was $419,768 and the transaction costs incurred were $5,156, totaling $424,924. The loss from operations of the discontinued business for the quarter ended March 31, 2005 was $52,124 as compared to $137,917 for the quarter ended March 31, 2004. The decline in the loss was due to the fact that the three months ended March 31, 2005 only includes net revenues and expenses of $58,649 and $110,773, respectively, from January 1 through January 13, the date of the sale, while the three months ended March 31, 2004 includes the net revenues and expenses of $809,868 and $947,785, respectively, for the full quarterly period.

            Income Taxes. Tax benefits resulting from net losses incurred for the three- month periods ended March 31, 2005 and 2004 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the three months ended March 31, 2005, we had a net loss of $523,537 as compared to a net loss of $212,102 for the three months ended March 31, 2004. The loss increased primarily due to the loss incurred on the sale of the ADR business, offset by lower losses from the discontinued operations as such operations ceased on January 13, 2005.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

            Loss from continuing operations. Loss from continuing operations declined by 19.1% from $160,052 for the nine months ended March 31, 2004 to $129,417 for the nine months ended March 31, 2005. The Company sold its sole operating business on January 13, 2005. The decline in the loss is primarily due to lower costs incurred for legal services and taxes due to the lower level of activity.

            Loss from discontinued operations. Loss from discontinued operations increased from $402,406 for the nine months ended March 31, 2004 to $633,691 for the nine months ended March 31, 2005. The loss in the nine months ended March 31, 2005 includes the loss on the sale of the ADR business as well as the transaction costs incurred to affect the sale, while the loss in the nine months ended March 31, 2004 does not. The loss on the sale was $419,768 and the transaction costs incurred were $111,526, totaling $531,294. The loss from operations of the discontinued business for the nine months ended March 31, 2005 was $102,397 as compared to $402,406 for the nine months ended March 31, 2004. The decline in the loss was due to the fact that the nine months ended March 31, 2005 includes net revenues and expenses of $1,807,570 and $1,909,967, respectively, for approximately 6.5 months through January 13, 2005, the date of the sale, while the nine months ended March 31, 2004 includes net revenues and expenses of $2,724,722 and $3,127,128, respectively, for the full nine-month period. Additionally, during the first half of the 2005 fiscal year, the Company had been exploring strategic alternatives to preserve shareholder value. In furthering that goal, the Company had instituted cost cutting measures with respect to salaries and related costs (including a 15% salary reduction for employees earning more than $100,000 per annum), travel and entertainment, advertising, auto expenses and legal fees. Furthermore, during the nine months ended March 31, 2005, the Company recorded no depreciation expense as the Company had recorded a loss from impairment on its furniture and fixtures equal to its net book value in the fourth quarter of fiscal year 2004.

            Income Taxes. Tax benefits resulting from net losses incurred for the nine-month periods ended March 31, 2005 and 2004 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

            Net Loss. For the nine months ended March 31, 2005, we had a net loss of $763,108 as compared to a net loss of $562,458 for the nine months ended March 31, 2004. The loss increased primarily due to the loss incurred on the sale of the ADR business, offset by lower losses from the discontinued operations as such operations ceased on January 13, 2005 and as cost cutting measures had been instituted in the current period while the Company was exploring strategic alternatives.

Liquidity and Capital Resources

            At March 31, 2005, the Company had a working capital surplus of $174,046 compared to $913,854 at June 30, 2004. The decrease in working capital occurred primarily as a result of the net loss, which includes the loss on the sale of the ADR business on January 13, 2005. Thereafter, the Company has had no operating business.

            Net cash used in operating activities was $447,164 for the nine months ended March 31, 2005 versus $563,932 for the nine months ended March 31, 2004. Cash used in operating activities (including discontinued operations) principally decreased due to a higher net loss offset by changes in operating assets and liabilities.

            Net cash provided by investing activities was $531,470 for the nine months ended March 31, 2005 versus net cash used in investing activities of $72,677 for the nine months ended March 31, 2004. The change in cash from investing activities was primarily due to the fact that during the first nine months of fiscal year 2005, the Company sold its marketable securities and its certificates of deposit matured, the proceeds of which were invested primarily in money market funds.

            Net cash provided by financing activities during the nine months ended March 31, 2005 was $24,996 versus $0 during the nine months ended March 31, 2004. The increase was due to the fact that the President of the Company exercised stock options in January 2005.

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

            On October 18, 2004, the Company entered into a definitive asset purchase agreement with National Arbitration and Mediation, Inc., a company affiliated with the Company's Chief Executive Officer. Pursuant to the Asset Purchase Agreement, the Buyer acquired the assets of the Company's ADR business. In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately $1,015,000, which represented three times his then current base salary. Additionally, the Asset Purchase Agreement provided that a minimum of $200,000 in cash was to remain with the Company, before giving affect to transaction costs. A portion of this cash has been utilized by the Company to pay for the costs associated with the sale of the ADR business and the balance will be used for continued public reporting obligations and potentially to acquire a new operating business or enter into a business combination.

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

            On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $22,000 in total as of January 13, 2005). The Buyer has assumed the remaining payments due on the remaining term of the lease of a postage meter (which approximated $2,000 in total as of January 13, 2005) until such time as the lessor issues a release of liability to the Company. Furthermore, in accordance with the Company's stock option plan, all unvested outstanding employee stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, a total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005.

            Pursuant to the Asset Purchase Agreement, the cash to remain in the Company after the sale was consummated on January 13, 2005 was increased to the extent of 60% of the excess of the Remaining Net Capital before Commitments (as defined) over $380,462 as of the closing date. The Remaining Net Capital Before Commitments was calculated as the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and (b) $96,371 (that is, $200,000 in cash to remain with the Company less payments of $103,629 already made through January 13, 2005 for certain of the transaction costs). As of January 13, 2005, the Remaining Net Capital before Commitments was $643,728. Therefore, $263,266 represents the amount in excess of $380,462; 60% of which, or $157,960 is additional cash to remain in the Company. Therefore, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, the cash balances have yet to be transferred as of March 31, 2005. As a result, the accompanying balance sheet shows cash and cash equivalents of $840,171. However, as of March 31, 2005, the Company has a balance due to the Buyer in the amount of $617,954. Such balance is expected to be substantially transferred before June 30, 2005, the end of the Company's fiscal year.

            The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the three months and nine months ended March 31, 2005, the Company incurred $5,156 and $111,526, respectively, of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations. At March 31, 2005, all such amounts have been paid.

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

             PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
            Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.     Defaults upon Senior Securities.
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
            On January 13, 2005, we held our annual meeting of shareholders. At the meeting, the shareholders voted on four proposals. The following represents the results of the voting, both in person and by proxy:

            1. Election of Directors:
            Roy Israel                7,843,284 votes for;
                                      0 votes against; 95,162 votes withheld.

            Anthony J. Mercorella     7,846,282 votes for;
                                      0 votes against; 92,164 votes withheld.

            Kenneth G. Geraghty       7,844,284  votes  for;
                                      0 votes against; 94,162 votes withheld.

            Robert M. Silverson, Jr.  7,844,284 votes for;
                                      0 votes against; 94,162 votes withheld.

            Willem F. Specht          7,844,284  votes  for;
                                      0 votes against; 94,162 votes withheld.

            Corey J. Gottlieb         7,844,284  votes  for;
                                      0 votes against; 94,162 votes withheld.

            Randy Gerstenblatt        7,844,284  votes  for;
                                      0 votes against; 94,162 votes withheld.

            2. For ratification of appointment of Grant Thornton LLP as our independent accountants for fiscal year 2005:
                                      7,853,324 votes for;
                                      83,124 votes against;  1,998 abstentions

            3. For approval of the amendment to the Company's Certificate of Incorporation authorizing the Board of Directors, in its sole discretion, to increase the authorized common stock, par value $.001 per share, of the Company from 25,000,000 shares up to and including 300,000,000 shares:
                                      7,829,044 votes for;
                                      103,406 votes against;  5,996 abstentions

            4. For approval of the asset purchase agreement with National Arbitration & Mediation, Inc., a company affiliated with the present Chief Executive Officer of the Company, pursuant to which the buyer would acquire the assets and would assume all the current and future liabilities and commitments of the Company's sole operating business, alternative dispute resolution services.
                                      4,716,014 votes for;
                                      124,148 votes against;
                                      5,996 abstentions;  3,092,288  not voted

Item 5.     Other information.
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

Exhibit
Number                       Description of Document
-------                      -----------------------
3.1 (a)     Certificate of Incorporation, as amended  (1)
3.1 (d)     Certificate of Amendment of Certificate of Incorporation (5)
3.1 (e)     Certificate of Amendment of Certificate of Incorporation, as amended (6)
3.1 (f)     Certificate of Amendment of Certificate of Incorporation, second amendment (7)
3.2         By-Laws of the Company, as amended (2)
4.1         Stock Purchase Agreement dated May 10, 2000 (4)
4.2         Stock Purchase Warrant dated May 10, 2000 (4)
4.3         Exchangeable Preferred Stock and Warrants Purchase Agreement (3)
10.1        1996 Stock Option Plan, amended and restated (2)
10.16       Asset Purchase Agreement dated October 18, 2004 (8)
31.1        Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2        Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1        Section 1350 Certification (CEO)**
32.2        Section 1350 Certification (CFO)**

------------------

(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

(2) Incorporated herein in its entirety by reference to the Company's 1998 Annual Report on Form 10-KSB.

(3) Incorporated herein in its entirety by reference to the Company's SB-2 filed on March 28, 2000.

(4) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on May 17, 2000.

(5) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on June 21, 2000.

(6) Incorporated herein in its entirety by reference to the Company's 2001 Annual Report on Form 10-KSB.

(7) Incorporated herein in its entirety by reference to the Company's 2004 Annual Report on Form 10-KSB.

(8) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on October 20, 2004.

**          Filed herewith.

            (b) Reports on Form 8-K.

            Form 8-K was filed on January 18, 2005 by the Company to announce the completion of its sale of its dispute resolution business on January 13, 2005. Form 8-K was filed on February 2, 2005 by the Company to announce that the Boston Stock Exchange had suspended the Company's listing thereon as the Company, after the sale of its sole operating business, was no longer in compliance with the Boston Stock Exchange's requirements of $1,000,000 in total assets and $500,000 in shareholders' equity.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CLICKNSETTLE.COM, INC.

Date: May 12, 2005                        By: /s/ Roy Israel
                                              -------------------------------
                                          Roy Israel, President and CEO

Date: May 12, 2005                        By: /s/ Patricia A. Giuliani-Rheaume
                                              --------------------------------
                                          Patricia A. Giuliani-Rheaume, Vice
                                          President, Treasurer and CFO