Form 10KSB
period 2005-06-30
CLICKNSETTLE COM INC
filed 2005-10-06
CIK 925741

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

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

                         990 Stewart Avenue, First Floor
                           GARDEN CITY, NEW YORK 11530
                    (Address of Principal Executive Offices)

                                 (516) 794-8950
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock $.001 Par Value             Over-the-Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

State issuer's revenues for its most recent fiscal year. $1,808, 400 through January 13, 2005 when the Company's sole operating business was sold

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 22, 2005 is $664,477.

As of September 22, 2005, 9,929,056 shares of common stock of the issuer were outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

The Company

      The Company was formed on January 12, 1994 under the laws of the State of Delaware. On October 31, 1994, we acquired all of the outstanding common stock of National Arbitration & Mediation, Inc. ("NA&M"), a New York corporation, formed on February 6, 1992, which was primarily owned by our Chief Executive Officer and President. NA&M began operations in March 1992 as a provider of ADR (alternative dispute resolution) services. NA&M was merged into the Company as of the end of June 1999. In June 2000, shareholder approval was obtained to change the name of the Company from NAM Corporation to clickNsettle.com, Inc.

      In July 2004, the Board of Directors decided to explore strategic alternatives for the Company in an effort to protect shareholder value. As a result of the numerous accounting scandals in recent years and the passing of the Sarbanes-Oxley Act of 2002 to safeguard shareholders, micro-cap companies such as the Company were faced with mounting legal and audit fees to meet the new compliance requirements needed to remain as a publicly traded entity. In addition to being expensive in terms of out-of-pocket expenditures, these requirements were costly in that they were time-consuming and placed a strain on the Company's limited personnel resources. While we remained optimistic about the need for the Company's services, we believed that the unavoidability of these escalating costs shortens the timeframe that the Company needed in order to realize revenues from its sales and marketing initiatives. Further, we believed our revenue had been adversely affected by the consolidation and turmoil in the insurance industry, which represented a major portion of our clientele. Additionally, insurance companies in general and some, in particular, had changed their claims-settling philosophies. We perceived that many of the larger insurance companies were taking a harder line with the plaintiff bar. This resulted in a slow down in the number of cases being submitted to ADR, a trend that continued into fiscal year 2005. This adversely affected the number of cases referred to our forum. In a broader sense, we believed that lawsuits continued to be commenced and that our services should prove to be vital to insurers in their ability to address a growing caseload with reduced costs, but the timing of such was delayed.

      On October 18, 2004, the Company entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") with National Arbitration and Mediation, Inc. (the "Buyer"), a company affiliated with the Company's Chief Executive Officer, Roy Israel. Pursuant to the Asset Purchase Agreement, the Buyer acquired the assets of the Company's dispute resolution business (the "ADR business"). In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately $1,015,000, which represented three times his then current base salary. Additionally, the Asset Purchase Agreement provided that a minimum of $200,000 in cash was to remain with the Company before giving affect to transaction costs. A portion of this cash has been utilized by the Company to pay for the costs associated with the sale of the ADR business and the balance will be used for continued public reporting obligations and potentially to acquire a new operating business or enter into a merger transaction.

      The Board of Directors received an opinion, dated October 15, 2004, from an unrelated party, Capitalink, L.C., that, as of that date, based upon and subject to the assumptions made, matters considered and limitations on its review as set forth in the opinion, the purchase consideration was fair, from a financial point of view, to the Company's unaffiliated stockholders. Capitalink, L.C. is an investment-banking firm that is regularly engaged in the evaluation of businesses and their securities in connection with mergers, acquisitions, corporate restructurings and private placements.

      On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $18,700 in total as of June 30, 2005). The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximated $900 in total as of June 30, 2005) until such time as the lessor issues a release of liability to the Company. Also, as of June 30, 2005, the Company remained contingently liable for additional payables and other items of approximately $288,400 assumed by the Buyer but not paid as of that date. See Note 9. Furthermore, in accordance with the Company's stock option plan, all outstanding unvested employee stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise such options in accordance with the terms of the Company's stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005.

      The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the years ended June 30, 2005 and 2004 include the following:

                                                          2005           2004
                                                      -----------     ---------

Loss from operations of discontinued business           ($181,261)    ($513,825)
                                                      -----------     ---------

Loss from disposal:
        Loss on sale*                                    (419,768)           --
         Transaction costs of sale                       (111,526)           --
                                                      -----------     ---------
               Loss from disposal                        (531,294)           --
                                                      -----------     ---------

  Loss from discontinued operations                     ($712,555)    ($513,825)
                                                      ===========     =========

*The loss on the sale was calculated as follows:

                  Book value of liabilities assumed      $667,438
                  Book value of assets sold            (1,087,206)
                                                      -----------
                           Loss on transaction           $419,768
                                                      ===========

      The results from discontinued operations for the approximately six and one-half months through January 13, 2005 and for the year ended June 30, 2004 follows:

                                                              From July 1, 2004        Year
                                                                  through              Ended
                                                              January 13, 2005     June 30, 2004
                                                              ----------------     -------------
Net Revenues                                                    $ 1,808,400           $ 3,759,372
                                                                -----------           -----------

Operating costs and expenses
         Costs of services                                          395,754               860,325
         Sales and marketing expenses                               593,026             1,271,430
         General and administrative expenses                      1,037,600             2,058,503
         Loss on impairment of furniture and equipment               15,885                85,721
                                                                -----------           -----------
                                                                  2,042,265             4,275,979
                                                                -----------           -----------
               Loss from operations                                (233,865)             (516,607)
                                                                -----------           -----------
Other Income
         Investment income                                           45,701
         Interest and dividends                                       5,777                   100
         Other income                                                 1,126                 2,682
                                                                -----------           -----------
                                                                     52,604                 2,782
                                                                -----------           -----------

               Loss from operations of discontinued business    $  (181,261)          $  (513,825)
                                                                ===========           ===========

      Pursuant to the Asset Purchase Agreement, the cash that remained in the Company was increased to the extent of 60% of the excess of the Remaining Net Capital before Commitments (as defined) over $380,462 as of the closing date. The Remaining Net Capital Before Commitments was calculated as the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and (b) $96,371 (that is, $200,000 in cash to remain with the Company less payments of $103,629 already made through January 13, 2005 for certain of the transaction costs). As of January 13, 2005, the Remaining Net Capital before Commitments was $643,728 based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. Therefore, $263,266 represents the amount in excess of $380,462; 60% of which, or $157,960 is additional cash to remain in the Company. Therefore, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, the cash balances have yet to be transferred as of June 30, 2005. As a result, the accompanying balance sheet shows cash and cash equivalents of $870,684. However, as of June 30, 2005, the Company has a balance due to the Buyer in the amount of $620,798. This amount includes interest due from the Company to the Buyer on the unpaid balance. The interest rate charged is equal to the interest rate earned on invested balances. The interest charge for the year ended June 30, 2005 was $4,129 all of which is accrued and unpaid at June 30, 2005. A portion of the total balance due to the Buyer, in the amount of $430,595, was transferred to the Buyer in August 2005. The remaining balance is expected to be transferred before October 31, 2005.

      The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the year ended June 30, 2005, the Company incurred $111,526 of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations. At June 30, 2005, all such amounts have been paid.

      Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

Selection of a Business

      The Company is now considering business opportunities either through merger or merger transactions that might create value for our stockholders. We have no day-to-day operations at the present time. The officers and directors of the Company devote limited time and attention to the affairs of the Company. The Company may have to wait some time before consummating a suitable transaction. The Company does not intend to restrict its consideration to any particular business or industry segment.

      However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited. The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of its products or marketing concepts, the merits of its technology and numerous other factors. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, the Company may incur risk due to the failure of the target's management to have proven its abilities of effectiveness, or the failure to establish a market for the target's products or services or the failure to realize profits.

Acquisition of a Business

      With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that Company acquires a target company with substantial assets. Typically, in these transactions, which are commonly called reverse acquisitions, voting control of the merged company changes from the stockholders of the pre-existing public company to those of the previous privately owned company. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders immediately preceding the transaction.

Prior Business of the Company

      Prior to the sale of its sole operating business on January 13, 2005, the Company provided ADR services including arbitrations, mediations, mock jury trials, specialized ADR video conferencing and electronic oversight applications. Since the sale of the ADR business, the Company has had no operations.

Employees

      Since the sale of the ADR business, the Company has had no operations and has no employees. Our executive officers devote as much time to the affairs of the Company as they deem appropriate. The focus of the Company is to maintain its status as a publicly traded entity while searching for a new operating business to acquire or to enter into a merger transaction.

ITEM 2. DESCRIPTION OF PROPERTY

      Subsequent to January 13, 2005, we do not maintain any leased facilities. We maintain a mailing address at 990 Stewart Avenue, First Floor, Garden City, New York 11530, which we believe is adequate to meet our needs at this time.

      Prior to January 13, 2005, we maintained three leased facilities, which were located in office buildings. The aggregate rental expense, net of sublease income of $40,046, and $73,542 respectively, for all of our offices was $102,455 and $189,941 during the years ended June 30, 2005 and 2004, respectively.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any legal proceedings.

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

                                                                Common Stock
                                                             High           Low
                                                            --------------------
Fiscal Year 2005
First quarter (07/1/04-9/30/04)                             $0.13          $0.09
Second quarter (10/01/04-12/31/04)                           0.11           0.07
Third quarter (01/01/05-03/31/05)                            0.10           0.06
Fourth quarter (04/01/05-06/30/05)                           0.18           0.05

Fiscal Year 2004
First quarter (07/1/03-9/30/03)                             $0.23          $0.05
Second quarter (10/01/03-12/31/03)                           0.38           0.25
Third quarter (01/01/04-03/31/04)                            0.35           0.16
Fourth quarter (04/01/04-06/30/04)                           0.20           0.06

      On December 22, 2003, we effectuated a 6-for-1 forward stock split of our common stock. All common stock prices above have been restated to reflect the forward stock split. On September 22, 2005, the closing bid price for our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.139.

      As of August 30, 2005, there were approximately 513 holders of our common stock.

      We have not paid any dividends upon our common stock. The payment of common stock dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our capital requirements and financial condition, as well as other relevant factors.

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

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Results of Operations

      The Company sold its sole operating business, ADR services, on January 13, 2005. Since that time, the Company has not had an operating business. The financial statements for the year ended June 30, 2004 have been reclassified to show the revenues, income and expenses relating to the ADR business as discontinued operations. The income and expenses relating to the Company's operations of a public shell are shown as continuing operations for the fiscal year ended June 30, 2004.The financial statements for the year ended June 30, 2005 have been presented to show all revenues, income and expenses comprising the results of operations through January 13, 2005 as discontinued operations. All income and expenses from January 14, 2005 through June 30, 2005 are shown as continuing operations as they represent the results of operating the Company as a public shell. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

      Loss from continuing operations. The loss from continuing operations was $99,786 for the year ended June 30, 2005 versus $208,879 for the year ended June 30, 2004. The Company sold its sole operating business on January 13, 2005. Loss from continuing operations primarily reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations. Such expenses include insurance, audit fees and legal costs. The loss decreased from fiscal year 2004 to fiscal year 2005 as the current year period includes such income and expense items for approximately 5.5 months from January 14, 2005 through June 30, 2005 while the prior year period includes such income and expense items for the full year. In addition, legal and auditing expenses applicable to the external reporting of a public company with an operating business are greater then those associated with that applicable to a public shell company. Continuing operations in fiscal year 2005 include accounting services that were contributed by the Buyer pursuant to the Asset Purchase Agreement. The value of such services, which were performed from January 14, 2005 through June 30, 2005, was $12,750. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. Subsequent to June 30, 2005, additional accounting services were provided by the Buyer to prepare the June 30, 2005 financial statements and related year-end SEC filings. Such amount approximates $17,500.

      Loss from discontinued operations. Loss from discontinued operations increased from $513,825 for the year ended June 30, 2004 to $712,555 for the year ended June 30, 2005. The loss for the year ended June 30, 2005 includes the loss on the sale of the ADR business as well as the transaction costs incurred to affect the sale, while the loss for the year ended June 30, 2004 does not. The loss on the sale was $419,768 and the transaction costs incurred were $111,526, totaling $531,294. The loss from operations of the discontinued business for the year ended June 30, 2005 was $181,261 as compared to $513,825 for the year ended June 30, 2004. The decline in the loss was due to the fact that the year ended June 30, 2005 includes net revenues and net expenses of $1,808,400 and $2,042,265, respectively, for approximately 6.5 months through January 13, 2005, the date of the sale, while the year ended June 30, 2004 includes net revenues and net expenses of $3,759,372 and $4,275,979, respectively, for the full twelve-month period. Additionally, during the first half of the 2005 fiscal year, the Company had been exploring strategic alternatives to preserve shareholder value. In furthering that goal, the Company had instituted cost cutting measures with respect to salaries and related costs (including a 15% salary reduction for employees earning more than $100,000 per annum), travel and entertainment, advertising, auto expenses and legal fees. Furthermore, during the year ended June 30, 2005, the Company recorded no depreciation expense as the Company had recorded a loss from impairment on its furniture and fixtures at the end of the prior fiscal year. The loss on impairment amounted to $85,721 and was equal to the net book value of furniture and fixtures as of June 30, 2004.

      Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2005 and 2004 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2005, we had net operating carryforwards for Federal tax purposes of approximately $8,296,300 and net capital loss carryforwards for Federal tax purposes of approximately $815,600, both with full valuation allowances.

      Net Loss. For the year ended June 30, 2005, we had a net loss of $812,341 as compared to a net loss of $722,704 for the year ended June 30, 2004. The loss increased primarily due to the loss incurred on the sale of the ADR business, offset by lower losses from the discontinued operations as such operations ceased on January 13, 2005 and as cost cutting measures had been instituted in the current period while the Company was exploring strategic alternatives.

Liquidity and Capital Resources

      At June 30, 2005, the Company had a working capital surplus of $176,729 as compared to $913,854 at June 30, 2004. The decrease in working capital occurred primarily as a result of the net loss, which includes the net loss on the sale of the ADR business on January 13, 2005. Thereafter, the Company has had no operating business.

      Net cash used in operating activities was $455,817 for the fiscal year ended June 30, 2005 versus $749,416 in the prior fiscal year. Cash used in operating activities (including discontinued operations) principally decreased due to a higher net loss offset by decreases in assets and liabilities of discontinued operations and changes in operating assets and liabilities.

      Net cash provided by investing activities was $531,470 for the year ended June 30, 2005 versus net cash used in investing activities of $318,501 for the year ended June 30, 2004. The change in cash from investing activities was principally due to the fact that during fiscal year 2005, the Company sold its marketable securities and its certificates of deposit matured, the proceeds of which were invested primarily in money market funds.

      Net cash provided by financing activities during the year ended June 30, 2005 was $64,162 versus $0 during the year ended June 30, 2004. The increase was due to the fact that the President/CEO, Chief Financial Officer and Director of Information Technology exercised stock options in January and April 2005.

      On October 18, 2004, the Company entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") with National Arbitration and Mediation, Inc. (the "Buyer"), a company affiliated with the Company's Chief Executive Officer, Roy Israel. Pursuant to the Asset Purchase Agreement, the Buyer acquired the assets of the Company's dispute resolution business (the "ADR business"). In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately $1,015,000, which represented three times his then current base salary. Additionally, the Asset Purchase Agreement provided that a minimum of $200,000 in cash was to remain with the Company before giving affect to transaction costs. A portion of this cash has been utilized by the Company to pay for the costs associated with the sale of the ADR business and the balance will be used for continued public reporting obligations and potentially to acquire a new operating business or enter into a merger transaction.

      On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $18,700 in total as of June 30, 2005). The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximated $900 in total as of June 30, 2005) until such time as the lessor issues a release of liability to the Company. Also, as of June 30, 2005, the Company remained contingently liable for additional payables and other items of approximately $288,400 assumed by the Buyer but not paid as of that date. See
Note 9. Furthermore, in accordance with the Company's stock option plan, all outstanding unvested employee stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise such options in accordance with the terms of the Company's stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005.

      Pursuant to the Asset Purchase Agreement, the cash that remained in the Company was increased to the extent of 60% of the excess of the Remaining Net Capital before Commitments (as defined) over $380,462 as of the closing date. The Remaining Net Capital Before Commitments was calculated as the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and (b) $96,371 (that is, $200,000 in cash to remain with the Company less payments of $103,629 already made through January 13, 2005 for certain of the transaction costs). As of January 13, 2005, the Remaining Net Capital before Commitments was $643,728 based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. Therefore, $263,266 represents the amount in excess of $380,462; 60% of which, or $157,960 is additional cash to remain in the Company. Therefore, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, the cash balances have yet to be transferred as of June 30, 2005. As a result, the accompanying balance sheet shows cash and cash equivalents of $870,684. However, as of June 30, 2005, the Company has a balance due to the Buyer in the amount of $620,798. This amount includes interest due from the Company to the Buyer on the unpaid balance. The interest rate charged is equal to the interest rate earned on invested balances. The interest charge for the year ended June 30, 2005 was $4,129 all of which is accrued and unpaid at June 30, 2005. A portion of the total balance due to the Buyer, in the amount of $430,595, was transferred to the Buyer in August 2005. The remaining balance is expected to be transferred before October 31, 2005.

      The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the year ended June 30, 2005, the Company incurred $111,526 of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations. At June 30, 2005, all such amounts have been paid.

      Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

      As a result of continued losses, the use of significant cash in operations and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies

      The Securities and Exchange Commission released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies and methods used in the preparation of their financial statements. The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 3 of the Notes to Consolidated Financial Statements. We currently have one critical accounting policy since we no longer have any operations. Such policy follows:

      Income taxes and valuation allowance - We are required to estimate our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which would be included within our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, a valuation allowance is recognized. We have recorded a 100% valuation allowance as of June 30, 2005.

Effect of Recently Issued Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123R, Share-based Payment ("SFAS No.123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal year 2007. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

            In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets ("SFAS No. 153"). This statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

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

We do Not have an Operating Business and if the Company Acquires a New Business, the Shareholders may Suffer Significant Dilution

      On January 13, 2005, the Company sold its ADR business. The Company is searching for an operating entity to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. Also, the cash retained by the Company may not be sufficient to pay for the costs associated with continued public reporting obligations and to acquire a new operating business or to enter into a merger transaction. In addition, if the Company does acquire a new operating business or enters into a merger transaction, it is expected that such transaction will be accomplished by the issuance of stock of the Company, resulting in significant dilution.

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

      We have incurred operating losses during the last nine years through June 30, 2005. Going forward, if we do not acquire another operating business, there will be no future revenues being generated. However, the Company will continue to incur costs for continued public reporting obligations. Also, it is likely that in order to acquire a new operating business or to enter into a merger transaction, costs will be incurred. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

      The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, the use of significant cash in operations and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern.

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,056 shares of common stock outstanding as of September 22, 2005. Of that number, Mr. Israel beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On June 28, 2005, Grant Thornton LLP ("Grant Thornton") resigned as the Company's independent registered public accounting firm as the Company no longer had an operating business.

            During the Company's two most recent fiscal years and through June 28, 2005, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with this report. No reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

            Also effective June 28, 2005, BP Audit Group, PLLC was appointed by the Board of Directors as the new independent registered public accounting firm for the Company.

            During its two most recent fiscal years and through June 28, 2005, the Company has not consulted with BP Audit Group, PLLC on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, in each case where written or oral advice was provided, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) was either the subject of a disagreement or event, as that term is described in
Item 304(a)(1)(iv)(A) of Regulation S-B.

            Form 8K and Form 8K-A were filed by the Company on June 30, 2005 and July 14, 2005, respectively, disclosing these changes in its auditors.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Reports of Independent Registered Public Accounting Firms             F-2 - F-3

Consolidated Financial Statements

      Consolidated Balance Sheet                                         F-4

      Consolidated Statements of Operations                              F-5

      Consolidated Statement of Changes in Stockholders' Equity
         and Comprehensive Loss                                          F-6

      Consolidated Statements of Cash Flows                              F-7

      Notes to Consolidated Financial Statements                     F-8 - F- 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
    clickNsettle.com, Inc.

We have audited the accompanying consolidated balance sheet of clickNsettle.com, Inc. and Subsidiaries (the "Company") as of June 30, 2005, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of clickNsettle.com, Inc. and Subsidiaries as of June 30, 2005 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BP AUDIT GROUP, PLLC

Farmingdale, New York
August 30, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
    clickNsettle.com, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows of clickNsettle.com, Inc. and Subsidiaries (the "Company") for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of clickNsettle.com, Inc. and Subsidiaries for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has sustained significant losses and used substantial amounts of cash in operations. The uncertainty as to the Company's ability to sustain profitable operations and other factors described in Note 2 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, the Company has reclassified the 2004 consolidated statements of operations and cash flows to reflect the discontinued operations.


/s/ GRANT THORNTON LLP

Melville, New York
August 30, 2004, except for the reclassification of discontinued operations described in Note 2, as to which the date is October 3, 2005
                     clickNsettle.com, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2005

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents including $620,798 to be used to pay
       related party buyer                                             $   870,684
    Prepaid insurance and other current assets                              26,588
                                                                       -----------

           Total current assets                                        $   897,272
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                   $    11,655
    Due to related party buyer of discontinued operations                  620,798
    Accrued expenses and other liabilities                                  88,090
                                                                       -----------
           Total current liabilities                                       720,543
                                                                       -----------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 5,000,000 shares authorized;
        0 shares issued
    Common stock - $.001 par value; 25,000,000 shares authorized;
        10,181,554 shares issued                                            10,182
    Additional paid-in capital                                          10,179,757
    Accumulated deficit                                                 (9,929,292)
    Common stock in treasury at cost, 252,498 shares                       (83,918)
                                                                       -----------

           Total stockholders' equity                                      176,729
                                                                       -----------

                                                                       $   897,272
                                                                       ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                            2005            2004*
                                                                        -----------      ----------
     Net revenues

     General and administrative expenses                                $   101,483         263,077

     Interest and investment income                                           1,697          54,198
                                                                        -----------      ----------

             Loss from continuing operations                                (99,786)       (208,879)
     Discontinued operations:
            Loss from operations of discontinued business, including
              loss on disposal of $531,294 in 2005                         (712,555)     $ (513,825)
                                                                        -----------      ----------

                                    NET LOSS                            $  (812,341)     $ (722,704)
                                                                        ===========      ==========

Net loss per common share- basic and diluted
             From continuing operations                                 $     (0.01)     $    (0.00)
             From discontinued operations                                     (0.08)          (0.09)
                                                                        -----------      ----------

                                    NET LOSS                            $     (0.09)     $    (0.09)
                                                                        ===========      ==========

Weighted-average shares outstanding - basic and diluted                   8,914,919       8,449,056
                                                                        ===========      ==========

*Reclassified. See Note 2.

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                       Years ended June 30, 2005 and 2004

                                                                                                                      Accumulated
                                                                                                                         other
                                                                  Common stock         Additional                    comprehensive
                                                             ----------------------     paid-in       Accumulated        income
                                                                Shares       Amount     capital         deficit          (loss)
                                                             -----------    -------   ------------    -----------    -------------
Balances at June 30, 2003                                      1,450,259    $ 1,450   $ 10,111,577    $(8,394,247)      $43,960
Six-for-one forward stock split effectuated on
   December 22, 2003                                           7,251,295      7,252         (7,252)            --            --
                                                             -----------    -------   ------------    -----------       -------
                                                               8,701,554      8,702     10,104,325     (8,394,247)       43,960
Net loss                                                                                                 (722,704)
Change in unrealized gain on marketable securities                    --         --             --             --         7,462
                                                             -----------    -------   ------------    -----------       -------

Comprehensive loss


Balances at June 30, 2004                                      8,701,554      8,702     10,104,325     (9,116,951)       51,422

Exercise of stock options                                      1,480,000      1,480         62,682
Imputed contribution to capital for accounting services
   provided by Buyer                                                                        12,750
Net loss                                                                                                 (812,341)
Change in unrealized gain on marketable
   securities                                                         --         --             --             --       (51,422)
                                                             -----------    -------   ------------    -----------       -------

Comprehensive loss


Balances at June 30, 2005                                     10,181,554    $10,182   $ 10,179,757    $(9,929,292)
                                                              ==========    =======   ============    ===========

                                                              Common       Total
                                                             stock in   stockholders'   Comprehensive
                                                             treasury      equity           loss
                                                             --------   -------------   -------------
Balances at June 30, 2003                                    $(83,918)   $1,678,822
Six-for-one forward stock split effectuated on
   December 22, 2003                                               --            --
                                                             --------    ----------
                                                              (83,918)    1,678,822
Net loss                                                                   (722,704)      $(722,704)
Change in unrealized gain on marketable securities                 --         7,462           7,462
                                                             --------    ----------       ---------

Comprehensive loss                                                                        $(715,242)
                                                                                          =========

Balances at June 30, 2004                                     (83,918)      963,580

Exercise of stock options                                                    64,162
Imputed contribution to capital for accounting services
   provided by Buyer                                                         12,750
Net loss                                                                   (812,341)      $(812,341)
Change in unrealized gain on marketable
   securities                                                      --       (51,422)        (51,422)
                                                             --------    ----------       ---------

Comprehensive loss                                                                        $(863,763)
                                                                                          =========

Balances at June 30, 2005                                    $(83,918)   $  176,729
                                                             ========    ==========

The accompanying notes are an integral part of this statement.

                     clickNsettle.com, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                                        2005            2004*
                                                                                      ---------      -----------
Cash flows from operating activities
    Net loss                                                                          $(812,341)     $  (722,704)
    Adjustments to reconcile net loss to net cash used in
        operating activities
            Gains on sales of marketable securities                                          --          (43,141)
            Increase (decrease) in assets and liabilities of discontinued               270,617           16,429
                   operations, net
            Imputed contribution to capital for accounting services provided             12,750
                   by Buyer
            Changes in operating assets and liabilities
                Increase in prepaid expenses and other current assets                   (26,588)
                Increase in accounts payable, accrued liabilities and other              99,745
                                                                                      ---------      -----------
                   liabilities

                  Net cash used in operating activities                                (455,817)        (749,416)
                                                                                      ---------      -----------

Cash flows from investing activities
    Purchases of marketable securities                                                       --       (1,486,432)
    Proceeds from sales of marketable securities and maturity of certificates of
    deposit                                                                                  --        1,180,757
    Net cash provided by (used in) investing activities of discontinued operations      531,470          (12,826)
                                                                                      ---------      -----------

                  Net cash provided by (used in) investing activities                   531,470         (318,501)
                                                                                      ---------      -----------
Cash flows from financing activities
    Proceeds from exercise of stock options                                              64,162
                                                                                      ---------
                  Net cash provided by financing activities                              64,162
                                                                                      ---------
                  NET INCREASE (DECREASE) IN CASH AND CASH
                      EQUIVALENTS                                                       139,815       (1,067,917)

Cash and cash equivalents at beginning of year                                          730,869        1,798,786
                                                                                      ---------      -----------

Cash and cash equivalents at end of year                                              $ 870,684      $   730,869
                                                                                      =========      ===========

Non-cash investing and financing activities

     Loss on sale of discontinued operations (See Note 2 for supplemental
     non-cash activities related to this transaction)                                 $ 419,768

*Reclassified. See Note 2.

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      clickNsettle.com, Inc. ("CLIK") provided a broad range of Alternative Dispute Resolution ("ADR") services, primarily arbitrations and mediations, principally in the United States. CLIK incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, National Arbitration & Mediation, Inc. ("NA&M"), which was primarily owned by CLIK's Chief Executive Officer, was acquired by and became a wholly-owned subsidiary of CLIK. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of NA&M combined with those of CLIK at their historical carrying values. NA&M also provided a broad range of ADR services, including arbitrations and mediations. NA&M began operations in March 1992.

      The accompanying consolidated financial statements of clickNsettle.com, Inc. and Subsidiaries include the accounts of its wholly-owned subsidiaries, Michael Marketing LLC and clickNsettle.com LLC (collectively referred to herein as the "Company"). The Company had operated in one business segment, ADR. All significant intercompany transactions and balances were eliminated in consolidation.

      There is substantial doubt about the Company's ability to continue as a going concern. See Note 2.

NOTE 2 - DISCONTINUED OPERATIONS AND GOING CONCERN

      In July 2004, the Board of Directors decided to explore strategic alternatives for the Company in an effort to protect shareholder value. As a result of the numerous accounting scandals in recent years and the passing of the Sarbanes-Oxley Act of 2002 to safeguard shareholders, micro-cap companies such as the Company were faced with mounting legal and audit fees to meet the new compliance requirements needed to remain as a publicly traded entity. In addition to being expensive in terms of out-of-pocket expenditures, these requirements were costly in that they are time-consuming and place a strain on the Company's limited personnel resources.

      On October 18, 2004, the Company entered into a definitive asset purchase agreement (the "Asset Purchase Agreement") with National Arbitration and Mediation, Inc. (the "Buyer"), a company affiliated with the Company's Chief Executive Officer, Roy Israel. Pursuant to the Asset Purchase Agreement, the Buyer acquired the assets of the Company's dispute resolution business (the "ADR business"). In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately $1,015,000, which represented three times his then current base salary. Additionally, the Asset Purchase Agreement provided that a minimum of $200,000 in cash was to
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 2 (continued)

      remain with the Company before giving affect to transaction costs. A portion of this cash has been utilized by the Company to pay for the costs associated with the sale of the ADR business and the balance will be used for continued public reporting obligations and potentially to acquire a new operating business or enter into a merger transaction.

      The Board of Directors received an opinion, dated October 15, 2004, from an unrelated party, Capitalink, L.C., that, as of that date, based upon and subject to the assumptions made, matters considered and limitations on its review as set forth in the opinion, the purchase consideration was fair, from a financial point of view, to the Company's unaffiliated stockholders.

      On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $18,700 in total as of June 30, 2005). The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximated $900 in total as of June 30, 2005) until such time as the lessor issues a release of liability to the Company. Also, as of June 30, 2005, the Company remained contingently liable for additional payables and other items of approximately $288,400 assumed by the Buyer but not paid as of that date. See Note 9. Furthermore, in accordance with the Company's stock option plan, all outstanding unvested employee stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise such options in accordance with the terms of the Company's stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005.

      The financial statements for the year ended June 30, 2004 have been reclassified to show the revenues, income and expenses relating to the ADR business as discontinued operations. The income and expenses relating to the Company's operations of a public shell are shown as continuing operations for the fiscal year ended June 30, 2004.The financial statements for the year ended June 30, 2005 have been presented to show all revenues, income and expenses comprising the results of operations through January 13, 2005 as discontinued operations. All income and expenses from January 14, 2005 through June 30, 2005 are shown as continuing operations as they represent the results of operating the Company as a public shell.

      The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the years ended June 30, 2005 and 2004 include the following:

                                                          2005          2004
                                                       ---------     ---------

      Loss from operations of discontinued business    ($181,261)    ($513,825)
                                                       ---------     ---------

      Loss from disposal:
          Loss on sale*                                ($419,768)           --
          Transaction costs of sale                     (111,526)           --
                                                       ---------     ---------
               Loss from disposal                      ($531,294)           --
                                                       ---------     ---------

        Loss from discontinued operations              ($712,555)    ($513,825)
                                                       =========     =========
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 2 (continued)

      *The loss on the sale was calculated as follows:

            Book value of liabilities assumed         $   667,438
            Book value of assets sold                  (1,087,206)
                                                      -----------
                      Loss on transaction             $   419,768
                                                      ===========

      The results from discontinued operations for the approximately six and one-half months through January 13, 2005 and for the year ended June 30, 2004 follows:

                                                                 From July 1, 2004          Year
                                                                      through               Ended
                                                                  January 13, 2005      June 30, 2004
                                                                 -----------------      -------------
      Net revenues                                                  $ 1,808,400          $ 3,759,372
                                                                    -----------          -----------

      Operating costs and expenses
            Costs of services                                           395,754              860,325
            Sales and marketing expenses                                593,026            1,271,430
           General and administrative expenses                        1,037,600            2,058,503
           Loss on impairment of furniture and equipment                 15,885               85,721
                                                                    -----------          -----------
                                                                      2,042,265            4,275,979
                                                                    -----------          -----------
                           Loss from operations                        (233,865)            (516,607)
                                                                    -----------          -----------
      Other Income
           Realized gains on sales of marketable securities              45,701
           Interest and dividends                                         5,777                  100
           Other income                                                   1,126                2,682
                                                                    -----------          -----------
                                                                         52,604                2,782
                                                                    -----------          -----------

            Loss from operations of discontinued business           $  (181,261)         $  (513,825)
                                                                    ===========          ===========

      Pursuant to the Asset Purchase Agreement, as of January 13, 2005, the total cash retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. This amount was determined based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, the cash balances have yet to be transferred as of June 30, 2005. As a result, the accompanying balance sheet shows cash and cash equivalents of $870,684. However, as of June 30, 2005, the Company has a balance due to the Buyer in the amount of $620,798. This amount includes interest due from the Company to the Buyer on the unpaid balance. The interest rate charged is equal to the interest rate earned on invested balances. The interest charge for the year ended June 30, 2005 was $4,129 all of which is accrued and unpaid at June 30, 2005. A portion of the total balance due to the Buyer, in the amount of $430,595, was transferred to the Buyer in August 2005.

      The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the year ended June 30, 2005, the Company incurred
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 2 (continued)

      $111,526 of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations. At June 30, 2005, all such amounts have been paid.

      Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction.

      There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. As a result of continued losses, the use of significant cash in operations, limited cash and other resources and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      b.    Revenue Recognition

            Since January 13, 2005, the Company has had no operating business and did not generate revenues. Prior to January 13, 2005, the Company operated an ADR business. With respect thereto, the Company principally derived its revenues from fees charged for arbitrations and mediations. Each party to a proceeding was charged an administrative fee, which generally included the first hour of hearing/conference time. Additional fees were billed based on the total time spent by the hearing officer. Hearing officer time included, but was not limited to, case review time, decision preparation time, telephone or verbal conference time, as well as actual hearing/conference time expended. The Company generally recognized revenue when the arbitration or mediation occurred and was completed. Fees received prior to such arbitration or mediation had been reflected as deferred revenue.

            In  the  event  an  arbitration  or  mediation  was  postponed,  the
            postponing   party  was  billed  an  adjournment  fee.  The  Company
            recognized adjournment fee revenue when the adjournment occurred.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 3 (continued)

            In the event an arbitration or mediation was settled prior to the hearing/conference date, each party was billed a settlement fee which was recognized when the Company was informed of the settlement.

            In the event an arbitration or mediation was cancelled prior to the hearing/conference date, the canceling party was billed a cancellation fee which was recognized when the Company was informed of the cancellation.

      c.    Cash and Cash Equivalents

            Cash and cash equivalents consist of cash on hand and money market funds. The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

      d.    Certificates of Deposit

            Certificates of deposit are recorded at cost.

      e.    Marketable Securities

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

      g.    Advertising Costs

            The cost of advertising is expensed when the advertising takes place. The Company incurred $79,013 and $169,184 for advertising and external public relations costs in fiscal 2005 and 2004, respectively. Such amounts are charged to operations.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 3 (continued)

      h.    Earnings (Loss) Per Common Share

            Basic earnings (loss) per share are based on the weighted-average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted loss per share is the same as basic loss per share, as potential common shares of 921,490 and 6,255,288, at June 30, 2005 and 2004, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2005 and 2004.

      i.    Accounting for Stock Options

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

            The Company elected to adopt, effective December 31, 2002, only the disclosure provisions of SFAS No. 148 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (see Note 7(f)). Accordingly, compensation expense is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors.

            If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss per share for the years ended June 30, 2005 and 2004 would be increased to the pro forma amounts indicated in the table which follows. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. As of January 13, 2005, upon the sale of the Company's operating business, in accordance with the Company's
            Incentive and Nonqualified Stock Option Plan (the "Plan"), all outstanding unvested employee stock options vested as of that date. As a result, in the following table, the pro forma compensation expense for the year ended June 30, 2005 reflects the effect of the accelerated vesting. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 3 (continued)

            such options in accordance with the terms of the Company's stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005.

                                                                                   2005          2004
                                                                                ---------     ---------
            Net loss
                As reported                                                     $(812,341)    $(722,704)
                Deduct: Total stock-based employee compensation
                           expense determined under fair value-based
                           method for all awards, net of related tax effects      (63,448)     (129,525)
                                                                                ---------     ---------

                Pro forma net loss                                              $(875,789)    $(852,229)
                                                                                =========     =========

            Net loss per common share
                Basic and diluted - as reported                                 $    (.09)    $    (.09)
                Basic and diluted - pro forma                                   $    (.10)    $    (.10)

            No options were granted to consultants for the years ended June 30, 2005 and 2004.

      j.    Effect of Recently Issued Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123R, Share-based Payment ("SFAS No.123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the annual reporting period that begins after December 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal year 2007. The adoption of this statement is not expected to have a material impact on the financial statements of the Company. See Accounting for Stock Options above for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

            In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets ("SFAS No. 153"). This statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive loss, net of tax effects, are as follows:

                                                                    2005          2004
                                                                 ---------     ---------
      Net loss                                                   $(812,341)    $(722,704)
                                                                 ---------     ---------

      Unrealized gain on marketable securities, net
          of tax effects of $0 in 2005 and 2004, respectively
             Unrealized gains arising in period                                   51,362
             Reclassification adjustment - loss included in
                 net loss                                          (51,422)      (43,900)
                                                                 ---------     ---------

                   Net unrealized gain                             (51,422)        7,462
                                                                 ---------     ---------

      Comprehensive loss                                         $(863,763)    $(715,242)
                                                                 =========     =========

      Accumulated other comprehensive income represents the unrealized gain on marketable equity securities, net of tax effects of $0 in fiscal 2004.

NOTE 5 - MARKETABLE SECURITIES

      Proceeds on sales of marketable securities were $231,461 and $1,180,757 for the years ended June 30, 2005 and 2004, respectively. During fiscal 2005 and 2004, gross gains of $45,701 and $87,767, respectively, and gross losses of $0 and $44,626, respectively, were realized on these sales. Net unrealized gains on marketable securities were $51,422 at June 30, 2004. During fiscal 2004, no income taxes were provided on the unrealized gains due to the Company's net operating loss.

      Activities related to marketable securities in the accompanying statements of operations are reported in continuing operations for the year ended June 30, 2004 and in discontinued operations for the year ended June 30, 2005. There were no such activities subsequent to January 13, 2005.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 6 - INCOME TAXES

      Temporary differences which give rise to deferred taxes are summarized as follows:

                                                                      2005            2004
                                                                  -----------     -----------
      Deferred tax assets
          Net operating,  capital and other loss carryforwards    $ 3,385,300     $ 3,029,000
          Provision for bad debts and impairment of
              furniture and equipment                                                 108,000
          Depreciation                                                                 40,000
          Deferred compensation                                                           300
          Other                                                        43,000          52,000
                                                                  -----------     -----------

                     Net deferred tax asset before
                         valuation allowance                        3,428,300       3,229,300

      Valuation allowance                                          (3,428,300)     (3,229,300)
                                                                  -----------     -----------

                     Net deferred tax asset                       $        --     $        --
                                                                  ===========     ===========

      The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

      The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                            2005        2004
                                                         ---------   ---------

            Benefit at statutory rate                    $(201,815)  $(245,719)
            State and local benefit, net of Federal tax    (46,973)    (39,729)
            Nondeductible expenses and other - net          49,788      24,176
            Increase in the valuation allowance            199,000     261,272
                                                         ---------   ---------

                                                         $      --   $      --
                                                         =========   =========

      At June 30, 2005, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $8,296,300, expiring from 2012 through 2025. Additionally, the Company has a net capital loss carryforward for Federal income tax reporting purposes at June 30, 2005 of approximately $815,600 which expires from 2006 through 2009. No income taxes were paid in the years ended June 30, 2005 and 2004.

      Under current tax law, the utilization of net operating losses will be restricted if significant changes in the Company's ownership were to occur. In addition, their use is limited to future earnings of the Company.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

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

            In connection with the sale of the Series A Exchangeable Preferred Stock, the Company issued warrants to the preferred holders to purchase an aggregate of 112,500 shares of common stock at a price per share of $5.26. The warrants expired on August 15, 2005.

      d.    Private Placements

            On May 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with ISO Investment Holdings, Inc. ("ISO"), whereby the Company issued 1,285,140 common shares, par value $.001 per share, to ISO at a price of $3.1125 per share or $4,000,000. In connection therewith, the Company issued a warrant to ISO to purchase 360,000 common shares at an exercise price of $4.045 per share, exercisable on or after May 10, 2000 and expiring on August 15, 2005. The exercise price and number of warrant shares were subject to adjustment in certain circumstances (stock split, dilutive issuances at less than market price, etc.).

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

            Pursuant to the Stock Purchase Agreement, ISO has one demand registration right commencing May 10, 2002 and unlimited incidental registration rights commencing immediately. In the case of a demand for registration by ISO, the Company shall not be required to file any such registration
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 7 (continued)

            statement unless the anticipated aggregate gross offering price is at least $2,000,000. The registration rights granted under the Stock Purchase Agreement terminated on May 10, 2004.

      e.    Treasury Stock

            On March 12, 2004, the Company extended its March 1998 purchase plan (the "Purchase Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Purchase Plan remained at an aggregate of 1,600,002 shares. The Purchase Plan expired on March 12, 2005. There were no purchases during the years ended June 30, 2005 and 2004. As of June 30, 2005, the Company had purchased an aggregate of 252,498 shares under the Purchase Plan for a total cost of $83,918.

      f.    Stock Option Plan

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

            Through June 30, 2004, directors who were not officers of the Company received annually, on the last trading day of June, stock options for 5,000 shares at an exercise price equal to the fair market value of the stock on the date of grant. In December 2002, the Plan was amended to increase the number of options granted to each non-employee director from options to purchase 5,000 shares to options to purchase 15,000 shares. No such options were granted on June 30, 2005.

            In accordance with the Plan, all unvested employee stock options vested as of the date of the sale of the ADR business on January 13, 2005. As the Company did not retain any employees subsequent to the sale, all employee options expired at the close of business on April 13, 2005 unless they were exercised prior thereto.

            The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2005 and 2004 are summarized as follows:

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 7 (continued)

                                                                   2005                     2004
                                                         -----------------------   -----------------------
                                                                       Weighted-                 Weighted-
                                                                        Average                   average
                                                                       exercise                  exercise
                                                           Shares        price       Shares       price
                                                         ----------    ---------   ----------    ---------
      Outstanding at beginning of year                    5,762,776      $0.49      5,309,106      $0.56
      Awards granted                                             --         --        745,000      $0.11
      Awards exercised                                   (1,480,000)     $0.04             --         --
      Awards canceled/forfeited                          (3,833,802)     $0.55       (291,330)     $0.91
                                                         ----------                ----------

      Outstanding at end of year                            448,974      $1.42      5,762,776      $0.49
                                                         ==========                ==========

      Options exercisable at year-end                       448,974      $1.42      4,042,776      $0.66
                                                         ==========                ==========

      Weighted-average fair value of options granted
          during the year                                                   --                     $0.08

      The following information applies to options outstanding and exercisable at June 30, 2005:

                                           Outstanding                    Exercisable
                                ---------------------------------   ------------------------
                                             Weighted-
                                              average   Weighted-                  Weighted-
                                             remaining  average                    average
                                  Number      life in   exercise      Number       exercise
      Range of exercise prices  outstanding    years     price      exercisable     price
      ------------------------  -----------  ---------  ---------   -----------    ---------
            $0.05 - $0.11         150,000      8.50       $0.08       150,000        $0.08
            $0.15 - $0.20          39,990      6.62       $0.18        39,990        $0.18
            $0.68 - $0.79          29,994      1.78       $0.70        29,994        $0.70
            $0.84 - $1.50          91,998      1.86       $1.03        91,998        $1.03
            $2.46 - $5.00         136,992      2.33       $3.66       136,992        $3.66
                                  -------                             -------

                                  448,974                             448,974
                                  =======                             =======

      Stock option awards are granted at prices equal to or above the closing bid price on the date of grant. No options were granted during the year ended June 30, 2005. For the year ended June 30, 2004, 230,000 options were granted at 10% above the closing bid price of $0.14 on the date of grant. During the year ended June 30, 2005, a total of 1,480,000 options were exercised by the Company's President, Chief Financial Officer and Director of Information Technology at exercise prices ranging from $0.042 to $0.046 per share. No options were exercised during the year ended June 30, 2004. As of June 30, 2005, 5,499,026 shares were available for granting of options under the Plan.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004: a dividend yield of zero; a risk-free interest rate of 2.82%; an expected term of 2.90 years; an expected stock price volatility of 150.06%; and a forfeiture rate of 15%.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 7 (continued)

      g.    Stock Warrants

            In April 2000, the Company entered into an agreement with a financial public relations firm whereby the Company granted warrants to purchase 20,000 shares of the Company's common stock. The warrants vested the earlier of six months from date of grant or upon termination of the agreement and were issued at a 25% premium to the market price of the common stock as of the date of grant. Once vested, the warrants were immediately exercisable. The warrants expired April 11, 2005. In August 2000, the Company terminated the agreement and no additional warrants in excess of the 20,000 warrants were granted.

      h.    Common Stock Reserved

            At June 30, 2005, the Company has reserved for issuance 6,420,500 shares of its common stock issuable pursuant to the Company's stock option plan and the exercise of warrants issued to consultants and investors. The warrants, which comprise 472,500 of such total, expired on August 15, 2005 without being exercised.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

      On January 13, 2005, the Company sold its ADR business to National Arbitration & Mediation, Inc., a company affiliated with the Company's chief executive officer, Roy Israel. See Note 2.

      Pursuant to the Asset Purchase Agreement, the Buyer agreed to contribute accounting services to the Company after the sale of the ADR business. The value of services performed from January 14, 2005 through June 30, 2005 was $12,750 and a charge in that amount has been imputed to general and administrative expenses in the accompanying statement of operations with an equivalent offset to additional paid-in capital. Subsequent to June 30, 2005, additional accounting services were provided by the Buyer to prepare the June 30, 2005 financial statements and related year-end SEC filings. Such amount approximates $17,500.

      Certain members of the board of directors performed services as hearing officers for the benefit of the Company. The related expenditures for these services for the years ended June 30, 2005 and 2004 were $25,176 and $38,050, respectively. Such amounts are included in the loss from operations of the discontinued business.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      In connection with the sale of the ADR business, the Buyer assumed the current and future commitments of the Company. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. To the extent that the Company was not released from its commitments, the Buyer has guaranteed any and all payments arising therefrom. As of June 30,
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 9 (continued)

            2005, the Company remained contingently liable for approximately $308,000 of payables and liabilities assumed by the Buyer but not paid as of that date.

            Rent expense amounted to $112,716 and $211,429 for the years ended June 30, 2005 and 2004, respectively, net of sublease income of $40,046 and $73,542 for the years ended June 30, 2005 and 2004, respectively. Such amounts are included in the loss from operations of the discontinued business.

NOTE 10 - EMPLOYEE RETIREMENT PLAN

      The Company had a 401(k) savings and retirement plan, whereby eligible employees may contribute up to 98% of their salaries subject to the maximum allowed under the Internal Revenue Code. Commencing in March 2004, the Company contributed 25% of each employee's contribution up to a maximum contribution by the employee of 12%, not to exceed 3% of the employee's compensation. Such amounts, which are included in the loss from operations of the discontinued business, were $12,739 and $9,885 in fiscal years 2005 and 2004, respectively. This 401(k) savings and retirement plan was transferred to the Buyer as of January 13, 2005.

NOTE 11 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      At June 30, 2005, the Company's financial instruments included cash and cash equivalents, accounts payable, accrued expenses and amount due to related party buyer. The fair values of these cash and cash equivalents, accounts payable, accrued expenses and amount due to related party buyer approximated carrying values because of the short-term nature of these instruments.

NOTE 12 - CREDIT CONCENTRATIONS

      Financial   instruments   that   potentially   subject   the   Company  to
      concentrations of credit risk consist principally of cash and cash equivalents.

      The Company's cash and cash equivalents at North Fork Bank consist primarily of demand deposits and a money market fund. As of June 30, 2005, such amounts on deposit were within the Federally insured limits. Additionally, the Company maintains other money market accounts at Merrill Lynch, Pierce, Fenner & Smith Inc. and Ameritrade Inc. Such institutions insure these balances against their financial failure. Additionally, SIPC (The Securities Investor Protection Corporation) protects securities in the account up to $500,000. As of June 30, 2005, the Company's cash and cash equivalents were within these insured limits.

      Through January 13, 2005, the Company sold its services principally to insurance companies and law firms. In fiscal years 2005 and 2004, no customer exceeded 10% of net revenues. The Company monitored exposure to credit losses and maintained allowances for anticipated losses considered necessary under the circumstances.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2005 and 2004

NOTE 13 - BOSTON STOCK EXCHANGE LISTING

      On February 2, 2005, the Company was informed by the Boston Stock Exchange ("BSE") that the Company's listing thereon would be suspended as of the close of trading that day. The suspension was due to the fact that the Company, after the sale of its sole operating business, was no longer in compliance with the BSE's requirements of $1,000,000 in total assets and $500,000 in shareholders' equity. The BSE agreed to provide a 90-day extension through May 2, 2005. As the Company was not able to regain compliance, the Company's stock was delisted from the BSE on May 2, 2005.

      The Company's common stock continues to be quoted on the OTC Bulletin Board under the stock symbol CLIK.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth the names, ages and positions of all directors and executive officers. A summary of the background and experience of each of these individuals is set forth after the table.

Name                           Age     Position
----                           ---     --------

Roy Israel                     45      Chief Executive Officer, President and
                                       Chairman of the Board of Directors

Kenneth G. Geraghty            54      Director

Randy Gerstenblatt             46      Director

Corey J. Gottlieb              42      Director

Willem F. Specht               44      Director

Patricia Giuliani-Rheaume      47      Vice President, Chief Financial Officer
                                       and Treasurer

            ROY ISRAEL has been our Chairman of the Board of Directors, Chief Executive Officer, and President since February 1994. Immediately prior to holding such positions, Mr. Israel was President, Director, and founder of National Arbitration & Mediation, Inc. ("NA&M"), a wholly-owned subsidiary of the Company until it merged with the Company in June 1999.

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

            WILLEM F. SPECHT was our Director of Information Technology since May 1998 and previously held the position of Systems Analyst with us since April 1995. Upon sale of the Company's sole operating business on January 13, 2005, Mr. Specht resigned his position as Director of Information Technology from the Company as the Company no longer retained any employees. Mr. Specht continues to serve as a member of the Board of Directors of the Company.

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

Audit Committee

      Prior to January 13, 2005, the Company maintained a separate Audit Committee. Since January 13, 2005, when the Company sold its sole operating business, the entire Board is responsible for this function. As such, under the definition of "independence" as set forth in NASDAQ Marketplace Rule 4350, we do not have a fully independent audit committee. As our common stock is traded via the Over-the-Counter Bulletin Board and is not listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee. In addition, Kenneth G. Geraghty has been designated as our audit committee financial expert. Mr. Geraghty is an executive officer of a company that is an affiliate of a holder of 13% of our stock and, as such, Mr. Geraghty may be considered an affiliate of our company and thereby deemed not to be independent. Mr. Geraghty disclaims beneficial ownership of such stock and the Board of Directors concluded that they believe Mr. Geraghty to be independent.

Compliance with Section 16(a) of the Exchange Act

      Based solely on our review of copies of Forms 3 and 4 received by us and representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2005, there was compliance with Section 16 (a) filing requirements applicable to our officers and directors.

Code of Ethics

      We have adopted a Code of Ethics for our Senior Financial Officers. Also, prior to January 14, 2005, a Code of Business Conduct and Ethics was in effect for our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: clickNsettle.com, Inc., 990 Stewart Avenue, First Floor, Garden City, NY 11530, attention: Patricia Giuliani-Rheaume, VP & CFO.

      As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

Nominating Committee

      As we are not required by federal securities laws to have a separate Nominating Committee, the entire Board is responsible for this function.

Compensation Committee

      We previously established a Compensation Committee, the members of which met the criteria for "independence" according to the standard set by NASDAQ for such committee members. However, since January 13, 2005 when the Company sold its sole operating business, there are no employees of the Company. Therefore, there is no longer a need for a Compensation Committee and it has been disbanded.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

            The following summarizes the aggregate compensation paid during fiscal year 2005 to our Chief Executive Officer and any officer who earned more than $100,000 in salary and bonus (the "Named Persons"). Such compensation, which represents the aggregate compensation paid for fiscal year 2005, reflects amounts for the period from July 1, 2004 through January 13, 2005, the date of the sale of the Company's sole operating business. No executive compensation was paid by the Company for periods subsequent to January 13, 2005. The value of services contributed by Mr. Israel subsequent to January 13, 2005 and through June 30, 2005 has neither been quantified nor imputed as it was deemed to be immaterial. See Note 8 to the consolidated financial statements.

                           Summary Compensation Table

                                         Annual                          Long Term
                                      Compensation                     Compensation
                                                                       ------------

                                                                        Securities
Name and                                                 Other Annual   Underlying      All Other
Principal Position      Year      Salary       Bonus     Compensation   Options (1)   Compensation
------------------      ----     --------     -------    ------------   -----------   ------------
Roy Israel,
President, Chief        2005     $157,530          --     $16,480(2)            --     $14,110(3)
Executive Officer
and Chairman of the     2004     $321,631          --     $22,907(2)       230,000     $14,110(3)
Board
                        2003     $302,288     $90,330     $22,196(2)     1,200,000     $14,110(3)

(1) Such option amounts have been restated to reflect the 1-for-3 reverse stock split of our common stock effectuated on August 20, 2001 and the 6-for-1 forward stock split of our common stock effectuated on December 22, 2003.

(2) Such amount represents tax gross ups for Mr. Israel for medical, life and disability payments.

(3) Such amount represents premium payments on life insurance policies for the named executive officer.

                       Options Granted in Last Fiscal Year

      There were no options granted to officers of the Company during the year ended June 30, 2005.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

(a)                                   (b)              (c)               (d)             (e)
                                                                          Number of
                                                                          Securities      Value of
                                                                          Underlying      Unexercised
                                                                          Unexercised     In-the-Money
                                                                          Options at      Options at
                                                                          FY-End (#)      FY-End ($)
                                      Shares Acquired  Value Realized     Exercisable/    Exercisable/
Name                                  On Exercise (#)  ($)                Unexercisable   Unexercisable
-------------------------------------------------------------------------------------------------------
Roy Israel,
President, Chief Executive Officer    1,200,000        43,504(1)               0/0             0/0
and Chairman of the Board

      (1) Mr. Israel exercised 600,000 options on January 12, 2005 at an exercise price of $0.0417 when the market price was $0.06. Mr. Israel also exercised 600,000 options on April 13, 2005 at an exercise price of $0.0458 when the market price was $0.10.

Employment Contracts and Termination of Employment and Change In Control Arrangements

      Roy Israel. In March 2002, we entered into an employment agreement with Mr. Israel effective as of July 1, 2002. Such employment agreement was assumed by the Buyer as part of the purchase of the ADR business from the Company. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately

$1,015,000, which represented three times his then current base salary. Although Mr. Israel remains as CEO and Chairman of the Board, he is not receiving any compensation from the Company for these services from January 14, 2005 forward. Moreover, as of January 14, 2005, the Company has no liability for current or future payments to Mr. Israel with respect to this contract.

            Prior to the sale of the ADR business, Mr. Israel's employment agreement provided for a current annual base salary of $338,316. Previously, however, in an effort to reduce expenses, as of July 14, 2004, Mr. Israel voluntarily reduced his salary by 15% to $287,569. Accordingly, for the period from July 1, 2004 through January 13, 2005, Mr. Israel's salary was $157,530. Pursuant to the agreement, he was entitled to an annual base salary increase equal to the greater of 6% or an amount which reflects the increase in the Urban Consumer Price Index, and an annual bonus based on the achievement of specified criteria with respect to revenues, cash flow and/or pretax income (loss). For the fiscal year ended June 30, 2005, Mr. Israel did not receive a bonus. In addition, the agreement provided, among other things, that we shall pay up to an aggregate of $15,000 per policy year for a key man life insurance policy in favor of us for $1,000,000 and life insurance in favor of the estate of Mr. Israel, a disability policy for coverage of 60% of his base salary (before the voluntary reduction), and an allowance for leasing an automobile (up to a monthly lease payment of $1,000.) If this agreement was terminated other than for cause or as a result of a change in duties, Mr. Israel was to be entitled to the greater of (i) his then current base salary (before the voluntary reduction) and severance bonus for the remainder of the employment term or (ii) three times his then current base salary (before the voluntary reduction) and severance bonus, to be paid over a one-year period. The severance bonus is 115% of the bonus paid for the full fiscal year immediately prior to termination. In addition, all unvested options shall immediately vest. If this agreement was terminated due to a change in control, Mr. Israel was to be entitled to the same severance package as previously described but to be paid in one lump sum. Mr. Israel's employment agreement with us was to expire June 30, 2007 and then automatically renew for one-year terms unless terminated at least 90 days prior to the end of an employment term by either party. If we were to give notice of non-renewal of the agreement or we did not enter into a new employment agreement with Mr. Israel, he was entitled to receive one year of his base salary (before the voluntary reduction) plus the severance bonus amount which was to be paid to Mr. Israel during the one-year period following the end of the employment term. The agreement also contained a one-year non-competition clause if the agreement was terminated or upon expiration. In the event of a breach of the agreement by us, the non-competition clause was to be null and void.

      Patricia Giuliani-Rheaume. Ms. Giuliani-Rheaume's employment agreement was assumed by the Buyer as part of the purchase of the ADR business from the Company. Although Ms. Giuliani-Rheaume remains as CFO, she is not receiving any compensation from the Company for these services from January 14, 2005 forward. The value of her accounting and reporting services, $10,500, for the period from January 14, 2005 through June 30, 2005, has been imputed as a charge to the statement of operations, with an equivalent offset to additional paid-in capital. Moreover, as of January 14, 2005, the Company has no liability for current or future payments to Ms. Giuliani-Rheaume with respect to this contract.

            Prior to the sale of the ADR business, pursuant to this agreement, her annual base salary was $155,000 and she was eligible for an annual bonus at the discretion of the Company's Chief Executive Officer, subject to the approval of the Compensation Committee of the Board of Directors. Previously, however, as of July 14, 2004, in an effort to reduce expenses, Ms. Giuliani-Rheaume voluntarily reduced her salary by 15% to $131,750. Accordingly, her salary for the period from July 1, 2004 through January 13, 2005 approximated $72,257. In addition, the agreement provided, among other things, that we were to pay for a life insurance policy of $250,000, full family health insurance, and a $400 a month allowance for leasing an automobile. The agreement also contained a one-year non-competition clause if the agreement was terminated for any reason or upon expiration. If the agreement was terminated without cause, Ms. Giuliani-Rheaume was to receive a payment of severance of an amount equal to six months of the base salary in effect at such time.

      Willem Specht. Upon the sale of the ADR business, Mr. Specht resigned his position as Director of Information Technology from the Company as the Company no longer retained any employees and accepted a position with the Buyer. Mr. Specht continues to serve as a member of the Board of Directors of the Company.

            Prior to the sale of the ADR business, pursuant to his employment agreement, Mr. Specht's salary and bonus were set at the discretion of the Chief Executive Officer, subject to the approval of the Compensation

Committee of the Board of Directors. Mr. Specht's annual base salary had been $131,250. Previously, however, as of July 14, 2004, in an effort to reduce expenses, Mr. Specht voluntarily reduced his salary by 15% to $111,563. Accordingly, his salary for the period from July 1, 2004 through January 13, 2005 approximated $61,183. Mr. Specht's employment was terminable at will.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of September 12, 2005, certain information with respect to the beneficial ownership of each class of our voting equity securities by each director and director nominee, beneficial owners of 5% or more of our common stock, the Named Persons and all our directors and executive officers as a group:(1)

                                                        Amount and Nature of
Name of Beneficial Owner(2)                            Beneficial Ownership(3)  Percent of Total
-----------------------------------------------        ----------------------   ----------------
Roy Israel(4)                                                 3,525,788               35.5%
President, Chief Executive Officer and Chairman
of the Board

Willem F. Specht                                                140,000                1.4%
Director

Corey J. Gottlieb (5)                                            54,998                  *
Director

Randy Gerstenblatt (6)                                           35,396                  *
Director

Kenneth G. Geraghty (7)                                       1,352,464               13.6%
Director

Patricia A. Giuliani-Rheaume                                    140,000                1.4%
Vice President, Chief Financial Officer and
Treasurer

ISO Investment Holdings, Inc.                                 1,322,464               13.3%

M. D. Sabbah (8)                                                585,000                5.9%

All Officers and Directors as a Group
(6 persons) (4)(5)(6)(7)                                      5,248,646               52.3%

----------
*Less than one percent (1%).

(1) Applicable percentage of ownership is based on 9,929,056 shares of our common stock, which were outstanding on September 12, 2005, plus, for each person or group, any securities that person or group has the right to acquire within sixty (60) days pursuant to options and warrants.

(2) The address for each beneficial owner is c/o clickNsettle.com, Inc., 990 Stewart Avenue, First Floor, Garden City, New York 11530.

(3) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3.

(4) Includes123,806 shares owned by Mr. Israel's wife, Carla Israel, the Secretary of our company. Mr. Israel disclaims beneficial ownership as to such securities.

(5) Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

(6) Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

(7) Includes options to purchase 30,000 shares of our common stock, which are vested and exercisable. The common shares are owned by ISO Investment Holdings, Inc. Mr. Geraghty disclaims beneficial ownership of these securities.

(8) This information was taken from an Amendment to Form 13D filed by M.D. Sabbah on June 2, 2000. We are not aware of any subsequent filings with the SEC after this date.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since our inception, there have not been any material transactions between us and any of our officers and directors, except as set forth herein. On January 13, 2005, the Company sold its ADR business to National Arbitration & Mediation, Inc., a company affiliated with the Company's CEO, Roy Israel. See Note 2 to the Financial Statements for additional details. Furthermore, pursuant to the Asset Purchase Agreement, the Buyer agreed to provide accounting services to the Company after the sale of the ADR business. The value of the services performed from January 14, 2005 through June 30, 2005 was $12,750 and is included in general and administrative expenses in the accompanying statement of operations. Subsequent to June 30, 2005, additional accounting services were contributed by the Buyer to prepare the June 30, 2005 financial statements and related year-end SEC filings. Such amount approximates $17,500. Additionally, certain former members of the board of directors performed services as hearing officers through their respective law firms for the benefit of the Company through January 13, 2005. The related expenditures for these services for the years ended June 30, 2005 and 2004 were $25,176 and $38,050, respectively. Carla Israel, who was our Sales Supervisor through January 13, 2005 and still remains the Secretary of the Company, is the wife of Roy Israel, our CEO. Her compensation from July 1, 2004 through January 13, 2005 was $37,869. She also received a car allowance (including insurance) of $4,282 from July 1, 2004 through January 13, 2005. Upon the sale of the ADR business, Ms. Israel no longer received any compensation from the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit
Number                            Description of Document
-------                           -----------------------

3.1(a)      Certificate of Incorporation, as amended (1)

3.1(d)      Certificate of Amendment of Certificate of Incorporation (5)

3.1(e)      Certificate of Amendment of Certificate of Incorporation, as amended
            (6)

3.1(f) Certificate of Amendment of Certificate of Incorporation, second amendment (7)

3.2         By-Laws of the Company, as amended (2)

4.1         Stock Purchase Agreement dated May 10, 2000 (4)

4.2         Stock Purchase Warrant dated May 10, 2000 (4)

4.3         Exchangeable Preferred Stock and Warrants Purchase Agreement (3)

10.1        1996 Stock Option Plan, amended and restated (2)

10.16       Asset Purchase Agreement dated October 18, 2004(8)

23.1        Consent of BP Audit Group, PLLC**

23.2        Consent of Grant Thornton LLC**

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

**          Filed herewith.

B. Reports on Form 8-K:

Form 8K and Form 8K-A were filed by the Company on June 30, 2005 and July 14, 2005, respectively, disclosing a change in the Company's auditors. See Item 8.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed or to be billed by our independent auditors, BP Audit Group, PLLC and Grant Thornton LLP, respectively, for the fiscal years ended June 30, 2005 and 2004:

                                                               FY 2005   FY 2004
                                                               -------   -------
Audit fees and quarterly reviews                               $38,000   $73,860
Financial information systems design and implementation fees
All other fees:
         Tax return preparation                                 10,000    19,640
         Audit related services
         Non-audit related services
                                                               -----------------
              Total Fees                                       $48,000   $93,500
                                                               -----------------

      The Board of Directors considered and determined that the services performed for "financial information systems design and implementation fees" and "all other fees" are compatible with maintaining the independence of the independent auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissable Non-Audit Services of Independent Auditor

      Prior to the sale of the ADR  business  on  January  13,  2005,  the Audit
Committee was responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor as outlined in its Audit Committee charter. Prior to engagement of the independent auditor for each year's audit, management or the independent auditor submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent auditor. Subsequent to the sale of the Company's sole operating business on January 13, 2005, the entire Board of Directors has been responsible for the Audit Committee functions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        clickNsettle.com, Inc.


Date: October 3, 2005                   By: /s/ Roy Israel
                                            -----------------------------
                                            Roy Israel, Chairman of the
                                            Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 3, 2005                   By: /s/ Roy Israel
                                            -----------------------------
                                            Roy Israel, Chairman of the
                                            Board, CEO and President


Date: October 3, 2005                   By: /s/ Patricia Giuliani-Rheaume
                                            -----------------------------
                                            Patricia Giuliani-Rheaume, Vice
                                            President, Chief Financial Officer
                                            and Treasurer


Date: October 3, 2005                   By: /s/ Kenneth G. Geraghty
                                            -----------------------------
                                            Kenneth G. Geraghty, Director


Date: October 3, 2005                   By: /s/ Randy Gerstenblatt
                                            -----------------------------
                                            Randy Gerstenblatt, Director


Date: October 3, 2005                   By: /s/ Corey J. Gottlieb
                                            -----------------------------
                                            Corey J. Gottlieb, Director


Date: October 3, 2005                   By: /s/ Willem F. Specht
                                            -----------------------------
                                            Willem F. Specht, Director