Form 10QSB
period 2005-09-30
CLICKNSETTLE COM INC
filed 2005-11-14
CIK 925741

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 10, 2005, 9,929,056 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

ITEM 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets at
              September 30, 2005 (unaudited)
              and June 30, 2005                                                3

             Consolidated Statements of Operations
              for the three month periods ended
              September 30, 2005 and 2004 (unaudited)                          4

             Consolidated Statements of Changes in
              Stockholders' Equity and Comprehensive
              Loss for the three month periods ended
              September 30, 2005 and 2004 (unaudited)                          5

             Consolidated Statements of Cash Flows
              for the three month periods ended
              September 30, 2005 and 2004 (unaudited)                          6

             Notes to Consolidated Financial Statements                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                       11

ITEM 3.   CONTROLS AND PROCEDURES                                             16

PART II.  OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K                         17

             Signatures                                                       19
                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,          June 30,
                                                                          2005                 2005
                                                                    -----------------    -----------------
                                                                                           (derived from
                                                                                         audited financial
                                                                                            statements)
                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents including $191,698 to be used
        to pay related party buyer                                  $         388,495    $         870,684
  Prepaid expenses and other current assets                                     9,592               26,588
                                                                    -----------------    -----------------

                                                                    $         398,087    $         897,272
                                                                    =================    =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $           1,633    $          11,655
  Due to related party buyer of discontinued operations                       191,698              620,798
  Accrued expenses and other liabilities                                       47,482               88,090
                                                                    -----------------    -----------------

     Total current liabilities                                                240,813              720,543
                                                                    -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
     0 shares issued
  Common stock - $.001 par value; 25,000,000 shares authorized;
     10,181,554 shares issued                                                  10,182               10,182
  Additional paid-in capital                                               10,199,757           10,179,757
  Accumulated deficit                                                      (9,968,747)          (9,929,292)
  Common stock in treasury at cost, 252,498 shares                            (83,918)             (83,918)
                                                                    -----------------    -----------------

     Total stockholders' equity                                               157,274              176,729
                                                                    -----------------    -----------------

                                                                    $         398,087    $         897,272
                                                                    =================    =================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three months ended September 30,
                                                                          2005                 2004*
                                                                    -----------------    -----------------
Net revenues                                                                       --                   --

General and administrative expenses                                 $          40,853                   --

Interest income, net                                                            1,398                   --
                                                                    -----------------    -----------------

            Loss from continuing operations                         $         (39,455)                  --

Discontinued operations
            Loss from operations of discontinued business,
                 including loss on disposal of $69,657                             --    $        (180,477)
                                                                    -----------------    -----------------

                          NET LOSS                                  $         (39,455)   $        (180,477)
                                                                    =================    =================

Net loss per common share - basic and diluted
           From continuing operations                               $           (0.00)   $              --
           From discontinued operations                                            --                (0.02)
                                                                    -----------------    -----------------
                          NET LOSS                                  $           (0.00)   $           (0.02)
                                                                    =================    =================

Weighted-average shares outstanding - basic and diluted                     9,929,056            8,449,056
                                                                    =================    =================

*Reclassified. See Note 2.

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
           Three Months Ended September 30, 2005 and 2004 (unaudited)

                                                                            Accumulated
                            Common stock      Additional                       other         Common         Total         Compre-
                       --------------------    paid-in      Accumulated    comprehensive    stock in    stockholders'     hensive
                         Shares     Amount     capital        deficit      income (loss)    treasury       equity          loss
                       -----------------------------------------------------------------------------------------------------------
Balances at
 July 1, 2004           8,701,554   $ 8,702   $10,104,325   ($9,116,951)   $      51,422    ($83,918)   $     963,580
Net loss                                                       (180,477)                                     (180,477)   $(180,477)
Change in unrealized
 gain on marketable
 securities                                                                      (51,422)                     (51,422)     (51,422)
                                                                                                                         ---------

Comprehensive loss                                                                                                       $(231,899)
                                                                                                                         =========
                       ----------------------------------------------------------------------------------------------
Balances at
 September 30, 2004     8,701,554   $ 8,702   $10,104,325   $(9,297,428)   $          --    $(83,918)   $     731,681
                       ==============================================================================================

Balances at
 July 1, 2005          10,181,554    10,182    10,179,757    (9,929,292)                     (83,918)         176,729
Imputed contribution
 to capital for
 accounting services
 provided by Buyer                                 20,000                                                      20,000
Net loss                                                        (39,455)                                      (39,455)   $ (39,455)

                                                                                                                         ---------
Comprehensive loss                                                                                                       $ (39,455)
                                                                                                                         =========
                       ----------------------------------------------------------------------------------------------
Balances at
 September 30, 2005    10,181,554    10,182    10,199,757    (9,968,747)              --     (83,918)         157,274
                       ==============================================================================================

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        Three months ended September 30,

                                                                          2005                 2004*
                                                                    -----------------    -----------------
Cash flows from operating activities
   Net loss                                                         $         (39,455)   $        (180,477)
   Adjustments to reconcile net loss to net cash used in
    operating activities
      Imputed contribution to capital for accounting services
       provided by Buyer                                                       20,000
      Increase in assets and liabilities of discontinued
       operations, net                                                                              84,956
      Changes in operating assets and liabilities
         Decrease in prepaid expenses and other current assets                 16,996
         Decrease in amount due to related party buyer of
          discontinued operations                                            (429,100)
         Decrease in accounts payable, accrued expenses
          and other liabilities                                               (50,630)
                                                                    -----------------    -----------------
      Net cash used in operating activities                                  (482,189)             (95,521)
                                                                    -----------------    -----------------

Cash flows from investing activities
   Net cash provided by investing activities of
    discontinued operations                                                        --              331,470
                                                                    -----------------    -----------------
       Net cash provided by investing activities                                   --              331,470
                                                                    -----------------    -----------------

Cash flows from financing activities
                                                                    -----------------    -----------------
       Net cash used in financing activities                                       --                   --
                                                                    -----------------    -----------------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (482,189)             235,949

Cash and cash equivalents at beginning of period                              870,684              730,869

                                                                    -----------------    -----------------
Cash and cash equivalents at end of period                          $         388,495    $         966,818
                                                                    =================    =================

*Reclassifed. See Note 2.

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Three months ended September 30, 2005
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations for the three month periods ended
September 30, 2005 and 2004 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2005 consolidated financial statements.

As a result of continued losses, the use of cash to operate as a publicly-held shell company and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business (see Note 2), there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

2.  In  July  2004,  the  Board  of  Directors   decided  to  explore  strategic
alternatives for the Company in an effort to protect shareholder value.

On October 18, 2004, the Company entered into a definitive asset purchase agreement with National Arbitration and Mediation, Inc. (the "Buyer"), a company affiliated with the Company's Chief Executive Officer, Roy Israel. The agreement provided that the Buyer would acquire the assets of the Company's dispute resolution business (the "ADR business") and assume all current and future liabilities and commitments of the ADR business. The agreement also provided that a minimum of $200,000 in cash was to remain with the Company before giving affect to transaction costs. A portion of this cash has been utilized by the Company to pay for the costs associated with the sale of the ADR business and the balance has been and will be used for continued public reporting obligations and potentially to acquire a new operating business or enter into a merger transaction.

The Board of Directors had received an opinion, dated October 15, 2004, from an unrelated party, Capitalink, L.C., that, as of that date, based upon and subject to the assumptions made, matters considered and limitations on its review as set forth in the opinion, the purchase consideration was fair, from a financial point of view, to the Company's unaffiliated stockholders.

On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the transaction. Immediately thereafter, the Company completed the sale of the ADR business. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $15,400 in total as of September 30, 2005). The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximated $350 in total as of September 30, 2005) until such time as the lessor issues a release of liability to the Company or the lease expires. Also, as of September 30, 2005, the Company remained contingently liable for additional payables and other items of approximately $272,600 assumed by the Buyer but not paid as of that date.

The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the three months ended September 30, 2004 include the following:

                                                              Three months ended September 30,
                                                                           2004
                                                              --------------------------------
Loss from operations of discontinued business                          ($110,820)

Loss from disposal: Transaction costs of sale                            (69,657)
                                                                       ---------

       Loss from discontinued operations                               ($180,477)
                                                                       =========

As the sale was not completed until January 13, 2005, the loss from disposal through September 30, 2004 included professional fees to an investment banking firm and legal fees related to services rendered in connection with the sale of the Company's ADR business.

The results from discontinued operations for the three months ended September 30, 2004 follow:

                                                                 Three months ended
                                                                 September 30, 2004
                                                                 ------------------
Net Revenues                                                           $ 770,394
                                                                       ---------

Operating costs and expenses
        Costs of services                                                166,736
        Sales and marketing expenses                                     253,597
        General and administrative expenses                              508,964
        Loss on impairment of furniture and equipment                      1,066
                                                                       ---------
                                                                         930,363
                                                                       ---------
             Loss from operations                                       (159,969)
                                                                       ---------
Other Income
        Investment income                                                 45,701
        Interest and dividends                                             2,935
        Other income                                                         513
                                                                       ---------
                                                                          49,149
                                                                       ---------

             Loss from operations of discontinued business             $(110,820)
                                                                       =========

Pursuant to the asset purchase agreement, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. This amount was determined based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, all of the cash balances have yet to be transferred as of September 30, 2005. As a result, the accompanying balance sheet shows cash and cash equivalents of $388,495. However, as of September 30, 2005, the Company has a balance due to the Buyer in the amount of $191,698. This amount includes interest due from the Company to the Buyer on the unpaid balance. The interest rate charged is equal to the interest rate earned on invested balances. The interest charge for the three months ended September 30, 2005 and 2004 was $2,155 and $0, respectively. As of September 30, 2005, the total accrued interest charges were $6,284, all of which was accrued and unpaid. A portion of the total balance due to the Buyer, in the amount of $50,000, was transferred to the Buyer in November 2005.

The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the three months ended September 30, 2004, the Company incurred $69,657 of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

The prior period financial statements have been reclassified to show the assets, liabilities and results of operations as discontinued operations.

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 448,990 and 6,090,290, at September 30, 2005 and 2004, respectively, would be antidilutive as the Company incurred net losses for the three month periods ended September 30, 2005 and 2004.

4. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

                                                                       Three months ended September 30,
                                                                          2005                 2004
                                                                    -----------------    -----------------
Net loss, as reported                                               $         (39,455)   $        (180,477)
Deduct: Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects                                                         --              (12,993)
                                                                    -----------------    -----------------

Proforma net loss                                                   $         (39,455)   $        (193,470)
                                                                    -----------------    -----------------

Net loss per common share:
   Basic and diluted - as reported                                  $           (0.00)   $           (0.02)
   Basic and diluted - pro forma                                    $           (0.00)   $           (0.02)

During the three-month periods ended September 30, 2005 and 2004, the Company did not grant any options and no options were exercised during such three-month periods, respectively.

5. In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (R), "Share-based Payment" ("SFAS No. 123R"). SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123
(R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) is effective for public entities that file as small business issuers as of the beginning of the annual reporting period that begins after December 31, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal year 2007. The adoption of this statement is not expected to have a material impact on the financial statements of the Company

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

We do Not have an Operating Business and if the Company Acquires a New Business, the Shareholders Shall Suffer Significant Dilution

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

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

      We have incurred operating losses during the last nine years and through September 30, 2005. Going forward, if we do not acquire another operating business, there will be no future revenues being generated. However, the Company will continue to incur costs for continued public reporting obligations. Also, it is likely that in order to acquire a new operating business or to enter into a merger transaction, costs will be incurred. There can be no assurances that the cash on hand will be sufficient to cover such costs. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

      The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, the use of cash to operate as a publicly-held shell company and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a new operating business, there is substantial doubt about the Company's ability to continue as a going concern.

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,056 shares of common stock outstanding as of November 10, 2005. Of that number, Mr. Israel, our CEO, beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

                             RESULTS OF OPERATIONS

Overview

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

Acquisition of a Business

      With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Typically, in these transactions, which are commonly called reverse acquisitions, voting control of the merged company changes from the stockholders of the pre-existing public company to those of the target company. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders immediately preceding the transaction.

First Quarter Ended September 30, 2005 Compared to First Quarter Ended September 30, 2004

      The Company sold its sole operating business, ADR services, on January 13, 2005. Since that time, the Company has not had an operating business. The financial statements for the quarter ended September 30, 2004 have been reclassified to show the results of operations as discontinued operations. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

      Loss from continuing operations. The loss from continuing operations was $39,455 for the three months ended September 30, 2005 versus $0 for the three months ended September 30, 2004. The Company sold its sole operating business on January 13, 2005. Loss from continuing operations primarily reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations subsequent to the sale of its operating business. Such expenses include insurance, audit fees and legal costs. Continuing operations in fiscal year 2006 also reflects the cost of accounting services that were contributed by the Buyer pursuant to the asset purchase agreement. Such services, valued at $20,000, were performed from July 1, 2005 through September 30, 2005 and included the preparation of the June 30, 2005 financial statements and related year-end SEC filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. There was no loss from continuing operations in the three months ended September 30, 2004 as the results of operations for that period have been reclassified as discontinued operations.

      Loss from discontinued operations. Loss from discontinued operations was $0 for the three months ended September 30, 2005 versus $180,477 for the three months ended September 30, 2004. The loss for the three months ended September 30, 2004 includes transaction costs incurred to affect the sale. The transaction costs incurred through September 30, 2004 were $69,657 and included professional fees to an investment banking firm and legal fees related to services rendered in connection with the sale of the Company's ADR business. The loss from operations of the discontinued business for the three months ended September 30, 2004 was $110,820 and includes net revenues and net expenses of $770,394 and $930,363 respectively. Offsetting this loss was gains on sales of investments of $45,701 as the Company sold its entire portfolio of marketable securities during the first quarter of fiscal year 2005. Additionally, during the first half of the 2005 fiscal year, the Company had been exploring strategic alternatives to preserve shareholder value. In furthering that goal, the Company had instituted cost cutting measures with respect to salaries and related costs (including a 15% salary reduction for employees earning more than $100,000 per annum), travel and entertainment, advertising, auto expenses and legal fees. Furthermore, during the three months ended September 30, 2004, the Company recorded no depreciation expense as the Company had recorded a loss from impairment on its furniture and fixtures at the end of the prior fiscal year.

      Income Taxes. Tax benefits resulting from net losses incurred for the three months ended September 30, 2005 and 2004 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods.

      Net Loss. For the three months ended September 30, 2005, we had a net loss of $39,455 as compared to a net loss of $180,477 for the three months ended September 30, 2004. The loss decreased as the Company is no longer operating the ADR business which had not been profitable in the prior quarterly period.
Additionally, the loss in the three months ended September 30, 2004 included $69,657 of transaction costs incurred in connection with the sale of the ADR business.

Liquidity and Capital Resources

      At September 30, 2005, the Company had a working capital surplus of $157,274 as compared to $176,729 at June 30, 2005. The decrease in working capital occurred primarily as a result of the net loss. The Company has no operating business.

      Net cash used in operating activities was $482,189 for the three months ended September 30, 2005 versus $95,521 for the three months ended September 30, 2004. Cash used in operating activities (including discontinued operations) principally increased as the Company paid down a large portion of the amount due to the Buyer of the ADR operations during August 2005.

      Net cash provided by investing activities was $0 for the three months ended September 30, 2005 versus $331,470 for the three months ended September 30, 2004. The change in cash from investing activities was principally due to the fact that during the first quarter of fiscal year 2005, the Company sold its marketable securities and its certificates of deposit matured, the proceeds of which were invested primarily in money market funds.

      On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the sale of the ADR business and such sale was immediately consummated thereafter. In connection therewith, the Buyer assumed the current and future commitments of the Company. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $15,400 in total as of September 30, 2005). The Buyer has assumed the remaining payments due on the lease of a postage meter (which approximated $350 in total as of September 30, 2005) until such time as the lessor issues a release of liability to the Company or the lease expires. Also, as of September 30, 2005, the Company remained contingently liable for additional payables and other items of approximately $272,600 assumed by the Buyer but not paid as of that date.

      Pursuant to the asset purchase agreement, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. This amount was determined based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. A portion of this cash has been utilized by the Company to pay for the costs associated with the sale of the ADR business and the balance has been and will be used for continued public reporting obligations and potentially to acquire a new operating business or enter into a merger transaction. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, all of the cash balances have yet to be transferred as of September 30, 2005. As a result, the accompanying balance sheet shows cash and cash equivalents of $388,495. However, as of September 30, 2005, the Company has a balance due to the Buyer in the amount of $191,698. This amount includes interest due from the Company to the Buyer on the unpaid balance. The interest rate charged is equal to the interest rate earned on invested balances. The interest charge for the three months ended September 30, 2005 and 2004 was $2,155 and $0, respectively. As of September 30, 2005, the total accrued interest charges were $6,284, all of which was accrued and unpaid. A portion of the total balance due to the Buyer, in the amount of $50,000, was transferred to the Buyer in November 2005.

      The  costs  of the  transaction,  which  have  been  paid by the  Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the three months ended September 30, 2004, the Company incurred $69,657 of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations.

      Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

      As a result of continued losses, the use of cash to operate as a publicly-held shell company and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a new operating business, there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

                      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            Not applicable.

Item 2.     Changes in Securities and Use of Proceeds

            Not applicable.

Item 3.     Defaults upon Senior Securities

            Not applicable.

Item 4.     Submission of matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other information.

            Not applicable.

Item 6.     Exhibits and Reports on form 8-K.

            (a) Exhibits.

Exhibit
Number                Description of Document
-------               -----------------------

3.1(a)      Certificate of Incorporation, as amended(1)
3.1(d)      Certificate of Amendment of Certificate of Incorporation(3)
3.1(e)      Certificate of Amendment of Certificate of Incorporation, as amended
            (4)
3.1(f)      Certificate of Amendment of Certificate of Incorporation, second amendment(5)
3.2         By-Laws of the Company, as amended(2)
10.1        1996 Stock Option Plan, amended and restated(2)
31.1        Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2        Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1        Section 1350 Certification (CEO)**
32.2        Section 1350 Certification (CFO)**

______________

(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

(2) Incorporated herein in its entirety by reference to the Company's 1998 Annual Report on Form 10-KSB.

(3) Incorporated herein in its entirety by reference to the Company's Form 8-K filed on June 21, 2000.

(4) Incorporated herein in its entirety by reference to the Company's 2001 Annual Report on Form 10-KSB.

(5) Incorporated herein in its entirety by reference to the Company's 2004 Annual Report on Form 10-KSB.

**          Filed herewith.

B. Reports on Form 8-K:
None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     clickNsettle.com, Inc.


Date:  November 10, 2005             By: /s/ Roy Israel
                                         --------------
                                     Roy Israel, Chairman of the
                                     Board, CEO and President


Date:  November 10, 2005             By: /s/ Patricia Giuliani-Rheaume
                                         -----------------------------
                                     Patricia Giuliani-Rheaume, Vice President,
                                     Chief Financial Officer and Treasurer