Form 10QSB
period 2005-12-31
CLICKNSETTLE COM INC
filed 2006-02-10
CIK 925741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 0-21419

clickNsettle.com, Inc.
(Name of Small Business Issuer as Specified in Its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(IRS EmployerIdentification No.)

990 Stewart Avenue, First Floor
GARDEN CITY, NEW YORK 11530
 (Address of Principal Executive Offices)

(516) 794-8950
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 9, 2006, 9,929,056 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

CLICKNSETTLE.COM, INC.
INDEX

PART I. FINANCIAL INFORMATION	Page

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2005 (unaudited) and June 30, 2005	3

Consolidated Statements of Operations for the three and six month periods ended December 31, 2005 and 2004 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the six month periods ended December 31, 2005 and 2004 (unaudited)	5

Consolidated Statements of Cash Flows for the six month periods ended December 31, 2005 and 2004 (unaudited)	6

Notes to Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

clickNsettle.com, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
		(derived from
		audited financial
		statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents including amount to pay related party
buyer of $5,907 and $620,798, respectively	$153,124	$870,684
Prepaid expenses and other current assets	21,792	26,588

	$174,916	$897,272

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$11,655
Due to related party buyer of discontinued operations	5,907	620,798
Accrued expenses and other liabilities	27,460	88,090

Total current liabilities	33,367	720,543

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 5,000,000 shares authorized;
0 shares issued
Common stock - $.001 par value; 25,000,000 shares authorized;
10,181,554 shares issued	10,182	10,182
Additional paid-in capital	10,204,757	10,179,757
Accumulated deficit	(9,989,472)	(9,929,292)
Common stock in treasury at cost, 252,498 shares	(83,918)	(83,918)

Total stockholders' equity	141,549	176,729

	$174,916	$897,272

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2005	2004*	2005	2004*

Net revenues	-	-	-	-

General and administrative expenses	$21,924	-	$62,777	$-

Interest income, net	1,199	-	2,597	-

Loss from continuing operations	$(20,725)	-	$(60,180)	-

Discontinued operations
Loss from operations of discontinued business, including
loss on disposal of $36,714 and $106,371, respectively	-	$(59,095)		$(239,572)

NET LOSS	$(20,725)	$(59,095)	$(60,180)	$(239,572)

Net loss per common share - basic and diluted
From continuing operations	$(0.00)	$-	$(0.01)	$-
From discontinued operations	-	(0.01)	-	(0.03)
NET LOSS	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted-average shares outstanding - basic and diluted	9,929,056	8,449,056	9,929,056	8,449,056

*Reclassified. See Note 2.

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Six Months Ended December 31, 2005 and 2004 (unaudited)

					Accumulated
			Additional		other	Common	Total	Compre-
	Common stock		paid-in	Accumulated	comprehensive	stock in	stockholders'	hensive
	Shares	Amount	capital	deficit	income (loss)	treasury	equity	loss
Balances at July 1, 2004	8,701,554	$8,702	$10,104,325	($9,116,951)	$51,422	($83,918)	$963,580
Net loss				(239,572)			(239,572)	$(239,572)
Change in unrealized gain on marketable securities					(51,422)		(51,422)	(51,422)

Comprehensive loss								$(290,994)

Balances at December 31, 2004	8,701,554	$8,702	$10,104,325	$(9,356,523)	$-	$(83,918)	$672,586

Balances at July 1, 2005	10,181,554	$10,182	$10,179,757	$(9,929,292)		$(83,918)	$176,729
Imputed contribution to capital for accounting services provided by Buyer			25,000				25,000
Net loss				(60,180)			(60,180)	$(60,180)

Comprehensive loss								$(60,180)

Balances at December 31, 2005	10,181,554	$10,182	$10,204,757	$(9,989,472)	$-	$(83,918)	$141,549

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Six months ended December 31,

	2005	2004*

Cash flows from operating activities
Net loss	$(60,180)	$(239,572)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed contribution to capital for accounting services provided by Buyer	25,000
Increase in assets and liabilities of discontinued operations, net		9,504
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	4,796
Decrease in amount due to related party buyer of discontinued operations	(614,891)
Decrease in accounts payable, accrued expenses and other liabilities	(72,285)
Net cash used in operating activities	(717,560)	(230,068)

Cash flows from investing activities
Net cash provided by investing activities of discontinued operations	-	531,470
Net cash provided by investing activities	-	531,470

Cash flows from financing activities
Net cash used in financing activities	-	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(717,560)	301,402

Cash and cash equivalents at beginning of period	870,684	730,869

Cash and cash equivalents at end of period	$153,124	$1,032,271

*Reclassifed. See Note 2.

The accompanying notes are an integral part of these statements.

CLICKNSETTLE.COM, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements
Six months ended December 31, 2005
 (Unaudited)

1. The consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations for the three and six month periods ended December 31, 2005 and 2004 have been prepared by clickNsettle.com, Inc., including the accounts of its wholly-owned subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial statements as of December 31, 2005 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2005 consolidated financial statements.

As a result of continued losses, the use of cash to operate as a publicly-held shell company and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business (see Note 2), there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

2. On January 13, 2005, at the annual meeting of shareholders, the Company’s shareholders approved the sale of the assets of the Company’s dispute resolution business (the “ADR business”) and the assumption of all current and future liabilities and commitments of the ADR business to National Arbitration and Mediation, Inc. (the “Buyer”), a company owned by the Company’s Chief Executive Officer, Roy Israel. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company’s automobile lease (which approximated $11,000 in total as of December 31, 2005). Also, as of December 31, 2005, the Company remained contingently liable for additional payables and other items of approximately $265,200, assumed by the Buyer but not paid as of that date.

The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the three and six months ended December 31, 2004 includes the following:

	Three months	Six months
	Ended 12/31/04	Ended 12/31/04
Loss from operations of discontinued business	($22,381)	($133,201)
Loss from disposal: Transaction costs of sale	(36,714)	(106,371)
Loss from discontinued operations	($59,095)	($239,572)

The results from discontinued operations for the three and six months ended December 31, 2004 follow:

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net Revenues	$978,527	$1,748,921

Operating costs and expenses
Costs of services	216,125	382,861
Sales and marketing expenses	308,479	562,076
General and administrative expenses	464,473	973,437
Loss on impairment of furniture and equipment	14,819	15,885
	1,003,896	1,934,259
Loss from operations	(25,369)	(185,338)
Other Income
Investment income		45,701
Interest and dividends	2,466	5,401
Other income	522	1,035
	2,988	52,137

Loss from operations of discontinued business	$(22,381)	$(133,201)

Pursuant to the asset purchase agreement, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. This amount was determined based upon the Company’s financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. The liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005 while the cash balances were transferred thereafter. As such, the Company incurred interest expense on the unpaid balance. The interest rate charged was equal to the interest rate earned on invested balances. The interest charge for the three and six months ended December 31, 2005 was $1,095 and $3,250 respectively. There were no similar charges in the prior year periods. The cash balances were substantially transferred from the Company to the Buyer during the period from August 2005 through December 2005. As of December 31, 2005, the Company had a balance due to the Buyer (including accrued but unpaid interest charges) in the amount of $5,907.

The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the three and six months ended December 31, 2004, the Company incurred $36,714 and $106,371, respectively, of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations.

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

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 448,990 and 5,924,888, at December 31, 2005 and 2004, respectively, would be antidilutive as the Company incurred net losses for the three and six month periods ended December 31, 2005 and 2004.

4. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

	Three months ended December 31,
	2005	2004
Net loss, as reported	$(20,725)	$(59,095)
Deduct: Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects	-	(12,993)

Proforma net loss	$(20,725)	$(72,088)

Net loss per common share:
Basic and diluted - as reported	$(0.00)	$(0.01)
Basic and diluted - pro forma	$(0.00)	$(0.01)

	Six months ended December 31,
	2005	2004
Net loss, as reported	$(60,180)	$(239,572)
Deduct: Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects	-	(25,986)

Proforma net loss	$(60,180)	$(265,558)

Net loss per common share:
Basic and diluted - as reported	$(0.01)	$(0.03)
Basic and diluted - pro forma	$(0.01)	$(0.03)

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense cost is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. As of January 13, 2005, upon the sale of the Company’s operating business, in accordance with the Company’s Incentive and Nonqualified Stock Option Plan (the “Stock Plan”), all outstanding unvested employee stock options vested as of that date. As the Company did not retain any employees subsequent to the sale, all employee options expired at the close of business on April 13, 2005 unless they were exercised prior thereto.

During the three and six month periods ended December 31, 2005 and 2004, the Company did not grant any options and no options were exercised during such three and six month periods, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (R), “Share-based Payment” (“SFAS No. 123R”). SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) is effective for public entities that file as small business issuers as of the beginning of the annual reporting period that begins after December 31, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal year 2007. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

5. The components of comprehensive loss are as follows:

	Three months ended December 31,
	2005	2004
Net loss	$(20,725)	$(59,095)
Change in unrealized gain (loss)
on marketable securities

Comprehensive loss	$(20,725)	$(59,095)

	Six months ended December 31,
	2005	2004
Net loss	$(60,180)	$(239,572)
Change in unrealized gain (loss)
on marketable securities
Reclassification adjustment - loss
included in net loss		(51,422)

Comprehensive loss	$(60,180)	$(290,994)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

From time to time, including in this quarterly report on Form 10-QSB, clickNsettle.com, Inc. (the “Company” or “we”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.

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

We do Not have an Operating Business and if the Company Acquires a New Business, the Shareholders Shall Suffer Significant Dilution

On January 13, 2005, the Company sold its ADR business. The Company is searching for an operating entity to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. Also, the cash retained by the Company may not be sufficient to pay for the costs associated with continued public reporting obligations and to acquire a new operating business or to enter into a merger transaction. In addition, if the Company does acquire a new operating business or enters into a merger transaction, it is expected that such transaction will be accomplished by the issuance of stock of the Company, resulting in significant dilution to the current stockholders.

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

We have incurred operating losses during the last nine years and through December 31, 2005. Going forward, if we do not acquire another operating business, there will be no future revenues being generated. However, the Company will continue to incur costs for continued public reporting obligations. Also, it is likely that in order to acquire a new operating business or to enter into a merger transaction, costs will be incurred. There can be no assurances that the cash on hand will be sufficient to cover such costs. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, the use of cash to operate as a publicly-held shell company and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a new operating business, there is substantial doubt about the Company’s ability to continue as a going concern.

Our Current Stockholders Have the Ability to Exert Significant Control

Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,056 shares of common stock outstanding as of February 9, 2006. Of that number, Mr. Israel, our CEO, beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

Selection of a Business

The Company is now considering business opportunities to combine with that might create value for our stockholders. We have no day-to-day operations at the present time. The officers and directors of the Company devote limited time and attention to the affairs of the Company. The Company may have to wait some time before consummating a suitable transaction. The Company does not intend to restrict its consideration to any particular business or industry segment.

However, due to the Company’s limited financial resources, the scope and number of suitable candidate business ventures available is limited. The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of its products or marketing concepts, the merits of its technology and numerous other factors. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, the Company may incur risk due to the failure of the target’s management to be effective or the failure to establish a market for the target’s products or services or the failure to realize profits.

Acquisition of a Business

With respect to any transaction, negotiations with target company management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any transaction. Typically, in these transactions, which are commonly called reverse acquisitions, voting control of the merged company changes from the stockholders of the pre-existing public company to those of the target company. Any transaction effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s stockholders immediately preceding the transaction.

Second Quarter Ended December 31, 2005 Compared to Second Quarter Ended December 31, 2004

The Company sold its sole operating business, ADR services, on January 13, 2005. Since that time, the Company has not had an operating business. The financial statements for the quarter ended December 31, 2004 have been reclassified to show the results of operations as discontinued operations. Currently, the Company is actively searching for a new operating business to combine with. There can be no assurances that any such transaction will be consummated.

Loss from continuing operations. The loss from continuing operations was $20,725 for the three months ended December 31, 2005 versus $0 for the three months ended December 31, 2004. Loss from continuing operations primarily reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations subsequent to the sale of its operating business. Such expenses include insurance, audit and legal fees and the cost of an advertisement to publicize the availability of the Company’s publicly traded shell. Continuing operations in fiscal year 2006 also reflects the cost of accounting services that were contributed by the Buyer pursuant to the asset purchase agreement. Such services, valued at $5,000, were performed from October 1, 2005 through December 31, 2005 and included the preparation of the September 30, 2005 quarterly financial statements and related SEC filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. There was no loss from continuing operations in the three months ended December 31, 2004 as the results of operations for that period have been reclassified as discontinued operations.

Loss from discontinued operations. Loss from discontinued operations was $0 for the three months ended December 31, 2005 versus $59,095 for the three months ended December 31, 2004. The loss for the three months ended December 31, 2004 includes transaction costs incurred to affect the sale. The transaction costs incurred during the quarter ended December 31, 2004 were $36,714 and included accounting, tax advice and legal fees related to services rendered in connection with the sale of the Company’s ADR business. The loss from operations of the discontinued business for the three months ended December 31, 2004 was $22,381 and includes net revenues and net expenses of $978,527 and $1,003,896, respectively. Offsetting this loss was interest, dividends and other income of $2,988. Additionally, during the first half of the 2005 fiscal year, the Company had been exploring strategic alternatives to preserve shareholder value. Furthermore, during the three months ended December 31, 2004, the Company recorded no depreciation expense as the Company had recorded a loss from impairment on its furniture and fixtures at the end of the prior fiscal year.

  Income Taxes. Tax benefits resulting from net losses incurred for the three months ended December 31, 2005 and 2004 were not recognized as the Company’s annual effective tax rate for each of these interim periods was estimated to be 0%.

  Net Loss. For the three months ended December 31, 2005, we had a net loss of $20,725 as compared to a net loss of $59,095 for the three months ended December 31, 2004. The loss decreased as the Company is no longer operating the ADR business which had not been profitable in the prior quarterly period. Additionally, the loss in the three months ended December 31, 2004 included $36,714 of transaction costs incurred in connection with the sale of the ADR business.

Six months Ended December 31, 2005 Compared to Six months Ended December 31, 2004

Loss from continuing operations. The loss from continuing operations was $60,180 for the six months ended December 31, 2005 versus $0 for the six months ended December 31, 2004. Loss from continuing operations primarily reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations subsequent to the sale of its operating business. Such expenses include insurance, audit and legal fees and the cost of an advertisement to publicize the availability of the Company’s publicly traded shell. Continuing operations in fiscal year 2006 also reflects the cost of accounting services that were contributed by the Buyer pursuant to the asset purchase agreement. Such services, valued at $25,000, were performed from July 1, 2005 through December 31, 2005 and included the preparation of the June 30, 2005 annual financial statements and the September 30, 2005 quarterly financial statements and related SEC filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. There was no loss from continuing operations in the six months ended December 31, 2004 as the results of operations for that period have been reclassified as discontinued operations.

Loss from discontinued operations. Loss from discontinued operations was $0 for the six months ended December 31, 2005 versus $239,572 for the six months ended December 31, 2004. The loss for the six months ended December 31, 2004 includes transaction costs incurred to affect the sale. The transaction costs incurred during the six months ended December 31, 2004 were $106,371 and included professional fees to an investment banking firm and accounting, tax advice and legal fees related to services rendered in connection with the sale of the Company’s ADR business. The loss from operations of the discontinued business for the six months ended December 31, 2004 was $133,201 and includes net revenues and net expenses of $1,748,921 and $1,934,259, respectively. Offsetting this loss was gains on sales of investments of $45,701 as the Company sold its entire portfolio of marketable securities during the first quarter of fiscal year 2005 and interest, dividends and other income of $6,436. Additionally, during the first half of the 2005 fiscal year, the Company had been exploring strategic alternatives to preserve shareholder value. Furthermore, during the six months ended December 31, 2004, the Company recorded no depreciation expense as the Company had recorded a loss from impairment on its furniture and fixtures at the end of the prior fiscal year.

  Income Taxes. Tax benefits resulting from net losses incurred for the six months ended December 31, 2005 and 2004 were not recognized as the Company’s effective tax rate for each of these interim periods was estimated to be 0%.

  Net Loss. For the six months ended December 31, 2005, we had a net loss of $60,180 as compared to a net loss of $239,572 for the six months ended December 31, 2004. The loss decreased as the Company is no longer operating the ADR business which had not been profitable in the prior six-month period. Additionally, the loss in the six months ended December 31, 2004 included $106,371 of transaction costs incurred in connection with the sale of the ADR business.

Liquidity and Capital Resources

At December 31, 2005, the Company had a working capital surplus of $141,549 as compared to $176,729 at June 30, 2005. The decrease in working capital occurred primarily as a result of the net loss. The Company has no operating business.

Net cash used in operating activities was $717,560 for the six months ended December 31, 2005 versus $230,068 for the six months ended December 31, 2004. Cash used in operating activities (including discontinued operations) principally increased as the Company paid substantially all of the amount due the Buyer of the ADR operations during the period from August 2005 through December 2005.

Net cash provided by investing activities was $0 for the six months ended December 31, 2005 versus $531,470 for the six months ended December 31, 2004. The change in cash from investing activities was principally due to the fact that during the first half of fiscal year 2005, the Company sold its marketable securities and its certificates of deposit matured, the proceeds of which were invested primarily in money market funds.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

As a result of continued losses, the use of cash to operate as a publicly-held shell company and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a new operating business, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

   CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of this quarterly report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures within 90 days prior to the filing of this quarterly report and have concluded that they are effective. There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the last date they were reviewed by our CEO and CFO.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 2.	Changes in Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Submission of matters to a Vote of Security Holders
Not applicable.

Item 5.	Other information.
Not applicable.

Item 6.	Exhibits and Reports on form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document

3.1 (a)	Certificate of Incorporation, as amended (1)
3.1 (d)	Certificate of Amendment of Certificate of Incorporation (3)
3.1 (e)	Certificate of Amendment of Certificate of Incorporation, as amended (4)
3.1 (f)	Certificate of Amendment of Certificate of Incorporation, second amendment (5)
3.2	By-Laws of the Company, as amended (2)
10.1	1996 Stock Option Plan, amended and restated (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1	Section 1350 Certification (CEO)**
32.2	Section 1350 Certification (CFO)**

_______

(1)
Incorporated herein in its entirety by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

(2)	Incorporated herein in its entirety by reference to the Company’s 1998 Annual Report on Form 10-KSB.

(3)	Incorporated herein in its entirety by reference to the Company’s Form 8-K filed on June 21, 2000.

(4)	Incorporated herein in its entirety by reference to the Company’s 2001 Annual Report on Form 10-KSB.

(5)	Incorporated herein in its entirety by reference to the Company’s 2004 Annual Report on Form 10-KSB.

**Filed herewith.

B. Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

clickNsettle.com, Inc.

Date: February 9, 2006	By:	/s/ Roy Israel
Roy Israel Chairman of the Board, CEO and President

Date: February 9, 2006	By:	/s/ Patricia Giuliani-Rheaume
Patricia Giuliani-Rheaume, Vice President, Chief Financial Officer and Treasurer