Form 10QSB
period 2006-03-31
CLICKNSETTLE COM INC
filed 2006-05-12
CIK 925741

================================================================================

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 9, 2006, 9,929,056 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format   Yes |_|  No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                             Page
                                                                             ---

ITEM 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets at
             March 31, 2006 (unaudited)
             and June 30, 2005                                                3

            Consolidated Statements of Operations
             for the three and nine month periods ended
             March 31, 2006 and 2005 (unaudited)                              4

            Consolidated Statements of Changes in
             Stockholders' Equity and Comprehensive
             Loss for the nine month periods ended
             March 31, 2006 and 2005 (unaudited)                              5

            Consolidated Statements of Cash Flows
             for the nine month periods ended
             March 31, 2006 and 2005 (unaudited)                              6

            Notes to Consolidated Financial Statements                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                  12

ITEM 3.  CONTROLS AND PROCEDURES                                              16

PART II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                         18

            Signatures                                                        20
                                     clickNsettle.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,           June 30,
                                                                           2006               2005
                                                                       ------------       ------------
                                                                                         (derived from
                                                                                        audited financial
                                                                                           statements)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents including amount to pay related party
        buyer of $0 and $620,798, respectively                         $    133,048       $    870,684
  Due from related party buyer of discontinued operations                     1,285                 --
  Prepaid expenses and other current assets                                  17,466             26,588
                                                                       ------------       ------------

                                                                       $    151,799       $    897,272
                                                                       ============       ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $        352       $     11,655
  Due to related party buyer of discontinued operations                          --            620,798
  Accrued expenses and other liabilities                                     28,584             88,090
                                                                       ------------       ------------

     Total current liabilities                                               28,936            720,543
                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
     0 shares issued
  Common stock - $.001 par value; 25,000,000 shares authorized;
    10,181,554 shares issued                                                 10,182             10,182
  Additional paid-in capital                                             10,208,757         10,179,757
  Accumulated deficit                                                   (10,012,158)        (9,929,292)
  Common stock in treasury at cost,  252,498 shares                         (83,918)           (83,918)
                                                                       ------------       ------------

     Total stockholders' equity                                             122,863            176,729
                                                                       ------------       ------------

                                                                       $    151,799       $    897,272
                                                                       ============       ============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three months ended March 31,       Nine months ended March 31,
                                                                       2006             2005*            2006            2005*
                                                                    -----------      -----------      -----------      -----------
Net revenues                                                                 --               --               --               --

General and administrative expenses                                 $    24,034           50,533      $    86,811      $    50,533

Interest income, net                                                      1,348              611            3,945              611
                                                                    -----------      -----------      -----------      -----------

      Loss from continuing operations                               $   (22,686)         (49,922)     $   (82,866)         (49,922)

Discontinued operations
      Loss from operations of discontinued business, including
        loss on disposal of $424,923 and $531,294, respectively              --      $  (473,614)                      $  (713,186)
                                                                    -----------      -----------      -----------      -----------

                    NET LOSS                                        $   (22,686)     $  (523,536)     $   (82,866)     $  (763,108)
                                                                    ===========      ===========      ===========      ===========

Net loss per common share - basic and diluted
      From continuing operations                                    $     (0.00)     $     (0.01)     $     (0.01)     $     (0.01)
      From discontinued operations                                           --            (0.05)              --            (0.08)
                                                                    -----------      -----------      -----------      -----------
                     NET LOSS                                       $     (0.00)     $     (0.06)     $     (0.01)     $     (0.09)
                                                                    ===========      ===========      ===========      ===========

Weighted-average shares outstanding - basic and diluted               9,929,056        8,969,056        9,929,056        8,619,859
                                                                    ===========      ===========      ===========      ===========

*Reclassified. See Note 2.

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
              Nine Months Ended March 31, 2006 and 2005 (unaudited)

                                                                                                Accumulated
                                        Common stock            Additional                         other
                                        ------------              paid-in       Accumulated    comprehensive
                                   Shares         Amount          capital         deficit      income (loss)
                               -------------   -------------   -------------   -------------   -------------
Balances at July 1, 2004           8,701,554   $       8,702   $  10,104,325   $  (9,116,951)  $      51,422
Exercise of stock options            600,000             600          24,396
Net loss                                                                            (763,108)
Change in unrealized gain on
  marketable securities                                                                              (51,422)


Comprehensive loss


                               -------------   -------------   -------------   -------------   -------------
Balances at March 31, 2005         9,301,554           9,302      10,128,721      (9,880,059)             --
                               =============   =============   =============   =============   =============

Balances at July 1, 2005          10,181,554          10,182      10,179,757      (9,929,292)
Imputed contribution to
  capital for accounting
  services provided by Buyer                                          29,000
Net loss                                                                             (82,866)


Comprehensive loss


                               -------------   -------------   -------------   -------------   -------------
Balances at March 31, 2006        10,181,554   $      10,182   $  10,208,757   $ (10,012,158)  $          --
                               =============   =============   =============   =============   =============


                                  Common           Total           Compre-
                                 stock in       stockholders'      hensive
                                 treasury          equity           loss
                               -------------    -------------   -------------
Balances at July 1, 2004       $     (83,918)   $     963,580
Exercise of stock options                              24,996
Net loss                                             (763,108)  $    (763,108)
Change in unrealized gain on
  marketable securities                               (51,422)        (51,422)
                                                                -------------

Comprehensive loss                                              $    (814,530)
                                                                =============

                               -------------    -------------
Balances at March 31, 2005           (83,918)         174,046
                               =============    =============

Balances at July 1, 2005             (83,918)         176,729
Imputed contribution to
  capital for accounting
  services provided by Buyer                           29,000
Net loss                                              (82,866)  $     (82,866)

                                                                -------------
Comprehensive loss                                              $     (82,866)
                                                                =============

                               -------------    -------------
Balances at March 31, 2006     $     (83,918)   $     122,863
                               =============    =============

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Nine months ended March 31,

                                                                                                2006            2005*
                                                                                             -----------    -----------
Cash flows from operating activities
   Net loss                                                                                  $   (82,866)   $  (763,108)
   Loss from discontinued operations                                                                  --        713,186
                                                                                             -----------    -----------
   Loss from continuing operations                                                               (82,866        (49,922)
   Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
      Imputed contribution to capital for accounting services provided by Buyer                   29,000
      Changes in operating assets and liabilities
         Decrease (increase) in prepaid expenses and other current assets                          9,122        (42,038)
         (Decrease) in amount due to related party buyer of discontinued operations             (622,083)
         (Decrease) increase in accounts payable, accrued expenses and other liabilities         (70,809)        90,209
                                                                                             -----------    -----------
      Net cash used in continuing operations                                                    (737,636)        (1,751)
      Net cash used in discontinued operations                                                        --       (445,413)
                                                                                             -----------    -----------
      Net cash used in operating activities                                                     (737,636)      (447,164)
                                                                                             -----------    -----------

Cash flows from investing activities
   Net cash provided by investing activities of discontinued operations                               --        531,470
                                                                                             -----------    -----------
       Net cash provided by investing activities                                                      --        531,470
                                                                                             -----------    -----------

Cash flows from financing activities
   Procceds from exercise of stock options                                                                       24,996
                                                                                             -----------    -----------
       Net cash provided by financing activities                                                      --         24,996
                                                                                             -----------    -----------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (737,636)       109,302

Cash and cash equivalents at beginning of period                                                 870,684        730,869

                                                                                             -----------    -----------
Cash and cash equivalents at end of period                                                   $   133,048    $   840,171
                                                                                             ===========    ===========

Non-cash investing and financing activities
     Loss on sale of discontinued operations (See Note 2)                                    $        --    $   419,768

*Revised. See Note 2.

The accompanying notes are an integral part of these statements.

                     CLICKNSETTLE.COM, INC. and Subsidiaries

                   Notes to Consolidated Financial Statements
                        Nine months ended March 31, 2006
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2006 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2006 and 2005 have been prepared by clickNsettle.com, Inc. In the opinion of management, all adjustments necessary to present fairly the financial statements as of March 31, 2006 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these consolidated financial statements are the same as those described in the June 30, 2005 consolidated financial statements.

As of January 1, 2006, the Company transferred ownership of its remaining wholly-owned subsidiary, Michael Marketing LLC, to National Arbitration and Mediation, Inc. (see Note 2 below). Such subsidiary was inactive and had no operations or net assets. Previously, the Company dissolved its other wholly-owned subsidiary, clickNsettle.com LLC, as it also was inactive and had no operations or net assets. As such, the Company no longer owns any subsidiaries.

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

2. On January 13, 2005, at the annual meeting of shareholders, the Company's shareholders approved the sale of the assets of the Company's dispute resolution business (the "ADR business") and the assumption of all current and future liabilities and commitments of the ADR business to National Arbitration and Mediation, Inc. (the "Buyer"), a company owned by the Company's Chief Executive Officer, Roy Israel. Specifically, the Company has been released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease (which approximated $8,800 in total as of March 31, 2006). Also, as of March 31, 2006, the Company remained contingently liable for additional payables and other items of approximately $249,400 assumed by the Buyer but not paid as of that date.

The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the three and nine months ended March 31, 2005 includes the following:

                                                 Three months    Nine months
                                                Ended 3/31/05   Ended 3/31/05
                                                  ---------      ---------
Loss from operations of discontinued business     ($ 48,691)     ($181,892)

Loss from disposal:
    Loss on sale*                                 ($419,768)     ($419,768)
    Transaction costs of sale                        (5,155)      (111,526)
                                                  ---------      ---------
    Loss from disposal                            ($424,923)     ($531,294)
                                                  ---------      ---------

Loss from discontinued operations                 ($473,614)     ($713,186)
                                                  =========      =========

*The loss on the sale was calculated as follows:

      Book value of liabilities assumed     $      667,438
      Book value of assets sold                 (1,087,206)
                                            --------------
      Loss on transaction                   $      419,768
                                            --------------

The results from discontinued operations for the three and nine months ended March 31, 2005 follow:

                                                         Three months ended   Nine months ended
                                                           March 31, 2005       March 31, 2005
                                                             -----------         -----------
Net Revenues                                                 $    58,649         $ 1,807,570
                                                             -----------         -----------


Operating costs and expenses
     Costs of services                                            12,693             395,554
     Sales and marketing expenses                                 30,951             593,027
     General and administrative expenses                          64,163           1,037,600
     Loss on impairment of furniture and equipment                     0              15,885
                                                             -----------         -----------
                                                                 107,807           2,042,066
                                                             -----------         -----------
           Loss from operations                                  (49,158)           (234,496)
                                                             -----------         -----------
Other Income
     Investment income                                                                45,701
     Interest and dividends                                          376               5,777
     Other income                                                     91               1,126
                                                             -----------         -----------
                                                                     467              52,604
                                                             -----------         -----------

           Loss from operations of discontinued business     $   (48,691)        $  (181,892)
                                                             ===========         ===========

Pursuant to the asset purchase agreement, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. This amount was determined based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. The liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, while the cash balances were transferred thereafter. As such, the Company incurred interest expense on the unpaid balance. The interest rate charged was equal to the interest rate earned on invested balances. The interest charge for the three months ended March 31, 2006 and 2005 was $0 and $1,892, respectively. The interest charge for the nine months ended March 31, 2006 and 2005 was $3,250 and $1,892, respectively. Interest expense is netted against interest income in continuing operations on the accompanying statement of operations. The cash balances were fully transferred from the Company to the Buyer during the period from August 2005 through February 2006.

The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the three and nine months ended March 31, 2005, the Company incurred $5,155 and $111,526, respectively, of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

The prior period financial statements have been reclassified to show the assets, liabilities and results of operations as discontinued operations. Additionally, the Company has revised the statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to the discontinued operations, which in prior periods were reported on a combined basis.

3. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings per share is the same as basic earnings per share as potential common shares of 448,990 and 5,322,888, at March 31, 2006 and 2005, respectively, would be antidilutive, as the Company incurred net losses for the three and nine month periods ended March 31, 2006 and 2005.

4. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 encourages, but does not require, companies to record compensation costs for stock-based compensation plans at fair value. In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires disclosures in the summary of significant accounting policies in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

                                            Three months ended March 31,
                                               2006            2005
                                            ----------      ---------
Net loss, as reported                       $  (22,686)     $(523,536)
Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects                          --        (37,462)
                                            ----------      ---------

Proforma net loss                           $  (22,686)     $(560,998)
                                            ==========      =========

Net loss per common share:
   Basic and diluted - as reported          $   (0.00)      $   (0.06)
   Basic and diluted - pro forma            $   (0.00)      $   (0.06)
                                            ==========      =========

                                            Nine months ended March 31,
                                               2006            2005
                                            ----------      ---------
Net loss, as reported                       $  (82,866)     $(763,108)
Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects                          --        (63,448)
                                            ----------      ---------

Proforma net loss                           $  (82,866)     $(826,556)
                                            ==========      =========

Net loss per common share:
   Basic and diluted - as reported          $   (0.01)      $   (0.09)
   Basic and diluted - pro forma            $   (0.01)      $   (0.10)
                                            ==========      =========

The Company adopted, effective December 31, 2002, the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense cost is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The above table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. As of January 13, 2005, upon the sale of the Company's operating business, in accordance with the Company's Incentive and Nonqualified Stock Option Plan (the "Stock Plan"), all outstanding unvested employee stock options vested as of that date. As the Company did not retain any employees subsequent to the sale, all employee options expired at the close of business on April 13, 2005 unless they were exercised prior thereto.

During the three and nine month periods ended March 31, 2006 and 2005, the Company did not grant any options. During those same periods, 600,000 options were exercised during the three and nine month periods ended March 31, 2005. Additionally, as of April 1, 2006, the Stock Plan automatically terminated in accordance with its original plan document. The outstanding stock options as of April 1, 2006 are exercisable through the termination date of each option agreement.

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

5. The components of comprehensive loss are as follows:

                                     Three months ended March 31,
                                          2006          2005
                                       ---------      ---------
Net loss                               $ (22,686)     $(523,536)
Change in unrealized gain (loss)
   on marketable securities
                                       ---------      ---------

Comprehensive loss                     $ (22,686)     $(523,536)
                                       =========      =========

                                     Nine months ended March 31,
                                         2006            2005
                                       ---------      ---------
Net loss                               $ (82,866)     $(763,108)
Change in unrealized gain (loss)
   on marketable securities
Reclassification adjustment - loss
    included in net loss                                (51,422)
                                       ---------      ---------

Comprehensive loss                     $ (82,866)     $(814,530)
                                       =========      =========


                                       11
\

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

We do Not have an Operating Business and if the Company Acquires a New Business, the Shareholders Shall Suffer Significant Dilution

      On January 13, 2005, the Company sold its dispute resolution business (the "ADR business"). The Company is searching for an operating entity to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. Also, the cash retained by the Company may not be sufficient to pay for the costs associated with continued public reporting obligations and to acquire a new operating business or to enter into a merger transaction. In addition, if the Company does acquire a new operating business or enters into a merger transaction, it is expected that such transaction will be accomplished by the issuance of stock of the Company, resulting in significant dilution to the current stockholders.

We have Recent, and Anticipate Continuing, Losses and have Going Concern Considerations

      We have incurred operating losses during the last nine years and through March 31, 2006. Going forward, if we do not acquire another operating business, there will be no future revenues being generated. However, the Company will continue to incur costs for continued public reporting obligations. Also, it is likely that in order to acquire a new operating business or to enter into a merger transaction, costs will be incurred. There can be no assurances that the cash on hand will be sufficient to cover such costs. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

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

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,056 shares of common stock outstanding as of May 9, 2006. Of that number, Mr. Israel, our CEO, beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

      However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited. The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of its products or marketing concepts, the merits of its technology and numerous other factors. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, the Company may incur risk due to the failure of the target's management to be effective or the failure to establish a market for the target's products or services or the failure to realize profits.

Acquisition of a Business

      With  respect  to  any  transaction,   negotiations  with  target  company
management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any transaction. Typically, in these transactions, which are commonly called reverse merger acquisitions, voting control of the merged company changes from the stockholders of the pre-existing public company to those of the target company. Any transaction effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders immediately preceding the transaction.

Third  Quarter  Ended March 31, 2006  Compared to Third  Quarter Ended March 31,
2005

      The Company sold its sole operating business, ADR services, on January 13, 2005. Since that time, the Company has not had an operating business. The financial statements for the quarter ended March 31, 2005 have been reclassified to show the results of operations as discontinued operations. Currently, the Company is actively searching for a new operating business to combine with. There can be no assurances that any such transaction will be consummated.

      Loss from continuing operations. The loss from continuing operations was $22,686 for the three months ended March 31, 2006 versus $49,922 for the three months ended March 31, 2005. Loss from continuing operations primarily reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations subsequent to the sale of its operating business. Such expenses include insurance, audit and legal fees. Continuing operations in fiscal year 2006 also reflects the cost of accounting services that were contributed by National Arbitration and Mediation, Inc. ("the Buyer") pursuant to the asset purchase agreement. Such services, valued at $4,000, were performed from January 1, 2006 through March 31, 2006 and included the preparation of the December 31, 2005 quarterly financial statements and related Securities and Exchange Commission (the "SEC") filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. The loss from continuing operations in the prior period reflects similar expenses incurred after January 13, 2005 (the date of the sale of the operating business) through March 31, 2005. Such expenses declined in the current year period as compared to the prior year period as the Company was able to secure reduced fees for professional services, etc., as there is no operating business in the current fiscal year.

      Loss from discontinued operations. Loss from discontinued operations was $0 for the three months ended March 31, 2006 versus $473,614 for the three months ended March 31, 2005. The loss for the three months ended March 31, 2005 includes the loss on the sale of the ADR business as well as the transaction costs incurred to affect the sale. The loss on the sale was $419,768 and the transaction costs incurred were $5,155, totaling $424,923. The loss from operations of the discontinued business for the three months ended March 31, 2005 was $48,691 and includes net revenues and net expenses of $58,649 and $107,807, respectively. Offsetting this loss was interest, dividends and other income of $467.

      Income Taxes. Tax benefits resulting from net losses incurred for the three months ended March 31, 2006 and 2005 were not recognized as the Company's annual effective tax rate for each of these interim periods was estimated to be 0%.

      Net Loss. For the three months ended March 31, 2006, we had a net loss of $22,686 as compared to a net loss of $523,536 for the three months ended March 31, 2005. The loss decreased as the Company is no longer operating the ADR business which had not been profitable in the prior quarterly period. Additionally, the loss in the three months ended March 31, 2005 included the loss on the sale of the ADR business and related transaction costs of $424,923.

Nine months Ended March 31, 2006 Compared to Nine months Ended March 31, 2005

      Loss from continuing operations. The loss from continuing operations was $82,866 for the nine months ended March 31, 2006 versus $49,922 for the nine months ended March 31, 2005. Loss from continuing operations primarily reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations subsequent to the sale of its operating business. Such expenses include insurance, audit and legal fees and the cost of an advertisement to publicize the availability of the Company's publicly traded shell. Continuing operations in fiscal year 2006 also reflects the cost of accounting services that were contributed by the Buyer pursuant to the asset purchase agreement. Such services, valued at $29,000, were performed from July 1, 2005 through March 31, 2006 and included the preparation of the June 30, 2005 annual financial statements and the September 30 and December 31, 2005 quarterly financial statements and related SEC filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. The loss from continuing operations in the prior period reflects similar expenses incurred after January 13, 2005 (the date of the sale of the operating business) through March 31, 2005, a period of approximately two and one-half months. Such expenses were lower in the prior year period as compared to the current year period, as the current year period reflects nine months of such activity versus two and one-half months in the prior year period.

      Loss from discontinued operations. Loss from discontinued operations was $0 for the nine months ended March 31, 2006 versus $713,186 for the nine months ended March 31, 2005. The loss for the nine months ended March 31, 2005 includes the loss on the sale of the ADR business as well as the transaction costs incurred to affect the sale. The loss on the sale was $419,768 and the transaction costs incurred were $111,526, totaling $531,294. The transaction costs incurred during the nine months ended March 31, 2005 included professional fees to an investment-banking firm and accounting, tax advice and legal fees related to services rendered in connection with the sale of the Company's ADR business. The loss from operations of the discontinued business for the nine months ended March 31, 2005 was $181,892 and includes net revenues and net expenses of $1,807,570 and $2,042,066, respectively. Offsetting this loss was gains on sales of investments of $45,701, as the Company sold its entire portfolio of marketable securities during the first quarter of fiscal year 2005 and interest, dividends and other income of $6,903.

      Income Taxes. Tax benefits resulting from net losses incurred for the nine months ended March 31, 2006 and 2005 were not recognized as the Company's effective tax rate for each of these interim periods was estimated to be 0%.

      Net Loss. For the nine months ended March 31, 2006, we had a net loss of $82,866 as compared to a net loss of $763,108 for the nine months ended March 31, 2005. The loss decreased, as the Company is no longer operating the ADR business which had not been profitable in the prior nine-month period. Additionally, the loss in the nine months ended March 31, 2005 included the loss on the sale of the ADR business and related transaction costs of $531,294.

Liquidity and Capital Resources

      At March 31, 2006, the Company had a working capital surplus of $122,863 as compared to $176,729 at June 30, 2005. The decrease in working capital occurred primarily as a result of the net loss. The Company has no operating business.

      Net cash used in operating activities was $737,636 for the nine months ended March 31, 2006 versus $447,164 for the nine months ended March 31, 2005. Cash used in continuing operations increased by $735,885 principally because the Company paid all of the amount due the Buyer of the ADR operations during the period from August 2005 through February 2006. Offsetting this increase was a decline of $445,413 as such amount was used by discontinued operations in the prior year period.

      Net cash provided by investing activities was $0 for the nine months ended March 31, 2006 versus $531,470 for the nine months ended March 31, 2005. There was no cash provided from investing activities from continuing operations in both periods. The change in cash from investing activities of discontinued operations was principally due to the fact that during the first half of fiscal year 2005, the Company sold its marketable securities and its certificates of deposit matured, the proceeds of which were invested primarily in money market funds.

      Net cash provided by financing activities during the nine months ended March 31, 2006 was $0 versus $24,996 during the nine months ended March 31, 2005. In the prior year period, the President of the Company exercised stock options in January 2005.

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

Item 3.     CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION


Item 1.     Legal Proceedings.
            None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            None.

Item 3.     Defaults upon Senior Securities
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            None.

Item 5.     Other Information.
            None.

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


      **    Filed herewith.

B. Reports on Form 8-K:

      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  clickNsettle.com, Inc.


Date: May 11, 2006                By: /s/ Roy Israel
                                      Roy Israel, Chairman of the
                                      Board, CEO and President

Date: May 11, 2006                By: /s/ Patricia Giuliani-Rheaume
                                      ------------------------------------------
                                      Patricia Giuliani-Rheaume, Vice President,
                                      Chief Financial Officer and Treasurer