Form 10KSB
period 2006-06-30
CLICKNSETTLE COM INC
filed 2006-09-27
CIK 925741

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

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

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 7, 2006 is $334,629.


As of September 7, 2006, 9,929,056 shares of common stock of the issuer were outstanding.


Transitional Small Business Disclosure Format   Yes|_|  No |X|

                  DOCUMENTS INCORPORATED BY REFERENCE

                  Part I.  --  None      Part II.  --  None
                  Part III.  --  None

                                     PART I

      From time to time, including in this annual report on Form 10-KSB, clickNsettle.com, Inc. (the "Company" or "we") may publish forward-looking statements relating to our operations as a publicly reporting shell company and prospective merger candidates which may include such matters as anticipated financial performance, business prospects, future operations and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

      The Company was formed on January 12, 1994 under the laws of the State of Delaware. On October 31, 1994, we acquired all of the outstanding common stock of National Arbitration & Mediation, Inc. ("NA&M"), a New York corporation, formed on February 6, 1992, which was primarily owned by our Chief Executive Officer and President. NA&M began operations in March 1992 as a provider of ADR (alternative dispute resolution) services. NA&M was merged into the Company as of the end of June 1999. In June 2000, the name of the Company was changed from NAM Corporation to clickNsettle.com, Inc.

      On January 13, 2005, the Company sold the assets of its dispute resolution business (the "ADR business") to National Arbitration and Mediation, Inc. (the "Buyer"), a company owned by the Company's Chief Executive Officer, Roy Israel. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately $1,015,000, which represented three times his then current base salary. In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer guaranteed the payments due on the remainder of the Company's automobile lease and paid all the remaining payments on the lease of a postage meter. The Company remained contingently liable for payables and other obligations assumed by the Buyer of approximately $127,100 as of June 30, 2006. Furthermore, in accordance with the Company's stock option plan, all outstanding unvested employee stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise such options in accordance with the terms of the Company's stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005. Accordingly, the only options outstanding subsequent to April 13, 2005 are those that had been granted to directors, consultants and advisors of which 448,974 options are outstanding as of June 30, 2006.

      The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the year ended June 30, 2005 follows:

                                      2005

Loss from operations of discontinued business                       ($  181,261)
                                                                    -----------

Loss from disposal:
        Loss on sale*                                                  (419,768)
         Transaction costs of sale                                     (111,526)
                                                                    -----------
               Loss from disposal                                      (531,294)
                                                                    -----------

  Loss from discontinued operations                                 ($  712,555)
                                                                    ===========

*The loss on the sale was calculated as follows:
                  Book value of liabilities assumed                 $   667,438
                  Book value of assets sold                          (1,087,206)
                                                                    -----------
                           Loss on transaction                      $   419,768
                                                                    ===========

      The results from discontinued operations for the approximately six and one-half months through January 13, 2005 follow:

                                                               From July 1, 2004
                                                                     through
                                                                January 13, 2005
                                                                ----------------
Net Revenues                                                         $ 1,808,400
                                                                    -----------

Operating costs and expenses
         Costs of services                                              395,754
         Sales and marketing expenses                                   593,026
         General and administrative expenses                          1,037,600
         Loss on impairment of furniture and equipment                   15,885
                                                                    -----------
                                                                      2,042,265
                                                                    -----------
                   Loss from operations                                (233,865)
                                                                    -----------
Other Income
         Investment income                                               45,701
         Interest and dividends                                           5,777
         Other income                                                     1,126
                                                                    -----------
                                                                         52,604
                                                                    -----------
                    Loss from operations of discontinued business   $  (181,261)
                                                                    ===========

      As part of the agreement of sale, the cash that remained in the Company was increased to the extent of 60% of the excess of the Remaining Net Capital before Commitments (as defined) over $380,462 as of the closing date. The Remaining Net Capital Before Commitments was calculated as the fair market value of the assets purchased less the following: (a) recorded liabilities assumed and
(b) $96,371 (that is, $200,000 in cash to remain with the Company less payments of $103,629 already made through January 13, 2005 for certain of the transaction costs). As of January 13, 2005, the Remaining Net Capital before Commitments was $643,728 based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. Therefore, $263,266 represents the amount in excess of $380,462; 60% of which, or $157,960 was additional cash to remain in the Company. Therefore, as of January 13, 2005, the total cash to be retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. Although the liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, the cash balances were transferred thereafter. As such, the Company incurred interest expense on the unpaid balance. The interest rate charged was equal to the interest rate earned on invested balances. The interest charges for the years ended June 30, 2006 and 2005 was $3,250 and $4,129, respectively. The cash balances were fully transferred from the Company to the Buyer during the period from August 2005 through February 2006.

      The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the year ended June 30, 2005, the Company incurred $111,526 of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations for fiscal year 2005.

      Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company's controlling shareholders have begun negotiations for the sale of their stock to a third-party entity. If such sale takes place, control of the Company will shift to such entity. There can be no assurance that such a sale will take place.

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

Acquisition of a Business

      With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Typically, in these transactions, which are commonly called reverse acquisitions, voting control of the merged company changes from the stockholders of the pre-existing public company to those of the previous privately owned company. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders immediately preceding the transaction.

Prior Business of the Company

      Prior to the sale of its sole operating business on January 13, 2005, the Company provided ADR services including arbitrations, mediations, mock jury trials, specialized ADR video conferencing and electronic oversight applications. Since the sale of the ADR business, the Company has had no operations.

Employees

      As part of the agreement of sale, the Buyer agreed to contribute accounting services to the Company after the sale of the ADR business. Since the sale of the ADR business, the Company has no operations and has no employees. Our executive officers devote as much time to the affairs of the Company as they deem appropriate. The focus of the Company is to maintain its status as a publicly traded entity while searching for a new operating business to acquire or to enter into a merger transaction.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Our Common Stock is quoted on the NASD's Over-the-Counter Bulletin Board under the trading symbol "CLIK." The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by the NASD's Over-the-Counter Bulletin Board) for each fiscal quarter during the periods indicated.

                                                                   Common Stock
                                                                  High       Low
                                                                  --------------
Fiscal Year 2006
First quarter (07/1/05-9/30/05)                               $   0.15  $   0.13
Second quarter                                                    0.15      0.08
(10/01/05-12/31/05)
Third quarter                                                     0.10      0.07
(01/01/06-03/31/06)
Fourth quarter                                                    0.09      0.07
(04/01/06-06/30/06)

Fiscal Year 2005
First quarter (07/1/04-9/30/04)                               $   0.13  $   0.09
Second quarter                                                    0.11      0.07
(10/01/04-12/31/04)
Third quarter                                                     0.10      0.06
(01/01/05-03/31/05)
Fourth quarter                                                    0.18      0.05
(04/01/05-06/30/05)

      On September 7, 2006, the closing bid price for our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.066.

      As of August 16, 2006, there were approximately 441 holders of our common stock.

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

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Results of Operations

      The Company sold its sole operating business, ADR services, on January 13, 2005. Since that time, the Company has not had an operating business. The financial statements for the year ended June 30, 2005 have been presented to show all revenues, income and expenses comprising the results of operations through January 13, 2005 as discontinued operations. All income and expenses from January 14, 2005 through June 30, 2005 are shown as continuing operations as they represent the results of operating the Company as a public shell. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company's controlling shareholders have begun negotiations for the sale of their stock to a third-party entity. If such sale takes place, control of the Company will shift to such entity. There can be no assurance that such a sale will take place.

      Loss from continuing operations. The loss from continuing operations was $92,804 for the year ended June 30, 2006 versus $99,786 for the year ended June 30, 2005. The Company sold its sole operating business on January 13, 2005. Loss from continuing operations primarily reflects expenses incurred by the Company to maintain its existence as a publicly traded entity including its public reporting obligations. Such expenses include insurance, audit and accounting fees and legal costs. The loss decreased from fiscal year 2005 to fiscal year 2006 despite the fact that the prior year period includes such income and expense items for approximately 5.5 months from January 14, 2005 through June 30, 2005 while the current year period includes such income and expense items for the full year. The decline is, for the most part, due to the fact that legal, auditing and insurance expenses applicable to the external reporting of a public company with an operating business are greater then those associated with that applicable to a public shell company. Offsetting this decrease is an increase in accounting services that were contributed by the Buyer (with no cash outlay by the Company) pursuant to the agreement for the purchase of the ADR business. The value of such services increased from $12,750 for the 2005 fiscal year to $33,000 for the 2006 fiscal year. The increase was due to the fact that the prior year period covered services performed from January 14, 2005 through June 30, 2005, while the current year period covered services performed for a full year from July 1, 2005 through June 30, 2006. Such values have been recorded as imputed charges on the statements of operations with equivalent offsets to additional paid-in capital.

      Loss from discontinued operations. Loss from discontinued operations decreased from $712,555 for the year ended June 30, 2005 to $0 for the year ended June 30, 2006. The loss for the year ended June 30, 2005 includes the loss on the sale of the ADR business as well as the transaction costs incurred to affect the sale. The loss on the sale was $419,768 and the transaction costs incurred were $111,526, totaling $531,294. The loss from operations of the discontinued business for the year ended June 30, 2005 was $181,261. Such amount includes net revenues and net expenses of $1,808,400 and $2,042,265, respectively, for approximately 6.5 months through January 13, 2005, the date of the sale.

      Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2006 and 2005 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2006, we had net operating carryforwards for Federal tax purposes of approximately $8,984,800 and net capital loss carryforwards for Federal tax purposes of approximately $284,293, both with full valuation allowances. Under current tax law, the utilization of net operating losses will be restricted if significant changes in the Company's ownership were to occur. In addition, their use is limited to future earnings of the Company.

      Net Loss. For the year ended June 30, 2006, we had a net loss of $92,804 as compared to a net loss of $812,341 for the year ended June 30, 2005. The loss decreased primarily due to the non-recurring loss of $712,555 incurred in the prior year from discontinued operations of the ADR business as well as the lower cost structure for a publicly reporting shell as opposed to a publicly reporting operating business.

Liquidity and Capital Resources

      At June 30, 2006, the Company had a working capital surplus of $116,925 as compared to $176,729 at June 30, 2005. The decrease in working capital occurred primarily as a result of the net loss. Since January 13, 2005, the Company has no operating business.

      Net cash used in operating activities was $741,464 for the fiscal year ended June 30, 2006 versus $455,817 for the year ended June 30, 2005. Cash used in continuing operations increased by $727,585 principally because the Company paid all of the amount due the Buyer of the ADR business during the period from August 2005 through February 2006. Offsetting this increase was a decline of $441,938 as such amount was used by discontinued operations in the prior year.

      Net cash provided by investing activities was $0 for the year ended June 30, 2006 versus $531,470 for the year ended June 30, 2005. There was no cash provided by investing activities from continuing operations in both years. The change in cash from investing activities of discontinued operations was principally due to the fact that during fiscal year 2005, the Company sold its marketable securities and its certificates of deposit matured, the proceeds of which were invested primarily in money market funds.

      Net cash provided by financing activities during the year ended June 30, 2006 was $0 versus $64,162 during the year ended June 30, 2005. During the prior year, the President/CEO, Chief Financial Officer and Director of Information Technology exercised stock options in January and April 2005.

      Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company's controlling shareholders have begun negotiations for the sale of their stock to a third-party entity. If such sale takes place, control of the Company will shift to such entity. There can be no assurance that such a sale will take place.

      As a result of continued losses, the use of cash to operate as a publicly-held shell company and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a new operating business, there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2006 and 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

      Income taxes and valuation allowance - We are required to estimate our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which would be included within our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, a valuation allowance is recognized. We have recorded a 100% valuation allowance as of June 30, 2006.

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

We do Not have an Operating Business and if the Company Acquires a New Business, the Shareholders will Suffer Significant Dilution

      On January 13, 2005, the Company sold its ADR business. The Company is searching for an operating entity to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. Also, the cash retained by the Company may not be sufficient to pay for the costs associated with continued public reporting obligations and to acquire a new operating business or to enter into a merger transaction. In addition, if the Company acquires a new operating business or enters into a merger transaction, it is expected that such transaction will be accomplished by the issuance of stock of the Company, resulting in significant dilution.

We have No Revenues but we Continue to have Costs and Expenses and we have Going Concern Considerations

      There has not been any revenue since January 13, 2005. If we do not acquire another operating business, no future revenues will be generated. Moreover, the Company will continue to incur costs for continued public reporting obligations. It is likely that in order to acquire a new operating business or to enter into a merger transaction, costs will be incurred. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

      The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2006 and 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, limited cash and other resources and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern.

Our Current Stockholders Have the Ability to Exert Significant Control

      Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,056 shares of common stock outstanding as of September 7, 2006. Of that number, Mr. Israel beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

      Not applicable.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements

     Consolidated Balance Sheet                                              F-3

     Consolidated Statements of Operations                                   F-4

     Consolidated Statements of Changes in Stockholders' Equity
        and Comprehensive Loss                                               F-5

     Consolidated Statements of Cash Flows                                   F-6

     Notes to Consolidated Financial Statements                       F-7 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
    clickNsettle.com, Inc.

We have audited the accompanying consolidated balance sheet of clickNsettle.com, Inc. and Subsidiaries (the "Company") as of June 30, 2006 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of clickNsettle.com, Inc. and Subsidiaries as of June 30, 2006 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BP AUDIT GROUP, PLLC

Farmingdale, New York
August 17, 2006
                     clickNsettle.com, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                    June 30,

                                 ASSETS                             2006
                                                                    ----
CURRENT ASSETS
    Cash and cash equivalents                                   $    129,220
    Prepaid insurance and other current assets                        12,278
                                                                ------------

         Total current assets                                   $    141,498
                                                                ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                            $      8,073
    Accrued expenses and other liabilities                            16,500
                                                                ------------
         Total current liabilities                                    24,573
                                                                ------------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 5,000,000 shares authorized;
   0 shares issued
Common stock - $.001 par value; 25,000,000 shares authorized;
   10,181,554 shares issued                                           10,182
Additional paid-in capital                                        10,212,757
Accumulated deficit                                              (10,022,096)
Common stock in treasury at cost, 252,498 shares                     (83,918)
                                                                ------------

     Total stockholders' equity                                      116,925
                                                                ------------

                                                                $    141,498
                                                                ============
The accompanying notes are an integral part of these statements.

                                      clickNsettle.com, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended June 30,

                                                                        2006           2005
                                                                     -----------    -----------
     Net revenues                                                             --             --

    General and administrative expenses                              $    98,176    $   101,483

     Interest and investment income                                        5,372          1,697
                                                                     -----------    -----------

             Loss from continuing operations                             (92,804)       (99,786)
     Discontinued operations:
          Loss from operations of discontinued business, including
            loss on disposal of $531,294 in 2005                                       (712,555)
                                                                     -----------    -----------

                                  NET LOSS                           $   (92,804)   $  (812,341)
                                                                     ===========    ===========

Net loss per common share- basic and diluted
             From continuing operations                              $     (0.01)   $     (0.01)
             From discontinued operations                                                 (0.08)
                                                                     -----------    -----------

                                    NET LOSS                         $     (0.01)   $     (0.09)
                                                                     ===========    ===========

Weighted-average shares outstanding - basic and diluted                9,929,056      8,914,919
                                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                        Year ended June 30, 2006 and 2005

                                                                                                              Accumulated
                                                                                                                other
                                                              Common stock         Additional                comprehensive  Common
                                                              ------------           paid-in    Accumulated      income     stock in
                                                          Shares      Amount         capital      deficit        (loss)     treasury
                                                          ------      ------         -------      -------        ------     --------

Balances at July 1, 2004                                  8,701,554   $ 8,702   $ 10,104,325   $ (9,116,951)   $  51,422   $(83,918)
Exercise of stock options                                 1,480,000     1,480         62,682
Imputed contribution of capital for accounting services                               12,750
     provided by Buyer
Net loss                                                                                           (812,341)
Change in unrealized gain on marketable securities                                                               (51,422)
                                                          ---------   -------   ------------   -------------      ------   ---------

Comprehensive loss

Balances at June 30, 2005                                10,181,554    10,182     10,179,757     (9,929,292)                (83,918)


Imputed contribution to capital for accounting services
       provided by Buyer                                                              33,000
Net loss                                                                                            (92,804)
                                                          =========   =======   ============   =============      ======   =========


Comprehensive loss

Balances at June 30, 2006                                10,181,554   $10,182   $ 10,212,757   $(10,022,096)               $(83,918)
                                                          =========   =======   ============   =============               =========


                                                             Total
                                                          stockholders'  Comprehensive
                                                             equity          loss
                                                          ------------    ---------
Balances at July 1, 2004                                  $    963,580
Exercise of stock options                                       64,162
Imputed contribution of capital for accounting services         12,750
     provided by Buyer
Net loss                                                      (812,341)   $(812,341)
Change in unrealized gain on marketable securities             (51,422)     (51,422)
                                                          ------------    ---------

Comprehensive loss                                                        $(863,763)
                                                                          =========
Balances at June 30, 2005                                      176,729


Imputed contribution to capital for accounting services
     provided by Buyer                                          33,000
Net loss                                                       (92,804)   $ (92,804)
                                                          ------------    ---------

Comprehensive loss                                                        $ (92,804)
                                                                          =========
Balances at June 30, 2006                                 $    116,925
                                                          ============



The accompanying notes are an integral part of this statement.

                                      clickNsettle.com, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended June 30,

                                                                                                  2006         2005*
                                                                                                ---------    ---------

Cash flows from operating activities
    Net loss                                                                                    $ (92,804)   $(812,341)
    Loss from discontinued operations                                                                          712,555
                                                                                                ---------    ---------
    Loss from continuing operations                                                               (92,804)     (99,786)
    Adjustments to reconcile net loss from continuing
      operations to net cash used in operating activities
          Imputed contribution to capital for accounting services provided
                  by Buyer                                                                         33,000       12,750
          Changes in operating assets and liabilities
               Decrease (increase) in prepaid expenses and other current assets                    14,310      (26,588)
              Decrease in amount due to related party buyer of discontinued operations           (620,798)
              (Decrease) increase in accounts payable, accrued expenses and other liabilities
                                                                                                  (75,172)      99,745
                                                                                                ---------    ---------

                Net cash used in continuing operations                                           (741,464)     (13,879)
                Net cash used in discontinued operations                                                      (441,938)
                                                                                                ---------    ---------
                Net cash used in operating activities                                            (741,464)    (455,817)
                                                                                                ---------    ---------

Cash flows from investing activities
    Net cash provided by investing activities of discontinued operations                                       531,470
                                                                                                             ---------

                Net cash provided by investing activities                                                      531,470
                                                                                                             ---------
Cash flows from financing activities
    Proceeds from exercise of stock options                                                                     64,162
                                                                                                             ---------
                Net cash provided by financing activities                                                       64,162
                                                                                                             ---------
                NET (DECREASE) INCREASE IN CASH AND CASH
                   EQUIVALENTS                                                                   (741,464)     139,815

Cash and cash equivalents at beginning of year                                                    870,684      730,869
                                                                                                ---------    ---------

Cash and cash equivalents at end of year                                                        $ 129,220    $ 870,684
                                                                                                =========    =========

Non-cash investing and financing activities

     Loss on sale of discontinued operations (See Note 2 for supplemental non-cash activities
    related to this transaction)                                                                             $ 419,768

*Reclassified. See Note 2

The accompanying notes are an integral part of these statements.

                     clickNsettle.com, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005


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

      Prior to January 1, 2006, the accompanying consolidated financial statements of clickNsettle.com, Inc. and Subsidiaries included the accounts of its wholly-owned subsidiaries, Michael Marketing LLC and clickNsettle.com LLC (collectively referred to herein as the "Company"). As of January 1, 2006, the Company transferred ownership of its wholly-owned subsidiary, Michael Marketing LLC, to National Arbitration and Mediation, Inc. (see Note 2 below). Such subsidiary was inactive and had no operations or net assets. Previously, the Company dissolved its other wholly-owned subsidiary, clickNsettle.com LLC, as it was also inactive and had no operations or net assets. As such, the Company no longer owns any subsidiaries.

      The Company had operated in one business segment, ADR.

      All significant intercompany transactions and balances were eliminated in consolidation.

      There is substantial doubt about the Company's ability to continue as a going concern. See Note 2.

NOTE 2 - DISCONTINUED OPERATIONS AND GOING CONCERN

      On January 13, 2005, the Company sold the assets of its dispute resolution business (the "ADR business") to National Arbitration and Mediation, Inc. (the "Buyer"), a company owned by the Company's Chief Executive Officer, Roy Israel. Furthermore, Mr. Israel agreed not to trigger his change-in-control provision under his employment contract as a result of the Buyer acquiring the ADR business. If such provision was triggered upon the sale or liquidation of the ADR business, the Company would have owed Mr. Israel, in one lump sum, approximately $1,015,000, which represented three times his then current base salary. In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer guaranteed the payments due on the remainder of the Company's automobile lease and paid all the remaining payments on the lease of a postage meter. The Company remained contingently liable for payables and other obligations assumed by the Buyer of approximately $127,100 as of June 30, 2006. See Note 9. Furthermore, in accordance with the Company's stock option plan, all outstanding unvested employee
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 2 (continued)

      stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise such options in accordance with the terms of the Company's stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005. Accordingly, the only options outstanding subsequent to April 13, 2005 are those that had been granted to directors, consultants and advisors.

      The financial statements for the year ended June 30, 2005 have been presented to show all revenues, income and expenses comprising the results of operations through January 13, 2005 as discontinued operations. All income and expenses from January 14, 2005 forward are shown as continuing operations as they represent the results of operating the Company as a public shell.

      The loss from discontinued operations, including the loss on disposal of the discontinued operations, for the year ended June 30, 2005 includes the following:

                                                       2005

Loss from operations of discontinued business      ($  181,261)
                                                   -----------

Loss from disposal:
         Loss on sale*                             ($  419,768)
         Transaction costs of sale                    (111,526)
                                                   -----------
               Loss from disposal                  ($  531,294)
                                                   -----------

  Loss from discontinued operations                ($  712,555)
                                                   ===========

*The loss on the sale was calculated as follows:
    Book value of liabilities assumed              $   667,438
    Book value of assets sold                       (1,087,206)
                                                   -----------
             Loss on transaction                   $   419,768
                                                   ===========
                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

Note 2 (continued)

     The results from discontinued operations for the approximately six and one-half months through January 13, 2005 follow:

                                                      From July 1,
                                                      2004 through
                                                     January 13, 2005
                                                     ----------------
Net revenues                                           $ 1,808,400
                                                       -----------

Operating costs and expenses
     Costs of services                                     395,754
     Sales and marketing expenses                          593,026
    General and administrative expenses                  1,037,600
    Loss on impairment of furniture and equipment           15,885
                                                       -----------
                                                         2,042,265
                                                       -----------
                  Loss from operations                    (233,865)
                                                       -----------
Other Income
    Realized gains on sales of marketable securities        45,701
    Interest and dividends                                   5,777
    Other income                                             1,126
                                                       -----------
                                                            52,604
                                                       -----------
     Loss from operations of discontinued business     $  (181,261)
                                                       ===========

      As part of the agreement of sale, as of January 13, 2005, the total cash retained by the Company was $254,331 before unpaid transaction costs, taxes, other payables and accrued liabilities. This amount was determined based upon the Company's financial statements as of that date without adjustment for any subsequent realization of assets, incurrence of any additional liabilities or resolution of contingencies by the Buyer. The liabilities and assets other than cash were transferred to the Buyer as of January 13, 2005, while the cash balances were transferred thereafter. As such, the Company incurred interest expense on the unpaid balance. The interest rate charged was equal to the interest rate earned on invested balances. The interest charge for the years ended June 30, 2006 and 2005 was $3,250 and $4,129, respectively. The cash balances were fully transferred from the Company to the Buyer during the period from August 2005 through February 2006.

      The costs of the transaction, which have been paid by the Company, included legal, accounting, tax advice and the cost of the fairness opinion. During the year ended June 30, 2005, the Company incurred
      $111,526 of such costs, which are included in the loss on sale of discontinued operations on the accompanying statement of operations for fiscal year 2005.

      Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company's controlling shareholders have begun negotiations for the sale of their stock to a third-party entity. If such sale takes place, control of the Company will shift to such entity. There can be no assurance that such a sale will take place.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

Note 2 (continued)

      As a result of continued losses, limited cash and other resources and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

      The Company has revised the statement of cash flows for the year ended June 30, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which was previously reported on a combined basis.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting and reporting policies applied on a consistent basis which conforms with accounting principles generally accepted in the United States of America follows:

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

      c.    Marketable Securities

            Investments classified as marketable securities include equity securities that are reported at their fair values. Unrealized gains or losses on these securities are reported as a separate component of accumulated other comprehensive income (loss), net of related tax effects, within stockholders' equity. The Company categorizes all equity securities as available-for-sale.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 3 (continued)

            Investment income consists of interest, dividends and gains and losses on marketable securities. Interest and dividends are recognized when earned. Realized gains and losses on sales, maturities or liquidation of investments in marketable securities are determined on a specific identification basis. Fair values of investments are based on quoted market prices.

      d.    Income Taxes

            The Company follows the asset and liability method of accounting for income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.

      e.    Advertising Costs

            The cost of advertising is expensed when the advertising takes place. The Company incurred $79,013 for advertising costs in fiscal 2005. Such amount was charged to operations.

      f.    Earnings (Loss) Per Common Share

            Basic earnings (loss) per share are based on the weighted-average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted loss per share is the same as basic loss per share, as potential common shares of 448,974 and 921,490, at June 30, 2006 and 2005, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2006 and 2005.

      g.    Accounting for Stock Options

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

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 3 (continued)

            The Company elected to adopt, effective December 31, 2002, only the disclosure provisions of SFAS No. 148 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (see Note 7(e)). Accordingly, compensation expense is not recognized for options granted to employees and to members of the board of directors when such options are granted to board members in their capacity as directors.

            If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted to employees and to members of the board of directors consistent with the "fair value" methodology prescribed by SFAS No. 123, the Company's net loss per share for the years ended June 30, 2006 and 2005 would be increased to the pro forma amounts indicated in the table which follows. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. As of January 13, 2005, upon the sale of the Company's operating business, in accordance with the Company's
            Incentive and Nonqualified Stock Option Plan (the "Plan"), all outstanding unvested employee stock options vested as of that date. As a result, in the following table, the pro forma compensation expense for the year ended June 30, 2005 reflects the effect of the accelerated vesting. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise such options in accordance with the terms of the Company's stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005. Accordingly, the only options outstanding subsequent to April 13, 2005 are those that had been granted to directors, consultants and advisors.

                                                                                          2006          2005
                                                                                        ----------    ---------

Net loss
    As reported                                                                         $  (92,804)   $(812,341)
    Deduct: Total stock-based employee compensation
                 expense determined under fair value-based method for all awards, net
                 of related tax effects                                                                 (63,448)
                                                                                        ----------    ---------

    Pro forma net loss                                                                  $  (92,804)   $(875,789)
                                                                                        ==========    =========

Net loss per common share
    Basic and diluted - as reported                                                     $        (.01)$    (.09)
    Basic and diluted - pro forma                                                       $        (.01)$    (.10)

            No options were granted to consultants for the years ended June 30, 2006 and 2005.

      h.    Effect of Recently Issued Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123R, Share-based Payment ("SFAS No.123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the annual reporting period that begins after December 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal year 2007. The adoption of this statement is not expected to have a material impact on the financial statements of the Company. See Accounting for Stock Options above for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive loss, net of tax effects, are as follows:

                                                           2006         2005
                                                          --------    ---------

Net loss                                                  $(92,804)   $(812,341)
                                                          --------    ---------

Unrealized gain on marketable securities, net
    of tax effects of $0 in 2006 and 2005, respectively
      Unrealized gains arising in period
      Reclassification adjustment - loss included in
          net loss                                                      (51,422)
                                                          --------    ---------

           Net unrealized gain                                          (51,422)
                                                          --------    ---------

Comprehensive loss                                        $(92,804)   $(863,763)
                                                          ========    =========

NOTE 5 - MARKETABLE SECURITIES

      Proceeds on sales of marketable securities were $231,461 for the year ended June 30, 2005. During fiscal 2005, gross gains of $45,701 and gross losses of $0 were realized on these sales.

      Activities related to marketable securities in the accompanying statements of operations are reported in discontinued operations for the year ended June 30, 2005. There were no such activities subsequent to January 13, 2005.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 6 - INCOME TAXES

     Temporary differences which give rise to deferred taxes are summarized as follows:

                                                             2006            2005
                                                          -----------    -----------
Deferred tax assets
    Net operating, capital and other loss carryforwards   $ 3,494,400    $ 3,385,300
    Other                                                      43,000         43,000
                                                          -----------    -----------

             Net deferred tax asset before
                valuation allowance                         3,537,400      3,428,300

Valuation allowance                                        (3,537,400)    (3,428,300)
                                                          -----------    -----------

             Net deferred tax asset                       $        --    $        --
                                                          ===========    ===========

      The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

      The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                  2006       2005
                                              ---------    ---------
Benefit at statutory rate                     $ (31,553)   $(201,815)
State and local benefit, net of Federal tax      (5,568)     (46,973)
Nondeductible expenses and other - net          (71,979)      49,788
Increase in the valuation allowance             109,100      199,000
                                              ---------    ---------

                                              $       -    $       -
                                              =========    =========

      At June 30, 2006, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $8,984,800, expiring from 2012 through 2026. Additionally, the Company has a net capital loss carryforward for Federal income tax reporting purposes at June 30, 2006 of approximately $284,293 which expires from 2007 through 2009. No income taxes were paid in the years ended June 30, 2006 and 2005.

      Under current tax law, the utilization of net operating losses will be restricted if significant changes in the Company's ownership were to occur. In addition, their use is limited to future earnings of the Company.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 7 - STOCKHOLDERS' EQUITY

      a.    Preferred Stock

            The Company's board of directors has authorized 5,000,000 shares of $.001 par value preferred stock.

      b.    Treasury Stock

            On March 12, 2004, the Company extended its March 1998 purchase plan (the "Purchase Plan"), pursuant to which the number of shares of common stock of the Company eligible for purchase under the Purchase Plan remained at an aggregate of 1,600,002 shares. The Purchase Plan expired on March 12, 2005. There were no purchases during the years ended June 30, 2006 and 2005. As of June 30, 2006, the Company had purchased an aggregate of 252,498 shares under the Purchase Plan for a total cost of $83,918.

      c.    Stock Option Plan

            The Company had an Incentive and Nonqualified Stock Option Plan (the "Plan") for employees, officers, directors, consultants and advisors of the Company, pursuant to which the Company had been able to grant options to purchase up to 7,500,000 shares of the Company's common stock. The Plan was administered by the board of directors, which had the authority to designate the number of shares to be covered by each award and the vesting schedule of such award, among other terms. The option period during which an option may be exercised was not to exceed ten years from the date of grant and was subject to such other terms and conditions of the Plan. Unless the board of directors provided otherwise, option awards terminated when a participant's employment or services ended, except that a participant could have exercised an option to the extent that it was exercisable on the date of termination for a period of time thereafter. The Plan terminated automatically on April 1, 2006. The outstanding stock options as of April 1, 2006 are exercisable through the termination date of each option agreement.

            In accordance with the Plan, all unvested employee stock options vested as of the date of the sale of the ADR business on January 13, 2005. As the Company did not retain any employees subsequent to the sale, all employee options expired at the close of business on April 13, 2005 unless they were exercised prior thereto. Accordingly, the only options outstanding subsequent to April 13, 2005 are those that had been granted to directors, consultants and advisors.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 7 (continued)

            The Company's stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2006 and 2005 are summarized as follows:

                                                                   2006                             2005
                                                      ---------------------------     -----------------------------
                                                                         Weighted-                        Weighted-
                                                                          average                          average
                                                                         exercise                         exercise
                                                         Shares            price          Shares             price
                                                         ------            -----          ------             -----

          Outstanding at beginning of year               448,974           $1.42        5,762,776           $0.49
          Awards granted
          Awards exercised                                                             (1,480,000)          $0.04
          Awards canceled/forfeited                                                    (3,833,802)          $0.55
                                                      ------------------               ----------

          Outstanding at end of year                     448,974           $1.42          448,974           $1.42
                                                      ===========                         =======

          Options exercisable at year-end                448,974           $1.42          448,974           $1.42
                                                      ==========                          =======

          Weighted-average fair value of options
             granted during the year

            The  following   information  applies  to  options  outstanding  and
            exercisable at June 30, 2006:

                                                           Outstanding                           Exercisable
                                          -------------------------------------------     ----------------------------
                                                           Weighted-
                                                            average         Weighted-                        Weighted-
                                                           remaining         average                          average
                                             Number         life in          exercise         Number          exercise
          Range of exercise prices         outstanding        years            price        exercisable         price
          ------------------------         -----------   ------------    ------------       -----------   -----------
              $ 0.05 - $  0.11                150,000         7.50             $0.08           150,000          $0.08
              $ 0.15 - $  0.20                 39,990         5.62             $0.18            39,990          $0.18
              $ 0.68 - $  0.79                 29,994         0.78             $0.70            29,994          $0.70
              $ 0.84 - $  1.50                 91,998         0.97             $1.03            91,998          $1.03
              $ 2.46 - $ 5.00                 136,992         1.33             $3.66           136,992          $3.66
                                              -------                                          -------

                                              448,974                                          448,974
                                              =======                                          =======

            Stock option awards were granted at prices equal to or above the closing bid price on the date of grant. No options were granted during the years ended June 30, 2006 and 2005. During the year ended June 30, 2005, a total of 1,480,000 options were exercised by the Company's President, Chief Financial Officer and Director of Information Technology at exercise prices ranging from $0.042 to $0.046 per share. No options were exercised during the year ended June 30, 2006. As of June 30, 2006, there were no shares available for granting of options under the Plan as the plan automatically terminated on April 1, 2006.

            The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 7 (continued)


      d.    Common Stock Reserved

            At June 30, 2006, the Company reserved for issuance 448,974 shares of its common stock for the remaining options still outstanding and exercisable pursuant to the Company's stock option plan. See Note 7(c) above.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

      On January 13, 2005, the Company sold its ADR business to National Arbitration and Mediation, Inc., a company owned by the Company's chief executive officer, Roy Israel. See Note 2.

      As part of the agreement of sale, the Buyer agreed to contribute accounting services to the Company after the sale of the ADR business. The value of services performed during the year ended June 30, 2006 and from January 14, 2005 through June 30, 2005 was $33,000 and $12,750, respectively. Charges of such amounts have been imputed to general and administrative expenses in the accompanying statements of operations with equivalent offsets to additional paid-in capital.

      Prior to the sale of the ADR business on January 13, 2005, certain members of the board of directors performed services as hearing officers for the benefit of the Company. The related expenditure for these services for the year ended June 30, 2005 was $25,176. Such amount is included in the loss from operations of the discontinued business for fiscal year 2005.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      In connection with the sale of the ADR business, the Buyer assumed the current and future commitments of the Company. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. To the extent that the Company was not released from its commitments, the Buyer has guaranteed any and all payments arising therefrom. The Company remained contingently liable for payables and other obligations assumed by the Buyer of approximately $127,100 as of June 30, 2006.

      Rent expense amounted to $112,716 for the year ended June 30, 2005, net of sublease income of $40,046. Such amounts are included in the loss from operations of the discontinued business for fiscal year 2005.

NOTE 10 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      At June 30, 2006, the Company's financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The fair values of these cash and cash equivalents, accounts payable and accrued expenses approximated carrying values because of the short-term nature of these instruments.

                     clickNsettle.com, Inc. and Subsidiaries

                             June 30, 2006 and 2005

NOTE 11 - CREDIT CONCENTRATIONS

      Financial   instruments   that   potentially   subject   the   Company  to
      concentrations of credit risk consist principally of cash and cash equivalents.

      The Company's cash and cash equivalents at North Fork Bank consist primarily of demand deposits and a money market fund. As of June 30, 2006, such amounts on deposit were within the Federally insured limits. Additionally, the Company maintains other money market accounts at Merrill Lynch, Pierce, Fenner & Smith Inc. This institution insures such balances against its financial failure. Additionally, SIPC (The Securities Investor Protection Corporation) protects securities in the account up to $500,000. As of June 30, 2006, the Company's cash and cash equivalents were within these insured limits.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth the names, ages and positions of all directors and executive officers. A summary of the background and experience of each of these individuals is set forth after the table.

Name                          Age     Position
Roy Israel                    46      Chief Executive Officer, President and
                                      Chairman of the Board of Directors
Kenneth G. Geraghty           55      Director
Randy Gerstenblatt            47      Director
Corey J. Gottlieb             43      Director
Willem F. Specht              45      Director
Patricia Giuliani-Rheaume     48      Vice President, Chief Financial Officer
                                       and Treasurer

                  ROY ISRAEL has been our Chairman of the Board of Directors, Chief Executive Officer, and President since February 1994. Currently, Mr. Israel is the President and Chief Executive Officer of National Arbitration and Mediation, Inc.

                  PATRICIA GIULIANI-RHEAUME has been our Vice President, Chief Financial Officer, and Treasurer since February 1997. Currently, Ms. Giuliani-Rheaume is the Vice President and Chief Financial Officer of National Arbitration and Mediation, Inc.

                  WILLEM F. SPECHT was our Director of Information Technology since May 1998 and previously held the position of Systems Analyst with us since April 1995. Upon the sale of the Company's sole operating business on January 13, 2005, Mr. Specht resigned his position as Director of Information Technology from the Company. Currently, Mr. Specht is the Director of Information Technology of National Arbitration and Mediation, Inc.

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

                  RANDY GERSTENBLATT has been the Senior Vice President of Corporate Alliances at Six Flags, Inc. since January 2006. Prior to holding this position, Mr. Gerstenblatt was Senior Vice President of ESPN/ABC Sports Customer Marketing and Sales from October 2000 through January 2006 and was Vice President of ESPN Customer Marketing and Sales from January 2000 through October 2000.

                  COREY J. GOTTLIEB has been the Chief Operating Officer of National Arbitration and Mediation, Inc. since May 2006. Prior to holding this position, Mr. Gottlieb was the President/CEO of Targeted Media Partners LTD, a sales, marketing and consulting company for established and start-up ventures in the commercial advertising sector. From January 1998 through August 2001, Mr. Gottlieb was the Senior Vice President & National Sales Manager for Transportation Displays Incorporated (TDI).

Audit Committee

            Since January 13, 2005, when the Company sold its sole operating business, the entire Board has been responsible for the Audit Committee function. As such, under the definition of "independence" as set forth in NASDAQ Marketplace Rule 4350, we do not have a fully independent audit committee. As our common stock is traded via the Over-the-Counter Bulletin Board and is not listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee. In addition, Kenneth G. Geraghty has been designated as our audit committee financial expert. Mr. Geraghty is an executive officer of a company that is an affiliate of a holder of 13% of our stock and, as such, Mr. Geraghty may be considered an affiliate of our company and thereby deemed not to be independent. Mr. Geraghty disclaims beneficial ownership of such stock and the Board of Directors concluded that they believe Mr. Geraghty to be independent.

Compliance with Section 16(a) of the Exchange Act

            Based solely on our review of copies of Forms 3 and 4 received by us and representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2006, there was compliance with Section 16 (a) filing requirements applicable to our officers and directors.

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

Compensation Committee

            Since January 13, 2005, when the Company sold its sole operating business, there have been no employees of the Company and, therefore, there is no need for a Compensation Committee.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

                  The following summarizes the aggregate compensation paid during fiscal year 2006 to our Chief Executive Officer and any officer who earned more than $100,000 in salary and bonus (the "Named Persons"). No executive compensation was paid by the Company for periods subsequent to January 13, 2005. As such, the amounts shown below for fiscal year 2005 represents the aggregate compensation paid for fiscal year 2005 and reflects amounts for the period from July 1, 2004 through January 13, 2005, the date of the sale of the Company's sole operating business. The value of services contributed by Mr. Israel subsequent to January 13, 2005 and through June 30, 2006 has neither been quantified nor imputed as it was deemed to be immaterial. See Note 8 to the consolidated financial statements.

                           Summary Compensation Table


                                                            Annual                  Long Term
                                                         Compensation             Compensation
                                                         ------------             ------------

Name and
                                                                                     Securities
                                                                      Other Annual   Underlying           All Other
Principal Position         Year            Salary        Bonus        Compensation   Options          Compensation
-------------------   -------------    ------------  -----------      ------------   --------         ------------
Roy Israel,
President, Chief           2006
Executive Officer
and Chairman of the        2005       $157,530                         $16,480 (1)                    $  14,110 (2)
Board
                           2004       $321,631                         $22,907 (1)       230,000      $  14,110 (2)
--------------------- --------------- --------------- --------------- --------------- --------------- ---------------

(1) Such amount represents tax gross ups for Mr. Israel for medical, life and disability payments.
(2) Such amount represents premium payments on life insurance policies for the named executive officer.

                       Options Granted in Last Fiscal Year

There were no options granted to officers of the Company during the year ended June 30, 2006.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Mr. Israel exercised 1,200,000 options during the fiscal year ended June 30, 2005. There were no options exercised during the fiscal year ended June 30, 2006. All outstanding employee options (including options owned by officers) expired on April 13, 2005.

Employment Contracts and Termination of Employment and Change In Control Arrangements

            No executive officer has an employment agreement with the Company.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of September 7, 2006, certain information with respect to the beneficial ownership of each class of our voting equity securities by each director and director nominee, beneficial owners of 5% or more of our common stock, the Named Persons and all our directors and executive officers as a group:(1)

                                              Amount and Nature of    Percent of
          Name of Beneficial Owner(2)        Beneficial Ownership(3)   Total
-------------------------------------        -----------------------   ---------

Roy Israel(4)                                        3,525,788             35.5%
President, Chief Executive Officer
and Chairman of the Board

Willem F. Specht                                       140,000              1.4%
Director

Corey J. Gottlieb (5)                                   54,998                 *
Director

Randy Gerstenblatt (6)                                  35,396                 *

Director

Kenneth G. Geraghty (7)                              1,352,464             13.6%

Director

Patricia A. Giuliani-Rheaume                           140,000              1.4%
Vice President, Chief Financial Officer and
Treasurer

ISO Investment Holdings, Inc.                        1,322,464             13.3%

M. D.  Sabbah (8)                                      585,000              5.9%

Jay Gottlieb (9)                                       539,543              5.4%

All Officers and Directors as a Group                5,248,646             52.3%
(6 persons) (4)(5)(6)(7)

----------
*Less than one percent (1%).

(1) Applicable percentage of ownership is based on 9,929,056 shares of our common stock, which were outstanding on September 7, 2006, plus, for each person or group, any securities that person or group has the right to acquire within sixty (60) days pursuant to options and warrants.

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

(4) Includes 123,806 shares owned by Mr. Israel's wife, Carla Israel, the Secretary of our company. Mr. Israel disclaims beneficial ownership as to such securities.

(5) Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

(6) Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

(7) Includes options to purchase 30,000 shares of our common stock, which are vested and exercisable. The common shares are owned by ISO Investment Holdings, Inc. Mr. Geraghty, the Chairman, Director and President of ISO Investment Holdings, Inc., disclaims beneficial ownership of these securities.

(8) This information was taken from an Amendment to Form 13D filed by M.D. Sabbah on June 2, 2000. We are not aware of any subsequent filings with the SEC after this date.

(9)   This information was taken from Form 13G filed May 23, 2006.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since our inception, there have not been any material transactions between us and any of our officers and directors, except as set forth herein. On January 13, 2005, the Company sold its ADR business to National Arbitration and Mediation, Inc., a company affiliated with the Company's CEO, Roy Israel. See
Note 2 to the Financial Statements for additional details. Furthermore, the Buyer agreed to provide accounting services to the Company after the sale of the ADR business with no cash outlay by the Company. The value of the services performed for the year ended June 30, 2006 and for the period from January 14, 2005 through June 30, 2005 was $33,000 and $12,750, respectively, and is included in general and administrative expenses in the accompanying statements of operations. Additionally, certain former members of the board of directors performed services as hearing officers through their respective law firms for the benefit of the Company through January 13, 2005. The related expenditure for these services for the year ended June 30, 2005 was $25,176. Carla Israel, who was our Sales Supervisor through January 13, 2005 and still remains the Secretary of the Company, is the wife of Roy Israel, our CEO. Her compensation from July 1, 2004 through January 13, 2005 was $37,869. She also received a car allowance (including insurance) of $4,282 from July 1, 2004 through January 13, 2005. Upon the sale of the ADR business, Ms. Israel no longer received any compensation from the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Certificate of Incorporation, as amended  (1)
3.1 (d)           Certificate of Amendment of Certificate of Incorporation (3)
3.1 (e)           Certificate of Amendment of Certificate of Incorporation,
                  as amended (4)
3.1 (f)           Certificate of Amendment of Certificate of Incorporation,
                  second amendment (5)
3.2               By-Laws of the Company, as amended (2)
10.1              1996 Stock Option Plan, amended and restated (2)
23.1              Consent of BP Audit Group, PLLC**
31.1              Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2              Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1              Section 1350 Certification (CEO)**
32.2              Section 1350 Certification (CFO)**

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

**    Filed herewith.

B. Reports on Form 8-K:
None.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed or to be billed by our independent auditors, BP Audit Group, PLLC, for the fiscal years ended June 30, 2006 and 2005:

                                                               FY 2006   FY 2005
                                                               -------   -------
Audit fees and quarterly reviews                               $27,679   $40,251
Financial information systems design and implementation fees
All other fees:
         Tax return preparation                                  6,500     7,910
         Audit related services
         Non-audit related services
                                                               -------   -------
              Total Fees                                       $34,179   $48,161
                                                               -------   -------

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

                             clickNsettle.com, Inc.

Date:   September 18, 2006                By: /s/ Roy Israel
                                              -----------------------------
                                              Roy Israel, Chairman of the
                                              Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   September 18, 2006                By: /s/ Roy Israel
                                              -----------------------------
                                              Roy Israel, Chairman of the
                                              Board, CEO and President

Date:   September 18, 2006                By: /s/ Patricia Giuliani-Rheaume
                                              -----------------------------
                                              Patricia Giuliani-Rheaume,
                                              Vice President, Chief Financial
                                              Officer and Treasurer

Date:   September 18, 2006                By: /s/ Kenneth G. Geraghty
                                              -----------------------------
                                              Kenneth G. Geraghty, Director

Date:    September 18, 2006               By: /s/ Randy Gerstenblatt
                                              -----------------------------
                                              Randy Gerstenblatt, Director

Date:    September 18, 2006               By: /s/ Corey J. Gottlieb
                                              -----------------------------
                                              Corey J. Gottlieb, Director

Date:    September 18, 2006               By: /s/ Willem F. Specht
                                              -----------------------------
                                               Willem F. Specht, Director