Form 10QSB
period 2006-09-30
CLICKNSETTLE COM INC
filed 2006-11-09
CIK 925741

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

                For the quarterly period ended September 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 9, 2006, 9,929,212 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format   Yes |_|  No |X|

                             CLICKNSETTLE.COM, INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----


ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets at September 30, 2006 (unaudited)
           and June 30, 2006                                                   3

          Statements of Operations for the three month periods
           ended September 30, 2006 and 2005 (unaudited)                       4

          Statements of Changes in Stockholders' Equity
           for the three month periods ended September 30,
           2006 and 2005 (unaudited)                                           5

          Statements of Cash Flows for the three month periods
           ended September 30, 2006 and 2005 (unaudited)                       6

          Notes to Financial Statements                                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                           8

ITEM 3.  CONTROLS AND PROCEDURES                                              12

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                          15
                             clickNsettle.com, Inc.
                                 BALANCE SHEETS

                                                                    September 30,        June 30,
                                                                         2006               2006
                                                                    -------------    -----------------
                                                                                       (derived from
                                                                                     audited financial
                                                                                        statements)
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $     108,003    $         129,220
  Prepaid expenses and other current assets                                 6,999               12,278
                                                                    -------------    -----------------

                                                                    $     115,002    $         141,498
                                                                    =============    =================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $       2,831    $           8,073
  Accrued expenses and other liabilities                                   12,520               16,500
                                                                    -------------    -----------------

    Total current liabilities                                              15,351               24,573
                                                                    -------------    -----------------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 5,000,000 shares authorized;
    0 shares issued
  Common stock - $.001 par value; 25,000,000 shares authorized;
    10,181,704 shares issued                                               10,182               10,182
  Additional paid-in capital                                           10,220,557           10,212,757
  Accumulated deficit                                                 (10,047,170)         (10,022,096)
  Common stock in treasury at cost,  252,492 shares                       (83,918)             (83,918)
                                                                    -------------    -----------------

    Total stockholders' equity                                             99,651              116,925
                                                                    -------------    -----------------

                                                                    $     115,002    $         141,498
                                                                    =============    =================

The accompanying notes are an integral part of these statements.

                             clickNsettle.com, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three months ended September 30,
                                                              2006          2005
                                                          -----------   -----------

Net revenues                                                       --            --

General and administrative expenses                       $    26,392        40,853

Interest income, net                                            1,318         1,398
                                                          -----------   -----------

                          NET LOSS                        $   (25,074)  $   (39,455)
                                                          ===========   ===========

Net loss per common share - basic and diluted             $     (0.00)  $     (0.00)
                                                          ===========   ===========

Weighted-average shares outstanding - basic and diluted     9,929,212     9,929,056
                                                          ===========   ===========

The accompanying notes are an integral part of these statements.

                         clickNsettle.com, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           Three months ended September 30, 2006 and 2005 (unaudited)

                                              Common stock         Additional                     Common          Total
                                          ---------------------     paid-in      Accumulated     stock in     stockholders'
                                            Shares      Amount      capital        deficit       treasury        equity
                                          ----------   --------   ------------   ------------    ---------    -------------

Balances at July 1, 2005                  10,181,554   $ 10,182   $ 10,179,757   $ (9,929,292)   $ (83,918)   $     176,729
Imputed contribution to capital for
  accounting services provided by Buyer                                 20,000                                       20,000
Net loss                                                                              (39,455)                      (39,455)

                                          ----------   --------   ------------   ------------    ---------    -------------
Balances at September 30, 2005            10,181,554   $ 10,182   $ 10,199,757   $ (9,968,747)   $ (83,918)   $     157,274
                                          ==========   ========   ============   ============    =========    =============

Balances at July 1, 2006                  10,181,554   $ 10,182   $ 10,212,757   $(10,022,096)   $ (83,918)   $     116,925
Increase in shares issued due to
  reconciliation with transfer agent             150
Imputed contribution to capital for
  accounting services provided by Buyer                                  7,800                                        7,800
Net loss                                                                              (25,074)                      (25,074)

                                          ----------   --------   ------------   ------------    ---------    -------------
Balances at September 30, 2006            10,181,704   $ 10,182   $ 10,220,557   $(10,047,170)   $ (83,918)   $      99,651
                                          ==========   ========   ============   ============    =========    =============

The accompanying notes are an integral part of these statements.

                             clickNsettle.com, Inc.
                      STATEMENTS OF CASH FLOWS (unaudited)
                        Three months ended September 30,

                                                                                         2006         2005
                                                                                      ---------    ---------

Cash flows from operating activities
   Net loss                                                                           $ (25,074)   $ (39,455)
   Adjustments to reconcile net loss  to net cash used in operating activities
      Imputed contribution to capital for accounting services provided by Buyer           7,800       20,000
      Changes in operating assets and liabilities
         Decrease in prepaid expenses and other current assets                            5,279       16,996
         (Decrease) in amount due to related party buyer of discontinued operations          --     (429,100)
         (Decrease) in accounts payable, accrued expenses and other liabilities          (9,222)     (50,630)
                                                                                      ---------    ---------
      Net cash used in operating activities                                             (21,217)    (482,189)

Cash flows from investing activities
                                                                                      ---------    ---------
       Net cash provided by investing activities                                             --           --
                                                                                      ---------    ---------

Cash flows from financing activities
                                                                                      ---------    ---------
       Net cash provided by financing activities                                             --           --
                                                                                      ---------    ---------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (21,217)    (482,189)

Cash and cash equivalents at beginning of period                                        129,220      870,684

                                                                                      ---------    ---------
Cash and cash equivalents at end of period                                            $ 108,003    $ 388,495
                                                                                      =========    =========

The accompanying notes are an integral part of these statements.

                             CLICKNSETTLE.COM, INC.
                          Notes to Financial Statements
           Three months ended September 30, 2006 and 2005 (Unaudited)

1. The balance sheet as of September 30, 2006 and the related statements of operations for the three month periods ended September 30, 2006 and 2005 have been prepared by clickNsettle.com, Inc. without audit. In the opinion of management, all adjustments necessary to present fairly the financial statements as of September 30, 2006 and for the periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2006 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the June 30, 2006 financial statements.

As a result of continued losses, limited cash and other resources and the uncertainty as to the Company's ability to effect a merger or a similar transaction with the intent to acquire a different operating business (see Note
2), there is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included a going concern paragraph in their report on the June 30, 2006 and 2005 financial statements which have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

2. On January 13, 2005, the Company sold the assets of its dispute resolution business (the "ADR business") to National Arbitration and Mediation, Inc. (the "Buyer"), a company owned by the Company's Chief Executive Officer, Roy Israel. In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer has guaranteed the payments due on the remainder of the Company's automobile lease and paid all the remaining payments on the lease of a postage meter. The Company remained contingently liable for payables and other obligations assumed by the Buyer of approximately $115,200 as of September 30, 2006.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

3. Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings (loss) per share is the same as basic earnings (loss) per share as potential common shares of 433,974 and 448,974 at September 30, 2006 and 2005, respectively, would be antidilutive, as the Company incurred net losses for the three month periods ended September 30, 2006 and 2005.

4. In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (R), "Share-based Payment" ("SFAS No. 123R"). SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123
(R), only certain pro forma disclosures of fair value were required. The Company adopted SFAS No. 123 (R) as of July 1, 2006. The adoption of this statement did not have a material impact on the financial statements of the Company as the Company has not issued any stock options since June 30, 2004. Additionally, the Company's Incentive and Nonqualified Stock Option Plan automatically terminated on April 1, 2006 and therefore no additional options may be issued pursuant to this Plan.

5.  There are no items of  comprehensive  income  (loss)  other  than net income
(loss).


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

                                  RISK FACTORS

         We face risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occur, our financial condition or results of operations could be adversely affected. These risks should be read in conjunction with the other information set forth in this report.

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

Our Current Stockholders Have the Ability to Exert Significant Control

         Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,212 shares of common stock outstanding as of November 9, 2006. Of that number, Mr. Israel, our CEO, beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

                              RESULTS OF OPERATIONS

Overview

         Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a different operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

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

         However, due to the Company's limited financial resources, the scope and number of suitable business venture candidates available is limited. The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of its products or marketing concepts, the merits of its technology and numerous other factors. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, the Company may incur risk due to the failure of the target's management to be effective or the failure to establish a market for the target's products or services or the failure to realize profits.

Acquisition of a Business

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Typically, in these transactions, which are commonly called reverse merger acquisitions, voting control of the merged company changes from the stockholders of the pre-existing public company to those of the previously privately owned company. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders immediately preceding the transaction.


First Quarter Ended September 30, 2006 Compared to First Quarter Ended September 30, 2005

         General and administrative expenses. General and administrative expenses declined to $26,392 for the three months ended September 30, 2006 from $40,853 for the three months ended September 30, 2005. In general, the Company incurred such expenses in order to maintain its existence as a publicly traded entity including its public reporting obligations even though no revenues are being generated. Such expenses include insurance, audit, legal fees and the cost of accounting services that were contributed by National Arbitration and
Mediation, Inc. ("the Buyer") pursuant to the purchase agreement. Such accounting services, valued at $7,800 for the quarter ended September 30, 2006 and $20,000 for the quarter ended September 30, 2005, were performed from July 1 through September 30 of each respective year and included the preparation of the annual financial statements and related Securities and Exchange Commission (the "SEC") filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. The cost of the accounting services declined as less time was spent in the current year period as the Company had pure shell operations as opposed to in the prior year period when the financial statements being issued at that time included operations and the sale of the ADR business.

         Interest income, net. Net interest income remained relatively unchanged at $1,318 for the quarter ended September 30, 2006 from $1,398 for the quarter ended September 30, 2005.

         Income Taxes. Tax benefits resulting from net losses incurred for the three months ended September 30, 2006 and 2005 were not recognized as the Company's annual effective tax rate was estimated to be 0%.

         Net Loss. For the three months ended September 30, 2006, we had a net loss of $25,074 as compared to a net loss of $39,455 for the three months ended September 30, 2005. The loss decreased as the Company was able to secure reduced fees for professional services, etc., and reduced its insurance coverage as it no longer has an operating business.

Liquidity and Capital Resources

         At September 30, 2006, the Company had a working capital surplus of $99,651 as compared to $116,925 at June 30, 2006. The decrease in working capital occurred primarily as a result of the net loss. The Company has no operating business.

         Net cash used in operating activities was $21,217 for the three months ended September 30, 2006 versus $482,189 for the three months ended September 30, 2005. Cash used in operations decreased by $460,972 principally because, in the prior period, the Company paid down a large portion of the amount due to the Buyer of the ADR operations in August 2005.

         In both periods, there was no net cash provided by/used by investing activities nor was there any net cash provided by/used by financing activities.

         Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a different operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

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

                                           clickNsettle.com, Inc.


Date:   November 9, 2006          By: /s/_Roy Israel
                                      ------------------------------------------
                                  Roy Israel, Chairman of the
                                  Board, CEO and President

Date:   November 9, 2006          By: /s/ Patricia Giuliani-Rheaume
                                      ------------------------------------------
                                      Patricia Giuliani-Rheaume, Vice President,
                                      Chief Financial Officer and Treasurer