Form 10QSB
period 2006-12-31
CLICKNSETTLE COM INC
filed 2007-02-08
CIK 925741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 8, 2007, 9,929,212 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes  ☐ No ☒

CLICKNSETTLE.COM, INC.

clickNsettle.com, Inc.
BALANCE SHEETS

	December 31,	June 30,
	2006	2006
		(derived from
		audited financial
		statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$97,177	$129,220
Prepaid expenses and other current assets	4,992	12,278

	$102,169	$141,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$550	$8,073
Accrued expenses and other liabilities	15,750	16,500

Total current liabilities	16,300	24,573

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 5,000,000 shares authorized; 0 shares issued
Common stock - $.001 par value; 25,000,000 shares authorized; 10,181,704 shares issued	10,182	10,182
Additional paid-in capital	10,224,557	10,212,757
Accumulated deficit	(10,064,952)	(10,022,096)
Common stock in treasury at cost, 252,492 shares	(83,918)	(83,918)

Total stockholders' equity	85,869	116,925

	$102,169	$141,498

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Net revenues	-	-	-	-

General and administrative expenses	$18,723	21,924	$45,115	$62,777

Interest income, net	941	1,199	2,259	2,597

NET LOSS	$(17,782)	$(20,725)	$(42,856)	$(60,180)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average shares outstanding - basic and diluted	9,929,212	9,929,056	9,929,212	9,929,056

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six months ended December 31, 2006 and 2005 (unaudited)

			Additional		Common	Total
	Common stock		paid-in	Accumulated	stock in	stockholders'
	Shares	Amount	capital	deficit	treasury	equity
Balances at July 1, 2005	10,181,554	$10,182	$10,179,757	$(9,929,292)	$(83,918)	$176,729
Imputed contribution to capital for accounting services provided by Buyer			25,000			25,000
Net loss				(60,180)		(60,180)

Balances at December 31, 2005	10,181,554	$10,182	$10,204,757	$(9,989,472)	$(83,918)	$141,549

Balances at July 1, 2006	10,181,554	$10,182	$10,212,757	$(10,022,096)	$(83,918)	$116,925
Increase in shares issued due to reconciliation with transfer agent	150
Imputed contribution to capital for accounting services provided by Buyer			11,800			11,800
Net loss				(42,856)		(42,856)

Balances at December 31, 2006	10,181,704	$10,182	$10,224,557	$(10,064,952)	$(83,918)	$85,869

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended December 31,

	2006	2005

Cash flows from operating activities
Net loss	$(42,856)	$(60,180)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed contribution to capital for accounting services provided by Buyer	11,800	25,000
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	7,286	4,796
(Decrease) in amount due to related party buyer of discontinued operations	-	(614,891)
(Decrease) in accounts payable, accrued expenses and other liabilities	(8,273)	(72,285)
Net cash used in operating activities	(32,043)	(717,560)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,043)	(717,560)

Cash and cash equivalents at beginning of period	129,220	870,684

Cash and cash equivalents at end of period	$97,177	$153,124

The accompanying notes are an integral part of these statements.

CLICKNSETTLE.COM, INC.
Notes to Financial Statements
Six months ended December 31, 2006 and 2005 (Unaudited)

1. The balance sheet as of December 31, 2006 and the related statements of operations for the three and six month periods ended December 31, 2006 and 2005 have been prepared by clickNsettle.com, Inc. without audit. In the opinion of management, all adjustments necessary to present fairly the financial statements as of December 31, 2006 and for the periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the operating results expected for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the June 30, 2006 financial statements.

As a result of continued losses, limited cash and other resources and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business (see Note 2), there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2006 and 2005 financial statements which have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

2. On January 13, 2005, the Company sold the assets of its dispute resolution business (the “ADR business”) to National Arbitration and Mediation, Inc. (the “Buyer”), a company owned by the Company’s Chief Executive Officer, Roy Israel. In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer paid all the remaining payments on leases of a Company automobile and of a postage meter. The Company remained contingently liable for payables and other obligations assumed by the Buyer of approximately $106,500 as of December 31, 2006.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

3. Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings (loss) per share is the same as basic earnings (loss) per share as potential common shares of 413,974 and 448,974 at December 31, 2006 and 2005, respectively, would be antidilutive, as the Company incurred net losses for the three and six month periods ended December 31, 2006 and 2005.

4. In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (R), “Share-based Payment” (“SFAS No. 123R”). SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. The Company adopted SFAS No. 123 (R) as of July 1, 2006. The adoption of this statement did not have a material impact on the financial statements of the Company as the Company has not issued any stock options since June 30, 2004. Additionally, the Company’s Incentive and Nonqualified Stock Option Plan automatically terminated on April 1, 2006 and therefore no additional options may be issued pursuant to this Plan.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate that the adoption of SAB No. 108 will have a material impact on its financial statements.

5. There are no items of comprehensive income (loss) other than net income (loss).

6. On January 31, 2007, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Delaware, pursuant to which the Company increased the number of authorized shares of its common stock from 25 million to 300 million. In January 2005, the Company’s shareholders had authorized the Board of Directors, in their sole discretion, to make such an increase. The Board of Directors believed it was appropriate to do so at this time in order to facilitate a merger transaction or to acquire a different operating business which the Company has been seeking.

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

The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2006 and 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, limited cash and other resources and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company’s ability to continue as a going concern.

Our Current Stockholders Have the Ability to Exert Significant Control

Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,212 shares of common stock outstanding as of February 8, 2007. Of that number, Mr. Israel, our CEO, beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

However, due to the Company’s limited financial resources, the scope and number of suitable business venture candidates available is limited. The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of its products or marketing concepts, the merits of its technology and numerous other factors. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, the Company may incur risk due to the failure of the target’s management to be effective or the failure to establish a market for the target’s products or services or the failure to realize profits.

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

Second Quarter Ended December 31, 2006 Compared to Second Quarter Ended December 31, 2005

General and administrative expenses. General and administrative expenses declined to $18,723 for the three months ended December 31, 2006 from $21,924 for the three months ended December 31, 2005. In general, the Company incurred such expenses in order to maintain its existence as a publicly traded entity including its public reporting obligations even though no revenues are being generated. Such expenses include insurance, audit, legal fees and the cost of accounting services that were contributed by National Arbitration and Mediation, Inc. (“the Buyer”) pursuant to the purchase agreement. Such accounting services, valued at $4,000 for the quarter ended December 31, 2006 and $5,000 for the quarter ended December 31, 2005, were performed from October 1 through December 31 of each respective year and included the preparation of the quarterly financial statements and related Securities and Exchange Commission (the “SEC”) filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital.

Interest income, net. Net interest income decreased from $1,199 for the quarter ended December 31, 2005 to $941 for the quarter ended December 31, 2005 as the invested balance has declined between the periods.

  Income Taxes. Tax benefits resulting from net losses incurred for the three months ended December 31, 2006 and 2005 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

  Net Loss. For the three months ended December 31, 2006, we had a net loss of $17,782 as compared to a net loss of $20,725 for the three months ended December 31, 2005. The loss decreased as the Company was able to secure reduced fees for professional services, etc., and reduced its insurance coverage as it no longer has an operating business.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

General and administrative expenses. General and administrative expenses declined to $45,115 for the six months ended December 31, 2006 from $62,777 for the six months ended December 31, 2005. In general, the Company incurred such expenses in order to maintain its existence as a publicly traded entity including its public reporting obligations even though no revenues are being generated. Such expenses include insurance, audit, legal fees and the cost of accounting services that were contributed by the Buyer pursuant to the purchase agreement. Such accounting services, valued at $11,800 for the six months ended December 31, 2006 and $25,000 for the six months ended December 31, 2005, were performed from July 1 through December 31 of each respective year and included the preparation of the quarterly and annual financial statements and related SEC filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. The cost of the accounting services declined as less time was spent in the current year period as the Company had pure shell operations as opposed to in the prior year period when the financial statements being issued at that time included operations and the sale of the ADR business.

Interest income, net. Net interest income decreased from $2,597 for the six months ended December 31, 2005 to $2,259 for the six months ended December 31, 2005 as the invested balance has declined between the periods.

  Income Taxes. Tax benefits resulting from net losses incurred for the six months ended December 31, 2006 and 2005 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

  Net Loss. For the six months ended December 31, 2006, we had a net loss of $42,856 as compared to a net loss of $60,180 for the six months ended December 31, 2005. The loss decreased as the Company was able to secure reduced fees for professional services, etc., and reduced its insurance coverage as it no longer has an operating business.

Liquidity and Capital Resources

At December 31, 2006, the Company had a working capital surplus of $85,869 as compared to $116,925 at June 30, 2006. The decrease in working capital occurred primarily as a result of the net loss. The Company has no operating business.

Net cash used in operating activities was $32,043 for the six months ended December 31, 2006 versus $717,560 for the six months ended December 31, 2005. Cash used in operations decreased by $685,517 principally because, in the prior period, the Company paid substantially all of the amount due to the Buyer of the ADR operations during the period from August 2005 through December 2005.

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

As a result of continued losses, limited cash and other resources and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2006 and 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Item 3.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of this quarterly report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures as of December 31, 2006 and have concluded that they are effective. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to December 31, 2006, the last date they were reviewed by our CEO and CFO.

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

(2)	Incorporated herein in its entirety by reference to the Company’s 1998 Annual Report on Form 10-KSB.

(3)	Incorporated herein in its entirety by reference to the Company’s Form 8-K filed on June 21, 2000.

(4)	Incorporated herein in its entirety by reference to the Company’s 2001 Annual Report on Form 10-KSB.

(5)	Incorporated herein in its entirety by reference to the Company’s 2004 Annual Report on Form 10-KSB.

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

clickNsettle.com, Inc.

Date: February 8, 2007	By:	/s/ Roy Israel
Roy Israel, Chairman of the Board, CEO and President

Date: February 8, 2007	By:	/s/ Patricia Giuliani-Rheaume
Patricia Giuliani-Rheaume, Vice President, Chief Financial Officer and Treasurer