Form 10QSB
period 2007-03-31
CLICKNSETTLE COM INC
filed 2007-05-14
CIK 925741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 8, 2007, 9,929,212 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

CLICKNSETTLE.COM, INC.

clickNsettle.com, Inc.
BALANCE SHEETS

	March 31,	June 30,
	2007	2006
		(derived from
		audited financial
		statements)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$89,193	$129,220
Prepaid expenses and other current assets	6,230	12,278

	$95,423	$141,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$632	$8,073
Accrued expenses and other liabilities	20,269	16,500

Total current liabilities	20,901	24,573

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 5,000,000 shares authorized;
0 shares issued
Common stock - $.001 par value; 300,000,000 and 25,000,000 shares
authorized, respectively; 10,181,704 shares issued (See Note 6)	10,182	10,182
Additional paid-in capital	10,228,557	10,212,757
Accumulated deficit	(10,080,299)	(10,022,096)
Common stock in treasury at cost, 252,492 shares	(83,918)	(83,918)

Total stockholders' equity	74,522	116,925

	$95,423	$141,498

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net revenues	-	-	-	-

General and administrative expenses	$16,418	24,034	$61,533	$86,811

Interest income, net	1,071	1,348	3,330	3,945

NET LOSS	$(15,347)	$(22,686)	$(58,203)	$(82,866)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-average shares outstanding - basic and diluted	9,929,212	9,929,056	9,929,212	9,929,056

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended March 31, 2007 and 2006 (unaudited)

			Additional		Common	Total
	Common stock		paid-in	Accumulated	stock in	stockholders'
	Shares	Amount	capital	deficit	treasury	equity
Balances at July 1, 2005	10,181,554	$10,182	$10,179,757	$(9,929,292)	$(83,918)	$176,729
Imputed contribution to capital for accounting services provided by Buyer			29,000			29,000
Net loss				(82,866)		(82,866)

Balances at March 31, 2006	10,181,554	$10,182	$10,208,757	$(10,012,158)	$(83,918)	$122,863

Balances at July 1, 2006	10,181,554	$10,182	$10,212,757	$(10,022,096)	$(83,918)	$116,925
Increase in shares issued due to reconciliation with transfer agent	150
Imputed contribution to capital for accounting services provided by Buyer			15,800			15,800
Net loss				(58,203)		(58,203)

Balances at March 31, 2007	10,181,704	$10,182	$10,228,557	$(10,080,299)	$(83,918)	$74,522

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.
STATEMENTS OF CASH FLOWS (unaudited)
Nine months ended March 31,

	2007	2006
Cash flows from operating activities
Net loss	$(58,203)	$(82,866)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed contribution to capital for accounting services provided by Buyer	15,800	29,000
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	6,048	9,122
(Decrease) in amount due to related party buyer of discontinued operations	-	(622,083)
(Decrease) in accounts payable, accrued expenses and other liabilities	(3,672)	(70,809)
Net cash used in operating activities	(40,027)	(737,636)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,027)	(737,636)

Cash and cash equivalents at beginning of period	129,220	870,684

Cash and cash equivalents at end of period	$89,193	$133,048

The accompanying notes are an integral part of these statements.

CLICKNSETTLE.COM, INC.
Notes to Financial Statements
Nine months ended March 31, 2007 and 2006 (Unaudited)

1. The balance sheet as of March 31, 2007 and the related statements of operations for the three and nine month periods ended March 31, 2007 and 2006 have been prepared by clickNsettle.com, Inc. without audit. In the opinion of management, all adjustments necessary to present fairly the financial statements as of March 31, 2007 and for the periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

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

2. On January 13, 2005, the Company sold the assets of its dispute resolution business (the “ADR business”) to National Arbitration and Mediation, Inc. (the “Buyer”), a company owned by the Company’s Chief Executive Officer, Roy Israel. In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, the Buyer paid all the remaining payments on leases of a Company automobile and of a postage meter. The Company remained contingently liable for payables and other obligations assumed by the Buyer of approximately $102,900 as of March 31, 2007.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

3. Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings (loss) per share are based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted earnings (loss) per share is the same as basic earnings (loss) per share as potential common shares of 413,974 and 448,974 at March 31, 2007 and 2006, respectively, would be antidilutive, as the Company incurred net losses for the three and nine month periods ended March 31, 2007 and 2006.

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

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS/PLAN OF OPERATIONS

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

Our Current Stockholders Have the Ability to Exert Significant Control

Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,212 shares of common stock outstanding as of May 8, 2007. Of that number, Mr. Israel, our CEO, beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

RESULTS/PLAN OF OPERATIONS

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

Third Quarter Ended March 31, 2007 Compared to Third Quarter Ended March 31, 2006

General and administrative expenses. General and administrative expenses declined to $16,418 for the three months ended March 31, 2007 from $24,034 for the three months ended March 31, 2006. In general, the Company incurred such expenses in order to maintain its existence as a publicly traded entity including its public reporting obligations even though no revenues are being generated. Such expenses include audit, legal fees and the cost of accounting services that were contributed by National Arbitration and Mediation, Inc. (“the Buyer”) pursuant to the purchase agreement. Such accounting services, valued at $4,000 for each of the quarters ended March 31, 2007 and 2006, were performed from January 1 through March 31 of each respective year and included the preparation of the quarterly financial statements and related Securities and Exchange Commission (the “SEC”) filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital.

Interest income, net. Net interest income decreased from $1,348 for the quarter ended March 31, 2006 to $1,071 for the quarter ended March 31, 2007 as the invested balance has declined between the periods.

  Income Taxes. Tax benefits resulting from net losses incurred for the three months ended March 31, 2007 and 2006 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

  Net Loss. For the three months ended March 31, 2007, we had a net loss of $15,347 as compared to a net loss of $22,686 for the three months ended March 31, 2006. The loss decreased as the Company was able to secure reduced fees for professional services, etc., and reduced its insurance coverage as it no longer has an operating business.

Nine months Ended March 31, 2007 Compared to Nine months Ended March 31, 2006

General and administrative expenses. General and administrative expenses declined to $61,533 for the nine months ended March 31, 2007 from $88,812 for the nine months ended March 31, 2006. In general, the Company incurred such expenses in order to maintain its existence as a publicly traded entity including its public reporting obligations even though no revenues are being generated. Such expenses include insurance, audit, legal fees and the cost of accounting services that were contributed by the Buyer pursuant to the purchase agreement. Such accounting services, valued at $15,800 for the nine months ended March 31, 2007 and $29,000 for the nine months ended March 31, 2006, were performed from July 1 through March 31 of each respective year and included the preparation of the quarterly and annual financial statements and related SEC filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. The cost of the accounting services declined as less time was spent in the current year period as the Company had pure shell operations as opposed to in the prior year period when the financial statements being issued at that time included operations and the sale of the ADR business.

Interest income, net. Net interest income decreased from $3,945 for the nine months ended March 31, 2006 to $3,330 for the nine months ended March 31, 2007 as the invested balance has declined between the periods.

  Income Taxes. Tax benefits resulting from net losses incurred for the nine months ended March 31, 2007 and 2006 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

  Net Loss. For the nine months ended March 31, 2007, we had a net loss of $58,203 as compared to a net loss of $82,866 for the nine months ended March 31, 2006. The loss decreased as the Company was able to secure reduced fees for professional services, etc., and reduced its insurance coverage as it no longer has an operating business.

Liquidity and Capital Resources

At March 31, 2007, the Company had a working capital surplus of $74,522 as compared to $116,925 at June 30, 2006. The decrease in working capital occurred primarily as a result of the net loss. The Company has no operating business.

Net cash used in operating activities was $40,027 for the nine months ended March 31, 2007 versus $737,636 for the nine months ended March 31, 2006. Cash used in operations decreased by $697,609 principally because, in the prior period, the Company paid all of the amount due to the Buyer of the ADR operations during the period from August 2005 through February 2006. In consideration, the Buyer assumed all current and future liabilities and commitments of the ADR business.

In both periods, there was no net cash provided by/used by investing activities nor was there any net cash provided by/used by financing activities.

Currently, the Company is actively searching for an operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated.

Since the consummation of the sale, the Company has no operating business. We believe that we have sufficient cash to maintain our existence as a publicly reporting shell company over the next twelve months. However, as a result of continued losses, limited cash and other resources and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2006 and 2005 consolidated financial statements which have been prepared assuming the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Item 3. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of this quarterly report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures as of March 31, 2007 and have concluded that they are effective. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to March 31, 2007, the last date they were reviewed by our CEO and CFO.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit
Number	Description of Document
3.1 (a)	Certificate of Incorporation, as amended (1)

3.1 (d)	Certificate of Amendment of Certificate of Incorporation (3)

3.1 (e)	Certificate of Amendment of Certificate of Incorporation, as amended (4)

3.1 (f)	Certificate of Amendment of Certificate of Incorporation, second amendment (5)

3.1 (g)	Certificate of Amendment of Certificate of Incorporation, third amendment (6)

3.2	By-Laws of the Company, as amended (2)

10.1	1996 Stock Option Plan, amended and restated (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**

32.1	Section 1350 Certification (CEO)**

32.2	Section 1350 Certification (CFO)**

(1)
Incorporated herein in its entirety by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-9493, as filed with the Securities and Exchange Commission on August 2, 1996.

(2)	Incorporated herein in its entirety by reference to the Company’s 1998 Annual Report on Form 10-KSB.

(3)	Incorporated herein in its entirety by reference to the Company’s Form 8-K filed on June 21, 2000.

(4)	Incorporated herein in its entirety by reference to the Company’s 2001 Annual Report on Form 10-KSB.

(5)	Incorporated herein in its entirety by reference to the Company’s 2004 Annual Report on Form 10-KSB.

(6)	Incorporated herein in its entirety by reference to the Company’s Form 8-K filed on February 2, 2007.

**	Filed herewith.

Reports on Form 8-K:

Form 8-K was filed on February 2, 2007 by the Company to announce that, on January 31, 2007, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Delaware, pursuant to which the Company increased the number of authorized shares of its common stock from 25 million to 300 million.

Form 8-K was filed on March 16, 2007 by the Company to announce the resignation of a director who was no longer an officer of Insurance Services Office, Inc. (“ISO”) and the nomination and appointment of a new director who is currently employed by ISO. Such actions occurred on March 15, 2007. ISO, a stockholder in the Company, has board rights under its Stock Purchase Agreement dated May 10, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

clickNsettle.com, Inc.

Date: May 10, 2007	By:	/s/ Roy Israel
Roy Israel, Chairman of the Board, CEO and President

Date: May 10, 2007	By:	/s/ Patricia Giuliani-Rheaume
Patricia Giuliani-Rheaume, Vice President, Chief Financial Officer and Treasurer