Form 10KSB
period 2007-06-30
CLICKNSETTLE COM INC
filed 2007-09-21
CIK 925741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐
State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of September 10, 2007 is $382,445.

As of September 10, 2007, 9,929,212 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part I. -- None        Part II. -- None
Part III. -- None

PART I

From time to time, including in this annual report on Form 10-KSB, clickNsettle.com, Inc. (the “Company” or “we”) may publish forward-looking statements relating to our operations as a publicly reporting shell company and prospective merger candidates which may include such matters as anticipated financial performance, business prospects, future operations and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

The Company was formed on January 12, 1994 under the laws of the State of Delaware. On October 31, 1994, we acquired all of the outstanding common stock of our predecessor operating company, which had been formed on February 6, 1992, and was primarily owned by our Chief Executive Officer and President. Our predecessor began operations in March 1992 as a provider of ADR (alternative dispute resolution) services. Our predecessor was merged into the Company as of the end of June 1999. In June 2000, the name of the Company was changed from NAM Corporation to clickNsettle.com, Inc.

On January 13, 2005, the Company sold the assets of its dispute resolution business (the “ADR business”) to National Arbitration and Mediation, Inc. (“NAMI”), a company owned by the Company’s Chief Executive Officer, Roy Israel. In consideration, NAMI assumed all current and future liabilities and commitments of the ADR business. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, NAMI paid all the remaining payments on leases of a Company automobile and of a postage meter. The Company remained contingently liable for payables and other obligations assumed by NAMI of approximately $20,380 as of June 30, 2007. Furthermore, in accordance with the Company’s stock option plan, all outstanding unvested employee stock options vested as of the date of the sale of the ADR business. As the Company did not retain any employees subsequent to the sale, the former employees had three months from January 13, 2005 to exercise such options in accordance with the terms of the Company’s stock option plan. A total of 3,485,400 unexercised employee stock options expired at the close of business on April 13, 2005. Accordingly, the only options outstanding subsequent to April 13, 2005 are those that had been granted to directors, consultants and advisors of which 213,990 options are outstanding as of June 30, 2007.

The liabilities and assets other than cash were transferred to NAMI as of January 13, 2005, while the cash balances were transferred thereafter. As such, the Company incurred interest expense on the unpaid balance. The interest rate charged was equal to the interest rate earned on invested balances. The cash balances were fully transferred from the Company to NAMI during the period from August 2005 through February 2006. The interest charge for the year ended June 30, 2006 was $3,250.

Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company’s controlling shareholders have signed a letter of intent with a third party for the sale of their common stock. If a sale is consummated, a change in control of the Company would result. If a sales agreement is executed, it is expected that the Company will seek to increase its authorized common shares and effect a reverse stock split. The purchaser, a non-operating entity, intends to effect a merger with, or an acquisition of, an operating company at a later date. No acquisition target has been identified at this time. There is no assurance that the stock sale will be completed, or if completed, that the post-stock sale transaction company will be able to effectuate a merger with, or an acquisition of, an operating company.

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

However, due to the Company’s limited financial resources, the scope and number of suitable candidate business ventures available is limited. The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of its products or marketing concepts, the merits of its technology and numerous other factors. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, the Company may incur risk due to the failure of the target’s management to have proven its abilities of effectiveness, or the failure to establish a market for the target’s products or services or the failure to realize profits.

Acquisition of a Business

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Typically, in these transactions, which are commonly called reverse acquisitions, voting control of the merged company changes from the stockholders of the pre-existing public company to those of the previous privately owned company. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s stockholders immediately preceding the transaction.

Prior Business of the Company

Prior to the sale of its sole operating business on January 13, 2005, the Company provided ADR services including arbitrations, mediations, mock jury trials, specialized ADR video conferencing and electronic oversight applications. Since the sale of the ADR business, the Company has had no operations.

Employees

As part of the agreement of sale, NAMI agreed to contribute accounting services to the Company after the sale of the ADR business.  Since the sale of the ADR business, the Company has no operations and has no employees. Our executive officers devote as much time to the affairs of the Company as they deem appropriate. The focus of the Company is to maintain its status as a publicly traded entity while searching for a new operating business to acquire or to enter into a merger transaction.

ITEM 2. DESCRIPTION OF PROPERTY

Subsequent to January 13, 2005, we do not maintain any leased facilities. We maintain a mailing address at 990 Stewart Avenue, First Floor, Garden City, New York 11530, which we believe is adequate to meet our needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Our Common Stock is quoted on the NASD’s Over-the-Counter Bulletin Board under the trading symbol “CLIK.” The following table sets forth the range of high and low closing sales prices (based on transaction data as reported by the NASD’s Over-the-Counter Bulletin Board) for each fiscal quarter during the periods indicated.

	Common Stock
	High	Low
Fiscal Year 2007
First quarter (07/1/06-9/30/06)	$0.09	$0.06
Second quarter (10/01/06-12/31/06)	0.10	0.07
Third quarter (01/01/07-03/31/07)	0.22	0.06
Fourth quarter (04/01/07-06/30/07)	0.12	0.07

Fiscal Year 2006
First quarter (07/1/05-9/30/05)	$0.15	$0.13
Second quarter (10/01/05-12/31/05)	0.15	0.08
Third quarter (01/01/06-03/31/06)	0.10	0.07
Fourth quarter (04/01/06-06/30/06)	0.09	0.07

On September 10, 2007, the closing bid price for our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.075.

As of August 23, 2007, there were approximately 396 holders of our common stock.

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

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Results of Operations

The Company sold its sole operating business, ADR services, on January 13, 2005. Since that time, the Company has not had an operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company’s controlling shareholders have signed a letter of intent with a third-party for the sale of their common stock. If a sale is consummated, a change in control of the Company would result. If a sales agreement is executed, it is expected that the Company will seek to increase its authorized common shares and effect a reverse stock split. The purchaser, a non-operating entity, intends to effect a merger with, or an acquisition of, an operating company at a later date. No acquisition target has been identified at this time. There is no assurance that the stock sale will be completed, or if completed, that the post-stock sale transaction company will be able to effectuate a merger with, or an acquisition of, an operating company.

General and administrative expenses. General and administrative expenses declined to $79,802 for the year ended June 30, 2007 from $98,176 for the year ended June 30, 2006. In general, the Company incurred such expenses in order to maintain its existence as a publicly traded entity including its public reporting obligations even though no revenues are being generated. Such expenses include insurance, audit, legal fees and the cost of accounting services that were contributed by NAMI pursuant to the purchase agreement. Such accounting services, valued at $19,800 for the year ended June 30, 2007 and $33,000 for the year ended June 30, 2006, were performed from July 1 through June 30 of each respective year and included the preparation of the quarterly and annual financial statements and related SEC filings. Such value has been recorded as an imputed charge on the statement of operations with an equivalent offset to additional paid-in capital. The cost of the accounting services declined as less time was spent in the current year as the Company had pure shell operations as opposed to in the prior year period when the financial statements being issued at that time included operations and the sale of the ADR business.

Interest income, net. Net interest income decreased from $5,372 for the year ended June 30, 2006 to $4,358 for the year ended June 30, 2007 as the invested balance has declined between the periods.

Income Taxes. Tax benefits resulting from net losses incurred for the years ended June 30, 2007 and 2006 were not recognized as we recorded a full valuation allowance against the net operating loss carryforwards during the periods. As of June 30, 2007, we had net operating carryforwards for federal tax purposes of approximately $9,040,450 and net capital loss carryforwards for federal tax purposes of approximately $231,161, both with full valuation allowances. Under current tax law, the utilization of net operating losses will be restricted if significant changes in the Company’s ownership were to occur. In addition, their use is limited to future earnings of the Company.

Net Loss. For the year ended June 30, 2007, we had a net loss of $75,444 as compared to a net loss of $92,804 for the year ended June 30, 2006. The loss decreased as the Company reduced its insurance coverage and incurred lower professional fees as it no longer has an operating business.

Liquidity and Capital Resources

At June 30, 2007, the Company had a working capital surplus of $61,281 as compared to $116,925 at June 30, 2006. The decrease in working capital occurred primarily as a result of the net loss. Since January 13, 2005, the Company has no operating business.

Net cash used in operating activities was $47,123 for the fiscal year ended June 30, 2007 versus $741,464 for the year ended June 30, 2006. Cash used in operations decreased by $694,341 principally because, in the prior year, the Company paid all of the amount due to NAMI for the ADR operations during the period from August 2005 through February 2006. In consideration, NAMI assumed all current and future liabilities and commitments of the ADR business.

In both years, there was no net cash provided by/used by investing activities nor was there any net cash provided by/used by financing activities.

Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company’s controlling shareholders have signed a letter of intent with a third party for the sale of their common stock. If a sale is consummated, a change in control of the Company would result. If a sales agreement is executed, it is expected that the Company will seek to increase its authorized common shares and effect a reverse stock split. The purchaser, a non-operating entity, intends to effect a merger with, or an acquisition of, an operating company at a later date. No acquisition target has been identified at this time. There is no assurance that the stock sale will be completed, or if completed, that the post-stock sale transaction company will be able to effectuate a merger with, or an acquisition of, an operating company.

Since the consummation of the sale, the Company has no operating business. We believe that we have sufficient cash to maintain our existence as a publicly reporting shell company over the next twelve months. However, as a result of continued losses, limited and depleting cash and other resources and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2007 and 2006 financial statements which have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies

The Securities and Exchange Commission released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies and methods used in the preparation of their financial statements. The significant accounting policies and methods used in the preparation of our financial statements are discussed in Note 3 of the Notes to Financial Statements. We currently have one critical accounting policy since we no longer have any operations. Such policy follows:

Income taxes and valuation allowance – We are required to estimate our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which would be included within our balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, a valuation allowance is recognized. We have recorded a 100% valuation allowance as of June 30, 2007.

Effect of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for the Company’s fiscal year 2008 financial statements.  The adoption of this interpretation is not expected to have a material impact on the financial statements of the Company.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 as of June 30, 2007. The adoption of this statement did not have a material impact on the financial statements of the Company.

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

We have No Revenues but we Continue to have Costs and Expenses and we have Going Concern Considerations

There has not been any revenue since January 13, 2005. If we do not acquire another operating business, no future revenues will be generated. Moreover, the Company will continue to incur costs for continued public reporting obligations. It is likely that in order to acquire a new operating business or to enter into a merger transaction, costs will be incurred. There can be no assurance that the cash on hand will be sufficient to cover such costs. Therefore, the results of our operations and our financial condition may be materially and adversely affected.

The Company’s independent auditors have included a going concern paragraph in their report on the June 30, 2007 and 2006 financial statements which have been prepared assuming the Company will continue as a going concern. As a result of continued losses, limited and depleting cash and other resources and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company’s ability to continue as a going concern.

Our Current Stockholders Have the Ability to Exert Significant Control

Our executive officers, directors, and their affiliates beneficially own 5,148,646 shares or approximately 51.85% of the common stock outstanding based on 9,929,212 shares of common stock outstanding as of September 10, 2007. Of that number, Mr. Israel beneficially owns 3,525,788 shares or approximately 35.5% of the common stock. As a result, these stockholders acting in concert may have significant influence on votes to elect or remove any or all of our directors and to control substantially all corporate activities in which we are involved, including tender offers, mergers, proxy contests or other purchases of common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of this annual report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures as of June 30, 2007 and have concluded that they are effective. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to June 30, 2007, the last date they were reviewed by our CEO and CFO.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
clickNsettle.com, Inc.

We have audited the accompanying balance sheet of clickNsettle.com, Inc. (the “Company”) as of June 30, 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of clickNsettle.com, Inc. as of June 30, 2007 and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BP AUDIT GROUP, PLLC

Farmingdale, New York
September 18, 2007

clickNsettle.com, Inc.

BALANCE SHEET

June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,097
Prepaid expenses and other current assets	5,013

Total current assets	$87,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,702
Accrued expenses and other liabilities	22,127
Total current liabilities	25,829

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; 5,000,000 shares authorized; 0 shares issued
Common stock - $.001 par value; 300,000,000 shares authorized; 10,181,704 shares issued	10,182
Additional paid-in capital	10,232,557
Accumulated deficit	(10,097,540)
Common stock in treasury at cost, 252,492 shares	(83,918)

Total stockholders’ equity	61,281

$87,110

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.

STATEMENTS OF OPERATIONS

Years ended June 30,

		2007	2006

Net revenues		-	-
General and administrative expenses		$79,802	$98,176

Interest and investment income		4,358	5,372
NET LOSS		$(75,444)	$(92,804)

Net loss per common share - basic and diluted	$	(0.01)	$(0.01)

Weighted-average shares outstanding - basic and diluted		9,929,212	9,929,056

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended June 30, 2007 and 2006

	Common stock		Additional paid-in	Accumulated	Common stock in	Total stockholders’
	Shares	Amount	capital	deficit	treasury	equity

Balances at July 1, 2005	10,181,554	$10,182	$10,179,757	$(9,929,292)	$(83,918)	$176,729
Imputed contribution of capital for accounting services provided by principal shareholder			33,000			33,000
Net loss				(92,804)		(92,804)

Balances at June 30, 2006	10,181,554	10,182	10,212,757	(10,022,096)	(83,918)	116,925
Increase in shares issued due to reconciliation with transfer agent	150
Imputed contribution to capital for accounting services provided by principal shareholder			19,800			19,800
Net loss				(75,444)		(75,444)

Balances at June 30, 2007	10,181,704	$10,182	$10,232,557	$(10,097,540)	$(83,918)	$61,281

The accompanying notes are an integral part of this statement.

clickNsettle.com, Inc.

STATEMENTS OF CASH FLOWS

Years ended June 30,

	2007	2006

Cash flows from operating activities
Net loss	$(75,444)	$(92,804)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed contribution to capital for accounting services provided by principal shareholder	19,800	33,000
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	7,265	14,310
Decrease in amount due to related party buyer of discontinued operations		(620,798)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,256	(75,172)
Net cash used in operating activities and net decrease in cash and cash equivalents	(47,123)	(741,464)

Cash and cash equivalents at beginning of year	129,220	870,684

Cash and cash equivalents at end of year	$82,097	$129,220

The accompanying notes are an integral part of these statements.

clickNsettle.com, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

clickNsettle.com, Inc. (“CLIK”) previously provided a broad range of Alternative Dispute Resolution (“ADR”) services, primarily arbitrations and mediations, principally in the United States. CLIK incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, the predecessor operating company, which was primarily owned by CLIK’s Chief Executive Officer, was acquired by and became a wholly-owned subsidiary of CLIK. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of the predecessor operating company combined with those of CLIK at their historical carrying values. The predecessor operating company also provided a broad range of ADR services, including arbitrations and mediations. The predecessor operating company began operations in March 1992.

Prior to January 1, 2006, the accompanying financial statements of clickNsettle.com, Inc. included the accounts of its wholly-owned subsidiaries, Michael Marketing LLC and clickNsettle.com LLC (collectively referred to herein as the “Company”). As of January 1, 2006, the Company transferred ownership of its wholly-owned subsidiary, Michael Marketing LLC, to National Arbitration and Mediation, Inc. (“NAMI”) (see Note 2 below). Such subsidiary was inactive and had no operations or net assets. Previously, the Company dissolved its other wholly-owned subsidiary, clickNsettle.com LLC, as it was also inactive and had no operations or net assets. As such, the Company no longer owns any subsidiaries or has any operations.

There is substantial doubt about the Company’s ability to continue as a going concern. See Note 2.

NOTE 2 - GOING CONCERN

On January 13, 2005, the Company sold the assets of its dispute resolution business (the “ADR business”) to NAMI, a company owned by the Company’s Chief Executive Officer, Roy Israel. In consideration, NAMI assumed all current and future liabilities and commitments of the ADR business. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. Additionally, NAMI paid all the remaining payments on leases of a Company automobile and of a postage meter. The Company remained contingently liable for payables and other obligations assumed by NAMI of approximately $20,380 as of June 30, 2007. See Note 8.

The liabilities and assets other than cash were transferred to NAMI as of January 13, 2005, while the cash balances were transferred thereafter. As such, the Company incurred interest expense on the unpaid balance. The interest rate charged was equal to the interest rate earned on invested balances. The cash balances were fully transferred from the Company to NAMI during the period from August 2005 through February 2006. The interest charge for the year ended June 30, 2006 was $3,250. Since the consummation of the sale, the Company has no operating business. Currently, the Company is actively searching for a new operating business to acquire or to enter into a merger transaction. There can be no assurances that an operating entity will be acquired or that a merger transaction will be consummated. The Company’s controlling shareholders have signed a letter of intent with a third-party for the sale of their common stock. If a sale is consummated, a change in control of the Company would result. If a sales agreement is executed, it is expected that the Company will seek to increase its authorized common shares and effect a reverse stock split. The purchaser, a non-operating entity, intends to effect a merger with, or an acquisition of, an operating company at a later date. No acquisition target has been identified at this time. There is no assurance that the stock sale will be completed, or if completed, that the post-stock sale transaction company will be able to effectuate a merger with, or an acquisition of, an operating company.

clickNsettle.com, Inc.

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

NOTE 2 (continued)

As a result of continued losses, limited cash and other resources and the uncertainty as to the Company’s ability to effect a merger or a similar transaction with the intent to acquire a different operating business, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

clickNsettle.com, Inc.

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

NOTE 3 (continued)

d.  Loss Per Common Share

Basic loss per share is based on the weighted-average number of common shares outstanding without consideration of potential common stock. Diluted loss per share is based on the weighted-average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Diluted loss per share is the same as basic loss per share, as potential common shares of 213,990 and 448,974, at June 30, 2007 and 2006, respectively, would be antidilutive as the Company incurred net losses for the years ended June 30, 2007 and 2006.

e. Effect of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R, Share-based Payment (“SFAS No.123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro-forma disclosures of fair value were required. The Company adopted SFAS No. 123R as of July 1, 2006. The adoption of this statement did not have a material impact on the financial statements of the Company as the Company has not issued any stock options since June 30, 2004. Additionally, the Company’s Incentive and Nonqualified Stock Option Plan automatically terminated on April 1, 2006 and therefore no additional options may be issued pursuant to this Plan.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for the Company’s fiscal year 2008 financial statements.  The adoption of this interpretation is not expected to have a material impact on the financial statements of the Company.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB No. 108 as of June 30, 2007. The adoption of this statement did not have a material impact on the financial statements of the Company.

clickNsettle.com, Inc.

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

NOTE 4 - COMPREHENSIVE LOSS

There are no items of comprehensive loss other than net loss.

NOTE 5 - INCOME TAXES

Temporary differences which give rise to deferred taxes are summarized as follows:

	2007	2006

Deferred tax assets
Net operating, capital and other loss carryforwards	$3,525,800	$3,494,400
Other	-	43,000

Net deferred tax asset before valuation allowance	3,525,800	3,537,400

Valuation allowance	(3,525,800)	(3,537,400)

Net deferred tax asset	$-	$-

The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

The Company’s effective income tax rate differs from the statutory federal income tax rate as a result of the following:

	2007	2006

Benefit at statutory rate	$(25,651)	$(31,553)
State and local benefit, net of federal tax	(3,338)	(5,568)
Nondeductible expenses and other - net	40,589	(71,979)
(Decrease) increase in the valuation allowance	(11,600)	109,100

	$-	$-

At June 30, 2007, the Company had a net operating loss carryforward for federal income tax reporting purposes amounting to approximately $9,040,450, expiring from 2012 through 2027. Additionally, the Company has a net capital loss carryforward for federal income tax reporting purposes at June 30, 2007 of approximately $231,161 which expires from 2008 through 2009. No income taxes were paid in the years ended June 30, 2007 and 2006.

clickNsettle.com, Inc.

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

NOTE 5 (continued)

Under current tax law, the utilization of net operating losses will be restricted if significant changes in the Company’s ownership were to occur. In addition, their use is limited to future earnings of the Company.

NOTE 6 - STOCKHOLDERS’ EQUITY

a. Preferred Stock

The Company’s board of directors has authorized 5,000,000 shares of $.001 par value preferred stock.

b. Common Stock

On January 31, 2007, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Delaware, pursuant to which the Company increased the number of authorized shares of its common stock from 25 million to 300 million. In January 2005, the Company’s shareholders had authorized the Board of Directors, in their sole discretion, to make such an increase. The Board of Directors believed it was appropriate to do so in order to facilitate a merger transaction or to acquire a different operating business which the Company has been seeking.

c.	Treasury Stock

As of June 30, 2007, the Company had an aggregate of 252,492 treasury shares, with a total cost of $83,918.

d. Stock Option Plan

The Company previously had an Incentive and Nonqualified Stock Option Plan (the “Plan”) that terminated on April 1, 2006.

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

clickNsettle.com, Inc.

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

NOTE 6 (continued)

The Company’s stock option awards granted to employees, directors and consultants as of and for the years ended June 30, 2007 and 2006 are summarized as follows:

	2007		2006
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	448,974	$1.42	448,974	$1.42
Awards granted	-	-	-	-
Awards exercised	-	-	-	-
Awards canceled/forfeited	(234,984)	$2.44	-	-

Outstanding at end of year	213,990	$0.30	448,974	$1.42

Options exercisable at year-end	213,990	$0.30	448,974	$1.42

Weighted-average fair value of options granted during the year

The following information applies to options outstanding and exercisable at June 30, 2007:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number exercisable	Weighted- average exercise price

$ 0.05 - $ 0.11	150,000	6.50	$0.08	150,000	$0.08
$ 0.15 - $ 0.20	39,990	4.62	$0.18	39,990	$0.18
$ 0.78 - $ 1.13	9,000	1.56	$0.93	9,000	$0.93
$ 2.47	15,000	3.00	$2.47	15,000	$2.47

	213,990			213,990

Stock option awards were granted at prices equal to or above the closing bid price on the date of grant. No options were granted during the years ended June 30, 2007 and 2006. No options were exercised during the years ended June 30, 2007 and 2006. As of June 30, 2007, there were no shares available for granting of options under the Plan as the plan automatically terminated on April 1, 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.

clickNsettle.com, Inc.

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

NOTE 6 (continued)

e.	Common Stock Reserved

At June 30, 2007, 213,990 shares are reserved for issuance of common stock for the remaining options still outstanding and exercisable. See Note 6(d) above.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

On January 13, 2005, the Company sold its ADR business to NAMI, a company owned by the Company’s chief executive officer, Roy Israel. See Note 2.

As part of the agreement of sale, NAMI agreed to contribute accounting services to the Company after the sale of the ADR business. The value of services performed during the years ended June 30, 2007 and 2006 was $19,800 and $33,000, respectively. Charges of such amounts have been imputed to general and administrative expenses in the accompanying statements of operations with equivalent offsets to additional paid-in capital.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In connection with the sale of the ADR business, NAMI assumed the current and future commitments of the Company. Specifically, the Company was released from its lease agreements for office space in Great Neck and Brooklyn, New York and from its employment agreements with its President and Chief Financial Officer. To the extent that the Company was not released from its commitments, NAMI has guaranteed any and all payments arising therefrom. The Company remained contingently liable for payables and assumed obligations of NAMI of approximately $20,380 as of June 30, 2007.

NOTE 9 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2007, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The fair values of these cash and cash equivalents, accounts payable and accrued expenses approximated carrying values because of the short-term nature of these items.

NOTE 10 - CREDIT CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company’s cash and cash equivalents at North Fork Bank consist primarily of demand deposits and a money market fund. As of June 30, 2007, such amounts on deposit were within the federally insured limits. Additionally, the Company maintains other money market accounts at Merrill Lynch, Pierce, Fenner & Smith Inc. This institution insures such balances against its financial failure. Additionally, the Securities Investor Protection Corporation protects securities in the account up to $500,000. As of June 30, 2007, the Company’s cash and cash equivalents were within these insured limits.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of all directors and executive officers. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position
Roy Israel	47	Chief Executive Officer, President and Chairman of the Board of Directors
Kenneth W. Good	60	Director
Randy Gerstenblatt	48	Director
Corey J. Gottlieb	44	Director
Willem F. Specht	46	Director
Patricia Giuliani-Rheaume	49	Vice President, Chief Financial Officer and Treasurer

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

WILLEM F. SPECHT was our Director of Information Technology since May 1998 and previously held the position of Systems Analyst with us since April 1995. Upon the sale of the Company’s sole operating business on January 13, 2005, Mr. Specht resigned from his position as Director of Information Technology of the Company. Currently, Mr. Specht is the Director of Information Technology of National Arbitration and Mediation, Inc.

KENNETH W. GOOD has been the Assistant Vice President, Strategic Finance, of Insurance Services Office, Inc. since September 1996.

RANDY GERSTENBLATT has been the Senior Vice President of Corporate Alliances at Six Flags, Inc. since January 2006. Prior to holding this position, Mr. Gerstenblatt was Senior Vice President of ESPN/ABC Sports Customer Marketing and Sales from October 2000 through January 2006.

COREY J. GOTTLIEB has been the Chief Operating Officer of National Arbitration and Mediation, Inc. since May 2006. Prior to holding this position, Mr. Gottlieb was the President/CEO of Targeted Media Partners LTD, a sales, marketing and consulting company for established and start-up ventures in the commercial advertising sector.

Audit Committee

Since January 13, 2005, when the Company sold its sole operating business, the entire Board has been responsible for the Audit Committee function. As such, under the definition of “independence” as set forth in NASDAQ Marketplace Rule 4350, we do not have a fully independent audit committee. As our common stock is traded via the Over-the-Counter Bulletin Board and is not listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee. In addition, we do not have a designated audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

Based solely on our review of copies of Forms 3 and 4 received by us and representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2007, there was compliance with Section 16 (a) filing requirements applicable to our officers and directors.

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

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following summarizes the aggregate compensation paid during fiscal year 2007 to our Chief Executive Officer and any officer who earned more than $100,000 in salary and bonus (the "Named Persons"). No executive compensation was paid by the Company for periods subsequent to January 13, 2005. As such, the amounts shown below for fiscal year 2005 represents the aggregate compensation paid for fiscal year 2005 and reflects amounts for the period from July 1, 2004 through January 13, 2005, the date of the sale of the Company’s sole operating business. The value of services contributed by Mr. Israel subsequent to January 13, 2005 and through June 30, 2007 has neither been quantified nor imputed as it was deemed to be immaterial. See Note 7 to the financial statements.

Summary Compensation Table

			Annual Compensation		Long Term Compensation

Name and				Other Annual	Securities Underlying	All Other
Principal Position	Year	Salary	Bonus	Compensation	Options	Compensation
Roy Israel, President, Chief Executive Officer and	2007
Chairman of the Board	2006
	2005	$157,530		$16,480(1)		$14,110(2)

(1)	Such amount represents tax gross ups for Mr. Israel for medical, life and disability payments.
(2)	Such amount represents premium payments on life insurance policies for the named executive officer.

Options Granted in Last Fiscal Year

There were no options granted to officers of the Company during the year ended June 30, 2007.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Mr. Israel exercised 1,200,000 options during the fiscal year ended June 30, 2005. There were no options exercised during the fiscal years ended June 30, 2007 and 2006. All outstanding employee options (including options owned by officers) expired on April 13, 2005.

Employment Contracts and Termination of Employment
and Change In Control Arrangements

       No executive officer has an employment agreement with the Company.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 10, 2007, certain information with respect to the beneficial ownership of each class of our voting equity securities by each director and director nominee, beneficial owners of 5% or more of our common stock, the Named Persons and all our directors and executive officers as a group:(1)

Name of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership(3)	Percent of Total
Roy Israel(4) President, Chief Executive Officer and Chairman of the Board	3,525,788	35.5%

Willem F. Specht Director	140,000	1.4%

Corey J. Gottlieb (5) Director	54,998	*

Randy Gerstenblatt (6) Director	35,396	*

Kenneth W. Good (7) Director	1,322,464	13.3%

Patricia A. Giuliani-Rheaume Vice President, Chief Financial Officer and Treasurer	140,000	1.4%

ISO Investment Holdings, Inc.	1,322,464	13.3%

M. D. Sabbah (8)	585,000	5.9%

Jay Gottlieb (9)	986,147	9.9%

All Officers and Directors as a Group	5,218,646	52.2%
(6 persons) (4)(5)(6)(7)

______________ *Less than one percent (1%).

(1)
Applicable percentage of ownership is based on 9,929,212 shares of our common stock, which were outstanding on September 10, 2007, plus, for each person or group, any securities that person or group has the right to acquire within sixty (60) days pursuant to options and warrants.

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

(4)	Includes 123,804 shares owned by Mr. Israel’s wife, Carla Israel, the Secretary of our company. Mr. Israel disclaims beneficial ownership as to such securities.

(5)	Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

(6)	Includes options to purchase 35,000 shares of our common stock, which are vested and exercisable.

(7)
The common shares are owned by ISO Investment Holdings, Inc. Mr. Good, the Assistant Vice President, Strategic Finance-Mergers & Acquisitions, of Insurance Services Office, Inc., the parent corporation of ISO Investment Holdings, Inc., disclaims beneficial ownership of these securities.

(8)	This information was taken from an Amendment to Form 13D filed by M.D. Sabbah on June 2, 2000. We are not aware of any subsequent filings with the SEC after this date.

(9)	This information was taken from Form 13G filed November 7, 2006.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception, there have not been any material transactions between us and any of our officers and directors, except as set forth herein. On January 13, 2005, the Company sold its ADR business to NAMI, a company affiliated with the Company’s CEO, Roy Israel. See Note 2 to the Financial Statements for additional details.  Furthermore, NAMI agreed to provide accounting services to the Company after the sale of the ADR business with no cash outlay by the Company. The value of the services performed for the years ended June 30, 2007 and 2006 was $19,800 and $33,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

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

B. Reports on Form 8-K:
None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

 The following table sets forth the fees billed or to be billed by our independent auditors, BP Audit Group, PLLC, for the fiscal years ended June 30, 2007 and 2006:

	FY 2007	FY 2006
Audit fees and quarterly reviews	$21,683	$27,679
Financial information systems design and implementation fees
All other fees:
Tax return preparation	6,500	6,500
Audit related services
Non-audit related services
Total Fees	$28,183	$34,179

The Board of Directors considered and determined that the services performed for “financial information systems design and implementation fees” and “all other fees” are compatible with maintaining the independence of the independent auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissable Non-Audit Services of Independent Auditor

Prior to the sale of the ADR business on January 13, 2005, the Audit Committee was responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor as outlined in its Audit Committee charter. Prior to engagement of the independent auditor for each year’s audit, management or the independent auditor submits to the Audit Committee for approval an aggregate request of services expected to be rendered during the year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent auditor. Subsequent to the sale of the Company’s sole operating business on January 13, 2005, the entire Board of Directors has been responsible for the Audit Committee functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

clickNsettle.com, Inc.

Date: September 18, 2007	By:	/s/ Roy Israel
Roy Israel, Chairman of the
Board, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 18, 2007	By:	/s/ Roy Israel
Roy Israel, Chairman of the
Board, CEO and President

Date: September 18, 2007	By:	/s/ Patricia Giuliani-Rheaume
Patricia Giuliani-Rheaume, Vice President,
Chief Financial Officer and Treasurer

Date: September 18, 2007	By:	/s/ Kenneth W. Good
Kenneth W. Good, Director

Date: September 18, 2007	By:	/s/ Randy Gerstenblatt
Randy Gerstenblatt, Director

Date: September 18, 2007	By:	/s/ Corey J. Gottlieb
Corey J. Gottlieb, Director

Date: September 18, 2007	By:	/s/ Willem F. Specht
Willem F. Specht, Director