Form 10-Q
period 2007-09-30
CLICKNSETTLE COM INC
filed 2007-11-14
CIK 925741

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended September 30, 2007
                                                            ---------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from ________ to __________

                      Commission File No.             0-21419
                                         -----------------------------------

                              clickNsettle.com, Inc.
---------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its
                                     charter)

                Delaware                                  23-2753988
---------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

                          4400 Biscayne Boulevard, Suite 950
                               Miami, Florida 33137
---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  (305) 573-4112
---------------------------------------------------------------------------
                           (Issuer's Telephone Number)

---------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             Yes [X] No []

     On November 9, 2007, the number of shares of outstanding Common Stock of the issuer was 55,402,762.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]
                            clickNsettle.com, Inc.
                                  FORM 10-QSB
                      QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis or Plan of Operation        1
Item 3.  Controls and Procedures                                          3

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                4
Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds                                              4
Item 3.  Defaults upon Senior Securities                                  4
Item 4.  Submission of Matters to a Vote of Security Holders              4
Item 5.  Other Information                                                4
ITEM 6.  Exhibits                                                         4

SIGNATURES                                                                5

INDEX TO FINANCIAL STATEMENTS                                           F-1

EXHIBIT INDEX                                                             6


PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made.

     Results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results of operations expected for the year ending June 30, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion with regard to our financial condition and operating results contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of clickNsettle.com, Inc. (the "Company" or "CLIK") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, our inability to consummate an acquisition of an operating business or, in the event that we do consummate a transaction, our ability to successfully manage and operate the combined business.

     The discussion of our financial condition and plan of operation should be read in conjunction with our unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

     Please refer to our Annual report on Form 10-KSB for a discussion of our critical accounting policies, which include income taxes and valuation allowance. There have been no changes to these policies during the three months ended September 30, 2007.

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

     For the quarter ended September 30, 2007, we recorded a net loss of approximately $92,800 or less than $0.01 per share. Included in the financial results for the quarter ended September 30, 2007, were professional fees of approximately $91,300 and general and administrative expenses of approximately $2,800, which together constituted our total operating expenses. Our operating expenses increased in this quarter as a result of the change of control of the Company that occurred on September 26, 2007. We had interest income of approximately $1,300 during the quarter.

     For the three months ended September 30, 2006, the Company recorded a net loss of approximately $25,100 or less than $0.01 per share. The Company's operating expenses for the three months ended September 30, 2006, were approximately $26,400, which was the amount spent to maintain CLIK as a public company. Interest income during the three months ended September 30, 2006 was also approximately $1,300.

     We do not expect to generate operating revenues or income until such time as we effect a business combination with an operating company. However, in the event that we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2007, the Company had cash of approximately $1,543,500, following the change of control and the Company's sale of restricted securities to the new investors. The Company's liabilities at September 30, 2007 were approximately $92,400, consisting of items in connection with the change of control that were paid after the end of the quarter. The Company's cash is invested in money market accounts. We anticipate that the primary uses of working capital will include general and administrative expenses, professional fees to maintain CLIK as a reporting company, and costs associated with seeking to locate and consummate a business combination. We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

PLAN OF OPERATION

     Management of the Company will devote its efforts to consummating a merger or acquisition with an operating business. In the event that we identify an acceptable operating business, we will effect the transaction utilizing any combination of our common stock, cash on hand, or other funding sources that we reasonably believe are available. We currently have no contractual commitments with regard to effecting an acquisition or other business combination with an operating company.

     Management of the Company also manages another publicly-traded shell for which a business combination is being sought. As acceptable operating businesses are identified, management will determine which public shell is the appropriate vehicle for the proposed business combination. Although we believe that we will be successful in consummating a business combination with an operating company, there can be no assurances that we will enter into such a transaction in the near term or on terms favorable to the Company, or that other funding sources will be available.

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

WE DO NOT HAVE AN OPERATING BUSINESS, AND, IF THE COMPANY ACQUIRES A NEW BUSINESS, OUR SHAREHOLDERS WILL SUFFER SIGNIFICANT DILUTION.

     On January 13, 2005, the Company sold its ADR business. We are searching for an operating entity to acquire or with which to enter into a merger transaction. There can be no assurances that an operating company will be acquired or that a merger transaction will be consummated. Also, the Company's cash may not be sufficient to acquire a new operating business or to enter into a merger transaction. In addition, if we acquire a new operating business or enter into a merger transaction, we expect that the transaction will be accomplished through the issuance of stock of the Company, resulting in significant dilution to existing shareholders.

WE HAVE NO REVENUES, BUT WE INCUR COSTS AND EXPENSES.

     CLIK has not had any revenue since January 13, 2005. If we do not acquire another operating business, we cannot generate revenues. Moreover, we will continue to incur costs for our public reporting obligations. It is likely that in order to acquire a new operating business or to enter into a merger transaction, significant costs will be incurred. There can be no assurances that the cash on hand will be sufficient to cover such costs.

OUR COMMON STOCK IS TRADED ON THE NASD OTC ELECTRONIC BULLETIN BOARD AND IS SUBJECT TO THE PENNY STOCK RULES.

     Trading in our securities has been conducted in the over-the-counter market on the NASD's OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our securities.

     In addition, as the trading price of our common stock has been less than $5.00 per share, trading in our stock is also subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including (a) the requirement that they make an individualized written suitability determination for the purchaser and (b) the receipt of the purchaser's written consent prior to the transaction.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2007, the Company's President and Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In connection with the change of control on September 26, 2007, we sold 44,921,054 shares of restricted common stock, par value $.001 per share, to the investors who purchased control. This sale provided working capital for the Company. The total offering price for these restricted securities was $1,567,000. The Company claims exemption from registration of these securities pursuant to Section 4(2) of the Securities Act of 1933. Each purchaser of these restricted securities is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933.

     These restricted securities, though sold and paid for in September 2007, were not issued until October 2007, but are included as outstanding securities in this Form 10-QSB.

     The Company has not made any other unregistered sales of equity securities during the past three years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS

         (a)      Exhibits.

                  Exhibit 31.1  Certification of Chief Executive
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 31.2  Certification of Chief Financial
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 32  Certification pursuant to Rule 13a-14(b) and
                  Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
                  (a) and (b) of Section 1350, Title 18, United States Code)

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   clickNsettle.com, Inc.
                                   (Registrant)

Dated: November 13, 2007           By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President
                                    (Principal Executive Officer)

Dated: November 13, 2007           By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                       Pages

Condensed Balance Sheet as of September 30, 2007 (Unaudited)             F-2

Condensed Statements of Operations for the Three Months
     Ended September 30, 2007 and 2006 (Unaudited)                       F-3

Condensed Statement of Changes in Stockholders' Equity for
     the Three Months Ended September 30, 2007 (Unaudited)               F-4

Condensed Statements of Cash Flows for the Three Months
     Ended September 30, 2007 and 2006 (Unaudited)                       F-5

Notes to Condensed Financial Statements (Unaudited)               F-6 - F-11

                          clickNsettle.com, Inc.
                              BALANCE SHEET
                                (Unaudited)

                            September 30, 2007


                                     Assets

Current assets:
   Cash                                                                $1,543,528
   Prepaid expenses                                                         3,813
                                                                       -----------
Total current assets                                                   $1,547,341
                                                                       ===========

                        Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                               $   74,193
   Refundable stock subscription-related party                             18,200
                                                                       -----------
Total current liabilities                                              $   92,393
                                                                       -----------

Commitments and Contingencies (See Notes)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized;
     none issued and outstanding
   Common stock, $.001 par value; 300,000,000 shares authorized;
     55,402,762 shares issued and outstanding                          $    55,403
   Additional paid-in capital                                           11,699,336
   Accumulated Deficit                                                 (10,190,373)
   Less: stock subscription receivable                                     (25,500)
   Less: treasury stock (252,502 shares) -- at cost                        (83,918)
                                                                       ------------
   Total stockholders' equity                                          $ 1,454,948
                                                                       ------------
   Total Liabilities and Stockholders' Equity                          $ 1,547,341
                                                                       ============













The accompanying notes are an integral part of these statements.

                          clickNsettle.com, Inc.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             Three Months Ended
                                                September 30,
                                          ------------------------
                                            2007           2006

Operating Expenses
   Professional fees                        $    91,326    $       -
   General and administrative                     2,761         26,392
                                            ------------   ------------
Total Operating Expenses                         94,087         26,392
                                            ------------   ------------
Loss from operations                            (94,087)       (26,392)
                                            ============   ============

Other Income
   Interest Income                                1,254          1,318
                                            ------------   ------------
Total Other Income                                1,254          1,318
                                            ------------   ------------
Net Loss                                    $   (92,833)   $   (25,074)
                                           ============   ===========

Net loss per share - basic and diluted      $     (0.01)   $     (0.00)
                                           ============   ===========

Weighted average number of shares
outstanding during the period --
basic and diluted                            12,147,837      9,929,212
                                           ============   ===========
















The accompanying notes are an integral part of these statements.

                                         clickNsettle.com, Inc.
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (Unaudited)

      For the Three Months Ended September 30, 2007 and For the Years Ended June 30, 2007 and 2006
                                                        Additional                                              Total
                                      Common Stock       Paid in      Accumulated    Treasury  Subscription Stockholders'
                                    Shares    Amount     Capital        Deficit        Stock    Receivable     Equity
                                   ---------- --------  -----------  ------------- ----------  ------------ -------------
Balance, June 30, 2006             10,181,554 $ 10,182  $10,212,757  (10,022,096)  $ (83,918)  $      -    $  116,295

Increase in shares issued due to
reconciliation with transfer agent         150      -             -            -            -            -           -

Imputed contribution to capital
for services provided by
related party                              -        -          19,800          -            -            -        19,800

Net loss, 2007                             -        -             -        (75,444)         -            -       (75,444)
                                   ==========  =======  =========== =============  =========== ==========  ===========
Balance, June 30, 2007             10,181,704  $10,182  $10,232,557 $(10,097,540)  $ (83,918)  $      -     $   61,281

Issuance of common stock for cash
($0.0349/share)                     44,921,054    44,921    1,522,079          -           -        (25,500)   1,541,500

Issuance of common stock as
finder's fee ($0.001/share)            300,000       300         (300)         -           -            -            -

Cash paid as finder's fee                  -         -        (55,000)         -           -            -        (55,000)

Increase in shares issued due to
reconciliation with transfer agent           4

Net loss for the 3 months ended
September 30, 2007                         -         -            -        (92,833)        -            -        (92,833)
                                   ---------- --------  -----------  ------------- ----------  ------------ -------------
Balance, September 30, 2007 -
Unaudited                          55,402,762  $55,403  $11,699,336 $(10,190,373)  $ (83,918)  $ (25,500)  $1,454,948
The accompanying notes are an integral part of the financial statements.

                                                      F-4
                             clickNsettle.com, Inc.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                       For the three months ended September 30,
                                                 2007           2006
                                           ------------   ------------
Cash Flows From Operating Activities
   Net Loss                                 $  (92,833)     $ (25,074)
    Adjustments to reconcile net loss
    to net cash used in operations
      Contributed services-
      former related party                         -            7,800
    Changes in operating assets
    and liabilities:
      Increase (Decrease) in:
        Prepaid asset                            1,200          5,279
      Increase (Decrease) in:
        Accounts payable and
        accrued liabilities                     48,364         (9,222)
                                           ------------   ------------
Net Cash Used in Operating Activities          (43,269)       (21,217)
                                           ============   ============
Cash Flows From Financing Activities:
   Proceeds from sale of common stock       1,541,500            -
   Proceeds from refundable stock
   subscription-related party                  18,200            -
   Cash paid as finder's fee                  (55,000)           -
                                           ------------   ------------
Net Cash Provided by Financing Activities    1,504,700            -
                                           ============   ============
Net Increase (Decrease) in Cash
   and Cash Equivalents                      1,461,431         (21,217)
Cash at Beginning of Period                 $   82,097     $   129,220
                                           ------------   ------------
Cash at End of Period                       $1,543,528     $   108,003
                                           ============   ============
Supplemental disclosure of
cash flow information:
   Cash paid for interest                   $      -       $       -
                                           ============   ============
   Cash paid for taxes                      $      -       $       -
                                           ============   ============
Supplemental disclosure of non-cash
investing and financing activities:
   Stock paid as finder's fee
   (300,000) shares) (See Note 3)           $      300     $       300
                                           ============   ============
   Stock issued for a subscription
   receivable (See Note 3)                  $   25,500     $       -
                                           ============   ============
The accompanying notes are an integral part of these statements.

                                     F-5
                        clickNsettle.com, Inc.

                     Notes to Financial Statements

                         September 30, 2007
                             (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     For further information, refer to the audited financial statements and footnotes of the Company for the year ended June 30, 2007, included in the Company's Form 10-KSB.

2.  Nature of Operations and Summary of Significant Accounting Policies

(A)  Nature of Operations and Liquidity

     clickNsettle.com, Inc. ("CLIK") previously provided a broad range of Alternative Dispute Resolution ("ADR") services, primarily arbitrations and mediations, principally in the United States. CLIK incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, the predecessor operating company, which CLIK's Chief Executive Officer primarily owned, was acquired by and became a wholly owned subsidiary of CLIK. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of the predecessor operating company combined with those of CLIK at their historical carrying values. The predecessor operating company also provided a broad range of ADR services, including arbitrations and mediations. The predecessor operating company began operations in March 1992.

     Prior to January 1, 2006, the accompanying financial statements of clickNsettle.com, Inc. included the accounts of its wholly owned subsidiaries, Michael Marketing LLC and clickNsettle.com LLC (collectively referred to herein as the "Company"). As of January 1, 2006, the Company transferred ownership of its wholly owned subsidiary, Michael Marketing LLC, to National Arbitration and Mediation, Inc. ("NAMI"). Such subsidiary was inactive and had no operations or net assets. Previously, the Company dissolved its other wholly owned subsidiary, clickNsettle.com LLC, as it was also inactive and had no operations or net assets. As such, the Company no longer owns any subsidiaries and has no operations.

     On September 26, 2007, the Company issued 45,221,054 shares of restricted common stock in connection with a change in control. (See Note 4)

     The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $92,833 and net cash used in operations of $43,269, respectively, for the three months ended September 30, 2007. The Company has positive working capital of $1,454,948 at September 30, 2007, and has the ability to meet all obligations due over the course of the next twelve months.

     The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful.

(B)  Use of Estimates

     In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

(C)  Cash and Cash Equivalents

     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2007, there was cash maintained in a money market trust account held by Company's counsel. The balance exceeded the federally insured limit by $1,388,245.

     The Company maintains interest bearing money market accounts and has recognized related interest income of $1,254 and $1,318 for the three months ended September 30, 2007 and 2006, respectively.

(D)  Net Loss per Share

     Basic earnings (loss) per share is computed by dividing the net loss less preferred dividends for the period by the weighted average number of shares outstanding. Diluted loss per share is computed by dividing net loss less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents.

     At September 30, 2007 and 2006, the Company had outstanding common stock equivalents consisting of 213,990 and 433,974 stock options that could potentially dilute loss per share. All common stock equivalents existing at these dates were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share.

(E)  Income Taxes

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(F)  Segment Information

     The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." At September 30, 2007, the Company only operated in one segment; therefore, segment information has not been presented.

(G)  Recent Accounting Pronouncements

     In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS 133) and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company adopted SFAS No. 155 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes -- An Interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring certain tax positions, as defined in FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

     In September 2006, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB No.108"), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is June 30, 2007 for the Company. The Company adopted SAB No. 108 and it did not have an impact on the Company's financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. The Company adopted SFAS No. 159 on July 1, 2007 and it is not expected to have a material effect on its financial position, results of operations or cash flows.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

(H)  Reclassifications

     Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

3.  Refundable Stock Subscription -- Related Party

     In connection with the funds raised by a private investor group, the Company's current CEO paid an additional $18,200 for common stock that was allocated to other investors. The Company will refund the overpayment during November 2007.

4.  Stockholders' Equity

(A)  Stock Issued for Cash

     On September 26, 2007, the Company sold 44,921,054 shares of restricted common stock for $1,567,000 ($0.0349/share). The sale resulted in a change of control of the Company. Of the total shares sold, the Company recorded a subscription receivable for $25,500. The subscription was paid on October 2, 2007.

(B)  Stock Issued as Finder's Fee

     On September 26, 2007, the Company issued 300,000 shares of restricted common stock having a fair value of $300 as a finder's fee relating to the Company's change in control. The payment had a net effect on equity of $0, as additional paid in capital was debited and common stock was credited for the same balance at par value.

(C)  Cash Paid as Finder's Fee

     On September 26, 2007, the Company paid $55,000 to an individual as a finder's fee in connection with the purchase of control by the investor group.

(D)  Stock Options

     A summary of stock option activity for the three months ended September 30, 2007 (unaudited) and for the year ended June 30, 2007 is as follows:

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Options          Price
Stock Options
   Balance at June 30, 2006                          448,974         $1.42
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                              (234,984)         2.44
                                                   ----------- -----------
   Balance at June 30, 2007                          213,990         $0.30
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                                   -              -
                                                   ----------- -----------


   Balance at September 30, 2007 (unaudited)         213,990         $0.30
                                                   =========== ===========
Options exercisable at September 30, 2007            213,990         $0.30
                                                   =========== ===========
Weighted average fair value of options
   granted during 2007                                               $  -
                                                               ===========

                            Outstanding                     Exercisable
                -------------------------------------  ---------------------
                     Number     Weighted                  Number
                  Outstanding    Average    Weighted   Exercisable Weighted-
                      at        Remaining    Average       at        average
Range of         September 30  Contractual  Exercise   September 30 Exercise
Exercise Price       2007          Life       Price        2007       Price
----------------------------------------------------------------------------
$ 0.05-$0.1083    150,000       6.25 yrs.    $0.0792     150,000    $0.0792
$ 0.1550-$0.20     39,990       4.37 yrs.    $0.1830      39,990    $0.1831
$ 0.7815-$1.125     9,000       1.24 yrs.    $0.9342       9,000    $0.9342
$ 2.469            15,000       2.75 yrs.    $2.469       15,000    $2.469
                -----------    ----------  -----------  ---------  ---------
$ 0.05-$2.469     213,990       4.54 yrs.   $0.3021      213,990    $0.3021
                ===========    ==========  ===========  =========  =========

                                EXHIBIT INDEX


Exhibit No.          Description

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

   32 Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
                     (b) of Section 1350, Title 18, United States Code).

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of clickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  November 13, 2007            /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of clickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  November 13, 2007           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of clickNsettle.com, Inc. for the period ended September 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Acting Chief Executive Officer of clickNsettle.com, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of clickNsettle.com, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of clickNsettle.com, Inc.




Dated:  November 13, 2007           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Executive Officer


Dated:  November 13, 2007           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to clickNsettle.com, Inc. and will be retained by clickNsettle.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.