Form 10-Q
period 2007-12-31
CLICKNSETTLE COM INC
filed 2008-02-14
CIK 925741

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended December 31, 2007
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

     On January 31, 2008, the number of shares of outstanding Common Stock of the issuer was 55,150,260.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]
                            clickNsettle.com, Inc.
                                  FORM 10-QSB
                      QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis or Plan of Operation        1
Item 3.  Controls and Procedures                                          4

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                5
Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds                                              5
Item 3.  Defaults upon Senior Securities                                  5
Item 4.  Submission of Matters to a Vote of Security Holders              5
Item 5.  Other Information                                                5
ITEM 6.  Exhibits                                                         5

SIGNATURES                                                                6

INDEX TO FINANCIAL STATEMENTS                                           F-1

EXHIBIT INDEX                                                             7


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

     Results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of the results of operations expected for the year ending June 30, 2008.

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

CRITICAL ACCOUNTING POLICIES

     Please refer to our Annual report on Form 10-KSB for a discussion of our critical accounting policies, which include income taxes and valuation allowance. There have been no changes to these policies during the three months ended December 31, 2007.

FINANCIAL RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007

     For the quarter ended December 31, 2007, we recorded a net loss of approximately $45,500 or less than $0.01 per share. Included in the financial results for the quarter ended December 31, 2007, were professional fees of approximately $27,000 and general and administrative expenses of approximately $31,900, which together constituted our total operating expenses. Our operating expenses were less in this quarter than in the three months ended September 30, 2007 when we incurred higher professional fees in connection with the change of control of the Company that occurred on September 26, 2007. We had interest income of approximately $13,500 during the most recent quarter. The interest income is significantly higher than we have previously had as a result of the working capital contributed to the Company in connection with the change of control.

     For the three months ended December 31, 2006, the Company recorded a net loss of approximately $17,800 or less than $0.01 per share. The Company's operating expenses for the three months ended December 31, 2006, were approximately $18,700, which was the amount spent to maintain CLIK as a public company. Interest income during the three months ended December 31, 2006 was approximately $900.

     For the six months ended December 31, 2007, we recorded a net loss of approximately $138,300 or less than $0.01 per share. Included in the financial results for the six months were administrative expenses of approximately $34,700. We had interest income of approximately $14,800 during the six months, of which approximately $13,500 was earned following the change of control on September 26, 2007. Expenses were approximately $94,100 greater in the quarter ended September 30, 2007 than in the quarter ended December 31, 2007 as a result of the expenses incurred for the change of control. Interest income in the quarter ended September 30, 2007 was approximately $1,300, compared to approximately $13,500 for the quarter ended December 31, 2007.

     For the six months ended December 31, 2006, the Company recorded a net loss of approximately $42,900 or less than $0.01 per share. The Company's operating expenses for the six months ended December 31, 2006 were approximately $45,100. Interest income during the six months ended December 31, 2006 was approximately $2,300.

     We do not expect to generate operating revenues or income until such time as we effect a business combination with an operating company. However, in the event that we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2007, the Company had cash of approximately $1,419,400, following the change of control and the Company's sale of restricted securities to the new investors. The Company's liabilities at December 31, 2007 were approximately $9,400. The Company's cash is invested in money market accounts and certificates of deposit. We anticipate that the primary uses of working capital will include general and administrative expenses, professional fees to maintain CLIK as a reporting company, and costs associated with seeking to locate and consummate a business combination. We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

     In December 2007 we agreed to sell the number of shares of common stock required to give the purchasers of such stock a 51% interest in the Company. The purchase price for these shares will be an amount that is equal to the Company's cash, after deduction of any liabilities, on the closing date. If this sale is completed, the Company's cash will increase, but there can be no assurances that this transaction, which we expect to occur during the first six months of 2008, will be completed.

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

WE HAVE NO REVENUES, BUT WE INCUR COSTS AND EXPENSES.

     CLIK has not had any revenue since January 13, 2005. If we do not acquire another operating business, we cannot generate revenues. Moreover, we will continue to incur costs for our public reporting obligations and for searching for an operating business. It is likely that in order to acquire a new operating business or to enter into a merger transaction, significant costs will be incurred. There can be no assurances that the cash on hand will be sufficient to cover such costs.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of December 31, 2007, the Company's President and Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures.

     A control system, however well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. There are inherent limitations in all control systems, and no evaluation of controls can provide absolute assurance that all control gaps or instances of fraud have been detected. These inherent limitations include the realities that the judgments in decision-making can be faulty, and that simple errors or mistakes can occur.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On December 19, 2007, the Company entered into a Stock Purchase Agreement (the "Agreement") with a group of investors led by Dr. Phillip Frost (the "Purchasers"). Pursuant to the Agreement, the Company will implement a one-for-ten reverse stock split, increase its authorized common and preferred shares, and sell to the Purchasers an aggregate number of unregistered shares equal to 51% of the post-reverse split outstanding shares of the common stock of the Company on a fully diluted basis (the "Shares"). The purchase price for the sale of the Shares will be an amount equal to net cash and cash equivalents of the Company on the Closing Date, after deducting any and all liabilities and costs existing as of the Closing Date, including costs and expenses of this transaction. The Company expects that the Closing Date will occur during the first six months of 2008.

     The Shares will be issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 (the "1933 Act"). The Shares will be deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the Shares will bear a legend stating the restrictions on resale. There will be no underwriting discounts or commissions.

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

ITEM 6.  EXHIBITS

         (a)      Exhibits.

                  Exhibit 31.1  Certification of Chief Executive
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 31.2  Certification of Chief Financial
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 32 Certification pursuant to Rule 13a-14(b) and Section 1350, Title 18, United States Code

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   clickNsettle.com, Inc.
                                   (Registrant)

Dated: February 13, 2008            By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President
                                    (Principal Executive Officer)

Dated: February 13, 2008            By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                       Pages

Condensed Balance Sheet as of December 31, 2007 (Unaudited)             F-2

Condensed Statements of Operations for the Three and Six Months
     Ended December 31, 2007 and 2006 (Unaudited)                       F-3

Condensed Statement of Changes in Stockholders' Equity for the
     Six Months Ended December 31, 2007 (Unaudited)               F-4 - F-5

Condensed Statements of Cash Flows for the Six Months
     Ended December 31, 2007 and 2006 (Unaudited)                       F-6

Notes to Condensed Financial Statements (Unaudited)              F-7 - F-11

                          clickNsettle.com, Inc.
                         CONDENSED BALANCE SHEET
                             December 31, 2007
                               (Unaudited)



                                     Assets

Current assets:
   Cash                                                                $1,419,351
   Prepaid expenses                                                        25,008
                                                                       -----------
Total current assets                                                   $1,444,359
                                                                       ===========

                        Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                    $    9,361
                                                                       -----------
Total current liabilities                                              $    9,361
                                                                       -----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized;
     none issued and outstanding
   Common stock, $.001 par value; 300,000,000 shares authorized;
     55,402,762 shares issued and 55,150,260 shares outstanding        $    55,403
   Additional paid-in capital                                           11,699,336
   Accumulated Deficit                                                 (10,235,823)
   Less: treasury stock (252,502 shares) - at cost                         (83,918)
                                                                       ------------
   Total stockholders' equity                                          $ 1,434,998
                                                                       ------------
   Total Liabilities and Stockholders' Equity                          $ 1,444,359
                                                                       ============














The accompanying notes are an integral part of these statements.

                                           clickNsettle.com, Inc.
                                         STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                             Three Months Ended                       Six Months Ended
                                                December 31,                             December 31,
                                          ------------------------                ------------------------
                                            2007           2006                      2007           2006
Operating Expenses
   Professional fees                        $    27,047    $       -                 $   118,373    $      -
   General and administrative                    31,927         18,723                    34,688        45,115
                                            ------------   ------------              ------------   -----------
Total Operating Expenses                         58,974         18,723                   153,061        45,115
                                            ------------   ------------              ------------   -----------
Loss from operations                            (58,974)       (18,723)                 (153,061)      (45,115)
                                            ============   ============              ============   ===========

Other Income
   Interest Income                               13,524            941                    14,778         2,259
                                            ------------   ------------              ------------   -----------
Total Other Income                               13,524            941                    14,778         2,259
                                            ------------   ------------              ------------   -----------
                                            ------------   ------------
Net Loss                                    $   (45,450)   $   (17,782)                 (138,283)      (42,856)
                                           ============   ===========              ============   ===========
Net loss per share - basic and diluted      $     (0.00)   $     (0.00)              $     (0.00)    $   (0.00)
                                           ============   ===========              ============   ===========

Weighted average number of shares
outstanding during the period --
basic and diluted                            55,150,260      9,929,212                33,522,794      9,929,212
                                           ============   ===========              ============   ===========

The accompanying notes are an integral part of these statements.

                                         clickNsettle.com, Inc.
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              For the Six Months Ended December 31, 2007
                            and For the Years Ended June 30, 2007 and 2006
                                              (Unaudited)

                                                        Additional                                              Total
                                      Common Stock       Paid in      Accumulated    Treasury  Subscription Stockholders'
                                    Shares    Amount     Capital        Deficit        Stock    Receivable     Equity
                                   ---------- --------  -----------  ------------- ----------  ------------ -------------
Balance, June 30, 2006             10,181,554 $ 10,182  $10,212,757  (10,022,096)  $ (83,918)  $      -    $  116,295

Increase in shares issued due to
reconciliation with transfer agent         150      -             -            -            -            -           -

Imputed contribution to capital
for services provided by
related party                              -        -          19,800          -            -            -        19,800

Net loss, 2007                             -        -             -        (75,444)         -            -       (75,444)
                                   ==========  =======  =========== =============  =========== ==========  ===========
Balance, June 30, 2007             10,181,704  $10,182  $10,232,557 $(10,097,540)  $ (83,918)  $      -     $   61,281

Issuance of common stock for cash
($0.0349/share)                     44,921,054    44,921    1,522,079          -           -        (25,500)   1,541,500

Issuance of common stock as
finder's fee ($0.001/share)            300,000       300         (300)         -           -            -            -

Cash paid as finder's fee                  -         -        (55,000)         -           -            -        (55,000)

Increase in shares issued due to
reconciliation with transfer agent           4

Net loss for the 3 months ended
September 30, 2007                         -         -            -        (92,833)        -            -        (92,833)
                                   ----------  -------- ----------- -------------  ----------  -----------------------
Balance, September 30, 2007        55,402,762  $55,403  $11,699,336 $(10,190,373)  $ (83,918)  $ (25,500)  $1,454,948


Collection of prior period
Subscription                              -        -            -            -           -        25,500       25,500

Net loss for the 3 months ended
December 31, 2007                         -        -            -        (45,450)        -           -        (45,450)
                                   ----------  -------- ----------- -------------  ----------  ----------- -----------
Balance, December 31, 2007
Unaudited                          55,402,762  $55,403  $11,699,336 $(10,235,823)  $ (83,918)  $     -     $1,434,998
                                   ==========  ======== =========== =============  ==========  =========== ===========




























The accompanying notes are an integral part of the financial statements.

                             clickNsettle.com, Inc.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                        For the six months ended December 31,
                                                 2007           2006
                                           ------------   ------------
Cash Flows From Operating Activities
   Net Loss                                 $ (138,283)     $ (42,856)
    Adjustments to reconcile net loss
    to net cash used in operations
      Contributed services-
      former related party                         -           11,800
    Changes in operating assets
    and liabilities:
      Increase (Decrease) in:
        Prepaid asset                          (19,995)         7,286
      (Increase) Decrease in:
        Accounts payable and
        accrued liabilities                    (16,468)        (8,273)
                                           ------------   ------------
Net Cash Used in Operating Activities         (174,746)       (32,043)
                                           ============   ============
Cash Flows From Financing Activities:
   Proceeds from sale of common stock       1,567,000            -
   Cash paid as finder's fee                  (55,000)           -
                                           ------------   ------------
Net Cash Provided by Financing Activities    1,512,000            -
                                           ============   ============
Net Increase (Decrease) in Cash
   and Cash Equivalents                      1,337,254         (32,043)

Cash and cash equivalents
Beginning of Period                         $   82,097     $   129,220
                                           ------------   ------------
Cash and cash equivalents
End of Period                               $1,419,351     $    97,177
                                           ============   ============
Supplemental disclosure of
cash flow information:
   Cash paid for interest                   $      -       $       -
                                           ============   ============
   Cash paid for taxes                      $      -       $       -
                                           ============   ============
Supplemental disclosure of non-cash
investing and financing activities:
   Stock paid as finder's fee
   (300,000) shares) (See Note 3)           $      300     $       -
                                           ============   ============

The accompanying notes are an integral part of these statements.

                                     F-6
                          clickNsettle.com, Inc.

                      Notes to Financial Statements

                            December 31, 2007
                                (Unaudited)

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

     On September 26, 2007, the Company issued 45,221,054 shares of restricted common stock in connection with a change in control. (See Note 3)

     On December 19, 2007, the Company entered into a stock purchase agreement with a new group of investors for the sale of 51% of the Company's outstanding common stock. The transaction will result in a change of control. The sale is expected to close during the first six months of 2008.

     On December 19, 2007, the Board of Directors approved a one-for-ten reverse stock split and an increase in the number of the Company's authorized common and preferred shares. These changes are expected to become effective during the first six months of 2008 after notice to shareholders and filing with the State of Delaware.

     The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $138,283 and net cash used in operations of $174,746, respectively, for the six months ended December 31, 2007. The Company has positive working capital of $1,434,998 at December 31, 2007, and has the ability to meet all obligations due over the course of the next twelve months.

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

(C)  Cash and Cash Equivalents

     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2007, the balance exceeded the federally insured limit by $1,299,426.

(D)  Net Loss per Share

     Basic earnings (loss) per share is computed by dividing the net loss less preferred dividends for the period by the weighted average number of shares outstanding. Diluted loss per share is computed by dividing net loss less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents.

     At December 31, 2007 and 2006, the Company had outstanding common stock equivalents consisting of 213,990 and 413,974 stock options, respectively, which could potentially dilute loss per share. All common stock equivalents existing at these dates were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share.
(E)  Income Taxes

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

(F)  Segment Information

     The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." At December 31, 2007, the Company only operated in one segment; therefore, segment information has not been presented.

(G)  Recent Accounting Pronouncements

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements on July 1, 2009.

     In December 2007, the FASB issued SFAS 141R, Business Combinations ("SFAS 141R"), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed after July 1, 2009.

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

(C)  Cash Paid as Finder's Fee

     On September 26, 2007, the Company paid $55,000 to an individual as a finder's fee.

(D)  Stock Options

     A summary of stock option activity for the six months ended December 31, 2007 (unaudited) and for the year ended June 30, 2007 is as follows:

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Options          Price
Stock Options
   Balance at June 30, 2006                          448,974         $1.42
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                              (234,984)         2.44
                                                   ----------- -----------
   Balance at June 30, 2007                          213,990         $0.30
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                                   -              -
                                                   ----------- -----------
   Balance at December 31, 2007 (unaudited)         213,990          $0.30
                                                   =========== ===========
Options exercisable at December 31, 2007            213,990          $0.30
                                                   =========== ===========
Weighted average fair value of options
   granted during 2007                                               $  -
                                                               ===========

                            Outstanding                     Exercisable
                -------------------------------------  ---------------------
                     Number     Weighted                  Number
                  Outstanding    Average    Weighted   Exercisable Weighted-
                      at        Remaining    Average       at        average
Range of          December 31  Contractual  Exercise   December 31  Exercise
Exercise Price       2007          Life       Price        2007       Price
----------------------------------------------------------------------------
$ 0.05-$0.11      150,000       5.99 yrs.    $0.08       150,000     $0.08
$ 0.16-$0.20       39,990       4.11 yrs.    $0.18        39,990     $0.18
$ 0.78-$1.13        9,000       0.99 yrs.    $0.93         9,000     $0.93
$ 2.47             15,000       2.49 yrs.    $2.47        15,000     $2.47
                -----------    ----------  -----------  ---------  ---------
$ 0.05-$2.47      213,990       4.28 yrs.    $0.30       213,990     $0.30
                ===========    ==========  ===========  =========  =========

                                EXHIBIT INDEX


Exhibit No.          Description

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

   32                Certification pursuant to Rule 13a-14(b) and
                     Section 1350, Title 18, United States Code.

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of clickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  February 13, 2008            /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of clickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  February 13, 2008           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-QSB of clickNsettle.com, Inc. for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Acting Chief Executive Officer of clickNsettle.com, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of clickNsettle.com, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of clickNsettle.com, Inc.




Dated:  February 13, 2008           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Executive Officer


Dated:  February 13, 2008           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to clickNsettle.com, Inc. and will be retained by clickNsettle.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.