Form 10-Q
period 2008-03-31
CLICKNSETTLE COM INC
filed 2008-05-15
CIK 925741

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended         March 31, 2008
                               ------------------------------------------

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission File No.                              0-21419
                                         -----------------------------------

                              clickNsettle.com, Inc.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        23-2753988
---------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

4400 Biscayne Boulevard, Suite 950, Miami, Florida               33137
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (305) 573-4112
---------------------------------------------------------------------------
               (Registrant's Telephone Number, including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.               Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ ]                      Accelerated filer [ ]
     Non-accelerated filer [ ] (Do not check if a smaller reporting company)
                                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.)                            Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On May 8, 2008, the number of shares of outstanding Common Stock of the issuer was 11,277,516.

                            clickNsettle.com, Inc.
                                   FORM 10-Q
                        QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                      F-1-F-12
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    1
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                    N/A
Item 4.  Controls and Procedures                                          3

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                3
Item 1A. Risk Factors                                                     3
Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                                                  4
Item 3.  Defaults upon Senior Securities                                  5
Item 4.  Submission of Matters to a Vote of Security Holders              5
Item 5.  Other Information                                                5
ITEM 6.  Exhibits                                                         5

SIGNATURES                                                                6

EXHIBIT INDEX                                                             7


clickNsettle.com, Inc.
CONDENSED BALANCE SHEETS

                                                            March 31, 2008                June 30, 2007
ASSETS                                                        (Unaudited)                   (Audited)
                                                        ----------------------      -----------------------
Current assets:
    Cash and cash equivalents                                $ 2,680,315                $    82,097
    Prepaids                                                      16,631                      5,013
                                                             ------------               ------------
Total Current Assets                                           2,696,946                     87,110
                                                             ------------               ------------
TOTAL ASSETS                                                 $ 2,696,946                $    87,110
                                                             ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                         $       -                  $    25,829
                                                             ------------               ------------
Total current liabilities                                            -                       25,829
Commitments and Contingencies
Stockholders' equity:
   Preferred stock; $0.001 par value, 50,000,000 shares
     authorized, none issued and outstanding                         -                          -
   Common stock; $0.001 par value, 750,000,000 shares
     authorized, 11,277,516 shares issued and outstanding
     in 2008; 1,018,169 shares issued and 992,919
     shares outstanding in 2007                                   11,277                      1,018
   Additional paid-in capital                                 12,993,833                 10,241,721
   Accumulated Deficit                                       (10,308,164)               (10,097,540)
   Less treasury stock (25,250 shares) at cost                       -                      (83,918)
                                                             ------------               ------------
Total stockholders' equity                                     2,696,946                     61,281
                                                             ------------               ------------
Total liabilities and stockholders' equity                   $ 2,696,946                $    87,110
                                                             ============               ============

See accompanying notes to unaudited condensed financial statements.
                                                  F-1
clickNsettle.com, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months Ended                      Nine Months Ended
                                                  March 31,                               March 31,
                                          ------------------------                ------------------------
                                            2008           2007                      2008           2007
Operating Expenses
   Professional fees                        $    55,577    $       -                 $   173,950    $      -
   General and administrative                    29,702         16,418                    64,389        61,533
                                            ------------   ------------              ------------   -----------
Total Operating Expenses                         85,279         16,418                   238,339        61,533
                                            ------------   ------------              ------------   -----------
Loss from operations                            (85,279)       (16,418)                 (238,339)      (61,533)
                                            ============   ============              ============   ===========

Other Income
   Interest Income                               12,938          1,071                    27,715         3,330
                                            ------------   ------------              ------------   -----------
Total Other Income                               12,938          1,071                    27,715         3,330
                                            ------------   ------------              ------------   -----------
Net Loss                                    $   (72,341)    $  (15,347)               $ (210,624)    $ (58,203)
                                           ============   ===========              ============   ===========
Net loss per share - basic and diluted      $     (0.01)    $    (0.02)              $     (0.05)   $    (0.06)
                                           ============   ===========              ============   ===========

Weighted average number of shares
outstanding during the period --
basic and diluted                             6,338,232         992,921                4,340,358       992,921
                                           ============   ===========              ============   ===========

See accompanying notes to unaudited condensed financial statements.

clickNsettle.com, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2008
and For the Years Ended June 30, 2007 and 2006
(Unaudited)

                                                        Additional                                              Total
                                      Common Stock       Paid in      Accumulated    Treasury  Subscription Stockholders'
                                    Shares    Amount     Capital        Deficit        Stock    Receivable     Equity
                                   ---------- --------  -----------  ------------- ----------  ------------ -------------
Balance, June 30, 2006              1,018,155 $  1,018  $10,221,921  (10,022,096)  $ (83,918)  $      -    $  116,925

Increase in shares issued due to
reconciliation with transfer agent         15      -            -            -           -            -           -

Imputed contribution to capital
for services provided by
related party                             -        -         19,800          -           -            -        19,800

Net loss, 2007                            -        -            -        (75,444)        -            -       (75,444)
                                   ==========  =======  =========== =============  =========== ==========  ===========
Balance, June 30, 2007              1,018,170    1,018   10,241,721 $(10,097,540)  $ (83,918)  $      -    $   61,281

Issuance of common stock for cash
($0.349/share)                      4,492,105    4,492    1,562,508          -           -        (25,500)  1,541,500

Issuance of common stock as
finder's fee ($0.001/share)            30,000       30          (30)         -           -            -           -

Cash paid as finder's fee                 -        -        (55,000)         -           -            -       (55,000)

Net loss for the 3 months ended
September 30, 2007                        -        -            -        (92,833)        -           -        (92,833)
                                   ----------  -------- ----------- -------------  ----------  -----------------------
Balance, September 30, 2007         5,540,275  $ 5,540  $11,749,199 $(10,190,373)  $ (83,918)  $ (25,500)  $1,454,948
Unaudited

Collection of prior period
Subscription                              -        -            -            -           -        25,500       25,500

Net loss for the 3 months ended
December 31, 2007                         -        -            -        (45,450)        -           -        (45,450)
                                   ----------  -------- ----------- -------------  ----------  ----------- -----------
Balance, December 31, 2007
Unaudited                           5,540,275  $ 5,540  $11,749,199 $(10,235,823)  $ (83,918)  $     -     $1,434,998
                                   ----------  -------- ----------- -------------  ----------  ----------- -----------

Issuance of common stock for cash
($0.23/share), net of offering
costs                               5,762,448    5,762    1,328,527          -           -           -      1,334,289

Cancellation of treasury stock        (25,250)     (25)     (83,893)         -        83,918         -            -


Increase in shares issued due to
Reconciliation with transfer agent         43

Net loss for the 3 months ended
March 31, 2008                            -        -            -        (72,341)        -           -        (72,341)
                                   ----------  -------- ----------- -------------  ----------  ----------- -----------
Balance, March 31, 2008
Unaudited                          11,277,516  $11,277  $12,993,833 $(10,308,164)  $     -     $     -     $2,696,946
                                   ==========  ======== =========== =============  ==========  =========== ===========
















See accompanying notes to unaudited condensed financial statements.

clickNsettle.com, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                         For the nine months ended March 31,
                                                 2008           2007
                                           ------------   ------------
Cash Flows From Operating Activities
   Net Loss                                 $  (210,624)   $   (58,203)
    Adjustments to reconcile net loss
    to net cash used in operations
      Contributed services-
      former related party                          -           15,800
    Changes in operating assets
    and liabilities:
      Increase (Decrease) in:
        Prepaid asset                           (11,618)         6,048
      (Increase) Decrease in:
        Accounts payable and
        accrued liabilities                     (25,829)        (3,672)
                                           -------------   ------------
Net Cash Used in Operating Activities          (248,071)       (40,027)
                                           =============   ============
Cash Flows From Financing Activities:
   Proceeds from sale of common stock         2,905,100            -
      Offering Costs                             (3,811)           -
   Cash paid as finder's fee                    (55,000)           -
                                           -------------   ------------
Net Cash Provided by Financing Activities     2,846,289            -
                                           =============   ============
Net Increase (Decrease) in Cash
   and Cash Equivalents                       2,598,218        (40,027)
Cash and cash equivalents
Beginning of Period                         $    82,097    $   129,220
                                           -------------   ------------
Cash and cash equivalents
End of Period                               $ 2,680,315    $    89,193
                                           =============   ============
Supplemental disclosure of
cash flow information:
   Cash paid for interest                   $       -       $      -
                                           =============   ============
   Cash paid for taxes                      $       -       $      -
                                           =============   ============
Supplemental disclosure of non-cash
investing and financing activities:
   Stock paid as finder's fee
   (30,000 shares) (See Note 3)             $       300    $       -
                                           =============  ============
Cancellation of treasury stock              $    83,918   $        -
                                           =============  ============
See accompanying notes to unaudited condensed financial statements.

                                     F-5
                          clickNsettle.com, Inc.

                      Notes to Financial Statements

                              March 31, 2008
                                (Unaudited)

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

2.  Nature of Operations and Summary of Significant Accounting Policies

(A)  Nature of Operations and Liquidity

     clickNsettle.com, Inc. ("CLIK") previously provided a broad range of Alternative Dispute Resolution ("ADR") services, primarily arbitrations and mediations, principally in the United States. CLIK incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, the predecessor operating company, which CLIK's former Chief Executive Officer primarily owned, was acquired by and became a wholly owned subsidiary of CLIK. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of the predecessor operating company combined with those of CLIK at their historical carrying values. The predecessor operating company also provided a broad range of ADR services, including arbitrations and mediations. The predecessor operating company began operations in March 1992.

     Prior to January 1, 2006, the accompanying financial statements of clickNsettle.com, Inc. included the accounts of its wholly owned subsidiaries, Michael Marketing LLC and clickNsettle.com LLC (collectively referred to herein as the "Company"). As of January 1, 2006, the Company transferred ownership of its wholly owned subsidiary, Michael Marketing LLC, to National Arbitration and Mediation, Inc. ("NAMI"). Such subsidiary was inactive and had no operations or net assets. Previously, the Company dissolved its other wholly owned subsidiary, clickNsettle.com LLC, as it was also inactive and had no operations or net assets. On January 13, 2005, CLIK sold its ADR services. As such, the Company no longer owns any subsidiaries and has no operations.

     The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $210,624 and net cash used in operations of $248,071 for the nine months ended March 31, 2008. The Company has positive working capital of $2,696,946 at March 31, 2008, and has the ability to meet all obligations due over the course of the next twelve months.

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

(C)  Cash and Cash Equivalents

     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2008, the balance exceeded the federally insured limit by $2,383,468.

(D)  Net Loss per Share

     Basic earnings (loss) per share is computed by dividing the net loss less preferred dividends for the period by the weighted average number of shares outstanding. Diluted loss per share is computed by dividing net loss less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. On March 13, 2008, the Company declared a one for ten reverse stock split. All share and per share amounts have been retroactively restated.

     At March 31, 2008 and June 30, 2007, the Company had outstanding common stock equivalents consisting of 21,399 and 21,399 stock options, respectively, which could potentially dilute loss per share. All common stock equivalents existing at these dates were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share.

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

     We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At March 31, 2008, we did not record any liabilities for uncertain tax position.

(F)  Segment Information

     The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." At March 31, 2008, the Company only operated in one segment; therefore, segment information has not been presented.

(G)  Recent Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumption that market participants would use when pricing an asset or liability. It also defines fair value and establishes a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's

2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS 141R, Business Combinations ("SFAS 141R"), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In January 2008 the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options.
At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No.

107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material effect on its financial position, results of operations or cash flows.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

(H)  Reclassifications

     Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. These reclassifications had no material effect on the financial position, results of operations or cash flows.

3.  Stockholders' Equity

(A)  Stock Issued for Cash

     On September 26, 2007, the Company sold 4,492,105 shares of restricted common stock for $1,567,000 ($0.349/share). The sale resulted in control of the Company being obtained by a third-party investor group.

     On December 19, 2007, the Company entered into a stock purchase agreement with a new group of investors for the sale of 51% of the Company's outstanding stock. The transaction closed on March 18, 2008, whereby the Company sold 5,762,448 shares of common stock for $1,334,289 net of offering costs ($0.23/share). This transaction resulted in a further change of control.

(B)  Stock Issued as Finder's Fee

     On September 26, 2007, the Company issued 30,000 shares of restricted common stock having a fair value of $300 as a finder's fee relating to the Company's change in control. The payment had a net effect on equity of $0, as additional paid in capital was debited and common stock was credited for the same balance at par value.

(C)  Cash Paid as Finder's Fee

     On September 26, 2007, the Company paid $55,000 to an individual as a finder's fee.

(D)  Stock Options

     A summary of stock option activity for the nine months ended March 31, 2008 (unaudited) and for the year ended June 30, 2007 is as follows:

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Options          Price
Stock Options
   Balance at June 30, 2006                           44,897        $14.20
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                               (23,498)        24.40
                                                   ----------- -----------
   Balance at June 30, 2007                           21,399          3.02
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                                   -              -
                                                   ----------- -----------
   Balance at March 31, 2008 (unaudited)              21,399          3.02
                                                   =========== ===========
Options exercisable at March 31, 2008                 21,399          3.02
                                                   =========== ===========
Weighted average fair value of options
   granted during 2008                                               $  -
                                                               ===========

                            Outstanding                     Exercisable
                -------------------------------------  ---------------------
                     Number     Weighted                  Number
                  Outstanding    Average    Weighted   Exercisable Weighted
                      at        Remaining    Average       at       Average
Range of            March 31   Contractual   Exercise    March 31   Exercise
Exercise Price        2008        Life        Price        2008      Price
----------------------------------------------------------------------------
$ 0.50-$ 1.08      15,000       5.75 yrs.   $ 0.79        15,000     $ 0.79
$ 1.55-$ 2.00       3,999       3.86 yrs.   $ 1.83         3,999     $ 1.83
$ 7.82-$11.25         900       0.49 yrs.   $ 9.34           900     $ 9.34
$24.69              1,500       2.24 yrs.   $24.69         1,500     $24.69
                -----------    ----------  -----------  ---------  ---------
$ 0.50-$24.69      21,399       4.03 yrs.   $ 3.02        21,399     $ 3.02
                ===========    ==========  ===========  =========  =========

(E)  Authorized Capital

     On March 13, 2008, the Company increased its authorized share capital to 50,000,000 shares of preferred stock and 750,000,000 shares of common stock.

(F)  Cancellation of Treasury Stock

     On March 14, 2008, the Company cancelled its treasury stock.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-K and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made.

     Results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of the results of operations expected for the year ending June 30, 2008.

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

     The discussion of our financial condition and results of operations should be read in conjunction with our unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008

     For the quarter ended March 31, 2008, we recorded a net loss of approximately $72,300 or less than $0.01 per share. Included in the financial results for the quarter ended March 31, 2008, were professional fees of approximately $55,600 and general and administrative expenses of approximately $29,700, which together constituted our total operating expenses. We had interest income of approximately $12,900 during the most recent quarter. The interest income is significantly higher than we have previously had as a result of the working capital contributed to the Company in connection with two changes of control, in which we sold restricted securities to investors.

     For the three months ended March 31, 2007, the Company recorded a net loss of approximately $15,300 or $0.02 per share. Although the amount of the loss was significantly less during this quarter in 2007, the loss per share was twice as much because we had fewer outstanding shares in 2007. The Company's operating expenses for the three months ended March 31, 2007, were approximately $16,400, which was the amount spent for general and administrative expenses to maintain our status as a reporting public company. Interest income during the three months ended March 31, 2007 was approximately $1,100.

     For the nine months ended March 31, 2008, we recorded a net loss of approximately $210,600 or $0.05 per share. Our expenses for the nine months were approximately $238,300. We had interest income of approximately $27,700 during the nine months.

     For the nine months ended March 31, 2007, the Company recorded a net loss of approximately $58,200 or $0.06 per share. The Company's operating expenses for the nine months ended March 31, 2007 were approximately $61,500. Interest income during the nine months ended March 31, 2007 was approximately $3,300.

     The increase in operating expenses in fiscal 2008 is attributable to the two changes of control in September 2007 and March 2008.

     We do not expect to generate operating revenues or income until such time as we effect a business combination with an operating company. However, in the event that we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2008, the Company had cash of approximately $2.7 million. The Company had no liabilities at March 31, 2008. The Company's cash is invested in money market accounts and certificates of deposit. We anticipate that the primary uses of working capital will include general and administrative expenses, professional fees to maintain our status as a reporting public company, and costs associated with seeking to locate and consummate a business combination. We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     We have no off-balance sheet arrangements and no contractual obligations.

     On March 18, 2008, we sold a 51% interest in the Company to a small group of investors that included Dr. Phillip Frost, former chairman of Ivax Corporation. The purchase price for these shares was $1,334,289 net of offering costs, an amount that was approximately equal to the Company's cash, after deduction of liabilities, on the closing date.

PLAN OF OPERATION

     Management of the Company is devoting its efforts to consummating a merger or acquisition with an operating business. In the event that we identify an acceptable operating business, we will effect the transaction utilizing any combination of our common stock, cash on hand, or other funding sources that we reasonably believe are available. We currently have no contractual commitments with regard to effecting an acquisition or other business combination with an operating company.

ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2008, our President and Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008.

     Disclosure controls and procedures mean the methods designed to ensure that information that the Company is required to disclose in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our controls and procedures are designed to ensure that all information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding disclosure. Our controls and procedures are also designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions.

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

ITEM 1A.  RISK FACTORS

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

WE DO NOT HAVE AN OPERATING BUSINESS, AND, IF THE COMPANY ACQUIRES A NEW BUSINESS, OUR SHAREHOLDERS WILL SUFFER SIGNIFICANT DILUTION.

     On January 13, 2005, the Company sold its alternative dispute resolution/mediation business. We are searching for an operating entity to acquire or with which to enter into a merger transaction. There can be no assurances that an operating company will be acquired or that a merger transaction will be consummated. Also, the Company's cash may not be sufficient to acquire a new operating business or to enter into a merger transaction. In addition, if we acquire a new operating business or enter into a merger transaction, we expect that the transaction will be accomplished through the issuance of stock of the Company, resulting in significant dilution to existing shareholders.

WE HAVE NO REVENUES, BUT WE INCUR COSTS AND EXPENSES.

     We have not had any revenue since January 13, 2005. If we do not acquire another operating business, we cannot generate revenues. Moreover, we will continue to incur costs for our public reporting obligations and for searching for an operating business. It is likely that in order to acquire a new operating business or to enter into a merger transaction, significant costs will be incurred. There can be no assurances that the cash on hand will be sufficient to cover such costs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 18, 2008, we sold 5,762,448 shares of our common stock to a group of investors led by Dr. Phillip Frost (the "Purchasers").

     The Shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 (the "1933 Act"). The Shares are "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the Shares bear a legend stating the restrictions on resale. There were no underwriting discounts or commissions. We used the proceeds of the sale for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 25, 2008, the holders of approximately 53% of our issued and outstanding common stock approved an amendment to our Certificate of Incorporation (i) to increase the number of authorized shares of our capital stock to 800 million shares, consisting of 750 million shares of Common Stock, $0.001 par value, and 50 million shares of Preferred Stock, $0.001 par value, (ii) to implement a one-for-ten reverse stock split of the currently outstanding shares of our capital stock, (iii) to remove from our original Certificate of Incorporation an extraneous provision and a provision that allowed us to restrict stockholder inspection rights, and (iv) to integrate into a single Amended and Restated Certificate of Incorporation our original Certificate of Incorporation, all amendments previously filed with the Secretary of State of Delaware, and the new amendments approved on January 25, 2008. The Amended and Restated Certificate of Incorporation became effective on March 13, 2008, when it was filed with the Secretary of State of Delaware.

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

                                   clickNsettle.com, Inc.
                                   (Registrant)

Dated: May 15, 2008            By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President
                                    (Principal Executive Officer)

Dated: May 15, 2008            By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

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

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

   32                Certification pursuant to Rule 13a-14(b) and
                     Section 1350, Title 18, United States Code.

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of clickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  May 15, 2008                /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of clickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  May 15, 2008                /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-Q of clickNsettle.com, Inc. for the period ended March 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of clickNsettle.com, Inc., and Alan Jay Weisberg, Chief Financial Officer of clickNsettle.com, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of clickNsettle.com, Inc.




Dated:  May 15, 2008                /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  May 15, 2008                /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to clickNsettle.com, Inc. and will be retained by clickNsettle.com, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.