Form 10-K
period 2008-06-30
CLICKNSETTLE COM INC
filed 2008-09-29
CIK 925741

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    June 30, 2008
                                                           ------------------
                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ----------------------

Commission File No.                              0-21419
                                          -----------------------------------

                              clickNsettle.com, Inc.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  23-2753988
---------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

8899 Beverly Boulevard, Suite 619, Los Angeles, California            90048
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                                         (310) 274-2036
Registrant's Telephone Number, including area code --------------------------

Securities registered pursuant to section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered

----------------------------------  -----------------------------------------

----------------------------------  -----------------------------------------

           Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, par value $.001
-----------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                    [ ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                   [ ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K                  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer  [ ]                         Accelerated filer  [ ]
  Non-accelerated filer    [ ]                 Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).                                    [X] Yes  [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently
completed second fiscal quarter.                           $11,023,368
                                                      -----------------------

The Registrant had 203,360,222 shares of common stock, par value $.001, outstanding as of September 19, 2008.

                             clickNsettle.com, Inc.
                                   FORM 10-K
                       FISCAL YEAR ENDED June 30, 2008

TABLE OF CONTENTS

PART I
Item 1.  Business                                                           	4
Item 2.  Properties                                                         5
Item 3.  Legal Proceedings                                                  5
Item 4.  Submission of Matters to a Vote of Security Holders                6

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters	 and Issuer Purchases of Equity Securities                  6
Item 6.  Selected Financial Data                                       	   N/A
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      7
Item 8.  Financial Statements and Supplementary Data               F-1 - F-18
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure	                                8
Item 9A(T)  Controls and Procedures	                                         8
Item 9B  Other Information                                                N/A

PART III
Item 10  Directors, Executive Officers and Corporate Governance        	9 - 13
Item 11  Executive Compensation	                                            14
Item 12  Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters               14 - 15
Item 13  Certain Relationships and Related Transactions,
         and Director Independence                     	                    16
Item 14  Principal Accounting Fees and Services	                            17

PART IV
Item 15  Exhibits		, Financial Statement Schedules                           18

Signatures                                                                 19

Certifications                                                        20 - 23

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

     Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Any or all of our forward-looking statements in this Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

PART I

Item 1.  BUSINESS

     clickNsettle.com, Inc., or CKST, was incorporated in the State of Delaware on January 12, 1994. CKST previously was involved in the business of providing alternative dispute resolution, or ADR, services. On October 31, 1994, CKST acquired all of the outstanding common stock of its predecessor operating company, which was formed on February 6, 1992, and was primarily owned by its former Chief Executive Officer and President. CKST's predecessor began operations in March 1992 as a provider of ADR services. CKST's predecessor was merged into CKST as of the end of June 1999. In June 2000, CKST's name was changed from "NAM Corporation" to "clickNsettle.com, Inc." CKST ceased all operations relating to its historical ADR business in January 2005 when it sold that business to National Arbitration and Mediation, Inc., a company owned by CKST's former Chief Executive Officer. After the sale of the ADR business, CKST had no operating business. CKST was a publicly traded shell company actively searching for a new operating business to acquire or to enter into a merger transaction.

Merger with Cardo Medical, LLC

     On August 29, 2008, subsequent to CKST's fiscal year for which this Annual Report is filed, CKST merged its wholly owned subsidiary Cardo Acquisition LLC with Cardo Medical, LLC ("Cardo") (the "Merger"). Cardo is now a wholly-owned subsidiary of CKST and the former members of Cardo control CKST. CKST adopted Cardo's business plan. For more information on the Merger, see the Company's Form 8-K filed on September 9, 2008.

Information about Cardo Medical, LLC and its Subsidiaries

     Cardo Medical, LLC is an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, Cardo intends to focus on the higher-growth sectors of the orthopedic industry, such as advanced minimally invasive instrumentation and bone-conserving high-performance implants. Cardo is focused on developing surgical devices that will enable surgeons to bridge the gap between soft tissue-driven sports medicine techniques and classical reconstructive surgical procedures. Cardo commercializes its reconstructive joint devices through its Cardo Orthopedics division and its spine devices through its Cardo Spine division. In December 2006, Cardo initiated sales of the Align 360 unicompartmental knee device, a partial knee resurfacing device for the medial or lateral part of the knee. Cardo has received approval under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("Section 510(k)") for its uniquely instrumented patello-femoral arthroplasty, a resurfacing device for the back of the kneecap, as well as for its total hip replacement system and its monopolar and bipolar hip systems. Cardo also has received Section 510(k) approvals for its spinal lumbar fusion system and its cervical plate and screw systems. Cardo is actively engaged in a number of research and development projects for total knee arthroplasty, spinal motion preservation, fusion devices and minimally invasive approaches for treating an array of spinal disorders.

Employees

     As of June 30, 2008, we had no employees. Our officers and directors transact the business of the Company without compensation therefor.

Item 2.  PROPERTIES

     Until August 29, 2008, the Company maintained, at no cost to the Company, its executive offices in approximately 500 square feet of office space located at 4400 Biscayne Boulevard, Suite 950, Miami, Florida 33137, within the offices of another company with which Glenn Halpryn and Noah Silver are affiliated. Following the Merger, the Company is moving its executive offices to Los Angeles, California.

Item 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceedings, nor to the knowledge of our management is any such proceeding threatened against us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended June 30, 2008, the Company did not submit any matters to a vote of its security holders. However, during November 2006, the Board approved a resolution amending its Certificate of Incorporation to effect a reverse stock split of one for fifteen shares and thereby adjusting the par value from $.0001 to $.001. This resolution was approved by the consent of holders of a majority of our outstanding shares of common stock.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     At the present time our shares are traded on the Over-the-Counter Bulletin Board under the symbol CKST.

	     The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through June 30, 2008 for the periods noted, as reported by the National Quotations Bureau and the
Over-The-Counter Bulletin Board.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Common Stock Closing Bid
Period                                        High              Low
----------------------------------        -------------    ------------
Fiscal Year of CKST Ended June 30, 2008
4th Fiscal Quarter                            $2.00             $1.05
3rd Fiscal Quarter                            $2.30             $0.16
2nd Fiscal Quarter                            $0.60             $0.30
1st Fiscal Quarter                            $0.49             $0.07

Fiscal Year of CKST Ended June 30, 2007:
4th Fiscal Quarter                            $0.12             $0.07
3rd Fiscal Quarter                            $0.22             $0.06
2nd Fiscal Quarter                            $0.10             $0.07
1st Fiscal Quarter                            $0.09             $0.06

     We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and/or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

     As of June 30, 2008 there were approximately 150 holders of record of our common stock with 11,277,579 shares issued and outstanding.

     We have no compensation plans under which our equity securities are authorized for issuance, but, in connection with the Merger, we expect to adopt an equity incentive plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included with this Annual Report on Form 10-K, our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, and our subsequent Quarterly Reports on Form 10-QSB filed for the fiscal quarters ended September 30, 2007, December 31, 2007 and March 31, 2008.

Status as Shell Company

     CKST ceased all operations relating to its historical ADR business in January 2005 as a result of the sale of that business. Therefore, before the consummation of the Merger, CKST was a shell company that had no operations or revenues and had assets consisting only of cash, cash equivalents and nominal other assets. Our expenses consisted of the amounts required to maintain our status as a reporting public company, the costs associated with the sale of stock in September 2007 and March 2008, and the costs incurred in connection with the Merger. Professional fees constituted our primary expense. Our expenses were greater than our interest income.

     At June 30, 2008, we had cash and cash equivalents of $2,651,572, liabilities of $14,676, and an accumulated deficit of $10,358,647. CKST's net loss for the fiscal year ended June 30, 2008 was $261,107. Expenses in fiscal 2008 were higher than in the previous year principally because of the stock sales and the resulting changes of control in September 2007 and March 2008.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Contractual Obligations

     We had no contractual obligations at June 30, 2008.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             ClickNsettle.com, Inc.

                  For the Years Ended June 30, 2008 and 2007

                           ClickNsettle.com, Inc.

               For the Years Ended June 30, 2008 and 2007


Contents

Report of Independent Registered Public Accounting Firm               F-3-F-4
Balance Sheets as of June 30, 2008 and 2007                               F-5
Statements of Operations for the years
     ended June 30, 2008 and 2007                                         F-6
Statements of Changes in Stockholders' Equity for the
     years ended June 30, 2008 and 2007                               F-7-F-8
Statements of Cash Flows for the years ended
     June 30, 2008 and 2007                                               F-9
Notes to Financial Statements                                       F-10-F-18

Report of Independent Registered Public Accounting Firm


Board of Directors
clickNsettle.com, Inc.
Miami, Florida


     We have audited the accompanying balance sheet of clickNsettle.com, Inc. as of June 30, 2008 and the related statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of clickNsettle.com, Inc. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of clickNsettle.com, Inc. as of June 30, 2007, and for the year then ended was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion with an explanatory paragraph (going concern) on those financial statements in their report dated September 18, 2007.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of clickNsettle.com, Inc. as of June 30, 2008 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.




Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
September 26, 2008

           Report of Independent Registered Public Accounting Firm*

Board of Directors
clickNsettle.com, Inc.

     We have audited the accompanying balance sheet of clickNsettle.com, Inc. (the "Company") as of June 30, 2007 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/  BP AUDIT GROUP, PLLC

Farmingdale, New York
September 18, 2007

*This report is a copy of the previously issued report and the predecessor auditor has not reissued the report.

                            CLICKNSETTLE.COM, INC.
                               BALANCE SHEETS

                                                             June 30
                                                      2008            2007
                                                 ------------    ------------
Assets

   Current Assets
     Cash and cash equivalents                  $ 2,651,572     $    82,097
     Prepaids                                         9,567           5,013
                                                ------------    ------------
   Total Current Assets                           2,661,139          87,110
                                                ------------    ------------
   Total Assets                                 $ 2,661,139     $    87,110
                                                ============    ============

Liabilities and Stockholders' Equity

   Current liabilities:
     Accounts payable                           $    14,676     $    25,829
                                                 -----------    ------------
   Total current liabilities                         14,676          25,829
                                                ------------    ------------


Commitments and Contingencies

   Stockholders' Equity:
     Preferred stock; $.001 par value;
       50,000,000 shares authorized; none
       issued and outstanding
     Common stock; $.001 par value;
       750,000,000 shares authorized;
       11,277,579 shares issued and
       outstanding in 2008; 1,018,170
       shares issued and 992,920 shares
       outstanding in 2007                           11,277           1,018
     Additional paid in capital                  12,993,833      10,241,721
     Accumulated deficit                        (10,358,647)    (10,097,540)
     Less: treasury stock
     (25,250 shares) at cost                            -           (83,918)
                                                ------------    ------------
   Total stockholders' equity                     2,646,463          61,281
                                                ------------    ------------
   Total Liabilities and Stockholders' equity   $ 2,661,139     $    87,110
                                                ============    ============



See accompanying notes to financial statements.

                            CLICKNSETTLE.COM, INC.
                           STATEMENTS OF OPERATIONS

                                                  Years Ended June 30
                                                2008               2007
                                            ------------       ------------

Operating Expenses
Professional fees                           $   218,911        $       -
General and administrative                       87,616             79,802
                                            ------------       ------------
Total Operating Expenses                        306,527             79,802

Loss from Operations                           (306,527)           (79,802)
                                            ------------       ------------

Other Income
Interest income                                  45,420              4,358
                                            ------------       ------------
Total Other Income                               45,420              4,358
                                            ------------       ------------
Net loss                                   $  (261,107)       $   	(75,444)
                                           ============       ============

Net loss per share -                       $     (0.04)       $     (0.08)
Basic and Diluted                          ============       ============

Weighted average number of
   shares outstanding during
   the year-basic and diluted                  6,065,160            992,921
                                           ============       ============










See accompanying notes to financial statements.

                                              CLICKNSETTLE.COM, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    For the Years Ended June 30, 2008 and 2007
                                      Common Stock
                                    $0.001 Par Value    Additional
                                   ------------------    Paid in       Accumulated    Treasury  Subscription
                                   Shares      Amount    Capital         Deficit        Stock    Receivable     Total
                                  ---------   --------  -----------   -------------  ---------- ---------      ----------

Balance, June 30, 2006            1,018,155    $ 1,018  $10,221,921   $(10,022,096)  $ (83,918) $   -          $ 116,925

Increase in shares issued
due to reconciliation with
transfer agent                           15        -            -              -           -        -                -

Contributed services-
Related party                           -          -         19,800            -           -        -             19,800
                                  ---------    --------  -----------   -------------  ---------- ---------     ----------
Net loss 2007                           -          -            -          (75,444)        -        -            (75,444)
                                  ---------   --------  -----------   -------------  ---------- ---------      ----------
Balance, June 30, 2007            1,018,170      1,018   10,241,721    (10,097,540)    (83,918)     -             61,281

Issuance of common stock for
cash ($0.349/share)               4,492,105      4,492    1,562,508            -           -    (25,500)       1,541,500

Issuance of common stock as a
finder's fee ($0.001 per share)      30,000         30          (30)           -           -        -                -

Cash paid as finder's fee               -          -        (55,000)           -           -        -            (55,000)

Collection of prior period
subscription                            -          -            -              -           -     25,500           25,500

Issuance of common stock for
cash ($0.23/share), net of
offering costs                    5,762,448      5,762    1,328,527            -           -         -         1,334,289

Cancellation of treasury stock      (25,250)       (25)     (83,893)           -        83,918       -               -


Increase in shares issued
due to reconciliation with
transfer agent                          106        -            -              -           -        -                -

Net loss 2008                           -          -            -         (261,107)        -        -           (261,107)
                               ------------   --------  -----------   -------------  ---------- ---------     -----------
Balance, June 30, 2008           11,277,579   $ 11,277  $12,993,833   $(10,358,647)  $     -    $   -       	  $2,646,463





See accompanying notes to financial statements.

                             CLICKNSETTLE.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                       Years Ended June 30
                                                     2008               2007
                                                ------------       ------------

Cash Flows From Operating activities
Net Loss                                        $  (261,107)         (75,444)
  Adjustments to reconcile net loss
  to net cash used in operations
    Contributed services-former related party           -             19,800
Changes in operating assets and liabilities:
  (Increase) decrease in:
    prepaid asset                                    (4,554)           7,265
  Increase (decrease) in:
    Accounts payable and accrued liabilities        (11,153)           1,256
                                                ------------      ------------
    Net Cash Used In Operating Activities          (276,814)         (47,123)
                                                ------------      ------------

Cash Flows From Financing activities
  Proceeds from sale of common stock              2,905,100              -
  Cash paid as direct offering cost                  (3,811)             -
  Cash paid as finder's fee                         (55,000)             -
                                                ------------      ------------
    Net Cash Provided by Financing Activities     2,846,289              -
                                                ------------      ------------
Net Increase (Decrease) in Cash
and Cash Equivalents                              2,569,475          (47,123)
                                                ------------      ------------
Cash and cash equivalents-beginning of year     $    82,097       $  129,220
                                                ------------      ------------
Cash and cash equivalents-end of year           $ 2,651,572       $   82,097

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest                          $       -         $      -
                                                ============      ============
Cash paid for taxes                             $       -         $      -
                                                ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock paid as finder's fee (30,000 shares)
(See Note 3)                                    $       300       $      -
                                                ============      ============
Cancellation of treasury stock                  $    83,918       $      -
                                                ============      ============

See accompanying notes to financial statements.

                        ClickNsettle.com, Inc.
                     Notes to Financial Statements
                        June 30, 2008 and 2007

1.  Nature of Operations and Summary of Significant Accounting Policies

(A)  Nature of Operations and Liquidity

     clickNsettle.com, Inc. ("CKST") previously provided a broad range of Alternative Dispute Resolution ("ADR") services, primarily arbitrations and mediations, principally in the United States. CKST incorporated on January 12, 1994 and began operations on February 15, 1994. On October 31, 1994, the predecessor operating company, which CKST's former Chief Executive Officer primarily owned, was acquired by and became a wholly owned subsidiary of CKST. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of the predecessor operating company combined with those of CKST at their historical carrying values. The predecessor operating company also provided a broad range of ADR services, including arbitrations and mediations. The predecessor operating company began operations in March 1992.

     Prior to January 1, 2006, the accompanying financial statements of clickNsettle.com, Inc. included the accounts of its wholly owned subsidiaries, Michael Marketing LLC and clickNsettle.com LLC (collectively referred to herein as the "Company"). As of January 1, 2006, the Company transferred ownership of its wholly owned subsidiary, Michael Marketing LLC, to National Arbitration and Mediation, Inc. ("NAMI"). Such subsidiary was inactive and had no operations or net assets. Previously, the Company dissolved its other wholly owned subsidiary, clickNsettle.com LLC, as it was also inactive and had no operations or net assets. On January 13, 2005, CKST sold its ADR services. As such, the Company no longer owns any subsidiaries or has any operations.

     Subsequent to year end the Company effected a reverse acquisition with an operating company utilizing its common stock and cash on hand. The closing occurred on August 29, 2008. (See Note 3(G))

(B)  Use of Estimates

     In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates. Significant estimates in 2008 and 2007 include a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

(C)  Cash and Cash Equivalents

     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2008, the balance exceeded the federally insured limit by $2,451,572.

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less and money market accounts to be cash equivalents.


(D)  Earnings per Share

     Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. On March 13, 2008, the Company declared a one for ten reverse stock split. All share and per share amounts have been retroactively restated.

     At June 30, 2008 and 2007, the Company had outstanding common stock equivalents consisting of 20,999 and 21,399 stock options, respectively, which could potentially dilute earnings (loss) per share. All common stock equivalents existing at these dates were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share.

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

     We adopted the provisions of FASB Interpretation No. 48; "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At June 30, 2008 and 2007, respectively, we did not record any liabilities for uncertain tax position.

(F)  Segment Information

     The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." At June 30, 2008 and 2007, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

(G)  Recent accounting pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and establishes a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2009 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options.
At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

     In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

     In April 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.
The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations or cash flows.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations or cash flows.

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

2.  Income Taxes

     SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     The Company has a net operating loss carryforward for tax purposes totaling $9,290,624 at June 30, 2008, expiring from 2012 through the year 2028. Additionally, the Company had a net capital loss carryforward for federal income tax reporting purposes at June 30, 2008 of approximately $37,400 which expires in 2009. No income taxes were paid in the years ended June 30, 2008 and 2007. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Net deferred tax assets, are as follows at June 30, 2008 and 2007:

Gross deferred tax assets:                        2008		          2007
		     Capital loss carryover                             14,600
     Contribution carryover                                300
     Net operating loss carryforwards	             $  3,623,300  	$  3,525,800
                                                  ------------  ------------
     Total deferred tax assets		                       3,638,200	     3,525,800
	     Less: valuation allowance		                      (3,638,200)	   (3,525,800)
                                                  ------------  ------------
     Net deferred tax asset recorded              $        -    $        -

     The valuation allowance at June 30, 2007 was $3,525,800. The net change in valuation allowance during the year ended June 30, 2008, was an increase of $112,400. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon any Section 382 limitations and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2008.

     The actual tax benefit differs from the expected tax benefit for the period ended June 30, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 7.58% for State income taxes, a blended rate of 39.00%) as follows:

                                                  2008		          2007
Expected tax expense (benefit)-Federal          $  (82,100)		   $  (25,651)
Expected tax expense (benefit)-State               (19,800)		     (  3,338)
Nondeductible expenses and other-net               (10,500)       40,589
                                                  ------------  ------------
Change in valuation allowance                       (112,400)      		(11,600)
                                                  ============  ============
Actual tax expense (benefit)                      $      -      $      -

3.  Stockholders' Equity

(A)  Stock Issued for Cash

     On September 26, 2007, the Company sold 4,492,105 shares of restricted common stock for $1,567,000 ($0.349/share). The sale resulted in control being obtained by a third party investor group.

     On December 19, 2007, the Company entered into a stock purchase agreement with a new group of investors for the sale of 51% of the Company's outstanding common stock. The transaction closed on March 18, 2008, whereby the Company sold 5,762,448 shares of common stock for $1,334,289, net of offering costs ($0.23/share). This transaction resulted in a further change of control.

(B)  Stock Issued as Finder's Fee

     On September 26, 2007, the Company issued 30,000 shares of restricted common stock, having a fair value of $300, as a finder's fee relating to the Company's change in control. The payment had a net effect on equity of $0, as additional paid in capital was debited and common stock was credited for the same balance at par value.

(C)  Cash Paid as Finder's Fee

     On September 26, 2007, the Company paid $55,000 to an individual as a finder's fee.

(D)  Stock Options

     A summary of stock option activity for the years ended June 30, 2008 and 2007 is as follows:

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Options          Price
Stock Options
   Balance at June 30, 2006                           44,897        $14.20
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                               (23,498)        24.40
                                                   ----------- -----------
   Balance at June 30, 2007                           21,399        $ 3.02
   Granted                                               -              -
   Exercised                                             -              -
   Cancelled/Forfeited                                  (400)        11.25
                                                   ----------- -----------
   Balance at June 30, 2008                           20,999        $ 2.86
                                                   =========== ===========
Options exercisable at June 30, 2008                  20,999        $ 2.86
                                                   =========== ===========
Weighted average fair value of options
   granted during 2008                                              $   -
                                                               ===========

                            Outstanding                     Exercisable
                -------------------------------------  ---------------------
                     Number     Weighted                  Number
                  Outstanding    Average    Weighted   Exercisable Weighted-
                      at        Remaining    Average       at        average
Range of            June 30    Contractual  Exercise     June 30    Exercise
Exercise Price       2008          Life       Price        2008       Price
----------------------------------------------------------------------------
$ 0.50-$ 1.08      15,000       5.50 yrs.    $ 0.79       15,000     $ 0.79
$ 1.55-$ 2.00       3,999       3.62 yrs.    $ 1.83        3,999     $ 1.83
$ 7.82-$11.25         500       0.99 yrs.    $ 7.82          500     $ 7.82
$24.69              1,500       1.99 yrs.    $24.69        1,500     $24.69
                -----------    ----------  -----------  ---------  ---------
$ 0.50-$24.69      20,999       4.13 yrs.    $ 2.86       20,999     $ 2.86
                ===========    ==========  ===========  =========  =========

(E)  Authorized Capital

     On March 13, 2008, the Company increased its authorized share capital to 50,000,000 shares of preferred stock and 750,000,000 shares of common stock.

(F)  Cancellation of Treasury Stock

     On March 14, 2008, the Company cancelled its outstanding treasury stock.

(G)  Reverse Acquisition and Recapitalization

     On August 29, 2008, clickNsettle.com, Inc. completed an acquisition of Cardo Medical, LLC, a privately held California limited liability company, and its subsidiaries pursuant to a Merger Agreement and Plan of Reorganization, dated as of June 18, 2008, as amended, by and among CKST, Cardo and Cardo Acquisition, LLC, a California limited liability company and wholly-owned subsidiary of CKST. Cardo merged with and into Cardo Acquisition, LLC, with Cardo continuing as the surviving entity in the merger and a wholly-owned subsidiary of CKST (referred to as the "Merger"). Cardo stockholders were issued common shares of CKST, resulting in a change of control for CKST. The original CKST stockholders will retain a non-controlling interest.

     Each Cardo unit issued and outstanding was converted into and exchanged for the right to receive 667,204.70995 shares of common stock of CKST. As a result of the Merger, CKST's stockholders and optionholders own approximately 5.5% of the combined company on a fully diluted basis (or 11,298,979 shares of common stock outstanding and underlying options), the former members of Cardo own approximately 93.3% of the combined company on a fully diluted basis (or 192,082,643 shares of common stock), and optionholders of Cardo own approximately 1.2% of the combined company on a fully diluted basis (or 2,398,400 shares of common stock underlying those options).

     In connection with the consummation of the Merger and with the approval of its stockholders on September 16, 2008, CKST will amend its Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc."

     The Company intends to account for this transaction as a reverse acquisition and recapitalization of Cardo. At closing, CKST did not have any material operations and majority-voting control was transferred to Cardo.
The transaction will require a recapitalization of Cardo. Since Cardo acquired a controlling voting interest, it is deemed the accounting acquiror, while CKST is deemed the legal acquiror. The historical financial statements of the Company will be those of Cardo, and of the consolidated entities from the date of Merger and subsequent. Since the transaction will be considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 will not apply for purposes of presenting pro-forma financial information.

     On August 29, 2008, the Company changed its fiscal year end to December
31.

Part III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our financial statements for the year ended June 30, 2007 were previously audited by BP Audit Group, PLLC ("BP"). On October 2, 2007, BP resigned as the Independent Registered Certified Public Accounting Firm for the Company. Their report on such financial statements has not been reissued due to their discontinuation of their public accounting and auditing operations. Their previously issued report is included herein.

     The reports of BP on the Company's financial statements for the years ended June 30, 2007 and 2006 expressed substantial doubt about our ability to continue as a going concern because we had no operating business. The reports of BP did not otherwise contain an adverse opinion or disclaimer of opinion, nor were such reports modified as to uncertainty, audit scope or accounting principles.

     During the years ended June 30, 2007 and 2006, and through October 2, 2007, there were no disagreements with BP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BP, would have caused BP to make reference thereto in their reports on the financial statements for such years.

     During the years ended June 30, 2007 and 2006, and through October 2, 2007, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     On October 3, 2007, we engaged Pender Newkirk & Company LLP as the Company's principal accountant to audit our financial statements.

Item 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

     Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008. Based on this evaluation and using the COSO framework, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No material weaknesses in our internal control over financial reporting were identified.

     Our management assessed the risks associated with the reliability of our financial reporting by identifying the risks that could result in a misstatement in our financial statements. Our management's daily involvement with the business provides the necessary knowledge to identify reporting risks. Based on such knowledge, our management believes that it has controls in place that address our financial reporting risks and that such controls operate effectively.

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

     This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     There were no significant changes in our internal controls over financial reporting during the most recent fiscal year.

PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     The following table sets forth information, as of June 30, 2008, concerning the Company's executive officers and directors, including their ages:

Name                       Age                        Position
Glenn L. Halpryn           48                 Chairman of the Board, Chief
                                              Executive Officer, President

Noah M. Silver             50                 Vice President, Secretary
                                              Treasurer and Director

Alan Jay Weisberg          62                 Chief Financial and 	Accounting
                                              Officer and Director

Curtis Lockshin            48                 Director

Business Experience of Directors and Executive Officers During the Past Five
Years

     Glenn L. Halpryn. Mr. Halpryn has served as the Company's Chairman of the Board, Chief Executive Officer and President since October 2007. Mr. Halpryn has been Chairman of the Board and Chief Executive Officer of Quikbyte Software, Inc. since July 2008, and Chairman of the Board and Chief Executive Officer of Getting Ready Corporation, a shell company traded on the OTC Bulletin Board, since December 2006. He also served as Chairman of the Board and Chief Executive Officer of Orthodontix, Inc., a public company, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation, serving in those capacities since June 2001. Since 2000, Mr. Halpryn has been an investor and the managing member of investor groups that were joint venture partners in 26 land acquisition and development projects with one of the largest home builders in the country. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of Transworld Investment. From October 19, 1999, Mr. Halpryn also served as Vice President of Ivenco, Inc. until Ivenco's merger into Transworld Investment in June 2001. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with the National Association of Securities Dealers. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination with Sterling Healthcare Group, Inc. was effected in May 1994. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc. Since October 2002, Mr. Halpryn has been a director of Ivax Diagnostics, Inc., a publicly held corporation, and is a member of its audit committee and chairman of its compensation committee.

     Noah M. Silver. Mr. Silver has served as the Company's Vice President, Secretary, Treasurer and a director since October 2007. He has served as Vice President, Secretary, Treasurer and a director of Getting Ready Corporation since December 2006, and as Vice President, Secretary, Treasurer and a director of Quikbyte Software, Inc. since July 2008. Mr. Silver was a director of Orthodontix, Inc. from 2001 until December 2006. Mr. Silver has been the Chief Financial Officer of Transworld Investment Corporation since June 2001, a firm in which Mr. Halpryn is the Chief Executive Officer and a director. From March 2000, Mr. Silver served as the Chief Financial Officer of Ivenco, serving in such capacity until Ivenco's merger into Transworld Investment in June 2001. From January 1997 through February 1999, Mr. Silver was the President of Dryclean USA, Florida Division, and Dryclean USA Franchise Company. From April 1995 through December 1996, Mr. Silver was the Florida Division Controller and Vice President of Dryclean USA, the parent company of Dryclean USA, Florida Division. Mr. Silver is a Certified Public Accountant and a Certified Management Accountant and has earned a Master of Accounting Degree.

     Alan Jay Weisberg. Mr. Weisberg has served as the Company's Chief Financial and Accounting Officer and a director since October 2007. He has served as the Chief Financial Officer and a director of Quikbyte Software, Inc. since July 2008 and as the Chief Financial Officer and a director of Getting Ready Corporation since December 2006. Mr. Weisberg was the Acting Chief Financial Officer of Orthodontix, Inc. from 1999 until December 2006 and the Treasurer and a director of Orthodontix, Inc. from 2001 until December 2006. Since July 1986, Mr. Weisberg has been a stockholder in the accounting firm of Weisberg Brause & Co., Boca Raton, Florida. Mr. Weisberg has been the principal financial officer of United Security Corporation since June 1987.

     Curtis Lockshin. Dr. Lockshin has served as a director of the Company since October 2007. He has served as a director of Quikbyte Software, Inc. since July 2008 and as a director of Getting Ready Corporation since December 2006. Since 2003, Dr. Lockshin has been an independent pharmaceutical and life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. At Sepracor Inc., from 1998 to 2002, as a Scientist, Associate Director, and Director of Discovery Biology & Informatics, Dr. Lockshin was instrumental in establishing the New Leads program, which delivered novel chemical entities into the preclinical pipeline. In 2002 and 2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Since 2004, Dr. Lockshin has served on the Board of Directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer's disease and neurodegeneration via intramural, extramural and international grants. Dr. Lockshin was a director of Orthodontix, Inc. from July until December 2006. Dr. Lockshin is a co-inventor on several U.S. patents and applications covering pharmaceuticals, biomaterials and optics for remote biochemical sensing. He holds a Bachelor's degree in Life Sciences and a Ph.D. in Biological Chemistry, both from the Massachusetts Institute of Technology.

Relationship among Directors and Executive Officers

     No family relationships exist among any of the individuals serving as the Company's directors or executive officers.

Meetings of the Board of Directors

     During the Company's fiscal year ended on June 30, 2008, there were four meetings of the Company's Board of Directors. All directors attended 75% or more of all the meetings of the Board of Directors in the fiscal year ended June 30, 2008.

     The Company currently does not have a formal policy regarding attendance by its directors at annual shareholders meetings, although we encourage their attendance and anticipate most of the Company's directors will attend these meetings.

Director Compensation

     The following table sets forth a summary of compensation awarded to, earned by or paid to each director for the fiscal year ended June 30, 2008. Directors of the Company received $600 for attendance at each Board meeting after September 26, 2007, and outside directors received $250 for attendance at meetings prior to September 26, 2007. The Company's Board of Directors intends to review this compensation policy for the directors and may adopt a policy of paying independent, non-employee directors an annual retainer and/or a fee for attendance at Board and committee meetings. We anticipate reimbursing each director for reasonable travel expenses related to that director's attendance at Board of Directors and committee meetings.

                         Fees Earned or         All Other
Name                      Paid in Cash         Compensation       Total
-----------------------  --------------        ------------       ---------
Glenn L. Halpryn(1)        $2,400                 $    -          $2,400
Noah M. Silver(1)           2,400                      -           2,400
Alan Jay Weisberg(1)        2,400                      -           2,400
Curtis Lockshin(1)          2,400                      -           2,400
Roy Israel(2)                 -                        -             -
Willem F. Specht(2)           -                        -             -
Corey J. Gottlieb(2)          -                        -             -
Randy Gerstenblatt(2)         250                      -             250
Kenneth W. Good(2)(3)         250                      -             250
---------------------

(1) Messrs. Halpryn, Silver, Weisberg and Lockshin resigned as directors and officers on September 19, 2008 in connection with the Merger.

(2) Messrs. Israel, Specht, Gottlieb, Gerstenblatt and Good resigned as directors in connection with a change in control of the Company on September 26, 2007.
(3) These payments were made to Mr. Good's employer, ISO Investment Holdings,
Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of those reports furnished to the Company and written representations from its executive officers and directors, we believe that the Company's officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements in the fiscal year ended June 30, 2008, except for one Form 3 filed by Steven Jerry Glauser. Mr. Glauser should have filed a Form 3 by November 9, 2008 in connection with his becoming a 10% or more stockholder of the Company. Mr. Glauser instead filed his Form 3 on January 14, 2008.

Involvement in Legal Proceedings

     The Company is not aware of any proceeding adverse to the interests of the Company to which any officer, director or beneficial owner of 5% or more of its voting securities is a party. Further, the Company is not aware of any material proceeding adverse to the interests of the Company to which any officer, director or beneficial owner of 5% or more of the Company's voting securities is a party.

     The Company is not aware of any material interest of any officer or director of the Company that is adverse to the Company.

     During the past five years, no officer or director of the Company elected or appointed after the first change of control on September 26, 2007, has:

           (1) Petitioned for bankruptcy or had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

           (2) Been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

           (3) Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

           (4) Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Independence

     Corporate Governance and Independent Directors

     Our Common Stock is currently traded on the National Association of Securities Dealers, Inc.'s, OTC Bulletin Board, or "OTCBB". Accordingly, we are not required to have an audit, compensation or nominating committee.

However, we operate within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance to ensure that we are in compliance with the standards and regulations required by the national securities exchanges.

     Code of Business Conduct and Ethics

     We have adopted a Code of Business Conduct and Ethics that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees and directors are bound by this Code of Business Conduct and Ethics. Violations of the Code of Business Conduct and Ethics may be reported to the Board of Directors.

     The Code of Business Conduct and Ethics includes provisions applicable to all of our employees, including senior financial officers and members of our Board of Directors.

     Personal Loans to Executive Officers and Directors

     We prohibit extensions of credit in the form of a personal loan to or for our directors and executive officers.

     Communications with the Board of Directors

     Anyone who has a concern about the Company's conduct, including accounting, internal accounting controls or audit matters, may communicate directly with the Board of Directors or its non-management directors. These communications may be confidential or anonymous, and may be mailed, e-mailed, submitted in writing or reported by phone. All of these concerns will be forwarded to the appropriate directors for their review, and will be simultaneously reviewed and addressed by the Company's Chief Financial Officer in the same way that the Company addresses other concerns.

ITEM 11.  EXECUTIVE COMPENSATION

     No officers or directors received any compensation for services to the Company, other than directors' fees, during the past three fiscal years. Alan Jay Weisberg, CPA, the Company's Chief Financial and Accounting Officer and a member of the Company's Board of Directors, is a shareholder of Weisberg Brause, an accounting firm to which the Company paid $12,700 for accounting services during the year ended June 30, 2008.

Employment Agreements and Change in Control Arrangements

     All employment agreements with the Company were terminated in January 2005 when the Company sold its operating assets.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table contains information regarding record ownership of the Company's Common Stock as of June 30, 2008 held by:

          persons who own beneficially more than 5% of the outstanding voting securities of the Company;

          the directors of the Company;

          the current executive officers during 2008 of the Company; and

          all directors and officers of the Company as a group.

                                                            Percentage of
Name and Title of          Number of Outstanding          Outstanding Shares
Beneficial Owner         Shares Beneficially Owned (1)  		    of Common Stock
Glenn L. Halpryn, Chairman          531,948                        4.7%
Chief Executive Officer and
President
4400 Biscayne Boulevard
Suite 950
Miami, Florida 33137

Noah M. Silver, Vice                167,961                        1.5%
President, Secretary,
Treasurer and Director
4400 Biscayne Boulevard
Suite 950
Miami, Florida 33137

Alan Jay Weisberg, Chief             50,241                          *
Financial and Accounting
Officer and Director
2500 North Military Trail
Suite 206
Boca Raton, Florida 33431
Curtis Lockshin, Director             9,096                          *
4400 Biscayne Boulevard
Suite 950
Miami, Florida 33137

All executive officers and          759,246                        6.7%
present directors as a group

5% Stockholders:

Frost Gamma Investments Trust     4,611,457                       40.9%
4400 Biscayne Boulevard
Suite 950
Miami, Florida 33137

Dr. Phillip Frost                 4,611,457(1)                    40.9%
4400 Biscayne Boulevard
Suite 1500
Miami, Florida 33137


Dr. Jane Hsiao                    1,037,241                        9.2%
4400 Biscayne Boulevard
Suite 1500
Miami, Florida 33137

Steven Jerry Glauser                673,587(2)                     6.0%
1400 16th Street
Suite 510
Denver, Colorado 80202

* less than 1%
-------------------------

(1) Includes 4,611,457 shares of Common Stock held by Frost Gamma Investments Trust. Dr. Phillip Frost is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(2) Includes 673,587 shares of common stock held by the Steven Jerry Glauser Revocable Trust. Mr. Glauser is the trustee and beneficiary of the Steven Jerry Glauser Revocable Trust

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

     We did not engage in any transactions with persons related to the Company that involved an amount in excess of $120,000 during the fiscal year ended June 30, 2008.

Director Independence

     Of the four current members of the Company's Board of Directors, only Curtis Lockshin is independent of management.

     The Company's Board of Directors determined the independence of the Board members in reference to the listing standards adopted by the American Stock Exchange, the independence standards set forth in the Sarbanes-Oxley Act and the rules and regulations promulgated by the Securities and Exchange Commission under applicable law.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     During 2008, we were billed by our accountants, Pender Newkirk & Company, approximately $23,000 for audit and review fees associated with our 10-K and 10-QSB filings. During 2007, we were billed by our accountants, BP Audit Group, approximately $21,700.

Tax Fees

     During 2008, we were not billed by our accountants, Pender Newkirk & Company, for tax work. During 2007, we were billed approximately $6,500 by BP Audit Group for tax work.

All Other Fees

     During 2008, the Company incurred no additional fees from our accountants, Pender Newkirk & Company.

Board of Directors Pre-Approval Process, Policies and Procedures

     Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provision of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	 Document
----------- 		-----------------------------------------------------------------
2.1(1)      		Merger Agreement and Plan of Reorganization, dated as of June 18,
            2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and
            Cardo Acquisition, LLC
2.2(2)      		First Amendment to Merger Agreement and Plan of Reorganization,
            dated as of August 29, 2008, by and among clickNsettle.com, Inc.,
            Cardo Medical, LLC and Cardo Acquisition, LLC
3.1(3)      	Amended and Restated Certificate of Incorporation
3.2(4)      Amended and Restated Bylaws
10.6(5)     Stock Purchase Agreement, dated as of December 19, 2007, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr.
            Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri
10.7(4)     First Amendment to Stock Purchase Agreement, dated as of January
            31, 2008, by and among clickNsettle.com, Inc., Frost Gamma
            Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao
            Uppaluri
21.1(2)     Subsidiaries of clickNsettle.com, Inc.
31.1        Certification of Chief Executive Officer
31.2        Certification of Chief Financial Officer
32          Certification Pursuant to Rule 13a-14(b) and Section 906 of the
            Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section
            1350, Title 18, United Sates Code)
---------------------

(1) Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 23, 2008.
(2) Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.
(3) Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.
(4) Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.
(5) Previously filed as an exhibit to the Current Report on Form 8-K filed by us on December 21, 2007.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLICKNSETTLE.COM

Dated:  September 19, 2008               By:	/s/Glenn L. Halpryn
                                         ------------------------------------
                                         Chief Executive Officer


Dated:  September 19, 2008               By:	/s/Alan Jay Weisberg
                                         ------------------------------------
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Glenn L. Halpryn        Director, Chief                September 19, 2008
---------------------       Executive Officer
    Glenn L. Halpryn

/s/ Noah M. Silver          Vice President, Secretary,     September 19, 2008
---------------------       Treasurer, Director
    Noah M. Silver

/s/ Alan Jay Weisberg       Chief Financial Officer,       September 19, 2008
---------------------       Director
    Alan Jay Weisberg

/s/ Curtis Lockshin         Director                       September 19, 2008
---------------------
    Curtis Lockshin

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this annual report on Form 10-K of ClickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  September 19, 2008           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this annual report on Form 10-K of ClickNsettle.com, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  September 19, 2008           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Annual Report on Form 10-K of ClickNsettle.com for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of ClickNsettle.com, and Alan Jay Weisberg, Chief Financial Officer of ClickNsettle.com, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of ClickNsettle.com.




Dated:  September 19, 2008          /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  September 19, 2008          /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to ClickNsettle.com and will be retained by ClickNsettle.com and furnished to the Securities and Exchange Commission or its staff upon request.