Form 10-Q
period 2008-09-30
Cardo Medical, Inc.
filed 2008-11-14
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-21419

Cardo Medical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8899 Beverly Boulevard, Suite 619
Los Angeles, California    90048
(Address of Principal Executive Offices including Zip Code)

(310) 274-2036
(Registrant's Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2008, 203,360,271 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

Note: PDF provided as a courtesy

Cardo Medical, Inc.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cardo Medical, Inc.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,582	$ 904
Accounts receivable	289	208
Inventories	855	437
Prepaid expenses and other current assets	78	107
Total current assets	5,804	1,656

Property and equipment, net	366	386
Goodwill	2,690	-
Other intangible assets, net	5,165	-
Other assets, net	205	113
Total assets	$14,230	$ 2,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$933	$ 233
Total liabilities	933	233

Commitments and contingencies

Non-controlling interest	-	634

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized, 133,440,954 (unaudited) and 203,360,271 (unaudited) issued and outstanding as of December 31, 2007 (unaudited) and September 30, 2008 (unaudited), respectively	203	133
Additional paid-in capital	16,953	1,442
Note receivable from stockholder	(50)	-
Accumulated deficit	(3,809)	(287)
Total stockholders' equity	13,297	1,288
Total liabilities, non-controlling interest and stockholders' equity	$14,230	$ 2,155

See accompanying notes, which are an integral part of these financial statements

Cardo Medical, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended		Nine Months	April 6, 2007, Inception, Through
	September 30,		September 30,	September 30,
	2008	2007	2008	2007

Net sales	$ 411	$265	$932	$306
Cost of sales	66	41	139	47
Gross profit	345	224	793	259
Research and development expenses	142	65	1,288	72
Selling, general and administrative expenses	1,443	281	2,842	400
Loss from operations	(1,240)	(121)	(3,337)	(213)
Interest income (expense), net	5	14	(37)	25
Loss before non-controlling interest	(1,235)	(107)	(3,374)	(188)
Non-controlling interest in loss of subsidiaries	-	(45)	(148)	(11)
Net loss	$ (1,235)	$(152)	$(3,522)	$(199)

Net loss available to common shareholders per share:
Basic and Diluted	$ (0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	196,005,332	133,440,954	157,102,579	133,440,954

See accompanying notes, which are an integral part of these financial statements

Cardo Medical, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
Nine months ended September 30, 2008
(in thousands, except share amounts)

	Shares	Par Value					Total Stockholders'
	Common	Common		Note Receivable	Accumulated	Non-controlling	Equity and
	Stock	Stock	APIC	From Stockholder	Deficit	Interest	Non-controlling Interest

Balance at December 31, 2007	133,440,954	$ 133	$ 1,442	$ -	$ (287)	$ 634	$ 1,922

Net loss	-	-	-	-	(199)	(97)	(296)

Balance at March 31, 2008	133,440,954	133	1,442	-	(486)	537	1,626

Capital contribution	58,641,744	59	12,915	(900)	-	-	12,074
Fair value of derivative	-	-	(284)	-	-	-	(284)
Stock based compensation	-	-	35	-	-	-	35
Acquisition of non-controlling interest of Uni	-	-	-	-	-	(15)	(15)
Acquisition of non-controlling interest of Cervical	-	-	-	-	-	20	20
Acquisition of non-controlling interest of Accelerated	-	-	-	-	-	(787)	(787)
Net loss	-	-	-	-	(2,088)	245	(1,843)

Balance at June 30, 2008	192,082,698	192	14,108	(900)	(2,574)	-	10,826

Reverse merger transaction	11,277,573	11	2,585	-	-	-	2,596
Collection of note receivable	-	-	-	850	-	-	850
Decrease in fair value of derivative	-	-	284	-	-	-	284
Stock based compensation	-	-	(35)	-	-	-	(35)
Stock option compensation	-	-	11	-	-	-	11
Net loss	-	-	-	-	(1,235)	-	(1,235)

Balance at September 30, 2008	203,360,271	$ 203	$ 16,953	$ (50)	$ (3,809)	$ -	$ 13,297

See accompanying notes, which are an integral part of these financial statements

Cardo Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		April 6, 2007,
	Nine Months	Inception,
	Ended	Through
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(3,522)	$(200)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	122	27
Amortization of license fees	50	-
Amortization of other intangible assets	162	-
Non-controlling interest in earnings (loss) of subsidiaries	148	11
Stock option compensation	11	-
Acquisition of in-process research and development	938	-
Effect of changes in:	-	-
Accounts receivable	(81)	(112)
Inventories	(419)	(190)
Prepaid expenses and other current assets	39	13
Accounts payable and accrued expenses	585	99
Net cash used in operating activities	(1,967)	(350)

Investing activities:
Purchase of property and equipment	(99)	(157)
Cash acquired from Accin transaction	-	611
Proceeds from reverse merger transaction with Clicknsettle.com, Inc.	2,599	-
Payments made to acquire minority interest of subsidiaries	(3,487)	-
Increase in other assets	(143)	(125)
Net cash provided by (used in) investing activities	(1,130)	329

Financing activities:
Capital contribution	12,925	5,000
Proceeds from note payable	1,200	-
Repayment of note payable	(1,200)	-
Distribution to Accin Corporation shareholders	(6,150)	(3,750)
Net cash provided by financing activities	6,775	1,250
Net increase (decrease) in cash	3,678	1,229
Cash, beginning of period	904	-
Cash, end of period	$4,582	$1,229

Supplemental disclosure of cash flow information:
Interest Paid	$48	$-
Taxes Paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Capital contributions through note receivable from members	$50	$-

See accompanying notes, which are an integral part of these financial statements

CARDO MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 AND
FOR THE THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cardo Medical, Inc. ("Cardo" or the "Company") is an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, Cardo intends to focus on the higher-growth sectors of the orthopedic industry, such as advanced minimally invasive instrumentation and bone-conserving high-performance implants. Cardo is focused on developing surgical devices that will enable surgeons to bridge the gap between soft tissue-driven sports medicine techniques and classical reconstructive surgical procedures.

Basis of Presentation

The accompanying consolidated unaudited financial information of Cardo as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the US Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with our unaudited financial statements for the period ended June 30, 2008 included in our Form 8-K filed on September 9, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardo, Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation. The non-controlling and minority interests in these companies is represented by a single balance in the consolidated balance sheets. As of December 31, 2007, the total non-controlling interest balance of $633,685 is comprised of $76,372 for minority interest in Uni, ($42,825) in Cervical and $600,138 in Accelerated. As of September 30, 2008 (unaudited), the non-controlling interest balance amounted to $0, as the Company by then had acquired the minority interests in Uni, and Cervical and the non-controlling interest in Accelerated.

For the period from August 29, 2008 to September 30, 2008, the consolidated financial statements also include the accounts of clickNsettle.com, Inc., with whom the company completed a reverse takeover on that date.

Income Taxes

Prior to June 17, 2008, Cardo and its subsidiaries were flow through entities from an income tax standpoint. Income generated in these entities was not taxed at the entity level, but rather, the income passed directly through to the owners' individual income tax returns. As a result, there is no provision for income tax for any period prior to this date.

On June 17, 2008, Cardo made an election with the Internal Revenue Service to be taxed as a corporation, meaning that any taxable income generated by Cardo and subsidiaries will be taxed at the Cardo level.

Accordingly, on June 17, 2008, the Company adopted the guidelines specified in SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

Also on June 17, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

On August 29, 2008, Cardo consummated a reverse takeover of clickNsettle.com, Inc. ("CKST") (See Note 4), thereby adopting CKST as the taxpaying entity.

Net Loss Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. The basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three months and nine months ended September 30, 2008, 2,398,400 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share, respectively. There were no potentially dilutive shares excluded for any period in 2007.

Concentrations and Other Risks

As of September 30, 2008, the Company had four customers that accounted for 82% of sales.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No, 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC's approval. The Company does not expect that this statement will result in a change in current practice.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of SFAS No. 161, but since the Company does not have any derivative instruments or hedging activities, the adoption did not have any impact on its financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently does not have stock options outstanding, but it will follow the guidance in SAB 110 if it grants any options in the future. Adoption of this standard is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), "Business Combinations." This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial

Statements." The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have a material impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We adopted SFAS No. 159 beginning January 1, 2008 and it had no impact on our financial statements.

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1). FSP FIN 48-1 was issued May 2, 2007 and amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As the Company does not have any open tax returns the adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

In September 2006, the FASB issued FAS 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this Statement January 1, 2008, and it did not have an impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."   This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction.  Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities full knowledge of the position and all relevant facts.  The Interpretation also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of the unrecognized tax benefits.  This Interpretation is effective for fiscal years beginning after December 15, 2006, including the Company's 2008 fiscal year, although early adoption is permitted.  The Company does not have any open tax returns, consequently, the adoption of this Interpretation had no impact on the Company's financial statements.

NOTE 2 - INVENTORY

Inventory at December 31, 2007 and September 30, 2008 consisted of the following.

	September 30,	December 31,
	2008	2007
	(unaudited)

Work in process	$33,967	$42,980
Finished goods	821,446	393,611
	$855,413	$436,591

NOTE 3 - COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Employment Agreement

On February 25, 2008, the Company presented an offer letter to a key employee pursuant to which the employee was to be granted a 1.25% share of the Company's outstanding membership interests to be issued upon a proposed private placement of securities. The membership interest was to vest over a five year period commencing one year from the issuance date, with acceleration upon a change in control of the Company. The offer letter was not signed by the Company, but was returned to the Company executed by the employee.

The private placement was consummated on June 18, 2008. As a result, the Company had a potential commitment to issue the employee membership interests with an estimated fair value of $562,500. As of June 30, 2008, the estimated fair value of the vested portion of these membership interests amounted to $35,156.

On August 27, 2008, the Company granted the employee options to purchase membership interests in Cardo Medical LLC, which immediately converted to options to purchase shares in Cardo Medical, Inc.

On September 5, 2008, the Company and the employee agreed that the February 25, 2008 offer letter was void and of no effect.

In accordance with Statement of Financial Accounting Standards No. 123(R), the Company has performed analyses of the original grant of a 1.25% share of the Company's membership interests, the subsequent grant of options to buy membership interests and thirdly the conversion of that option grant to a new option to buy shares in the newly merged public company. As a result of those analyses, the exchanges of instruments have been determined to be modifications of the previous grants. Accordingly, on the date of the modifications, the Company compared the fair value of the original grants to the fair value of the new grants. As the fair values of the new grants were not greater than the fair values of the new grants, no incremental compensation cost was recorded.

Put Option Derivative

On June 18, 2008, the Company entered into a Unit Purchase Agreement and a Merger Agreement. Those agreements specified that if Cardo did not consummate this merger prior to August 31, 2008, the investors who were party to the Unit Purchase Agreement had the right ("Put Option") to cause Cardo to repurchase their units for the amount of their original investment, plus the amount of any liability for taxes the investors (or their equity holders or other beneficial owners) may have incurred based upon Cardo's income.

That Put Option was valued at $283,555, and it was recorded as a liability on the books of Cardo.

On August 29, 2008, Cardo completed the merger pursuant to the terms of the Merger Agreement. As a result, the Put Option was cancelled and the amount originally recorded as a liability was reclassified to equity.

NOTE 4 - REVERSE MERGER

On August 29, 2008 Cardo completed a reverse takeover of clickNsettle.com, Inc., a publicly traded company ("CKST"). Under the terms of the Merger Agreement, at the closing of the Merger, each Cardo unit issued and outstanding was converted into and exchanged for the right to receive 667,204.70995 shares of common stock of CKST. All options to buy units of Cardo were also converted into and exchanged for options to purchase shares of CKST at the same exchange rate as the shares.

Accordingly, all current and historic share and option quantities in the accompanying financial statements and notes thereto have been presented at the new higher share count, after conversion.

As a result of the Merger, CKST's shareholders and option holders own approximately 5.5% of the combined company on a fully diluted basis (or 11,298,979 shares of common stock outstanding and underlying options); the members of Cardo, excluding the new investors who participated in the private placement in June 2008, own approximately 64.8% of the combined company on a fully diluted basis (or 133,440,942 shares of common stock), the new investors own approximately 28.5% of the combined company on a fully diluted basis (or 58,641,701 shares of common stock), and option holders of Cardo have rights to own approximately 1.2% of the combined company on a fully diluted basis (or 2,398,400 shares of common stock underlying those options). As of September 30, 2008, none of the shares issuable as part of the reverse merger had been issued.

NOTE 5 - SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. On the same day, Cardo completed the reverse merger transaction described above (see Note 4), in which the options converted to shares in clickNsettle.com, Inc.

In accordance with SFAS No. 123(R), the Company has conducted an analysis of the fair value of the options immediately prior to the reverse merger, and immediately after the reverse merger and has concluded that there is no change in value as a result of the reverse merger. Therefore, no additional compensation cost will be recognized related to the reverse merger.

Furthermore, as described in Note 4 above, all share quantities in these financial statements have been cast to reflect the impact of the reverse merger. Therefore, the following disclosure uses those figures after the reverse merger.

The options granted give the grantees the right to purchase up to 2,398,400 shares of its common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $299,844, which will be reflected as an operating expense over the vesting period of the options. The total expense recognized for the nine months and three months ended September 30, 2008 in the accompanying consolidated statements of operations amounted to $11,103.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the Dow Jones Index of small cap medical equipment manufacturers, as well as another index of smaller publicly traded companies that we feel are similar to Cardo. As there is no history of option lives at Cardo, the expected term of options granted is the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate is based on an analysis of the nature of the recipients' jobs and relationships to the Company.

The following is a summary of the assumptions used.

Nine Months
Ended
September 30,
2008

Expected life in years	7.5
Stock price volatility	46.65%
Risk free interest rate	3.45%
Expected dividends	None
Forfeiture rate	7.5%

A summary of option activity as of September 30, 2008, and changes during the period then ended is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2007	-	$-	-	$-
Granted	2,398,400	0.23	9.92	3,525,648
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2008	2,398,400	0.23	9.92	3,525,648

Vested and expected to vest
at September 30, 2008	2,218,266	0.23	9.92	3,260,851

Exercisable at September 30, 2008	-	0.23	9.92	-

NOTE 6 - INCOME TAXES

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Cardo, in its capacity as the operating company taking over CKST's income tax positions in addition to its own positions after June 17, 2008 (see Note 1), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in 2008, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for September 30, 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following discussion and analysis excludes the impact of CKST's financial condition and results of operations prior to the Merger on August 29, 2008 because they were not material in relation to the financial information for any of the periods presented below.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation of Cardo," except where the context otherwise requires, the term "we," "us," "our" or "Cardo" refers to the business of Cardo Medical, LLC and its consolidated subsidiaries, Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC, after the transfer of the medical device business by Accin on May 21, 2007; and the term "Accin" refers to the business of Accin Corporation and these consolidated subsidiaries, prior to the transfer of the medical device business by Accin on May 21, 2007.

Critical Accounting Policies

Income Taxes

Prior to June 17, 2008, Cardo and its subsidiaries were flow through entities from an income tax standpoint. Income generated in these entities was not taxed at the entity level, but rather, the income passed directly through to the owners' individual income tax returns. As a result, there is no provision for income tax for any period prior to this date.

On June 17, 2008, Cardo made an election with the Internal Revenue Service to be taxed as a corporation, meaning that any taxable income generated by Cardo and subsidiaries will be taxed at the Cardo level.

Accordingly, on June 17, 2008, the Company adopted the guidelines specified in SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

Also on June 17, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

On August 29, 2008, Cardo consummated a reverse takeover of clickNsettle.com, Inc. ("CKST") (See Note 4), thereby adopting CKST as the taxpaying entity.

Revenue Recognition

The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

The Company records revenues when title and the risk of loss pass to the customer. Generally, these conditions occur on the date that the surgery takes place at the hospital.

Intangible and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company's management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in future impairment of long-lived assets.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. When items are retired or disposed of, income is charged or credited for the difference between the net book value of the asset and the proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Share Based Payment

The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, ("SFAS 123R").

In order to determine compensation on options issued to consultants, and employees' options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items not physically received. Finished goods are completed knee, spine and hip replacement products ready for sales to customers.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. The Company did not have any inventory considered by management to be excess or obsolete as of December 31, 2007 and September 30, 2008 (unaudited).

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No, 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC's approval. The Company does not expect that this statement will result in a change in current practice.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of SFAS No. 161, but since the Company does not have any derivative instruments or hedging activities, the adoption did not have any impact on its financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently does not have stock options outstanding, but it will follow the guidance in SAB 110 if it grants any options in the future. Adoption of this standard is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007).

The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), "Business Combinations." This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements." The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have a material impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We adopted SFAS No. 159 beginning January 1, 2008 and it had no impact on our financial statements.

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1). FSP FIN 48-1 was issued May 2, 2007 and amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As the Company does not have any open tax returns the adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

In September 2006, the FASB issued FAS 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this Statement January 1, 2008, and it did not have an impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."   This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction.  Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities full knowledge of the position and all relevant facts.  The Interpretation also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of the unrecognized tax benefits.  This Interpretation is effective for fiscal years beginning after December 15, 2006, including the Company's 2008 fiscal year, although early adoption is permitted.  The Company does not have any open tax returns, consequently, the adoption of this Interpretation had no impact on the Company's financial statements.

Overview

Cardo Medical LLC was formed as a California limited liability company in April 2007. On August 29, 2008 it completed a reverse takeover of clickNsettle.com, Inc., a publicly traded company ("CKST"), and changed the name of CKST to Cardo Medical, Inc. In accordance with rules governing reverse merger accounting, since Cardo was the operating entity and CKST was the shell it merged into, the accounts of Cardo Medical LLC are carried forward as the acquiring entity. Accordingly, financial information in this section for periods before August 29, 2008 is for Cardo Medical LLC, not for CKST. "Cardo" in this section is used to describe both Cardo Medical LLC prior to the merger on August 29, 2008, and the combined entities of Cardo Medical LLC and clickNsettle.com, Inc. (renamed Cardo Medical, Inc.) after the merger.

Cardo is an orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices.

Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we intend to focus on the higher-growth sectors of the orthopedic industry, such as advanced minimally invasive instrumentation and bone conserving high-performance implants. We are also focused on developing surgical techniques that bridge the gap between soft tissue-driven sports medicine techniques and classical reconstructive surgical procedures.

We initiated sales of our Align 360 unicompartmental knee device in 2007. We have received Section 510(k) approval from the Food and Drug Administration for our uniquely instrumented patello-femoral arthroplasty as well as for our total hip replacement system and our bipolar and monopolar hip systems. We also have received Section 510(k) approvals for our spinal lumbar fusion system and our cervical plate and screw systems. Most recently, we received 510(k) approval of our Align 360 Total Knee System. The Align 360 Total Knee System is planned for commercial release during the second quarter of 2009.

Results of Operations for the Nine Months Ended September 30, 2008 (Cardo) (Unaudited) as Compared to the Nine Months Ended September 30, 2007 (Accin and Cardo on a combined basis)

The following is a comparison of the consolidated results of operations for Cardo for the nine months ended September 30, 2008 (unaudited) and Accin and Cardo for the nine months ended September 30, 2007 (unaudited, including the combined results of operations of Accin and Cardo):

		Cardo		Pro Forma
		April 6, 2007,		Combined
	Nine Months	Inception,	Accin	Nine Months
	Ended	Through	Five Months	Ended
	September 30,	September 30,	Ended	September 30,
	2008	2007	May 31, 2007	2007	$ Change	% Change
Net sales	$ 932	$ 306	$ 157	$ 463	$ 469	101.1%
Cost of sales	139	47	25	72	67	92.8%
Gross Profit	793	259	132	391	402	102.7%
Research and development expenses	1,288	72	41	113	1,175	1035.8%
Selling, general and administrative expenses	2,842	400	251	651	2,191	336.6%
Loss from Operations	(3,337)	(213)	(160)	(373)	(2,964)	794.5%
Interest income (expense), net	(37)	25	20	45	(82)	-183.1%
Loss before non-controlling interest	(3,374)	(188)	(140)	(328)	(3,046)	928.6%
Non-controlling interest in loss (earnings) of subsidiaries	(148)	(11)	128	117	(265)	-226.9%
Net loss	$ (3,522)	$ (199)	$ (12)	$ (211)	$ (3,311)	1565.8%

Revenues

Net sales for the nine months ended September 30, 2008 increased by $469,000, or 101.1%, as compared to the same period in 2007. Accin, the company from which Cardo acquired its medical device business, launched and commenced sales of its first product in December 2006, which was a high-performance, unicompartmental knee replacement product. As doctors became more familiar with our new product, they began using it more often. As a result, our sales of the knee product for the nine months ended September 30, 2008 were $363,000 higher than during the same period in 2007. In addition, during 2008, we began sales of licensed products, which sales amounted to $105,000 during the nine months ended September 30, 2008.

Costs of Sales

Costs of sales for the nine months ended September 30, 2008 increased by $67,000, or 92.8%, as compared to the same period in 2007 due to our sales escalating during 2008. Our costs of sales in 2008 also included $22,000 attributable to sales of licensed products and $45,000 was attributed to our knee product, which commenced during the nine months ended September 30, 2008. Our gross profit percentage for 2008 was 85.1%, representing an increase from 84.4% in 2007. This increase was primarily a result of lower per unit production costs during 2008. We incur greater production costs the first time that a product is developed as a result of product set-up costs. Over time, the average cost decreases, which results in a higher gross profit percentage.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2008 increased by $1,175,000, or 1,035.8%, from the same period in 2007. The increase was primarily due to $937,500 of in-process research and development expenses acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008. The acquired in-process research and development related to a total knee system under development is expected to be completed in the fourth quarter of 2008. In addition, we increased prototype expenses in 2008 for production of our hip replacement prototypes. There were no expenditures for these items in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased by $2,191,000, or 336.6%, as compared to the same period in 2007. During 2008, we incurred $1,184,000 in selling, general and administrative expenses relating primarily to legal and accounting fees associated with the Merger which we did not incur in 2007, as well as increased salary and payroll related expenses of $431,000 relating to new employees hired in 2008. In addition, we incurred increased depreciation expense in 2008 of $93,000 as a result of increased capital expenditures for instrumentation and other equipment necessary to support our growth. We also incurred amortization expense of $175,000 in 2008 as a result of intangible assets acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008, as well as amortization of $38,000 for license fees paid in late 2007 and 2008. Finally, during 2008, our incentive compensation and sales commission expenses increased by $116,000 as a result of the increase in sales during the period.

Interest Income (Expense)

Net interest expense for the nine months ended September 30, 2008 amounted to $37,000, which consisted of interest expense of $48,000 relating to a note payable of $1,200,000 issued in February 2008, offset by interest income of $12,000. During the nine months ended September 30, 2007, our interest income amounted to $24,000. We had no interest expense in 2007, as we had no outstanding debt.

Results of Operations for the Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended September 30, 2008 (unaudited) and the three months ended September 30, 2007 (unaudited):

	Three Months Ended September 30,
	2008		2007

		As %		As %
	Amount	of Sales	Amount	of Sales	Variance	%
	(unaudited)		(unaudited)

Net sales	$ 411	100.0%	$265	100.0%	$ 146	55.1%
Cost of sales	66	16.1%	41	15.5%	25	61.0%
Gross Profit	345	83.9%	224	84.5%	121	54.0%
Research and development expenses	142	34.5%	65	24.3%	78	120.2%
Selling, general and administrative expenses	1,443	351.1%	281	105.8%	1,163	414.4%
Loss from operations	(1,240)	-301.7%	(121)	-45.7%	(1,119)	924.8%
Interest income (expense), net	5	1.2%	14	5.3%	(9)	-64.3%
Loss before non-controlling interest	(1,235)	-300.5%	(107)	-40.4%	(1,128)	1054.2%
Non-controlling interest in loss of
subsidiaries	-		(45)	-17.0%	45	-100.0%
Net loss	$ (1,235)	-300.5%	$(152)	-57.4%	$ (1,083)	712.5%

Revenues

Net sales for the three months ended September 30, 2008 increased by $146,000, or 55.1%, as compared to the same period in 2007. Due to wider acceptance of our knee product by orthopedic surgeons, sales of this product increased in 2008. As a result, for the three months ended September 30, 2008 our sales of this product was $119,000 higher than in 2007. In addition, during 2008, we began sales of licensed products, which sales amounted to $26,000 during the three months ended September 30, 2008.

Costs of Sales

Costs of sales for the three months ended September 30, 2008 increased by $25,000, or 61.0%, as compared to the same period in 2007 as a result of the sales escalation in 2008. Our costs of sales in 2008 included $9,000 attributable to sales of licensed products, which commenced during 2008. Our knee product contributed $16,000 to this increase in costs of sales during 2008.. Our gross profit percentage for 2008 was 83.9%, representing a decrease from 84.5% in 2007. This decrease was based on the product mix changing in 2008, during which the company added spine and hip products.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 increased by $78,000, or 120.2%, from the same period in 2007. The increase was primarily due to increased prototype expenses in 2008 for production of our hip replacement prototypes. There were no expenditures for these items in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 increased by $1,163,000, or 414.4%, as compared to the same period in 2007. During 2008, we incurred $599,000 in selling, general and administrative expenses relating primarily to legal and accounting fees associated with the Merger which we did not incur in 2007, as well as increased salary and payroll related expenses of $324,000 relating to new employees hired in 2008. In addition, we incurred increased depreciation expense in 2008 of $20,000 as a result of increased capital expenditures for instrumentation and other equipment necessary to support our growth. We also incurred amortization expense of $175,000 in 2008 as a result of intangible assets acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008, as well as amortization of $38,000 for license fees paid in late 2007 and 2008. Finally, during 2008, our incentive compensation and sales commission expenses increased by $116,000 as a result of the increase in sales during the period.

Interest Income

Net interest income for the three months ended September 30, 2008 amounted to $5,000, which decreased by $9,000 from 2007. Our average daily cash balances outstanding were higher during 2007, which consequently generated more interest income.

Liquidity and Capital Resources

Net cash used in operating activities was $1,967,000 for the nine months ended September 30, 2008 in contrast to $350,000 from April 6, 2007, inception, through September 30, 2007. The main uses of cash included merger expenses, research and development costs and salaries.

Net cash used by investing activities was $1,130,000 for the nine months ended September 30, 2008 in contrast to an increase of cash from investing activities of $329,000 from April 6, 2007, inception, through September 30, 2007. The cash used by investment activities during the nine months ended September 30, 2008 primarily was attributable to the purchase of Cervical, Uni, Accelerated Innovation offset by the cash received from the reverse merger with ClicknSettle.

Our net cash provided by financing activities was $6,775,000 for the nine months ended September 30, 2008 in contrast to $1,250,000 from April 6, 2007, inception, through September 30, 2007 respectively, reflecting the proceeds from the Frost led group investment. This was offset by the purchase of Accin's ownership interest.

Over the next 12 months, we intend to use our capital to accelerate our research and product development, to add internal sales and financing personnel, to increase in-house vendor-related operations, and for working capital.

In May 2007, we raised an aggregate of $5,000,000 in capital contributions as the initial capitalization in connection with the formation of Cardo. Thereafter, also in May 2007, Accin contributed substantially all of its business, properties and assets, including its majority interests in Cervical Xpand and Uni-Knee, to Accelerated, and we contributed $3,750,000 to Accelerated, which amount was distributed to Accin. This resulted in Cardo owing a 37.5% ownership interest in Accelerated, and Accin owning a 62.5% ownership interest with an option to acquire the ownership interest from Accin for a purchase price of $6,250,000. After the capital contribution to Accelerated, Cardo had remaining cash of $1,250,000.

In February 2008, Cardo borrowed $1,200,000 from the trustee of a member of Cardo to partially finance the acquisition of the minority interests of Cervical Xpand and Uni-Knee for an aggregate purchase price of $3,486,690. This $1,200,000 million was repaid in July 2008.

On June 19, 2008, simultaneously with the signing of the Merger Agreement, Frost Gamma Investments Trust and other investors invested $9,500,000 in Cardo in exchange for units of Cardo's membership interests. Dr. Phillip Frost, Chairman and Chief Executive Officer of Opko Health, Inc. (formerly known as eXegenics Inc.), is the trustee and beneficiary of Frost Gamma Investments Trust. Certain other investors invested an additional $3,475,000 in Cardo before the consummation of the Merger. Proceeds from these investments were used to close on the acquisition of the outstanding equity interests of Accelerated, Cervical Xpand and Uni-Knee, and to enable Cardo to accelerate its research and product development. Following the acquisitions, Cardo directly owns 100% of the equity interests of Accelerated Innovation, Cervical Xpand and Uni-Knee, as described above. Of these investment amounts, $2,100,000 remains available for use by us to accelerate our research and product development.

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

At November 13, 2008, we have $3,900,000 in cash which is projected to meet all of our working capital needs for the next twelve months.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Although we believe that these statements are based upon reasonable assumptions, we cannot provide any assurances regarding future results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements.

These factors include the following:

  We expect to incur significant losses, either directly or indirectly through the companies in which we develop our products, for at least the next several years, and we cannot assure you that we will ever be profitable.

  We have a limited number of products currently available for sale and there is a high risk that our research and development efforts might not successfully generate any viable product candidates in the future.
  We may need to raise additional funds in the future to fund our operations and research, and these funds may not be available on acceptable terms, if at all.
  Cost containment measures, pressure from our competitors and availability of medical reimbursement may impact our ability to sell our products at prices necessary to expand our operations and reach profitability.
  We must convince orthopedic and spine surgeons that our products are an attractive alternative to existing surgical treatments of orthopedic and spine disorders.
  We generally do not have long-term contracts with our customers.
  Our business plan relies on certain assumptions about the market for our products, which, if incorrect, may adversely affect our business and profitability.
  We expect to face significant competition as a result of the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
  Hospitals, surgeons, distributors and agents may have existing relationships with other medical device companies that make it difficult for us to establish new relationships with them. As a result, we may not be able to sell and market our products effectively.
  Our manufacturers may be unsuccessful in manufacturing products at the levels required to meet future market demand.
  We rely on single source manufacturers, which could impair our ability to meet demand for delivering our products in a timely manner or within our budget.
  If a natural or man-made disaster strikes a facility in which our products are manufactured, we could be unable to deliver our products for a substantial amount of time and our sales could decline.
  Our growth will depend on developing new products or product enhancements, requiring significant research and development, clinical trials and regulatory approvals, all of which are expensive and time-consuming and may not result in a commercially viable product.
  If we choose to grow our business by acquiring new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and non-disruptive manner.
  We rely on our independent sales distributors and sales representatives to market and sell our products.
  We are dependent on the services of Andrew A. Brooks, M.D. and Mikhail Kvitnitsky, and the loss of either of them could harm our business.
  Failure to attract and retain skilled personnel and cultivate key academic collaborations will delay product development programs and business development efforts.
  If conflicts arise between collaborators or advisors and us, any of these parties may act in its self-interest, which may be adverse to our interests.
  If we fail to properly manage our anticipated growth, our business could suffer.
  If we fail to upgrade our management information systems, or if those systems do not operate as expected, we could experience significant disruption of our business and product developments and our results could suffer.

  If we decide to market and sell our devices and products internationally, we would be subject to various risks relating to our international activities, which could negatively impact our business and financial results.
  We are subject to substantial governmental regulation that could change and thus force us to make modifications to how we develop, manufacture and price our products.
  Federal regulatory reforms may adversely affect our ability to sell our products profitably.
  We have not yet collected long-term clinical data to support the safety of our products, and our products may, therefore, prove to be less safe and effective than initially thought.
  The FDA requires us to obtain new Section 510(k) clearances or premarket approvals for modifications to our approved products. Otherwise, we may have to cease marketing, or to recall, the modified products until clearances are obtained.
  If we or our third-party manufacturers fail to comply with the FDA's Quality System Regulations, the manufacture of our products could be interrupted and our product sales and operating results could suffer.
  We are subject to various complex laws and regulations. Compliance with these laws and regulations is costly and time-consuming, and failure to comply with them can have adverse consequences on our business.
  Some proponents have advocated the creation of a national database or registry that tracks how patients with artificial joints fare. Any requirement for surgeons to participate in such a registry may adversely affect our ability to sell our products profitably.
  We are an early-stage orthopedic medical device company with a limited operating history and our business may not become profitable.
  We acquired all of the ownership interests in an existing entity that may have undisclosed liabilities.
  Cardo's acquisition of Accin's assets in May 2007 may make it difficult for you to evaluate our historical and future performance.
  Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.
  If we cannot adequately protect our patents and other intellectual property rights, we may lose market share to our competitors and be unable to operate our business profitably.
  Changes to intellectual property laws may negatively impact our ability to protect our intellectual property.
  Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
  The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in diverting management's time and efforts, require us to pay damages, and/or prevent us from marketing our existing or future products.
  Patent infringement lawsuits brought against us could have a material adverse affect on our ability to develop and sell our products and to operate profitably.
  We may be subject to damages resulting from claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of their former employers.

  Some countries may require us to grant compulsory licenses to third parties. These licenses could be extended to include some of our products or potential product, which may limit our potential revenue opportunities.
  Fluctuations in the cost and availability of insurance could adversely affect our profitability or our risk management profile.
  Potential future product liability claims and other litigation, including contract litigation, may adversely affect our business, reputation and ability to attract and retain customers.
  Any claims relating to our making improper payments to physicians for consulting services, or other potential violations of regulations governing interactions between us and healthcare providers, could be time-consuming and costly.
  Our common stock may be thinly traded.
  We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.
  We may become involved in securities class action litigation that could divert management's attention and harm its business.
  Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the price of our common stock.
  Because we acquired Cardo by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.
  Anti-takeover provisions in our charter documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our shareholders, which could affect our stock price adversely and prevent attempts by our shareholders to replace or remove our current management.
  Because our common stock may be a "penny stock," it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
  A significant number of shares will become eligible for future sale by our shareholders and the sale of those shares could adversely affect the stock price.
  Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our shareholders.
  Our stock price could decline as a result of our failure to meet reporting and other regulatory requirements.
  If we do not implement necessary improvements to our internal control over financial reporting in an efficient and timely manner, or if we discover additional deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our share price.
  Our status as a public company may make it more difficult to attract and retain officers and directors.
  Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.
  We do not intend to pay cash dividends. Any return on investment may be limited to the value of our common stock, if any.

  Shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.
  Our Certificate of Incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Additional information concerning these factors can be found in our filings with the SEC. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of material weaknesses, our disclosure controls and procedures are not effective as of September 30, 2008.

Management identified material weaknesses which were reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2008, under Item 1A. Risk Factors and Item 2. Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operation of Cardo. Except as set forth below, there have been no changes to the identified material weaknesses.

In an effort to mitigate and remediate some of these material weaknesses, management hired additional accounting staff during the quarter ended September 30, 2008. In addition, we have started to implement standards and procedures, upgrading and establishing controls over the accounting system to ensure we have appropriate internal control over financial reporting.

Based on the evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, other than the change described above, there have been no other changes in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

On September 16, 2008, the holders of approximately 60% of the Company's common stock approved an Amendment to the Company's Amended and Restated Certificate of Incorporation to change the Company's name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." The action was taken by written consent in lieu of a special meeting of the Company's stockholders in accordance with the relevant sections of the Delaware General Corporate Law. The Amendment required the approval of an aggregate of greater than one-half of the Company's issued and outstanding common stock. The Amendment was previously approved by our Board of Directors on September 12, 2008.

Item 5 Other Information

On August 27, 2008, the managers of Cardo Medical, LLC granted Derrick Romine, Chief Financial Officer of the Company, an option to purchase .704431 units with an exercise price per unit of $147,625.00. The vesting schedule provides that twenty percent (20%) of the option will vest upon the first anniversary of the date of grant and an additional twenty (20%) will vest upon each anniversary of the date of grant thereafter. The option and the rights to purchase the units covered by the option will expire on the close of business on the tenth anniversary of the date of grant.

Upon the termination of Mr. Romine's services by the Company without "cause", or by Mr. Romine for "good reason", as such terms are defined in the Option Agreement, at any time on or prior to September 4, 2010, fifty percent (50%) of Mr. Romine's unvested options shall become fully exercisable as of the date of termination of his service for such reason (the "Termination Date") and, together with any vested options then held by Mr. Romine at the Termination Date, to the extent exercisable on the Termination Date, shall remain in full force and effect and may be exercised pursuant to the provisions of the Option Agreement at any time until the earlier of the end of the fixed term thereof and the expiration of ninety (90) days following the Termination Date (except that this ninety (90)-day period will be extended to twelve (12) months from the Termination Date if Mr. Romine dies during this ninety (90)-day period), and all options then held by Mr. Romine, to the extent not then presently exercisable, shall terminate as of the Termination Date and shall not be exercisable thereafter.

In connection with the merger that was completed on August 29, 2008, the option automatically converted to an option to purchase 470,000 shares of common stock of clickNsettle.com, Inc. at an exercise price of $0.22126 per share.

Item 6 Exhibits

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title
10.1	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.*
31.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008

CARDO MEDICAL, INC.

By:	/s/ Andrew Brooks
Andrew Brooks
Chief Executive Officer

By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.1	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.* PDF
31.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF
32.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF

*   This Exhibit is a management contract or compensatory plan or arrangement.