Form 10-K/A
period 2008-06-30
Cardo Medical, Inc.
filed 2009-02-02
CIK 925741

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1

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
                                          -----------------------------------

                             Cardo Medical, Inc.
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

EXPLANATORY NOTE

     Cardo Medical, Inc. (the "Company," "we," "us," "our" or "Cardo") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Securities and Exchange Commission (the "SEC") on September 29, 2008 (the "Original Filing") to include in Item 9A(T) management's conclusion that, based on an assessment conducted by our former principal executive officer and former principal financial officer in connection with such filing, our internal control over financial reporting operated effectively at June 30, 2008. This conclusion was inadvertently omitted from the Original Filing. This Form 10-K/A continues to speak as of the date of the Original Filing, September 29, 2008. As reported herein, clickNsettle.com, Inc. merged with Cardo on August 29, 2008. Our post-merger officers and directors are filing and certifying this Amendment.


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



     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.



Management's report on internal control over financial reporting



     Our controls and procedures are designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, the Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). Our management assessed the risks associated with the reliability of our financial reporting by identifying the risks that could result in a misstatement in our financial statements. In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control-Integrated framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. No material weaknesses in our internal control over financial reporting were identified, and our principal executive officer and principal financial officer concluded that the Company has controls in place that address our financial reporting risks and that such controls operated effectively as of June 30, 2008.


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


Changes in internal control over financial reporting



     Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no significant change in our internal controls over financial reporting during our last fiscal quarter identified in connection with that evaluation that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


Cardo Medical's pre-merger disclosure controls and procedures and internal control over financial reporting.



     Prior to the merger of CKST and Cardo, Cardo identified material weaknesses in its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2007 and, accordingly, concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of that date. Cardo has reported these weaknesses and its efforts to mitigate and remediate these weaknesses in its filings with the SEC.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No. Document
-----------  ----------------------------------------------------------------
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


                                         CARDO MEDICAL, INC.


Dated:  January 28, 2009                 By: /s/Andrew Brooks
                                         ------------------------------------
                                         Chief Executive Officer
                                         (principal executive officer)




Dated:  January 28, 2009                 By:/s/Derrick Romine
                                         ------------------------------------
                                         Chief Financial Officer
                                         (principal financial officer)

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Andrew Brooks, certify that:



     1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Cardo Medical, Inc.;

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


     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:


     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Dated:  January 28, 2009             /s/ Andrew Brooks
                                    ---------------------------------------
                                     Andrew Brooks
                                     Chief Executive Officer

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Derrick Romine, certify that:



     1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of Cardo Medical, Inc.;

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


     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:


     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Dated:  January 28, 2009            /s/ Derrick Romine
                                    ---------------------------------------
                                    Derrick Romine
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)


     In connection with Amendment No. 1 to the Annual Report on Form 10-K of Cardo Medical, Inc. for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission (the "Report"), we, Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc., and Derrick Romine, Chief Financial Officer of Cardo Medical, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cardo Medical, Inc.




Dated:  January 28, 2009            /s/ Andrew Brooks
                                    ---------------------------------------
                                    Andrew Brooks

                                    Chief Executive Officer



Dated:  January 28, 2009            /s/ Derrick Romine
                                    ---------------------------------------
                                    Derrick Romine

                                    Chief Financial Officer









A signed original of this written statement required by Section 906 has been provided to Cardo Medical, Inc. and will be retained by Cardo Medical, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.