Form 10-K/A
period 2008-06-30
Cardo Medical, Inc.
filed 2009-03-17
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 0-21419

CARDO MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8899 Beverly Boulevard Suite 619 Los Angeles, California	90048 (Zip Code)
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (310) 274-2036

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

Cardo Medical, Inc. (the "Company," "we," "us," "our" or "Cardo") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Securities and Exchange Commission (the "SEC") on September 29, 2008 (the "Original Filing") and amended by Amendment No. 1 on Form 10-K filed with the SEC on February 2, 2009, to respond to a comment letter issued by the Staff of the SEC. This Form 10-K/A continues to speak as of the date of the Original Filing, September 29, 2008. As reported herein, clickNsettle.com, Inc. merged with Cardo on August 29, 2008. Our post-merger officers and directors are filing and certifying this Amendment.

Item 9A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008. Based upon this evaluation and solely because of our failure to file the required Management's Annual Report on Internal Control over Financial Reporting ("Report of Management") in our Annual Report on Form 10-K when it was originally filed on September 29, 2008, management concluded that the Company's disclosure controls and procedures were not effective in timely alerting management to material information related to the Company that is required to be included in our periodic filings and the Securities and Exchange Commission.

We have remedied this failure in the effectiveness of our disclosure controls and procedures by filing the required Report of Management in this amendment to our Annual Report on Form 10-K.

Management's report on internal control over financial reporting.

Our controls and procedures are designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, our management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). Our management assessed the risks associated with the reliability of our financial reporting by identifying the risks that could result in a misstatement in our financial statements. In making this assessment, our management used the criteria set forth in the framework in "Internal Control-Integrated framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. No material weaknesses in our internal control over financial reporting were identified, and our principal executive officer and principal financial officer concluded that the Company has controls in place that address our financial reporting risks and that such controls operated effectively as of June 30, 2008.

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

Changes in internal control over financial reporting.

Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDO MEDICAL, INC.

Dated: March 16, 2009	/s/ Andrew Brooks
Andrew Brooks
Chief Executive Officer

Dated: March 16, 2009	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer