Form 10-Q/A
period 2008-09-30
Cardo Medical, Inc.
filed 2009-03-30
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Note: PDF provided as a courtesy

Cardo Medical, Inc.

TABLE OF CONTENTS

EXPLANATORY NOTE

Cardo Medical, Inc. ("Cardo" or the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the three months and nine months ended September 30, 2008 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.

On August 29, 2008, the Company completed a reverse merger transaction with clickNsettle.com, Inc., a publicly traded company ("CKST"). Between August 29, 2008 and September 30, 2008, CKST paid $354,175 in legal and accounting related fees which were recorded as selling, general and administrative expenses in the Company's consolidated financial statements for the three and nine months ended September 30, 2008. The Company determined that these expenses were incurred prior to the reverse merger date of August 29, 2008, and therefore were CKST expenses and should not have been reflected in the Company's consolidated statements of operations for the three and nine months ended September 30, 2008. The restatement resulted in the correction of the overstatement of selling, general and administrative expenses, the overstatement of additional paid-in capital, and the overstatement of the accumulated deficit of $354,175. It also corrects the net loss per share for the three months ended September 30, 2008 from ($0.01) to ($0.00).

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1 and 2. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cardo Medical, Inc.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 30,	December 31,
	2008	2007
	(unaudited) Restated
ASSETS

Current assets:
Cash and cash equivalents	$4,582	$ 904
Accounts receivable	289	208
Inventories	855	437
Prepaid expenses and other current assets	78	107
Total current assets	5,804	1,656

Property and equipment, net	366	386
Goodwill	2,690	-
Other intangible assets, net	5,165	-
Other assets, net	205	113
Total assets	$14,230	$ 2,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$933	$ 233
Total liabilities	933	233

Commitments and contingencies

Non-controlling interest	-	634

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized, 133,440,954 (unaudited) and 203,360,271 (unaudited) issued and outstanding as of December 31, 2007 (unaudited) and September 30, 2008 (unaudited), respectively	203	133
Additional paid-in capital	16,599	1,442
Note receivable from stockholder	(50)	-
Accumulated deficit	(3,455)	(287)
Total stockholders' equity	13,297	1,288
Total liabilities, non-controlling interest and stockholders' equity	$14,230	$ 2,155

See accompanying notes, which are an integral part of these financial statements

Cardo Medical, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended		Nine Months	April 6, 2007, Inception, Through
	September 30,		September 30,	September 30,
	2008 (unaudited) Restated	2007 (unaudited)	2008 (unaudited) Restated	2007 (unaudited)

Net sales	$ 411	$265	$932	$306
Cost of sales	66	41	139	47
Gross profit	345	224	793	259
Research and development expenses	142	65	1,288	72
Selling, general and administrative expenses	1,089	281	2,488	401
Loss from operations	(886)	(122)	(2,983)	(214)
Interest income (expense), net	5	14	(37)	25
Loss before non-controlling interest	(881)	(108)	(3,020)	(189)
Non-controlling interest in loss of subsidiaries	-	(45)	(148)	(11)
Net loss	$ (881)	$(153)	$(3,168)	$(200)

Net loss available to common shareholders per share:
Basic and Diluted	$ (0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	196,005,332	133,440,954	157,102,579	133,440,954

See accompanying notes, which are an integral part of these financial statements

Cardo Medical, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
Nine months ended September 30, 2008
(in thousands, except share amounts)

	Shares Common Stock	Par Value Common Stock	APIC	Note Receivable From Stockholder	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity and Non-controlling Interest

Balance at December 31, 2007	133,440,954	$ 133	$ 1,442	$ -	$ (287)	$ 634	$ 1,922

Net loss	-	-	-	-	(199)	(97)	(296)

Balance at March 31, 2008	133,440,954	133	1,442	-	(486)	537	1,626

Capital contribution	58,641,744	59	12,915	(900)	-	-	12,074
Fair value of derivative	-	-	(284)	-	-	-	(284)
Stock based compensation	-	-	35	-	-	-	35
Acquisition of non-controlling interest of Uni	-	-	-	-	-	(15)	(15)
Acquisition of non-controlling interest of Cervical	-	-	-	-	-	20	20
Acquisition of non-controlling interest of Accelerated	-	-	-	-	-	(787)	(787)
Net loss	-	-	-	-	(2,088)	245	(1,843)

Balance at June 30, 2008	192,082,698	192	14,108	(900)	(2,574)	-	10,826

Reverse merger transaction - Restated	11,277,573	11	2,231	-	-	-	2,342
Collection of note receivable	-	-	-	850	-	-	850
Decrease in fair value of derivative	-	-	284	-	-	-	284
Stock based compensation	-	-	(35)	-	-	-	(35)
Stock option compensation	-	-	11	-	-	-	11
Net loss - Restated	-	-	-	-	(881)	-	(881)

Balance at September 30, 2008 - Restated	203,360,271	$ 203	$ 16,599	$ (50)	$ (3,455)	$ -	$ 13,297

See accompanying notes, which are an integral part of these financial statements

Cardo Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		April 6, 2007,
	Nine Months	Inception,
	Ended	Through
	September 30,	September 30,
	2008	2007
	(unaudited) Restated	(unaudited)
Operating activities:
Net loss	$(3,168)	$(200)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	122	27
Amortization of license fees	50	-
Amortization of other intangible assets	162	-
Non-controlling interest in earnings (loss) of subsidiaries	148	11
Stock option compensation	11	-
Acquisition of in-process research and development	938	-
Effect of changes in:
Accounts receivable	(81)	(112)
Inventories	(419)	(190)
Prepaid expenses and other current assets	39	15
Accounts payable and accrued expenses	585	99
Net cash used in operating activities	(1,613)	(350)

Investing activities:
Purchase of property and equipment	(99)	(157)
Cash acquired from Accin transaction	-	611
Proceeds from reverse merger transaction with Clicknsettle.com, Inc.	2,245	-
Payments made to acquire minority interest of subsidiaries	(3,487)	-
Increase in other assets	(143)	(125)
Net cash provided by (used in) investing activities	(1,484)	329

Financing activities:
Capital contribution	12,925	5,000
Proceeds from note payable	1,200	-
Repayment of note payable	(1,200)	-
Distribution to Accin Corporation shareholders	(6,150)	(3,750)
Net cash provided by financing activities	6,775	1,250
Net increase (decrease) in cash	3,678	1,229
Cash, beginning of period	904	-
Cash, end of period	$4,582	$1,229

Supplemental disclosure of cash flow information:
Interest Paid	$48	$-
Taxes Paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Capital contributions through note receivable from members	$50	$-

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

Restatement

On August 29, 2008, the Company completed a reverse merger transaction with clickNsettle.com, Inc., a publicly traded company ("CKST"). Between August 29, 2008 and September 30, 2008, CKST paid $354,175 in legal and accounting related fees which were recorded as selling, general and administrative expenses in the Company's consolidated financial statements for the three and nine months ended September 30, 2008. The Company determined that these expenses were incurred prior to the reverse merger date of August 29, 2008, and therefore were CKST expenses and should not have been reflected in the Company's consolidated statements of operations for the three and nine months ended September 30, 2008. The restatement resulted in the following corrections.

	Originally
(In thousands)	Reported	Amended	Difference

Additional paid-in capital	16,953	16,599	354
Accumulated deficit	(3,809)	(3,455)	(354)

For the three months ended September 30, 2008
Selling, general and administrative expenses	1,443	1,089	354
Net loss	(1,235)	(881)	(354)
Loss per share	(0.01)	0.00	(0.01)

For the nine months ended September 30, 2008
Selling, general and administrative expenses	2,842	2,488	354
Net loss	(3,522)	(3,168)	(354)

Net cash used in operating activities	(1,967)	(1,613)	(354)
Net cash used in investing activities	(1,130)	(1,484)	354

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of SFAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We adopted SFAS No. 159 beginning January 1, 2008 and it had no impact on our financial statements.

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

Share Based Payment

The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, ("SFAS 123R").

In order to determine compensation on options issued to consultants, and employees' options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of SFAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We adopted SFAS No. 159 beginning January 1, 2008 and it had no impact on our financial statements.

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

		Cardo		Pro Forma
		April 6, 2007,		Combined
	Nine Months	Inception,	Accin	Nine Months
	Ended	Through	Five Months	Ended
	September 30,	September 30,	Ended	September 30,
	2008	2007	May 31, 2007	2007	$ Change	% Change
	Restated
Net sales	$ 932	$ 306	$ 157	$ 463	$ 469	101.3%
Cost of sales	139	47	25	72	67	93.1%
Gross Profit	793	259	132	391	402	102.8%
Research and development expenses	1,288	72	41	113	1,175	1035.8%
Selling, general and administrative expenses	2,488	401	251	652	1,836	281.6%
Loss from Operations	(2,983)	(214)	(160)	(374)	(2,609)	696.7%
Interest income (expense), net	(37)	25	20	45	(82)	-182.2%
Loss before non-controlling interest	(3,020)	(189)	(140)	(329)	(2,691)	816.8%
Non-controlling interest in loss (earnings) of subsidiaries	(148)	(11)	128	117	(265)	-226.5%
Net loss	$ (3,168)	$ (200)	$ (12)	$ (212)	$ (2,956)	1391.5%

Revenues

Net sales for the nine months ended September 30, 2008 increased by $469,000, or 101.3%, as compared to the same period in 2007. Accin, the company from which Cardo acquired its medical device business, launched and commenced sales of its first product in December 2006, which was a high-performance, unicompartmental knee replacement product. As doctors became more familiar with our new product, they began using it more often. As a result, our sales of the knee product for the nine months ended September 30, 2008 were $363,000 higher than during the same period in 2007. In addition, during 2008, we began sales of licensed products, which sales amounted to $105,000 during the nine months ended September 30, 2008.

Costs of Sales

Costs of sales for the nine months ended September 30, 2008 increased by $67,000, or 93.1%, as compared to the same period in 2007 due to our sales escalating during 2008. Our costs of sales in 2008 also included $22,000 attributable to sales of licensed products and $45,000 was attributed to our knee product, which commenced during the nine months ended September 30, 2008. Our gross profit percentage for 2008 was 85.1%, representing an increase from 84.4% in 2007. This increase was primarily a result of lower per unit production costs during 2008. We incur greater production costs the first time that a product is developed as a result of product set-up costs. Over time, the average cost decreases, which results in a higher gross profit percentage.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased by $1,836,000, or 281.6%, as compared to the same period in 2007. During 2008, we incurred $830,000 in selling, general and administrative expenses relating primarily to legal and accounting fees associated with the Merger which we did not incur in 2007, as well as increased salary and payroll related expenses of $431,000 relating to new employees hired in 2008. In addition, we incurred increased depreciation expense in 2008 of $93,000 as a result of increased capital expenditures for instrumentation and other equipment necessary to support our growth. We also incurred amortization expense of $175,000 in 2008 as a result of intangible assets acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008, as well as amortization of $38,000 for license fees paid in late 2007 and 2008. Finally, during 2008, our incentive compensation and sales commission expenses increased by $116,000 as a result of the increase in sales during the period.

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

Results of Operations for the Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended September 30, 2008 (unaudited) and the three months ended September 30, 2007 (unaudited):

	Three Months Ended
	September 30,
		As %		As %
	2008	of Sales	2007	of Sales	Variance	%
	(unaudited)		(unaudited)
	Restated
Net sales	$ 411	100.0%	$265	100.0%	$ 146	55.1%
Cost of sales	66	16.1%	41	15.5%	25	61.0%
Gross Profit	345	83.9%	224	84.5%	121	54.0%
Research and development expenses	142	34.5%	65	24.5%	77	118.5%
Selling, general and administrative expenses	1,089	265.0%	281	106.0%	808	287.5%
Loss from operations	(886)	-215.6%	(122)	-46.0%	(764)	626.2%
Interest income (expense), net	5	1.2%	14	5.3%	(9)	-64.3%
Loss before non-controlling interest	(881)	-214.4%	(108)	-40.8%	(773)	715.7%
Non-controlling interest in loss of subsidiaries	-		(45)	-17.0%	45	-100.0%
Net loss	$ (881)	-214.4%	$(153)	-57.7%	$ (728)	475.8%

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

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 increased by $77,000, or 118.5%, from the same period in 2007. The increase was primarily due to increased prototype expenses in 2008 for production of our hip replacement prototypes. There were no expenditures for these items in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 increased by $808,000, or 287.5%, as compared to the same period in 2007. During 2008, we incurred $245,000 in selling, general and administrative expenses relating primarily to legal and accounting fees associated with the Merger which we did not incur in 2007, as well as increased salary and payroll related expenses of $324,000 relating to new employees hired in 2008. In addition, we incurred increased depreciation expense in 2008 of $20,000 as a result of increased capital expenditures for instrumentation and other equipment necessary to support our growth. We also incurred amortization expense of $175,000 in 2008 as a result of intangible assets acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008, as well as amortization of $38,000 for license fees paid in late 2007 and 2008. Finally, during 2008, our incentive compensation and sales commission expenses increased by $116,000 as a result of the increase in sales during the period.

Interest Income

Net interest income for the three months ended September 30, 2008 amounted to $5,000, which decreased by $9,000 from 2007. Our average daily cash balances outstanding were higher during 2007, which consequently generated more interest income.

Liquidity and Capital Resources

Net cash used in operating activities was $1,613,000 for the nine months ended September 30, 2008 in contrast to $350,000 from April 6, 2007, inception, through September 30, 2007. The main uses of cash included merger expenses, research and development costs and salaries.

Net cash used by investing activities was $1,484,000 for the nine months ended September 30, 2008 in contrast to an increase of cash from investing activities of $329,000 from April 6, 2007, inception, through September 30, 2007. The cash used by investment activities during the nine months ended September 30, 2008 primarily was attributable to the purchase of Cervical, Uni, Accelerated Innovation offset by the cash received from the reverse merger with ClicknSettle.

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

At November 14, 2008, we have $3,900,000 in cash which is projected to meet all of our working capital needs for the next twelve months.

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

Item 5 Other Information

On August 27, 2008, the managers of Cardo Medical, LLC granted Derrick Romine, Chief Financial Officer of the Company, an option to purchase ..704431 units with an exercise price per unit of $147,625.00. The vesting schedule provides that twenty percent (20%) of the option will vest upon the first anniversary of the date of grant and an additional twenty (20%) will vest upon each anniversary of the date of grant thereafter. The option and the rights to purchase the units covered by the option will expire on the close of business on the tenth anniversary of the date of grant.

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

Item 6 Exhibits

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title
10.1	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.* (Previously filed)
31.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2009

CARDO MEDICAL, INC.

By:	/s/ Andrew Brooks
Andrew Brooks
Chief Executive Officer

By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.1	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.* (Previously filed)
31.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF
32.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF

*   This Exhibit is a management contract or compensatory plan or arrangement.