Form 10-K
period 2008-12-31
Cardo Medical, Inc.
filed 2009-03-31
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐        No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐        No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of March 25, 2009 was approximately $108,000,000.

As of March 25, 2009, 203,360,271 shares of the issuer's common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

     PDF provided as courtesy

CARDO MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1. Business

The following business description should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Organization

Overview

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

In December 2006, Cardo initiated sales of the Align 360 unicompartmental knee device, a partial knee resurfacing device for the medial or lateral part of the knee. Cardo has received approval under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("Section 510(k)") for its uniquely instrumented patello-femoral arthroplasty, a resurfacing device for the back of the kneecap and distal femur. Cardo has also received FDA 510k approval for its Total Knee System which has both a posterior cruciate sacrificing as well as a posterior cruciate sparing component design. Cardo has also received FDA 510k approval for its total hip replacement system along with its monopolar and bipolar hip systems. Cardo received Section 510(k) approvals for its spinal lumbar fusion system and its cervical plate and screw systems. Cardo is actively engaged in a number of highly innovative research and development projects for total knee arthroplasty, spinal motion preservation, fusion devices and minimally invasive approaches for treating an array of joint and spinal disorders.

As of December 31, 2008, Cardo employed 19 full-time employees.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which is applicable to all of our employees, officers and directors (including our principal executive officer, principal financial officer and principal accounting officer). A copy of the Code of Business Conduct and Ethics is available on the Company's website at www.cardomedical.com.

Recent Transactions

Cardo Medical, LLC was formed on April 6, 2007 as a California limited liability company for the purpose of acquiring an interest in the medical device business conducted by Accin Corporation directly and through Accin's interests in Cervical Xpand, LLC and Uni-Knee, LLC. Following Cardo's organization:

  Cardo and Accin formed a Delaware limited liability company on April 20, 2007 under the name Accelerated Innovation, LLC;

  On May 21, 2007, Accin contributed substantially all of its business, properties and assets, including its majority interests in Cervical Xpand and Uni-Knee, to Accelerated in exchange for a 62.5% interest in Accelerated and the distribution referenced below in the amount of $3.75 million;

  Concurrently with the above, on May 21, 2007, Cardo contributed $3.75 million to Accelerated in exchange for a 37.5% interest in Accelerated; and

  The amount of $3.75 million was distributed by Accelerated to Accin

Under the terms of Accelerated's Limited Liability Company Agreement, Cardo was granted an option to purchase the 62.5% interest in Accelerated held by Accin for a purchase price of $6.25 million. Following the exercise of that option in June 2008, Cardo acquired all of the interests in Accelerated held by Accin, and Accelerated became a wholly-owned subsidiary of Cardo.

Prior to that, in February 2008, Cardo entered into Membership Interest Purchase Agreements with the holders of the minority membership interests in Cervical Xpand and Uni-Knee. Cervical Xpand and Uni-Knee were formed as New Jersey limited liability companies on July 12, 2005 and May 10, 2006, respectively, for the purpose of conducting research and development activities. Prior to the closing of the transactions contemplated by the Membership Interest Purchase Agreements, Accelerated, as the assignee of Accin's assets, owned 52.083% of the membership interests in Cervical Xpand and 51.21% of the membership interests in Uni-Knee, and the minority holders held the remaining outstanding interests. Upon the closing of the transactions contemplated by the Membership Interest Purchase Agreements, in June 2008, Cardo acquired the outstanding membership interests from the minority holders for an aggregate purchase price of $1,437,510 for the Cervical Xpand interests and $2,049,180 for the Uni-Knee interests. As a result, Cardo now owns all of the interests in Cervical Xpand and Uni-Knee directly and indirectly through its ownership of Accelerated.

On June 18, 2008, Cardo entered into a Merger Agreement and Plan of Reorganization with clickNsettle.com, Inc. ("CKST") and Cardo Acquisition, LLC, a California limited liability company and wholly-owned subsidiary of CKST. Upon the consummation of the transactions contemplated by the Merger Agreement, CKST acquired Cardo through a merger of Cardo with Cardo Acquisition, with Cardo continuing as the surviving entity in the Merger and a wholly-owned subsidiary of CKST. Pursuant to the Merger Agreement, all of the issued and outstanding units of Cardo's membership interests were converted into the right to receive shares of the common stock of CKST.

On or about the signing of the Merger Agreement, Frost Gamma Investments Trust and other investors invested $12.975 million in Cardo in exchange for units of Cardo's membership interests. Dr. Phillip Frost, Chairman and Chief Executive Officer of Opko Health, Inc., is the trustee and beneficiary of Frost Gamma Investments Trust. Cardo used approximately $9.7 million of the proceeds from these investments to close on the acquisition of the outstanding equity interests of three partially owned subsidiaries of Cardo (Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC), to repay an existing member loan (in the amount of $1.2 million) and for transaction expenses, and expects to use the remaining funds to accelerate its research and product development.

In addition, as of the closing of the Merger, CKST had cash and cash equivalents of approximately $2.5 million held in money market accounts and certificates of deposit. In total, following the Merger, the combined company had $4.7 million in cash and cash equivalents.

Under the terms of the Merger Agreement, at the closing of the Merger, each Cardo unit issued and outstanding was converted into and exchanged for the right to receive 667,204.70995 shares of common stock of CKST. As a result of the Merger, CKST's shareholders and optionholders own approximately 5.5% of the combined company on a fully diluted basis (or 11,298,979 shares of common stock outstanding and underlying options), the members of Cardo, excluding the new investors, own approximately 64.8% of the combined company on a fully diluted basis (or 133,440,942 shares of common stock), the new investors own approximately 28.5% of the combined company on a fully diluted basis (or 58,641,701 shares of common stock), and optionholders of Cardo own approximately 1.2% of the combined company on a fully diluted basis (or 2,398,400 shares of common stock underlying those options).

As of the tenth day following the filing and transmission to shareholders of the Information Statement (approximately September 19, 2008), our Board of Directors consist of five directors originally designated by Andrew A. Brooks, M.D. and two directors originally designated by Phillip Frost, M.D. Dr. Brooks, an orthopedic surgeon, serves as the Chairman of the Board and Chief Executive Officer of the combined company as of the tenth day after we filed and transmitted the Information Statement. In the future, our directors will be designated by our shareholders. However, given that a few shareholders together own a majority of our common stock, they will be able to elect a majority of the directors of the company.

We are headquartered in Los Angeles, California. In connection with the consummation of the Merger, CKST approved through its shareholders an amendment to its Amended and Restated Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." CKST's trading symbol was "CKST.OB," which has changed to "CDOM.OB" in connection with the name change. Cardo Medical's common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board.

At March 30, 2009, we have $1.6 million in cash which is not projected to meet all of our working capital needs for the next twelve months. The fact that the Company sustained losses in 2008 and still requires outside sources of additional capital to sustain operations has created an uncertainty about the Company's ability to continue as a going concern.

Management intends to use borrowings and securities sales to mitigate the effects of our use of that cash. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff.

Nature of Business

The Company develops and distributes reconstructive orthopedic and spinal surgery products to various medical organizations. The Company works in small, focused development teams in conjunction with physicians to rapidly develop products from conception to launch. The Company launched and commenced sales of its first product in late 2006, which was a high-performance, uni-compartmental knee replacement. The Company commenced sales of its reconstructive products in 2007 and spine products in 2008.

Products

Following is a listing of our current products:

Knee Portfolio

  Align 360 Unicompartmental Knee System - A uniquely instrumented partial knee replacement that allows resurfacing of either the medial or lateral compartments of the knee. This product promotes the consistent balancing of the flexion and extension gaps for unicompartmental knee surgery.

  Align 360 Patellofemoral System - A uniquely instrumented and novel patellofemoral system that allows resurfacing of the patellofemoral joint. This product is an anatomic system that addresses the disease of the patellofemoral joint.

  Align 360 Total Knee System - A uniquely instrumented high-performance total knee system consisting of posterior-stabilized and cruciate retaining femoral components.

Hip Portfolio

  Accin Total Hip System - A taperloc type of hip system that allows replacement of the ball and socket of the hip joint. This product offers a dual taper hip design for total hip arthroplasty complemented by the Accin Bipolar and Monopolar Hip Systems for hip fracture applications.

  Accin Bipolar Hip System - A bipolar hip that allows replacement of the ball of the hip for either fracture, tumors or reconstruction from some other type of pathology.

  Accin Monopolar Hip System - A monopolar hip that allows replacement of the ball of the hip from either fracture, tumors or reconstruction from some other type of pathology.

Spinal Product Line

  Accin Lumbar Pedicle Screw/Rod System- A pedicle screw and rod system for instrumentation of lumbar spine fusion incorporating an evolutionary locking mechanism allowing for high screw angulation.

  Accin Cervical Plate/Screw System- An innovative low-profile system for cervical spine fusion incorporating an integrated, floating tapered-ring locking mechanism to simplify surgical procedure.

Our products listed above have received Section 510(k) approval. We have a number of earlier stage research and development projects underway, some of which we may submit for regulatory approval in the future.

Orthopedic Industry

According to the 2007-2008 Orthopaedic Industry Annual Report published by Knowledge Enterprises, Inc., which we refer to herein as the Industry Annual Report, the worldwide market for orthopedic products in 2007 was estimated to be $32.5 billion, representing an 11.8% increase from the previous year. According to this report, bone and joint diseases account for half of all the chronic conditions in people over 50 years of age. With the predicted doubling of the aged population by the year 2020, the report suggests that demographics alone will drive growth in the global orthopedic industry. We also believe that the orthopedic industry will continue to grow due to an increasingly older population and extended life spans in the United States and other developed countries worldwide.

According to the Industry Annual Report, the world's six largest replacement companies-Zimmer, Johnson & Johnson, Stryker, Smith & Nephew, Biomet and Wright Medical-generated 89% of joint product sales in 2007. We believe that the size of these companies often leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a smaller orthopedic company, such as us, to focus on smaller, higher-growth sectors of the orthopedic market, while still offering a comprehensive product line to address the needs of its customers in a customized and interactive fashion.

Orthopedic devices are commonly divided into several primary sectors corresponding to the major subspecialties within the orthopedic field: reconstruction, trauma, arthroscopy, spine and biologics. Management's initial focus is on innovation related to reconstructive joint devices and spinal products, as discussed below.

Reconstructive Joint Device Market

Most reconstructive joint devices are used to replace or repair joints that have deteriorated as a result of disease or injury. Despite the availability of non-surgical treatment alternatives such as oral medications, injections and joint fluid supplementation of the knee, severe cases of disease or injury often require reconstructive joint surgery.

Reconstructive joint surgery involves modifying the bone area surrounding the affected joint and inserting one or more manufactured components, and also may involve using bone cement.

The reconstructive joint device market is generally divided into the areas of hips, knees and extremities. According to the Industry Annual Report, it is estimated that the worldwide reconstructive joint device market had sales of approximately $11.6 billion in 2007, with hip reconstruction and knee reconstruction representing the largest sectors.

Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, or thigh bone, the upper end of the tibia, or shin bone, and the patella, or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. According to the Industry Annual Report, knee reconstruction was the largest sector of the reconstructive joint device market in 2007, with estimated sales of approximately $5.9 billion worldwide.

One of the major trends in knee reconstruction includes the use of minimally invasive techniques to accomplish reconstructive goals with less damage to surrounding soft tissues. Our unicompartmental device has been designed to be inserted through small incision surgery with an innovative instrumentation approach. Our design approach was to develop an innovative instrumentation system to improve and simplify surgical technique for a clinically proven implant concept. We believe that our system allows the surgeon to simply and reproducibly balance both flexion and extension gaps. This is a general approach we plan to continue with our other products.

Hip Reconstruction. The hip joint is a ball-and-socket joint that enables the large range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This degeneration causes pain, stiffness and a reduction in hip mobility. According to the Industry Annual Report, it is estimated that the worldwide hip reconstruction market had sales of approximately $5.1 billion in 2007.

Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate advances in bearing surfaces from the traditional polyethylene surface. These alternative bearing surfaces include metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone- conserving implants, leave more of the hip bones intact, which may be beneficial given the likelihood of future revision replacement procedures as the average patient's lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required. Our hip product portfolio, currently consisting of three products, is focused on improving the surgical techniques for bone-conservative procedures. These products integrate implant designs that are based on predicate devices (i.e., a device with a similar design that has already received clearance) with successful long-term clinical histories. We are actively engaged in several research and development efforts to develop better instrumentation for less traumatic surgeries, improved component designs and bearing surfaces to increase longevity of our devices.

Spine Market

Back and neck pain is one of the leading causes of healthcare expenditures in the United States, with a direct cost of approximately $86 billion annually for diagnosis, treatment and rehabilitation, according to an article published in The Journal of the American Medical Association (published February 13, 2008). According to the Industry Annual Report, the U.S. market for lumbar and cervical spine fusion, which is the focus of our spinal business, was estimated to be over $3 billion in 2006 and over $3.6 billion in 2007, and is estimated to grow to more than $4.2 billion in 2008.

The spine consists of vertebrae, which are 29 separate bones connecting the skull to the pelvis. The vertebrae are joined together by soft tissue structures that provide the core of the human skeleton. Within the spinal column, the spinal cord, which is the body's central nerve pathway, is protected by the bony parts of the vertebrae. Nerves contained in the spinal column exit through the foramen openings to the rest of the body. Vertebrae are joined to each other in pairs which are often referred to as motion segments. These motion segments move by means of three joints: two facet joints and one spine disc. The facet joints provide stability and enable the spine to bend and twist while the discs absorb pressures and shocks to the vertebrae.

The four major categories of spine disorders are degenerative conditions, deformities, trauma and tumors. The largest market, and the focus of our spinal research and development business, is degenerative conditions of the facet joints and disc space. These conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back pain or radiating pain in the arms or legs.

The recommended treatments for spine disorders depend on the severity and duration of the disorder. Initially, physicians will prescribe non-operative procedures, including bed rest, bracing, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In most cases, non-surgical treatment options are effective; however, many patients do not respond to non-operative treatments and require spine surgery to alleviate their symptoms.

It is estimated that in excess of one million patients undergo spine surgery each year in the United States. The most common spine surgery procedures are: discectomy, which consists of the removal of all or part of a damaged disc; laminectomy, the removal of all or part of a lamina, or thin layer of bone, to relieve pinching of the nerve and narrowing of the spinal canal; and fusion, where two or more adjoining vertebrae are fused together to provide stability. All three of these procedures require access to the spine through either a traditional open approach or through smaller, less invasive methods using various types of retractors or other percutaneous techniques.

We believe that the implant market for spine surgery procedures will continue to grow because of the following market dynamics:

Demographics. The population cohort most likely to experience back pain is likely to grow as a result of our aging baby boomer population. The first baby boomers turned 62 in 2008, and over the next two decades we will see a substantial increase in our aging population. We believe that this generation of older people is less willing to compromise on reducing activity levels and is more interested in treatments that will allow a more rapid return to activities with shorter periods of disability.

Increased Acceptance of Implants. The implementation of implants for use in spine surgery has become the standard of care over the past decade. In the last five years, there has been a substantial and significant increase in the percentage of spinal fusion surgeries using implants. According to Millennium Research Group, an estimated 85% or more of all spinal fusion procedures involve an implant. The current generation of modern trained spine surgeons has accepted usage of implants as the gold standard for achieving optimal results.

Increased Demand for Newer Technologies. Because of the ubiquitous nature of back pain, the market is interested in newer technologies, such as motion preservation, and novel minimally invasive techniques which would potentially allow earlier intervention in the degenerative process of the spine for many patients.

Government Regulation

United States

Our products are regulated by the U.S. Food and Drug Administration, or the FDA, under the Federal Food, Drug, and Cosmetic Act. Some of our products also are regulated by state agencies. FDA regulations and the requirements of the Federal Food, Drug, and Cosmetic Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of our medical device products. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

  product design and development;

  product testing;

  product manufacturing;

  product labeling;

  product storage;

  premarket clearance or approval;

  advertising and promotion; and

  product sales and distribution.

Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either a pre-market notification under Section 510(k) or the approval of a pre-market approval, or PMA, application. The FDA typically grants a Section 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device (i.e., a device with a similar design that has already received clearance). It generally takes approximately three months from the date of a Section 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a Section 510(k)

clearance is not appropriate or that substantial equivalence has not been shown and, as a result, will require a PMA application.

PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical trials, bench tests and laboratory and animal studies. The PMA application also must contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA application process can be expensive and generally takes significantly longer than the Section 510(k) process. Additionally, the FDA may never approve the PMA application. As part of the PMA application review process, the FDA generally will inspect the manufacturer's facilities to ensure compliance with applicable quality system regulatory requirements, which include quality control testing, control documentation and other quality assurance procedures.

If human clinical trials of a medical device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more institutional review boards without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, we cannot assure you that the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial also must comply with the FDA's IDE regulations and informed consent must be obtained from each subject.

If the FDA believes we are not in compliance with the law, it can institute proceedings to detain or seize products, issue a market withdrawal, enjoin future violations and seek civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed.

Thus far, all of our approved products have been cleared by the FDA through the Section 510(k) pre-market notification process. We have not needed to conduct any clinical trials to support some of our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. In addition to granting approvals for our products, the FDA has the authority to randomly inspect us for compliance with regulatory requirements that apply to our operations. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA inspects device and drug manufacturing facilities in the United States in order to assure compliance with applicable quality system regulations. As discussed in the section below titled "Manufacturing and Supply," we currently outsource the manufacture of our products to third-party vendors.

Further, we are subject to various federal and state laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the United States, exclusion from participation in government health care programs. The scope of these laws and related regulations is expanding and their interpretation is evolving. There is very little precedent related to these laws and regulations. Increased funding for enforcement of these laws and regulations has resulted in greater scrutiny of marketing practices in our industry and resulted in several investigations by various government authorities. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil sanctions, including exclusion from participation in federal health care reimbursement programs.

International

In the next few years, we plan to seek required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in some major foreign markets, which may include countries in Latin America, Europe or Asia. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the United States, and requirements for approval may differ from FDA requirements.

If we sell any of our products internationally, the products will be subject to certain foreign regulatory approvals. In order to market our product devices in the member countries of the European Union, we will be required to comply with the European Medical Devices Directives and obtain "CE" mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Under the European Medical Devices Directives, all medical devices including active implants must qualify for CE marking. We also would be required to comply with other foreign regulations, such as obtaining Ministry of Health Labor and Welfare approval in Japan, Health Protection Branch approval in Canada, and Therapeutic Goods Administration approval in Australia, if we market in those jurisdictions.

Research and Development

Our research and development engineering personnel have extensive experience in developing medical devices to treat joint and spine pathologies. Our engineers work closely with surgeons to design devices that are intended to improve patient care, simplify surgical techniques and reduce overall costs. In addition to constantly enhancing and improving our current product offerings, we are focusing our research and development efforts in novel approaches to total knee arthroplasty, spinal motion preservation devices and products that promote new fusion techniques and minimally invasive surgical techniques for reconstructive and spinal surgery. Our research and development efforts are part of our overall business plan to become a market leader in providing solutions for the reconstructive joint and spine markets. To further promote this strategy, we are focused on converting these research and development efforts into commercially viable products that incorporate minimally invasive techniques and quick recovery to improve patient outcomes across all of our products. Currently, our research and development staff is located in New Jersey, and we also engage the services of independent contractors in that state. However, we intend to expand this staff by hiring engineers in California as well. We expect our research and development costs to increase as we continue to expend significant resources to develop and commercialize our products and potential products.

At this time, we have no formal consulting arrangements with surgeons. However, we work with surgeons informally to obtain their feedback to enhance our products and to identify product candidates that we would like to develop. We plan to work closely with product opinion leaders to develop and enhance our product portfolio. In 2008, we spent $1,332 on research and development as compared to $215 in 2007.

Manufacturing and Supply

We do not have a manufacturing facility, and we currently do not intend to build manufacturing facilities of our own in the foreseeable future. We utilize third-party vendors to manufacture all of our implants and instruments, including components of our products, while internally performing product design and quality assurance. We currently use up to seven manufacturers for each of our devices.

Our outsourced manufacturing process typically involves machining semi-completed raw materials for both our metal and polyethylene components that make up our joint replacement systems. After being machined, the parts are inspected and processed in preparation for final polishing and finishing as needed. Prior to being packaged, our parts are inspected again to ensure that they are within approved specifications. We also use components in our devices that we acquire from other companies. We distribute both sterile and non-sterile implants and instruments.

Our outsourcing strategy is targeted at companies that meet FDA Quality Standards and our internal policies and procedures. Supplier performance is maintained and managed through a corrective action program intended to ensure that all product requirements are met or exceeded. We believe these manufacturing relationships minimize our capital investment, help control costs and allow us to compete with larger volume manufacturers of spine surgery and reconstructive surgical products.

We currently utilize a small number of manufacturers for our products and rely on a limited number of sources for our product components that are manufactured by third parties. In the future, we may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it appropriate to do so.

Although we believe that alternative third-party manufacturers are available, we cannot assure you that we will be able to timely replace our third-party manufacturers immediately if one or more of them can no longer provide us with their manufacturing services. In addition, while we do not anticipate that we will encounter problems in obtaining adequate supplies of components, we cannot assure you that we will continue to be able to obtain components under acceptable terms and in a timely manner.

Sales and Marketing

We mostly rely on third-party independent distributors to market and sell our products. In the future, we intend to increase the number of our internal sales and marketing personnel and further build our own sales and marketing infrastructure to market some of our products targeting surgeons in certain regions. We also intend to continue collaborating with third-party independent distributors, including large regional distributors.

Patents and Proprietary Technology; Trademarks

Patents

We have applied for U.S. and foreign patents covering several of our implant components, and some of our surgical instrumentation. As of March 30, 2009, we had 19 pending domestic and foreign patent applications covering five devices.

Patents and intellectual property will continue to be an important aspect of the orthopedic and spine industry. In this regard, we intend to defend our intellectual property rights. We believe that our patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. If some of our intellectual property and agreements relating to our products are deemed invalid, that action may have a material adverse effect on our financial condition and results of operations.

The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in diverting management's time and efforts, require us to pay damages and/or prevent us from marketing our existing or future products. Patent litigation typically involves complex factual and legal questions whose outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management's attention. Our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, the development, manufacture and sale of our products or potential products could be severely restricted or prohibited. Also, our competitors may independently develop similar technologies that are not restricted by other companies' patents, including ours. Due to the importance of our patents to our business, our market share can decline if we fail to protect our intellectual property rights.

A patent infringement suit brought against us or our partners may force us or our partners to halt the development, manufacture or sale of products or potential products that are claimed to be infringing, unless that party grants us or our partners rights to use its intellectual property. As a result, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products, which we may not be able to do on acceptable terms, or at all. Even if we or any partner were able to obtain rights to the third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our products or potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

As more companies enter the orthopedic and spine market, the possibility of a patent infringement claim against us grows. While we try to ensure that our products do not infringe others' patents and proprietary rights, our products, potential products and methods may be covered by patents held by our competitors.

Trademarks

As of March 30, 2009, we had two registered trademark with the U.S. Patent and Trademark Office, or USPTO, for the marks "Accin" and "Align 360"; we have applications pending for the marks "Cardo Medical" and "A La Carte."

Competition

The orthopedic and spinal device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than we have. Our largest competitors in the orthopedic and spinal surgical device market are DePuy Orthopaedics, Inc. and DePuy Spine, Inc. (divisions of Johnson & Johnson Company), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Stryker Howmedica Osteonics (a subsidiary of Stryker Corporation), Smith & Nephew plc, Biomet Orthopedics, Inc. (a subsidiary of Biomet, Inc.), Medtronic Sofamor Danek, and Synthes Inc.

Companies in the industry compete on the basis of product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopedic surgeons and hospitals, the strength of their distribution network and price. While price is a key factor in the orthopedic market, other significant factors could negatively impact our results of operations and financial condition, including: technological innovation, reimbursement rates, surgeon preference, ease of use, clinical results and service provided by us and our representatives.

Our products are, and any potential products we commercialize will be, subject to intense competition. Many of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. Many of these competitors also have significantly greater operating history and reputations than we do in our respective fields. We may not be able to compete successfully if we are unable to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose. Because of the rapidly growing orthopedic market, we anticipate that companies will dedicate significant resources to developing competing products.

Regarding our spinal portfolio, we also face competition from a growing number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specified markets, include Abbott Spine, Inc. (a division of Abbott Laboratories, Inc.), Orthofix International N.V. (parent of Blackstone Medical, Inc.), Alphatec Spine Inc. (a subsidiary of Alphatec Holdings, Inc.), Globus Medical, Inc., and Nuvasive, Inc.

Product Liability and Insurance

We are subject to potential product liability risks that are inherent in the design, marketing and sale of orthopedic implants and surgical instrumentation. We have implemented strict quality control measures and currently maintain product liability insurance in amounts that we believe are typical in the industry for companies with a comparable size to ours. Our insurance premiums are paid as a percentage of sales. We evaluate our levels of product liability insurance annually, as well as the amount of retention carried compared to other comparable companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether we will be able to secure coverage in the future at a reasonable cost.

Third-Party Reimbursement

Sales of our products will depend on the availability of adequate reimbursement from third-party payors (such as governmental programs, for example, Medicare and Medicaid, private insurance plans and managed care programs), both in terms of the sales volumes and prices of our products. Healthcare providers, such as hospitals that purchase medical devices for treating their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. These third-party payors may deny reimbursement if they feel that a device is not the most cost-effective treatment available, or was used for an unapproved indication. As such, surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures. We also believe that future reimbursement may be subject to increased restrictions both in the U.S. and internationally. If we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance.

Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

Also, third-party payors are increasingly challenging the prices charged for medical products and services. Particularly in the United States, third-party payors carefully review, and increasingly challenge, the prices charged for procedures and medical products. Also, greater numbers of insured individuals are receiving (and will continue to receive over the next decade) their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month.

Legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business, financial condition or results of operations. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. We also cannot assure you that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

Healthcare Fraud and Abuse

Our relationship with surgeons, hospitals and the marketers of our products are subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretations, and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated. Certain states in which we market our products have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with surgeons, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

We must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, which also can be triggered by violations of federal anti-kickback laws; Healthcare Insurance Portability and Accountability Act of 1996, which protects the privacy of individually identifiable healthcare information; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections. In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved or off-label uses of their products.

Management's Plan

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions and raising additional capital. As a result, we are constantly and aggressively evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations

Item 1A. Risk Factors

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

We have identified the following categories of risk that should be considered by investors:

  Risks related to our business, industry and regulatory matters;

  Risks related to our financial results, including our ability to raise needed additional capital.

  Risks related to our intellectual property and potential litigation; and

  Risks related to ownership of our common stock.

Risks Related to Our Business, Industry and Regulatory Matters

We may need to raise additional funds in the future to fund our operations and research, and these funds may not be available on acceptable terms, if at all.

We anticipate spending significant amounts of cash on expanding our research and development, sales and marketing efforts, and product commercialization. We have available to us approximately $1.6 million in cash and cash equivalents, which we expect will not be sufficient for us to meet our anticipated cash requirements for at least the next 12 months. Management intends to use borrowings and securities sales to mitigate the effects of our use of that cash. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff. Our actual capital requirements may change as a result of various factors, including:

  the success of our research and development efforts, and any changes in the breadth of our research and development programs;

  results from preclinical studies and clinical trials conducted by us or our collaborative partners or licensees, if any;

  the number and timing of acquisitions and other strategic transactions;

  our ability to maintain and establish corporate relationships and research collaborations;

  our ability to manage growth and costs associated with this growth, and the costs associated with increased capital expenditures;

  the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;

  the cost and timing of obtaining and maintaining regulatory approval or clearance for our products and products in development;

  the expenses we incur in manufacturing and selling our products;

  the revenues generated by sales of our products; and

  the costs associated with our employee retention programs and related benefits.

Our primary goal as it relates to liquidity and capital resources is to attain the appropriate level of debt and equity and the resultant cash to implement our business plan. We will need to raise additional funds, which may not be available to us on favorable terms, if at all. If we raise capital by issuing equity or debt securities, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. Further, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we are unable to raise needed capital on terms acceptable to us, we may not be able to develop new products, enhance our existing products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We expect to incur significant losses, either directly or indirectly through the companies in which we develop our products, for at least the next several years, and we cannot assure you that we will ever be profitable.

We expect to incur significant losses over the next several years, either directly or indirectly through the companies in which we develop our products, as we expand our research and development activities, apply for regulatory approvals, develop additional technology and expand our operations. We cannot assure you that we will be successful in selling or licensing any of the products we might develop or predict the terms we may be able to obtain in any sales or licensing transaction.

We have a limited number of products currently available for sale and there is a high risk that our research and development efforts might not successfully generate any viable product candidates in the future.

We currently have eight products available for sale, all of which are in the early stages of distribution. Other than these products, we are in the preliminary stages of product identification and development, and have identified only a few potential additional products. We have not yet conducted preclinical studies or clinical testing on these additional products. It is statistically unlikely that the few products that we have identified as potential candidates will actually lead to successful development efforts, and we do not expect any additional products resulting from our research to be commercially available for several years, if at all. Our leads for potential products will be subject to the risks and failures inherent in developing medical devices and products, including, but not limited to, the unanticipated problems relating to research and development, product testing, confirming intellectual property rights and non-infringement, regulatory compliance, manufacturing, marketing and competition. Additional expenses may exceed current estimates and, therefore, adversely affect our profitability.

Cost containment measures, pressure from our competitors and availability of medical reimbursement may impact our ability to sell our products at prices necessary to expand our operations and reach profitability.

Healthcare costs have risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This has resulted in greater pricing and other competitive pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the national and worldwide healthcare industry, resulting in further business consolidations and alliances among customers and competitors. This consolidation may reduce competition, exert downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.

Further, third-party payors in the United States and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, along with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and has shifted services between inpatient and outpatient settings. Hospitals or physicians may respond to these cost-containment pressures by substituting lower-cost products or other therapies for our products.

Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

Also, third-party payors are increasingly challenging the prices charged for medical products and services. Particularly in the United States, third-party payors carefully review, and increasingly challenge, the prices charged for procedures and medical products. Also, greater numbers of insured individuals are receiving (and will continue to receive over the next decade) their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month.

The market for orthopedic, knee and hip surgery devices is large and growing at a significant rate.

Numerous new companies and technologies, as well as more established companies, have entered this market. New entrants to our markets include numerous niche companies with a singular product focus, as well as companies owned partially by surgeons, who may have greater access than we do to the surgeons who may use our products. As a result of this intensified competition, we believe there will be increasing pressure to reduce pricing of our medical devices. If we are unable to price our products appropriately due to these competitive pressures or for other reasons, our profit margins will shrink and our ability to invest in and grow our business and achieve profitability will decrease.

Sales of our products will depend on the availability of adequate reimbursement from third-party payors (such as governmental programs, for example, Medicare and Medicaid, private insurance plans and managed care programs), both in terms of the sales volumes and prices of our products.

Healthcare providers, such as hospitals that purchase medical devices for treating their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. These third-party payors may deny reimbursement if they feel that a device is not the most cost-effective treatment available, or was used for an unapproved indication. As such, surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures. We also believe that future reimbursement may be subject to increased restrictions both in the U.S. and international markets. If we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance.

Legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business, financial condition or results of operations.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. We also cannot assure you that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

We must convince orthopedic and spine surgeons that our products are an attractive alternative to existing surgical treatments of orthopedic and spine disorders.

To be commercially successful, we believe that we will need surgeons to adopt our products as their preferred treatment option for their patients. Based on our experience, we believe surgeons may not widely adopt our products unless they determine, based on clinical data and published peer-reviewed journal articles, that our products provide benefits or an attractive alternative to conventional modalities of treating joint and spine disorders. Surgeons may be slow to adopt our products for the following reasons, among others:

  lack of clinical evidence;

  the time that must be dedicated for training;

  lack of experience with our products;

  perceived risks generally associated with the use of new products and procedures;

  perceived risks associated with purchasing products from an early-stage medical device company;

  costs associated with the purchase of new products and equipment; and

  limited availability of reimbursement within healthcare payment systems.

We also believe that recommendations and support of our products by influential surgeons are essential for market acceptance and adoption. If we do not receive support from these surgeons, surgeons and hospitals may not use our products. As a result, we may not achieve expected revenues and may never become profitable.

Hospitals, surgeons, distributors and agents may have existing relationships with other medical device companies that make it difficult for us to establish new relationships with them. As a result, we may not be able to sell and market our products effectively.

We believe that to sell and market our products effectively, we must establish relationships with key surgeons and hospitals in the field of orthopedic knee, hip and spinal surgery. Many of these key surgeons and hospitals already have long-standing relationships with large, better-known companies that dominate the medical devices industry through collaborative research programs and other relationships. Because of these existing relationships, some of which may be contractually enforced, surgeons and hospitals may be reluctant to adopt our products, particularly if our products compete with or have the potential to compete with products supported through their own collaborative research programs or by these existing relationships. Even if these surgeons and hospitals purchase our products, they may be unwilling to enter into collaborative relationships with us to promote joint marketing programs or to provide us with clinical and financial data.

We work primarily with a network of independent orthopedic product agents and distributors that generate sales leads for us, in addition to working with our own internal direct sales force. If these product agents and distributors believe that their relationship with us is less beneficial than other relationships they may have with more established or well-known medical device companies, they may be unwilling to continue their relationships with us, making it more difficult for us to sell and market our products effectively.

We generally do not have long-term contracts with our customers.

We anticipate that we will generally not enter into long-term contracts with our customers. As a result, we will be exposed to volatility in the market for our products and loss of our customers, and we may be unable to achieve profitability. If we are unable to market our products on terms we find acceptable, our financial condition and results of operations could suffer materially.

Our business plan relies on certain assumptions about the market for our products, which, if incorrect, may adversely affect our business and profitability.

We believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our medical products. However, the projected demand for our products could differ materially from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to our devices.

We expect to face significant competition as a result of the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.

The medical device market is highly competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to encounter intense competition across our product lines and in each market in which our products are sold from various medical device companies, many of which are likely to have greater financial and marketing resources than us. Primary competitors are Zimmer, J&J/DePuy Orthopaedics, Stryker and Biomet in the hips and knees market, and Medtronic/Sofamor Danek, J&J/DePuy Spine and Synthes in the spine market. In addition, we will face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate only in a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We will be required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.

We rely on single source manufacturers, which could impair our ability to meet demand for delivering our products in a timely manner or within our budget.

We rely on third-party manufacturers to manufacture our products. It is critical to our business that our contract manufacturers be able to provide us with products in substantial quantities, in accordance with agreed upon specifications, in compliance with regulatory requirements, at acceptable cost and on a timely basis. Our anticipated growth could strain the ability of manufacturers to deliver an increasingly large supply of products. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely and cost-effective basis, we could lose customers, our reputation could be harmed and our business could suffer.

We currently use up to seven manufacturers for each of our devices. Our dependence on these few manufacturers involves several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our manufacturers cease to provide us with sufficient quantities of our products in a timely manner or on terms acceptable to us, or cease to manufacture products of acceptable quality, we would have to seek alternative sources of manufacturing. We could experience delays while we locate and engage alternative qualified manufacturers, and we might be unable to engage alternative manufacturers on favorable terms, if at all. Any disruption or increased expenses relating to our supply source could harm our sales and marketing efforts and adversely affect our ability to generate revenue.

Our growth will depend on developing new products or product enhancements, requiring significant research and development, clinical trials and regulatory approvals, all of which are expensive and time-consuming and may not result in a commercially viable product.

We believe that it is important for us to continue to build a more complete product offering and to enhance the products we currently offer. Our success in this regard will depend in part on our ability to develop and introduce new products and product enhancements to keep pace with the rapidly changing medical device market. We cannot assure you that we will be able to successfully develop, obtain regulatory approval for or market new products or product enhancements, or that any of our future products or enhancements will be accepted by the surgeons who use our products or the payors who financially support many of the procedures performed with our products.

Factors affecting the success of any new product offering or enhancement to an existing product include our ability to:

  properly identify and anticipate surgeon and patient needs;

  develop and introduce new products or product enhancements in a timely manner;

  avoid infringing upon the intellectual property rights of third parties;

  obtain the necessary regulatory clearances or approvals for new products or product enhancements;

  demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

  provide adequate training to potential users of our products;

  receive adequate reimbursement; and

  develop an effective and dedicated marketing and distribution network.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations may suffer.

If we choose to grow our business by acquiring new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and non-disruptive manner.

We believe that our success depends in part on our ability to continually enhance and broaden our product offering in response to changing customer demands, competitive pressures and technologies and our ability to increase our market share. To achieve this growth, we intend to pursue acquisition of complementary businesses, products or technologies, in some cases instead of developing them ourselves. We may be unable to successfully complete any acquisitions, or we may not be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, manufacturers or distributors. The success of any acquisition, investment or alliance undertaken will depend on a number of factors, including:

  our ability to identify suitable opportunities;

  our ability to finance any acquisition, investment or alliance;

  whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

  the strength of the other companies' underlying technology and ability to execute;

  intellectual property and litigation related to these technologies or businesses; and

  our ability to successfully integrate the acquired company or business with our existing business, including the ability to adequately fund acquired in-process research and development projects.

These efforts could be expensive and time-consuming, disrupt our ongoing business and distract management. If we are unable to integrate any future acquired businesses, products or technologies effectively, our business, financial condition and results of operations will be materially adversely affected. For example, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize significant amounts of expenses, including non-cash acquisition costs, and acquired assets.

We rely on our independent sales distributors and sales representatives to market and sell our products.

We depend upon independent sales distributors and sales representatives to market and sell our products, in particular due to their sales and service expertise and relationships with customers in the marketplace. Independent distributors and sales representatives may terminate their relationships with us or devote insufficient sales efforts to our products for any number of reasons. We do not control our independent distributors and they may not be successful in implementing our marketing plans. If we fail to maintain our existing relationships with our independent distributors and sales representatives, our operations would suffer. Similarly, our failure to recruit and retain additional skilled, independent sales distributors and sales representatives could have an adverse effect on our operations. We may experience turnover with some of our independent sales distributors, which could adversely affect our short-term financial results while we transition to new distributors. Our failure to manage these transitions effectively could negatively impact our operations and profitability.

We are dependent on the services of Andrew A. Brooks, M.D. and Mikhail Kvitnitsky, and the loss of either of them could harm our business.

Our success depends in part upon the continued service of Andrew A. Brooks, M.D., who serves as our Chairman of the Board and Chief Executive Officer, and Mikhail Kvitnitsky, who serves as our President and Chief Operating Officer. Dr. Brooks and Mr. Kvitnitsky are critical to the overall management of our company as well as to the development of our technology, our culture and our strategic direction. The loss of either Dr. Brooks or Mr. Kvitnitsky could have a material adverse effect on our business, results of operations and financial condition. We have not obtained and do not expect to obtain any key-person life insurance policies.

Failure to attract and retain skilled personnel and cultivate key academic collaborations will delay product development programs and business development efforts.

Our success will depend on our ability to continuously attract and retain highly qualified management and scientific personnel and on our ability to develop relationships with academic collaborators. The competition for qualified personnel and collaborators is intense. We cannot assure you that we will be able to attract or retain personnel or cultivate academic collaborations. In addition, our collaborators may have arrangements with other companies to assist those companies in developing products that compete with ours. Our inability to hire or retain qualified personnel or cultivate academic collaborations would harm our business. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. In addition, we will need to carefully monitor and manage our surgeon services, and the quality assurance and efficiency of our manufacturers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense.

If conflicts arise between collaborators or advisors and us, any of these parties may act in its self-interest, which may be adverse to our interests and the interests of our stockholders.

We expect to enter into arrangements with corporate collaborators and scientific advisors to help us develop and test potential products or enhance our existing products. If conflicts arise between us and any of these corporate collaborators or scientific advisors, the other party may act in its self-interest and not in our interest or the interests of our stockholders. It is possible that some of our corporate collaborators will be conducting multiple product development efforts within each area that is the subject of the collaboration with us. We also might be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. In addition, any of these collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of our collaboration with them. Competing products, either developed by collaborators or to which collaborators have rights, may result in their withdrawing support for our product candidates.

If we fail to properly manage our anticipated growth, our business could suffer.

We continue to experience growth in, and will continue to pursue rapid growth in, the number of surgeons using our products, the types of products we offer and the number of states in which our products are sold. This growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team, accounting systems and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with surgeons, distributors and hospitals, and our reputation could suffer.

If we fail to upgrade our management information systems, or if those systems do not operate as expected, we could experience significant disruption of our business and product developments and our results could suffer.

The efficient operation of our business is dependent on our management information systems, which we rely upon to effectively manage accounting and financial functions, manage order entry, order fulfillment and inventory replenishment processes, and maintain our research and development data. We are assessing various inventory tracking software, as well as an improved ledger accounting system for all business units, which will enhance our internal controls. In addition, we are taking steps to unify the financial reporting of our consolidated subsidiaries, and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.

Any failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

If a natural or man-made disaster strikes a facility in which our products are manufactured, we could be unable to deliver our products for a substantial amount of time and our sales could decline.

If a key facility is affected by a natural or man-made disaster, we would be forced to rely on another third-party manufacturer. We do not have insurance for potential losses as a result of damages to these manufacturing facilities.

If we decide to market and sell our devices and products internationally, we would be subject to various risks relating to our international activities, which could negatively impact our business and financial results.

We currently do not market or sell our products outside of the United States. However, we may actively pursue one or more international markets within the next few years, at which point we would be exposed to risks separate and distinct from those we face in our U.S. operations. Any international business we may engage in may be adversely affected by changing economic conditions in foreign countries, as well as U.S. laws that may affect the international business operations of a U.S. company such as ours. In addition, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations since international sales most likely would be denominated in the functional currency of the country in which the product is sold.

The additional or different risks inherent in engaging in international business include the following:

  compliance with existing and changing foreign regulatory laws and requirements;

  export restrictions and controls and other government regulation relating to technology or medical devices;

  foreign laws and business practices favoring local companies;

  pricing pressures that we may experience internationally;

  the availability and level of reimbursement within prevailing foreign healthcare payment systems or insurance providers;

  shipping delays due to cross-border sales;

  longer payment cycles;

  difficulties and costs of establishing, staffing and managing foreign operations;

  potentially adverse tax consequences, tariffs and other trade barriers;

  difficulties in enforcing intellectual property rights;

  difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

  political and economic instability; and

  international terrorism and anti-American sentiment.

Our exposure to each of these risks may increase our costs, impair our ability to market and sell our products and require significant management attention, resulting in harm to our business and financial results.

We are subject to substantial governmental regulation that could change and thus force us to make modifications to how we develop, manufacture and price our products. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply can have adverse consequences on our business.

The medical device industry is regulated extensively by governmental authorities, principally the Food and Drug Administration, or the FDA, and corresponding state and foreign regulatory agencies. The FDA and other federal, state and foreign governmental agencies regulate, among other things, the development, manufacturing, clinical trials, marketing clearance and approval, promotion and sale of medical devices.

In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k), or is the subject of an approved premarket approval application, or PMA. The FDA will approve marketing a medical device through the Section 510(k) process if it is demonstrated that the new product is substantially equivalent to other Section 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the Section 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA's satisfaction the safety and efficacy of the device for its intended use. To date, all of our products, unless exempt, have been cleared through the Section 510(k) process. We have no experience in obtaining premarket approval.

Compliance with complex regulations is, and will continue to be, time-consuming, burdensome and expensive. Failure to comply with these regulations could jeopardize our ability to manufacture and sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, seizures of products, total or partial suspension of production, refusal of the FDA or other regulatory agencies to grant future clearances or approvals, or withdrawals or suspensions of current clearances or approvals. These enforcement actions could result in higher than anticipated costs or lower than anticipated revenue and have a material adverse effect on our business, financial condition and results of operations. In the most egregious cases, we could face criminal sanctions, closure of the manufacturing facilities in which our products are manufactured, and prohibitions on the sales of our products.

U.S. federal government entities, such as the Occupational Safety and Health Administration, the Environmental Protection Agency, the Internal Revenue Service, the Centers for Medicare and Medicaid Services and the U.S. Department of Veteran's Affairs, as well as the FDA and regulatory authorities in other states, have each been empowered to administer certain laws and regulations applicable to us. Many of the laws and regulations are complex, and compliance will require substantial time and effort by our officers, directors and employees and extensive consultations with our advisors. Because of this complexity, we cannot assure you that our efforts will be sufficient to ensure compliance with all of these laws and regulations at any given time.

We are subject to audit, investigation and litigation by each of these entities to ensure compliance, each of which also can be time-consuming, costly, divert the attention of senior management and have a significant effect on our business, even if we are found to have been in compliance or the extent of our non-compliance is deemed immaterial. If we are found to not be in compliance with any of these laws and regulations, we and, in some cases, our officers and directors may be subject to fines, penalties, criminal sanctions and other liability, any of which could have a material adverse effect on our business.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly vigilant, and if we engage in sales of our products in foreign countries, these sales would be subject to rigorous foreign regulations. In these circumstances, we would rely heavily on our foreign independent sales agencies to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries. We currently do not sell any of our products internationally.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.

Legislation may be drafted from time to time and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device in the United States. In addition, FDA regulations and guidance often are revised or reinterpreted by the agency in ways that may significantly affect our business and our ability to commercialize our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of these changes, if any, may be. For example, on September 27, 2007, Congress enacted, and the President signed into law, the Food and Drug Administration Amendments Act of 2007. This new legislation grants significant new powers to the FDA and imposes new obligations and requirements on both the FDA and FDA-regulated industries, including the medical device industry. In particular, this law requires, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. In addition, it reauthorizes the FDA to collect medical device user fees and amends the existing user fee program by, among other things, reducing device application fees and imposing new fees, including a new annual establishment registration fee. Also, the new law authorizes the FDA to establish a unique medical device identification system and expands the federal government's clinical trial registry and results databank to include, among other things, information on medical device clinical trials. While these new requirements undoubtedly will have a significant effect on the medical device industry, we cannot yet predict the extent of that effect on our company. As regulations, guidance and interpretations are issued by the FDA relating to the new legislation, its impact on the industry, as well as our business, will become clearer. Compliance with those regulations could require us to take additional steps, and incur additional costs, in manufacturing and labeling products.

We have not yet collected long-term clinical data to support the safety of our products, and our products may, therefore, prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our products that require FDA clearance or approval through the Section 510(k) clearance process, which is less rigorous than the PMA process and requires less supporting clinical data. As a result of using this expedited process, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated using the PMA process. Because of the lack of this in-depth data, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve outcomes. These results would reduce demand for our products, thereby preventing us from becoming profitable. If future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The medical device market has been particularly prone to costly product liability litigation.

The FDA requires us to obtain new Section 510(k) clearances or premarket approvals for modifications to our approved products. Otherwise, we may have to cease marketing, or to recall, the modified products until clearances are obtained.

Any modification to a Section 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new Section 510(k) clearance or, possibly, premarket approval. Under FDA regulations, every manufacturer must make this determination in the first instance, but the FDA may review any manufacturer's decision. The FDA may not agree with any of our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek Section 510(k) clearance or premarket approval for any modification to a previously cleared product, we may be required to cease marketing, or to recall, the modified product until we obtain clearance or approval. This may expose us to significant regulatory fines or penalties.

In addition, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modifying a product, loss of revenue, harm to our reputation and loss of customers and potential operating restrictions imposed by the FDA. Any product liability claim or recall would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product liability claims or recalls in the future, or that these claims or recalls would not have a material adverse effect on our business.

If we or our third-party manufacturers fail to comply with the FDA's Quality System Regulations, the manufacture of our products could be interrupted and our product sales and operating results could suffer.

We and some of our third-party manufacturers are required to comply with the FDA's Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, we and our manufacturers will be subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products overseas.

The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. If our facilities or those of our manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions:

  customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

  operating restrictions or partial suspension or total shutdown of production;

  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

  refusing or delaying requests for Section 510(k) clearance or PMA approvals of new products or modified products;

  withdrawing Section 510(k) clearances or PMA approvals;

  refusal to grant export approval for our products; or

  criminal prosecution.

If we sell our products in the European Community, we will be required to maintain certain ISO certifications and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. We cannot assure you that we or our manufacturers will be able to obtain or maintain all required registrations and certifications.

Any of these factors could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Some proponents have advocated the creation of a national database or registry that tracks how patients with artificial joints fare. Any requirement for surgeons to participate in such a registry may adversely affect our ability to sell our products profitably.

Although the United States currently does not have a mandatory medical device registry, a few medical organizations in the country do, such as Kaiser Permanente and the Hospital for Specialty Surgery in New York, and some foreign countries do have national registries, such as Australia, Britain, Norway and Sweden. If a national or any state registry is created to collect data on how patients with artificial joints fare, surgeons who use our products would be required to provide information to that registry. Although it is difficult to determine all of the effects of the creation of a medical device registry, one effect it may have is to make surgeons use well-documented medical devices, instead of new ones. If the surgeons who use our products are required to participate in a national or state registry, they may be less inclined to use our products and, consequently, our ability to sell our products could be impaired.

Risks Related to Our Financial Results

We are an early-stage orthopedic medical device company with a limited operating history and our business may not become profitable.

We are an early-stage orthopedic medical device company with a limited operating history. We began commercial sales in 2007. We currently have the following eight products with Section 510(k) marketing clearance from the FDA: Accin Unicompartmental Knee (used in partial knee replacement procedures); Accin Patello-Femoral Component (used in partial knee replacement procedures); Cardo Total Knee System, (used in total knee replacement procedures); Accin Hip System (used in total hip replacement procedures); Accin Bipolar Hip System (two-piece product used in femoral head replacement procedures); Accin Monopolar Hip System (one-piece product used in femoral head replacement procedures), Accin Lumbar Pedicle Screw/Rod System, and Accin Cervical Plate/Screw System.

We have a limited history of operations upon which you can evaluate our business, and our operating expenses are increasing. We have yet to demonstrate that we can generate ongoing sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability, if at all, are difficult to predict. Our lack of any significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. Even if we do achieve profitability as planned, we may not be able to sustain or increase profitability on an ongoing basis.

We acquired all of the ownership interests in an existing entity that may have undisclosed liabilities.

As a result of the exercise of the option with Accin Corporation, Cardo became the sole holder of all of the ownership interests in Accelerated. Under the terms of the Contribution Agreement, dated as of May 21, 2007, between Cardo and Accin, Accelerated Innovation assumed all of Accin's ongoing operations and all of Accin's disclosed and undisclosed liabilities. Cervical Xpand and Uni-Knee may have undisclosed liabilities as well. Our right to indemnity with respect to any undisclosed liabilities is limited, and, accordingly, any material undisclosed liabilities of Accin could have a material adverse effect on our business, financial condition and results of operations.

Cardo's acquisition of Accin's assets in May 2007 may make it difficult for you to evaluate our historical and future performance.

Cardo's acquisition of substantially all of the assets of Accin (through its ownership of Accelerated Innovation) may make it more difficult for you to evaluate and predict our future operating performance because our financial statements only reflect results of operations that include those assets for the period from May 21, 2007, the date Cardo acquired those assets, through June 30, 2008. Consequently, our historical results of operations and the pro forma financial information provided elsewhere in this report may not give you an accurate indication of how we, together with the business acquired from Accin, will perform in the future.

Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. These fluctuations also may affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

  our ability to increase sales of our products;

  our ability to develop, manufacture and market new products;

  results of clinical research and trials on our current or planned products;

  our ability to obtain regulatory approvals;

  legislative and reimbursement policy changes affecting the products we may offer or those of our competitors;

  the variability of the profit margins among the products we sell;

  our ability to expand and maintain an effective and dedicated sales force;

  pricing pressure from competitors applicable to our products;

  adverse third-party reimbursement outcomes;

  timing of new product launches, acquisitions, licenses or other significant events by us or our competitors;

  the ability of our manufacturers to timely provide us with an adequate supply of products and meet our quality requirements; and

  interruption in the manufacturing or distribution of our products.

For all the foregoing reasons, it will be difficult for us to forecast demand for our products with any degree of certainty. In addition, we will be increasing our operating expenses as we build our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors.

Risks Related to Our Intellectual Property and Potential Litigation

If we cannot adequately protect our patents and other intellectual property rights, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends on our ability to protect our proprietary rights to the technologies used in our products. We rely significantly on patent protection, as well as a combination of trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We also expect to pursue a policy of generally obtaining patent protection in both the United States and abroad for patentable subject matter in our proprietary devices and attempt to review third-party patents and patent applications to the extent they become known to develop an effective patent strategy, avoid infringing third-party patents, identify licensing opportunities and monitor the patent claims of others.

We have a number of U.S. and foreign patent applications pending in spine, hip and knee reconstructive surgery. Although we have filed these patent applications, we cannot assure you that any patents may issue or that, if they issue, these patents will adequately protect our rights or permit us to gain or keep any competitive advantage.

The U.S. Patent and Trademark Office, or USPTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We also could incur substantial costs in proceedings before the USPTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in any patents that may issue. Any U.S. and foreign patents that may be issued in the future could subsequently be successfully challenged by others and invalidated or rendered unenforceable, which could limit our ability to stop competitors from marketing and selling related products.

Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to our products. Although we have entered into confidentiality agreements and intellectual property assignment agreements with certain of our employees, consultants and advisors as one of the ways we seek to protect our intellectual property and other proprietary technology, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all. Since most of our pending patent applications are for the United States only, we lack a corresponding scope of patent protection in other countries. Thus, we may not be able to stop a competitor from marketing products in other countries that are similar to some of our products.

Changes to intellectual property laws may negatively impact our ability to protect our intellectual property.

There are numerous proposed changes to the patent laws and rules of the USPTO, which, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, proposed changes to the patent rules of the USPTO were scheduled to take effect on November 1, 2007, which would have limited significantly the right to pursue continuation applications. On October 31, 2007, a temporary injunction was granted in a lawsuit against the USPTO which served to stay the application of the proposed rules. On April 1, 2008, the court issued its ruling that the proposed patent rules were void, thus making the injunction permanent. If the ruling is successfully appealed, the proposed rules may take effect and may adversely impact our ability to prevent others from designing around our existing patents.

Moreover, Congress is considering several significant changes to the U.S. patent laws, including changing from a "first to invent" to a "first inventor to file" system, requiring that patent lawsuits be brought in the forum of the defendant, requiring the apportionment of patent damages, and creating a post-grant opposition process to challenge patents after they have issued.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import products or impair our competitive position. In addition, to the extent that a third party develops new technology that covers our products, we may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms, if at all. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third-party patent or circumvent the third-party patent, which would be costly and would require significant time and attention of our management. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. Our failure to obtain a license to any technology that we require could materially harm our business, financial condition and results of operations.

The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in diverting management's time and efforts, require us to pay damages, and/or prevent us from marketing our existing or future products.

The medical device market in which we primarily participate is in large part technology-driven. Physician customers move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of medical devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution generally are not determined until the conclusion of the proceedings and are frequently modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

Certain product categories, including pedicle screws, have been subject to significant patent litigation in recent years. Since we sell orthopedic and spinal devices, such as pedicle screws, knee replacement devices, and cervical plates, and we recently introduced our Accin pedicle screw system, any related litigation could harm our business.

We also may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time-consuming, and we cannot assure you that any lawsuit will be successful. In addition, we may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

Further, we intend to protect our proprietary technology, in part, through proprietary information and inventions agreements with employees, consultants and other parties. These agreements with some of our employees and consultants generally contain standard provisions requiring those individuals to assign to the employer, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by the employer, subject to customary exceptions. If any of our employees, consultants or others breach these agreements, or if these agreements are found to be unenforceable, competitors may learn of our trade secrets and proprietary information.

For the reasons indicated above, enforcing our intellectual property rights may be costly, difficult and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management's attention.

Patent infringement lawsuits brought against us could have a material adverse affect on our ability to develop and sell our products and to operate profitably.

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties' patents and proprietary rights, our products and methods may be covered by patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

A patent infringement suit brought against us or any strategic partners or licensees may force us or any strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party's intellectual property, unless that party grants us or any strategic partners or licensees rights to use its intellectual property. In those cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if we, any strategic partners or licensees were able to obtain rights to the third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

We may be subject to damages resulting from claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees and consultants were previously employed or engaged at universities or other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that these employees and consultants, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail to defend against these claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our products and processes, if these technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. In addition, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Some countries may require us to grant compulsory licenses to third parties. These licenses could be extended to include some of our products or potential product, which may limit our potential revenue opportunities.

Many jurisdictions, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products also is becoming increasingly popular in developing countries, either through direct legislation or international initiatives. These compulsory licenses could be extended to include some of our products or product candidates, which may limit our potential revenue opportunities.

Fluctuations in the cost and availability of insurance could adversely affect our profitability or our risk management profile.

We hold a number of insurance policies, including product liability insurance, errors and omissions insurance, directors' and officers' liability insurance, property insurance, general liability insurance, employee benefits liability and workers' compensation insurance. If the costs of maintaining adequate insurance coverage increases significantly at any time, our operating results could be materially adversely impacted. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

Potential future product liability claims and other litigation, including contract litigation, may adversely affect our business, reputation and ability to attract and retain customers.

Reconstructive and spine surgery involves a high risk of serious complications, including bleeding, nerve injury, paralysis and even death. As a result, we are exposed to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for surgery procedures. Many of these medical devices are designed to be implanted in the human body for long periods of time or indefinitely. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more products or a safety alert relating to one or more products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

In connection with Cardo's purchase of Accin's assets in May 2007 (through its ownership of Accelerated Innovation) and as a result of the Merger, we assumed the responsibility for any litigation or claims related to Accin's business, including product liability claims relating to products previously sold by Accin. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant.

Any product liability claim brought against us, with or without merit, could result in the increase of our insurance rates or the inability to secure coverage in the future. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves, which may harm our financial condition. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in diverting management's attention from managing our business.

Even if any product liability loss is covered by an insurance policy, these policies have substantial retentions or deductibles that provide that insurance proceeds are not recoverable until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. Paying retentions or deductibles for a significant amount of claims could have a material adverse effect on our business, financial condition and results of operations.

Further, it is possible that we may in the future be substantially self-insured with respect to general and product liability claims. As a result of economic factors currently impacting the insurance industry, meaningful product liability insurance coverage also may become unavailable due to its economically prohibitive cost. The absence of significant third-party insurance coverage increases potential exposure to unanticipated claims and adverse decisions. As a result, product liability claims, product recalls and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

Any claims relating to our making improper payments to physicians for consulting services, or other potential violations of regulations governing interactions between us and healthcare providers, could be time-consuming and costly.

Our relationship with surgeons, hospitals and the marketers of our products are subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretations, and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated. Certain states in which we market our products have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with surgeons, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration by an individual or entity in return for, or to induce:

  the referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare program; or

  purchasing, leasing, ordering or arranging for any service or product for which payment may be made by a government-sponsored healthcare program.

We must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, which also can be triggered by violations of federal anti-kickback laws; Healthcare Insurance Portability and Accountability Act of 1996, which protects the privacy of individually identifiable healthcare information; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections. In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved or off-label uses of their products.

Pursuant to FDA regulations, we can market our products only for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for those off-label uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. Although we believe our marketing, promotional materials and training programs for surgeons do not constitute promotion of unapproved uses of our products, if it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure and criminal penalty.

The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. We cannot assure you that federal or state regulatory authorities will not challenge or investigate our current or future activities under these laws. Any challenge or investigation could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, and whether or not they will be retroactive.

Risks Related to Ownership of Our Common Stock

Our common stock may be thinly traded.

There is a very minimal public market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock will likely be thinly traded compared to larger more widely known companies.

Trades of our common stock are conducted on the OTC Bulletin Board. We anticipate applying for listing of our common stock on the NYSE AMEX LLC (formerly the American Stock Exchange). We cannot ensure that we will be able to satisfy the listing standards of the NYSE Amex or that our common stock will be accepted for listing. Should we fail to satisfy the initial listing standards of the NYSE Amex, or our common stock is otherwise rejected for listing and remains listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to obtain accurate stock quotations and raise needed capital. Also, because major wire services generally do not publish press releases about these companies, it is also more difficult for them to obtain coverage for significant news and events.

In addition, the price at which our common stock may be sold is very unpredictable because there could be very few trades in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained at any time in the future. If our common stock is thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price.

We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.

The market price of our common stock since the Merger is highly volatile and subject to wide fluctuations in response to the following factors, many of which are generally beyond our control. These factors may include:

  volume and timing of orders for our products;

  the introduction of new products or product enhancements by us or our competitors;

  quarterly variations in our or our competitor's results of operations;

  announcements of technological or medical innovations for treating spine, knee and hip pathologies;

  our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

  changes in governmental regulations or in the status of our regulatory approvals, clearances or applications, including announcements of actions by the FDA or other regulatory agencies;

  changes in the availability of third-party reimbursement in the United States or other countries;

  the acquisition or divestiture of businesses, products, assets or technology;

  disputes, litigation or other developments with respect to intellectual property rights or other potential legal actions;

  changes in earnings estimates or recommendations by securities analysts; and

  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

We may become involved in securities class action litigation that could divert management's attention and harm its business.

The stock market in general and the stocks of medical device companies in particular have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then it may become involved in this type of litigation which would be expensive and divert management's attention and resources from managing the business.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the price of our common stock.

At this time, no securities analyst provides research coverage of our common stock. Further, securities analysts may never provide this coverage in the future. Rules mandated by the Sarbanes Oxley Act of 2002 and other restrictions led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may remain difficult for a company with a smaller market capitalization such as ours to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our actual and potential market price and trading volume.

The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our shares.

Because we acquired Cardo by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks to our investors may exist since, prior to the Merger, CKST was a publicly traded shell company and, as a result of the Merger, acquired an operating business through a reverse merger. Security analysts of major brokerage firms may not provide coverage for us. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about new public businesses, there are many people in the securities industry and business in general who view reverse merger transactions with public shell companies with suspicion. Without brokerage firm and analyst coverage, there may be fewer people aware of us and our business, resulting in fewer potential buyers of our securities, less liquidity and depressed stock prices for our investors.

Anti-takeover provisions in our charter documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our shareholders, which could affect our stock price adversely and prevent attempts by our shareholders to replace or remove our current management.

Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company or changes in our Board of Directors that our shareholders might consider favorable. Some of these provisions:

  impose limitations on our shareholders to call special shareholder meetings; and

  authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior shareholder approval, with rights senior to those of the common stock.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with shareholders owning 15% or more of our outstanding voting stock. These and other provisions in our Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including to delay or impede a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change in control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

Because our common stock may be a "penny stock," it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a "penny stock" if, among other things, the stock price is below $5.00 per share, we are not listed for trading on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange, or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker also must give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In addition, broker-dealers must provide customers that hold penny stock in their accounts with that broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

A significant number of shares will become eligible for future sale by our shareholders and the sale of those shares could adversely affect the stock price.

As of the closing of the Merger, approximately 992,963 shares of our common stock may be sold without restriction under the Securities Act of 1933, as amended, and approximately 202,000,000 shares of our common stock are not eligible for resale under the Securities Act without restriction, for a period of at least one year following the filing of this report.

Also, approximately 149,000,000, or 73.1%, of the outstanding shares of our common stock (included in the restricted shares indicated above) are subject to lockup agreements which limit sales for a two-year period. As a result, 43,444,619 of our outstanding shares which are not currently eligible for resale will become eligible for resale after one year after we file this report and an additional 148,638,024 of our outstanding shares will become eligible for resale after two years from the closing date of the Merger.

If our shareholders whose shares become eligible for resale do sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the legal and contractual restrictions on resale discussed in this filing lapse, the trading price of our common stock could decline.

Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our shareholders.

As of the closing of the Merger, our directors, executive officers, principal shareholders and affiliated entities beneficially owned, in the aggregate, approximately 64.5% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Our stock price could decline as a result of our failure to meet reporting and other regulatory requirements.

Our new management team will now be responsible for our operations and reporting. This will require outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We intend to hire additional staff to comply with additional Securities and Exchange Commission reporting requirements and compliance under the Sarbanes-Oxley Act. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a small public company also requires us to make forward-looking statements about future operating results and to provide some guidance to the public markets. The new management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, shareholder lawsuits or other litigation, sanctions or restrictions issued by the Securities and Exchange Commission or any stock market upon which our stock is traded.

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

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as internal control over financial reporting. As a result of an evaluation of our disclosure controls and procedures, we have identified material weaknesses in our internal control over financial reporting. Accordingly, we have concluded that we have material weaknesses in our disclosure controls and procedures. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, or GAAP. We have concluded that our controls are not effective because of the following deficiencies:

  We lack documentation of our processes and procedures for periodic financial reporting and other internal controls.

  We do not perform timely review of financial reporting.

  We do not maintain adequate qualified staff necessary to effectively apply the financial reporting process.

  We lack methods and practices necessary to adequately review and report on unusual transactions such as our recent reverse merger.

We have begun to, or are intending to take various measures to remediate our material weaknesses. Subsequent to December 31, 2008, we have documented our processes and procedures relating to financial reporting. During 2009, we will also begin documenting all of our processes in accordance with the requirements of Rule 404 of the Sarbanes Oxley Act. We have also hired a Controller and Accounting Manager and have engaged finance and accounting consultants to ensure that there are sufficient resources with the technical abilities to prepare our financial statements and disclosures. We have begun to assess various inventory tracking software, as well as an improved general ledger accounting system for all business units, which will establish mitigating controls to compensate for risks due to lack of segregation of duties. In addition, we are taking steps to unify the financial reporting of our consolidated subsidiaries, and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting. In connection with the above, we are currently seeking information technology resources that are adequately qualified to ensure that the information technology general computing controls are effective over our systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting. However, management may not be able to implement necessary improvements to internal control over financial reporting in an efficient and timely manner and may discover additional deficiencies and weaknesses in existing systems and controls, especially if the systems and controls are tested by an increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to computer systems could cause internal control weaknesses. Because the remedial actions require hiring additional personnel, upgrading our information technology systems and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

We intend to continue to evaluate and strengthen our internal controls over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal controls over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to comply with the reporting obligations imposed upon us by the Securities and Exchange Commission.

It may be difficult to design and implement effective internal control over financial reporting for combined operations as the company integrates the business created as a result of the Merger, and perhaps other acquired businesses in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of internal controls, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our share price.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new regulations promulgated by the Securities and Exchange Commission and rules promulgated by the NYSE Amex, the other national securities exchanges and the Nasdaq Stock Market. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If future operations or acquisitions are financed through issuing equity securities, shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We expect to issue additional equity securities pursuant to employee benefit plans. The issuance of shares of our common stock upon the exercise of options may result in dilution to our shareholders.

Our Certificate of Incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. The Board of Directors, without any action by our shareholders, may designate and issue shares in classes or series as the Board of Directors deems appropriate and establish the rights, preferences and privileges of those shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred)

will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Item 2. Properties

As of December 31, 2008, the Company leases its office facilities in Beverly Hills and Van Nuys, California (near Los Angeles) and Clifton, New Jersey (near New York City) under month to month operating leases.

Item 3. Legal Proceedings

We are not party to any legal proceedings, nor to the knowledge of our management is any such proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter ended December 31, 2008, the Company did not submit any matters to a vote of its security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CDOM.OB" The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2008 and 2007, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions. All information related to stock price and numbers of common stock are post-split, which reflect a reverse split with clickNsettle.com which occurred in March of 2008.

	High	Low
Fiscal Year 2007
First Quarter	$2.50	$0.52
Second Quarter	$1.20	$0.70
Third Quarter	$5.00	$0.75
Fourth Quarter	$6.20	$3.00

Fiscal Year 2008
First Quarter	$3.90	$1.60
Second Quarter	$2.25	$1.05
Third Quarter	$2.90	$1.10
Fourth Quarter	$1.90	$1.25

As of March 25, 2009, there were approximately 142 registered holders of record of the common stock. We believe that there are approximately 537 persons who hold our common stock in street name.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

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

The following discussion and analysis excludes the impact of clickNsettle.com, Inc. ("CKST")'s financial condition and results of operations prior to the Merger on August 29, 2008 because they were not material in relation to the financial information for any of the periods presented below.

All amounts, other than share amounts, are stated in thousands.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation of Cardo," except where the context otherwise requires, the term "we," "us," "our" or "Cardo" refers to the business of Cardo Medical, Inc.

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this Form 10-K.

Overview

Cardo Medical, Inc. is an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, Cardo intends to focus on the higher-growth sectors of the orthopedic industry, such as advanced minimally invasive instrumentation and bone-conserving high-performance implants. Cardo is focused on developing surgical devices that will enable surgeons to bridge the gap between soft tissue-driven sports medicine techniques and classical reconstructive surgical procedures. Cardo commercializes its reconstructive joint devices through its Cardo Orthopedics division and its spine devices through its Cardo Spine division. The Company launched and commenced sales of its first product in late 2006, which was a high-performance, uni-compartmental knee replacement. The Company commenced sales of its reconstructive products in 2007 and spine products in 2008.

On June 18, 2008, Cardo entered into a Merger Agreement and Plan of Reorganization with CKST and Cardo Acquisition, LLC, a California limited liability company and wholly-owned subsidiary of CKST. Upon the consummation of the transactions contemplated by the Merger Agreement, CKST acquired Cardo through a merger of Cardo with Cardo Acquisition, with Cardo continuing as the surviving entity in the Merger and a wholly-owned subsidiary of CKST. Pursuant to the Merger Agreement, all of the issued and outstanding units of Cardo's membership interests were converted into the right to receive shares of the common stock of CKST.

On or about the signing of the Merger Agreement, Frost Gamma Investments Trust and other investors invested $12.975 million in Cardo in exchange for units of Cardo's membership interests. Dr. Phillip Frost, Chairman and Chief Executive Officer of Opko Health, Inc., is the trustee and beneficiary of Frost Gamma Investments Trust. Cardo used approximately $9.7 million of the proceeds from these investments to close on the acquisition of the outstanding equity interests of three partially owned subsidiaries of Cardo (Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC), to repay an existing member loan (in the amount of $1.2 million) and for transaction expenses, and expects to use the remaining funds to accelerate its research and product development.

In addition, at the closing of the Merger, CKST had cash and cash equivalents of approximately $2.5 million plus accrued liabilities held in money market accounts and certificates of deposit as well as accrued liabilities of approximately $354 thousand.

We are headquartered in Los Angeles, California. In connection with the consummation of the Merger, CKST proposed to its shareholders an amendment to its Amended and Restated Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." CKST's trading symbol was "CKST.OB," which has changed to "CDOM.OB" in connection with the name change. Cardo Medical's common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board.

Critical Accounting Policies and Estimates

Those material accounting estimates that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below.

Our significant accounting estimates are more fully described in the notes to our consolidated financial statements. The policies discussed immediately below are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Impairment

Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. We account for the impairment and disposition of long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In accordance with SFAS No. 142, "Goodwill and Intangible Assets," goodwill is being assessed for impairment annually at our year end or more frequently if circumstances indicate impairment. The Company recognized $1,457 of impairment charges for the year ended December 31, 2008. During the fourth quarter, it was determined that the technology developed by Cervical would not be used, and instead Cardo would only sell the licensed spine product. Consequently, Cardo does not show any projected revenue being generated from this technology or reporting unit. As the reporting unit has no fair value, the entire goodwill of $1,457 related to Cervical has been written off.

Stock Based Awards

On August 28, 2008, the Company adopted SFAS 123(R) "Share-Based Payment," which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Results of Operations and Financial Condition for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007 (including the combined results of operations for Cardo and Accin)

The following are the consolidated results of operations for Cardo for the year ended December 31, 2008 compared to an unaudited pro forma presentation of Cardo and Accin Corporation, the company from which Cardo acquired its medical device business, for the year ended December 31, 2007, assuming they were combined at the beginning of the year in thousands.

(in thousands)
		Cardo
		April 6, 2007,		Pro Forma
	Cardo	Inception,	Accin	Combined
	Year Ended	Through	Five Months	Year Ended
	December 31,	December 31,	Ended	December 31,
	2008	2007	May 31, 2007	2007	$ Change	% Change
				(unaudited)

Net sales	$1,268	$643	$157	$800	$468	58.5%
Cost of sales	197	69	25	94	103	109.6%
Gross profit	1,071	574	132	706	365	51.7%
Research and development expenses	1,332	215	41	256	1,076	420.3%
Selling, general and administrative expenses	3,914	671	250	921	2,993	325.0%
Impairment charges	1,457	-	-	-	1,457	100.0%
Loss from operations	(5,632)	(312)	(159)	(471)	(5,161)	1095.8%
Income (expense), net	(20)	33	20	53	(73)	-137.7%
Loss before non-controlling interest	(5,652)	(279)	(139)	(418)	(5,234)	1252.2%
Non-controlling interest in loss (earnings) of subsidiaries	(148)	(8)	128	120	(268)	-223.3%
Net loss	$(5,800)	$(287)	$(11)	$(298)	$(5,502)	1846.3%

Revenues

Net sales for the year ended December 31, 2008 increased by $468, or 58.5%, as compared to 2007. Accin, the company from which Cardo acquired its medical device business, launched and commenced sales of its first product in December 2006, a high-performance, unicompartmental knee replacement product. As doctors became more familiar with our new product, they began using it more often. Total unicompartimental knee sales for 2008 amounted to $1,117, which represented an increase of $318 over 2007. In addition, during 2008, we began sales of our patellofemoral knee, hip and spine products, which contributed to an increase in sales of approximately $151 as compared to 2007.

Costs of Sales

Costs of sales for the year ended December 31, 2008 increased by $103, or 109.6%, as compared to the same period in 2007 primarily to due increased sales on the products mentioned above. Our gross profit percentage for 2008 was 84.5%, representing a decrease from the gross profit percentage of 88.3% in 2007. This decrease in gross profit percentage was primarily a result of a variation of sales mix during the year. During 2008, we began selling our patellofemoral knee, hip and spine products, which have lower gross margin percentages than do our knee products (75.5% for hip sales in and 72.2% for spine sales). This decreased our overall gross profit percentage, as virtually all sales during 2007 were knee products.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2008 increased by $1,076, or 420.3%, from the same period in 2007. The increase was primarily due to $938 of in-process research and development expenses acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008. In addition, we increased prototype expenses in 2008 for production of our hip replacement prototypes. There were no expenditures for these items in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2008 increased by $2,993, or 325.0%, as compared to the same period in 2007. During 2008, we incurred $978 in selling, general and administrative expenses relating primarily to legal and accounting fees associated with the reverse merger transaction with CKST which occurred on August 29, 2008, which we did not incur in 2007. We also incurred salary and payroll related expenses of $1,185 relating to additional employees hired in 2008. In addition, we incurred increased depreciation expense of $185 in 2008 as a result of increased capital expenditures for instrumentation and other equipment necessary to support our growth. We also incurred increased amortization expense of $376 in 2008 as a result of intangible assets acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008, as well as amortization of capitalized license fees.

Impairment Expenses

In 2008, we recognized $1,457 in goodwill impairment for the Cervical Xpand LLC purchase. There were no impairment charges in 2007.

Interest Income (Expense)

Net interest expense for the year ended December 31, 2008 amounted to $20, which consisted of interest expense of $48 relating to a note payable of $1,200 issued in February 2008 and repaid in July 2008, offset by interest income of $28. During 2007, our interest income amounted to $53. We had no interest expense in 2007, as we had no outstanding debt.

Liquidity and Capital Resources

Net cash used in operating activities was $2,696 for the year ended December 31, 2008 in contrast to $581 for April 6, 2007, inception, through December 31, 2007. The main uses of cash included expenses in connection with the reverse merger transaction, research and development costs and salaries.

Net cash used by investing activities was $1,836 for the year ended December 31, 2008 in contrast to an increase of cash from investing activities of $235 for April 6, 2007, inception, through December 31, 2007. The cash used by investment activities during the year ended December 31, 2008 primarily was attributable to the purchase of Cervical, Uni, Accerated Innovation and the reverse merger with CKST, as well as purchases of instrumentation and other equipment of $515.

Our net cash provided by financing activities was $6,723 for the year ended December 31, 2008 in contrast to $1,250 for April 6, 2007, inception, through December 31, 2007. The cash provided by financing activities in 2008 consisted of the proceeds from a capital contribution in 2008, the proceeds of which were used to acquire the remaining minority interests of Cervical, Uni and Accelerated Innovation.

In February 2008, Cardo borrowed $1,200 from the trustee of a member of Cardo to partially finance the acquisition of the minority interests of Cervical Xpand and Uni-Knee for an aggregate purchase price of $3,487. This $1,200 note payable was repaid in July 2008.

On June 19, 2008, simultaneously with the signing of the Merger Agreement, Frost Gamma Investments Trust and other investors invested $9,500 in Cardo in exchange for units of Cardo's membership interests. Dr. Phillip Frost, Chairman and Chief Executive Officer of Opko Health, Inc., is the trustee and beneficiary of Frost Gamma Investments Trust. Certain other investors invested an additional $3,475 in Cardo before the consummation of the Merger. Proceeds from these investments were used to close on the acquisition of the outstanding equity interests of Accelerated, Cervical Xpand and Uni-Knee, and to enable Cardo to accelerate its research and product development. Following the acquisitions, Cardo directly owns 100% of the equity interests of Accelerated Innovation, Cervical Xpand and Uni-Knee, as described above. Of these investment amounts, $1,600 remains available for use by us to accelerate our research and product development. To achieve our growth objectives, we are considering different strategies, including growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

Over the next 12 months, we intend to use our capital to accelerate our research and product development, to add sales and financing personnel, to increase in-house vendor-related operations, to increase our inventory levels and for working capital.

At March 27, 2009, we have $1,600 in cash which is not projected to meet all of our working capital needs for the next twelve months. The fact that the Company sustained losses in 2008 and still requires outside sources of additional capital to sustain operations has created an uncertainty about the Company's ability to continue as a going concern.

Management intends to use borrowings and securities sales to mitigate the effects of our use of that cash. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff.

Subsequent Events

On March 10, 2009, Cardo Medical Inc, entered into a sublease for 2,993 square feet of office space in Beverly Hills, CA. Monthly rent starts on April 1, 2009.

Future minimum payments for our operating lease are as follows:

(In thousands)	Year Ended
December 31,
2009	$ 108
2010	84
$ 192

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

We had no contractual lease obligations at December 31, 2008.

Forward Looking Statements-Safe Harbor

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider are included in Item 1A, Risk Factors.

Item 8. Financial Statements and Supplementary Data

Cardo Medical, Inc.

For the Years Ended December 31, 2008 and 2007

Documents filed as part of this annual report on Form 10-K:

Report of Independent Registered Accounting Firm for the years ended December 31, 2008 and 2007

Financial Statements

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008 and 2007

Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Cardo Medical, Inc.
Beverly Hills, CA

We have audited the accompanying consolidated balance sheets of Cardo Medical, Inc. (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2008 and April 6, 2007, inception, through December 31, 2007. These financial statements are the responsibility of the management of Cardo Medical, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardo Medical, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the year ended December 31, 2008 and April 6, 2007, inception, through December 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations, negative cash flows from operations, an accumulated stockholders' deficit and limited cash to fund future operations. These matters, among others, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. These financial statements do not included any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
March 31, 2008

CARDO MEDICAL, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$3,095	$904
Accounts receivable	186	208
Inventories	942	437
Prepaid expenses and other current assets	107	107
Total current assets	4,330	1,656

Property and equipment, net	716	387
Goodwill	1,233	-
Other intangible assets, net	5,003	-
Other assets, net	192	112
Total assets	$11,474	$2,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$777	$233
Total liabilities	777	233

Non-controlling interest	-	634

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized, 203,360,271 and 133,440,954 issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	203	133
Additional paid-in capital	16,631	1,442
Note receivable from stockholder	(50)	-
Accumulated deficit	(6,087)	(287)
Total stockholders' equity	10,697	1,288
Total liabilities, non-controlling interest and stockholders' equity	$11,474	$2,155

See accompanying notes, which are an integral part of these consolidated financial statements

CARDO MEDICAL, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)
		April 6, 2007,
		Inception,
	Year Ended	Through
	December 31,	December 31,
	2008	2007

Net sales	$1,268	$643
Cost of sales	197	69
Gross profit	1,071	574
Research and development expenses	1,332	215
Selling, general and administrative expenses	3,914	671
Impairment charges	1,457	-
Loss from operations	(5,632)	(312)
Interest income (expense), net	(20)	33
Loss before non-controlling interest	(5,652)	(279)
Non-controlling interest in loss (earnings) of subsidiaries	(148)	(8)
Loss before tax provision	(5,800)	(287)
Provision for income taxes	-	-
Net loss	$(5,800)	$(287)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.03)	(0.00)

Weighted average shares outstanding:
Basic and Diluted	168,762,052	133,440,954

See accompanying notes, which are an integral part of these consolidated financial statements

CARDO MEDICAL, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
NON-CONTROLLING INTEREST
FOR THE PERIOD APRIL 6, 2007, INCEPTION, THROUGH
DECEMBER 31, 2007, AND FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

(in thousands, except share amounts)
	Common Stock		Additional Paid-in	Note Receivable	Accumulated	Non-controlling	Total Stockholders' Equity and
	Shares	Amount	Capital	From Stockholder	Deficit	Interest	Non-controlling Interest

Balance at April 6, 2007, inception	-	$-	$-	$-	$-	$-	$-

Capital contribution	133,440,954	133	4,867				5,000
Contribution of net assets of Accin			325			626	951
Distribution to Accin Corporation shareholders			(3,750)				(3,750)
Net loss					(287)	8	(279)

Balance at December 31, 2007	133,440,954	133	1,442	-	(287)	634	1,922

Capital contribution	58,641,744	59	12,915	(900)			12,074
Reverse merger transaction	11,277,573	11	2,231				2,242
Collection of note receivable				850			850
Acquisition of non-controlling interest of Uni						(15)	(15)
Acquisition of non-controlling interest of Cervical						20	20
Acquisition of non-controlling interest of Accelerated						(787)	(787)
Stock option compensation			43				43
Net loss					(5,800)	148	(5,652)
Balance at December 31, 2008	203,360,271	$203	$16,631	$(50)	$(6,087)	$-	$10,697

See accompanying notes, which are an integral part of these consolidate financial statements

CARDO MEDICAL, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

		April 6, 2007,
	Fiscal Year	Inception,
	Ended	Through
	December 31,	December 31,
	2008	2007

Operating activities:
Net loss	$(5,800)	$(287)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	185	48
Amortization	376	13
Impairment charges	1,457	-
Non-controlling interest in earnings (loss) of subsidiaries	148	8
Stock option compensation	43	-
Acquisition of in-process research and development	938	-
Effect of changes in:
Accounts receivable	22	(180)
Inventories	(505)	(241)
Prepaid expenses and other current assets	9	(84)
Accounts payable and accrued expenses	431	142
Net cash used in operating activities	(2,696)	(581)

Investing activities:
Purchase of property and equipment	(515)	(251)
Cash acquired from Accin transaction	-	611
Proceeds from reverse merger transaction with Clicknsettle.com, Inc.	2,245	-
Payments made to acquire minority interest of subsidiaries	(3,487)	-
Increase in other assets	(79)	(125)
Net cash provided by (used in) investing activities	(1,836)	235

Financing activities:
Capital contribution	12,924	5,000
Distribution to Accin Corporation shareholders	(6,201)	(3,750)
Proceeds from notes payable	1,200	-
Payments of notes payable	(1,200)	-
Net cash provided by financing activities	6,723	1,250
Net increase (decrease) in cash	2,191	904
Cash, beginning of period	904	-
Cash, end of period	$3,095	$904

Supplemental disclosure of cash flow information:
Interest paid	$48	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Capital contributions through note receivable from members	$50	$-

See accompanying notes, which are an integral part of these consolidated financial statements

CARDO MEDICAL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardo, Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation. The non-controlling and minority interests in these companies is represented by a single balance in the consolidated balance sheets. As of December 31, 2007, the total non-controlling interest balance of $634 was comprised of $77 for minority interest in Uni, ($43) in Cervical and $600 in Accelerated. As of December 31, 2008, the non-controlling interest balance amounted to $0, as the Company by then had acquired the minority interests in Uni and Cervical and the non-controlling interest in Accelerated (see Note 8).

For the period from August 29, 2008 to December 31, 2008, the consolidated financial statements also include the accounts of clickNsettle.com, Inc. ("CKST"), with whom the company completed a reverse takeover on that date (see Note 8).

Management's Plan

As reflected in the accompanying financial statements, the Company has losses from operations and negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. As more fully described in Note 9, the Company has been able to raise money in the form of a private placement of its securities. Notwithstanding success in raising this type of financing, there continues to be substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management's plan regarding these matters includes raising additional funds in the form of a private placement of its securities during the second quarter of 2009.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred tax assets and the allocation of the purchase price paid for the minority interests in Uni, Cervical and Accelerated. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. At December 31, 2008 and 2007, the Company's deposits in excess of the federally insured limit were $2,700 and $600, respectively. The Company has not experienced any losses related to this concentration of risk.

Accounts Receivable

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance. The Company does not require collateral for trade accounts receivable and has not experienced any write-offs. Management believes that all accounts receivable as of December 31, 2008 and 2007 are collectable.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items currently in production. Finished goods are completed knee, spine and hip replacement products ready for sales to customers. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. The Company did not have any inventory considered by management to be excess or obsolete as of December 31, 2008 or in 2007.

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

Other Assets

In September 2007, the Company entered into an agreement with a manufacturer to market and distribute their uni-polar and mono-polar hip products. As part of this agreement, the manufacturer granted non-exclusive licenses to the Company to use certain information and improvements so that the Company may obtain regulatory approval for the products that are the subject of the agreements, and in connection with the Company's commercialization of those products. The total costs capitalized as of December 31, 2008 and December 31, 2007 amounted to $255 and $125, respectively. The amounts are being amortized using the straight-line method over a period of five years, which represents the contractual life of the agreement. Amortization of the license fees were $50 for the fiscal year ended December 31, 2008. In 2007 amortization commenced in September 2007 and amounted to $13 for the period of inception through December 31, 2007. Future amortization of the license fee will be $50 for each of the years ended December 31, 2009 through 2011 and $42 for the year ended December 31, 2012.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Intangible Assets," goodwill is assessed for impairment annually at our year end or more frequently if circumstances indicate impairment. The Company recognized $1,457 of impairment charges for the year ended December 31, 2008. There is no projected revenue for the internally-developed spine product reporting unit. Accordingly, the Company performed a valuation of the goodwill related to that reporting unit. We used the discounted cash flow method by which it was determined that the goodwill no longer had any value. So at December 31, 2008 the entire goodwill related to Cervical has been written off.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. For the note payable, the carrying amount approximates its fair value due to its short maturity and interest rate commensurate with the interest rate the Company could get in the open market.

Share-Based Payment

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions.

Fiscal Year
Ended
December 31,
2008

Expected life in years	7.5
Stock price volatility	46.7%
Risk free interest rate	3.5%
Expected dividends	None
Forfeiture rate	7.5%

The assumptions used in the Black-Scholes models referred to above are based upon the following data: (1) The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees' expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option is based upon the Dow Jones index of small cap medical device companies as well as an index of similarly situated public companies. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

Shipping and Handling Costs

The Company delivers its products to the customers. The related costs are considered necessary to complete the revenue cycle. Therefore, the Company records these costs as a component of the cost of goods sold.

Advertising Costs

The Company did not incur any advertising costs during the year ended December 31, 2008 or the period of April 6, 2007, inception, through December 31, 2007.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new product lines and technology. These costs are primarily payroll and payroll related expenses and various sample parts. Research and development costs are expensed as incurred.

In connection with the acquisition of the minority interest of Accelerated , the Company acquired in-process research and development costs valued at $938, which are reflected as research and development expenses for the twelve months ended December 31, 2008.

Income Taxes

Prior to June 17, 2008, Cardo and its subsidiaries were flow-through entities from an income tax standpoint. Income generated in these entities was not taxed at the entity level, but rather, the income passed directly through to the owners' individual income tax returns. As a result, there is no provision for income tax for any period prior to this date.

On June 17, 2008, Cardo made an election with the Internal Revenue Service to be taxed as a corporation, meaning that any taxable income generated by Cardo and subsidiaries will be taxed at the Cardo level.

As a result, on June 17, 2008, the Company adopted the guidelines specified in SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

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

On August 29, 2008, in connection with the reverse takeover of CKST, Cardo adopted CKST as the taxpaying entity.

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

For the year ended December 31, 2008, 2,398,400 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were no potentially dilutive shares excluded for any period in 2007.

Other Comprehensive Income

The Company has no other comprehensive income.

Concentrations and Other Risks

As of December 31, 2008, the Company had five customers that accounted for 23.1%, 16.4%, 15.4%, 12.1% and 10.5% of its accounts receivable. The Company had three customers that comprised 44.3%, 11.9% and 11.3% of the Company's net sales for the year ended December 31, 2008.

As of December 31, 2007, the Company had five customers that accounted for 39.3%, 14.5%, 11.5%, 11.2% and 10.9% of its accounts receivable. The Company had three customers that comprised 43.3%, 26.8% and 14.3% of the Company's net sales for the period of April 6, 2007, inception, through December 31, 2007.

Recent Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board ("FASB") change periodically. Changes in such standards may have an impact on the Company's future financial position. The following are a summary of recent accounting developments.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning January 29, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-

controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company's financial statements will depend on the nature and extent of the Company's future acquisition activities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of the entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have any significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS-158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The adoption of SFAS No. 158 did not have any significant impact on the Company's financial statements.

In April 2008, the Financial Accounting Standards Board, or FASB issued FASB Staff Position ("FSP") No. FAS 142-3 "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations" and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP beginning January 1, 2009 and it is not believed that this will have an impact on the Company's financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No. 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer's option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. The Company will adopt this FSP beginning January 1, 2009 and it is not believed that this will have an impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. INVENTORY

The Company's inventory consisted of the following as of December 31, 2008 and 2007.

(In thousands)	December 31,	December 31,
	2008	2007

Work in process	$161	$43
Finished goods	781	394
	$942	$437

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2008 and 2007.

(In thousands)	December 31,	December 31,
	2008	2007
Instrumentation	$832	$362
Computer equipment	115	71
Furniture and fixtures	2	2

Sub Total	949	435

Less: accumulated depreciation	(233)	(48)

Total	$716	$387

Depreciation expense for the year ended December 31, 2008 amounted to $185. Depreciation expense for the period from April 6, 2007, inception, through December 31, 2007 amounted to $48. Depreciation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2008 and 2007.

(In thousands)	December 31,	December 31,
	2008	2007
Accounts payable	$348	$233
Accrued legal expenses	136	-
Accrued accounting fees	75	-
Accrued payroll	25	-
Accrued commissions	34	-
Accrued vacation	42	-
Other accrued expenses	117	-
	$777	$233

5. INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2008.

(In Thousands)
		Accumulated	Net Book
	Cost	Amortization	Value
Royalty Agreement	$ 2,034	$ 102	$ 1,933
Customer Contracts	294	73	220
Complete Technology	3,000	150	2,850
Total	$ 5,328	$ 325	$ 5,003

They royalty agreement and complete technology are being amortized on a straight line basis over a ten year life. The customer contracts are being amortized over a two year life. The useful lives of these assets are estimated based on their planned use and revenue forecasts for the products related to each intangible asset.

Amortization expense related to the intangible assets was $325 in 2008. Future amortization expense for these assets is as follows.

(In thousands)	Year Ended
December 31,
2009	$ 650
2010	576
2011	503
2012	503
2013	503
Thereafter	2,268

$ 5,003

6. NOTES PAYABLE

On February 6, 2008, the Company borrowed $1,200 from the trustee of a member (that is a trust) to make a down payment on the purchase price for the minority interests in Uni and Cervical. The note accrued interest at 10% per annum and was due in full, along with any accrued interest, on July 6, 2008. The note was collateralized by all assets of the Company and is personally guaranteed by the majority member of the Company.

In July 2008, the entire principal balance of $1,200 was repaid, along with all accrued interest amounting to $48.

 7. ACCIN TRANSACTION

On April 6, 2007, Cardo was organized by a group of investors who made an initial capital contribution amounting to an aggregate of $5,000. On May 21, 2007, (1) Cardo contributed $3,750 to Accelerated and (2) Accin, a related party company through a common owner, contributed all of its net business assets, with a net book value of $867, to Accelerated. In exchange for this contribution, Cardo received 37.5% of the ownership interests in Accelerated and Accin received the remaining 62.5% of the ownership interests.

Concurrent with the above transaction, on May 21, 2007, the $3,750 contributed by Cardo was distributed by Accelerated to Accin. In this transaction, Cardo received a one-year option to purchase the remaining 62.5% of the ownership interests in Accelerated held by Accin for $6,250,000 (see Note 8).

Upon analysis of the Accin contribution, and by applying the precepts found in Emerging Issues Task Force ("EITF") Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," it was determined that the net assets constituted a business. This was based on the inputs, outputs, customer base and processes of the operation.

Therefore, it was determined that the transaction was a business combination subject to the guidance of SFAS No. 141, "Business Combinations." Under that guidance, since Cardo obtained control of the operations despite not having majority ownership, Cardo was the acquirer for accounting purposes. Accordingly, the transaction was recorded as a purchase, and the accounts of Accelerated were consolidated with those of Cardo.

However, since the assets contributed by Accin were in exchange for ownership interests in Accelerated, in accordance with Staff Accounting Bulletin Topic 5, the assets were recorded on the books of Accelerated at Accin's historical cost basis.

Following is an unaudited pro forma presentation of Cardo and Accin assuming they were combined at the beginning of 2007.

	Cardo
	April 6, 2007,		Pro Forma
	Inception,	Accin	Combined
	Through	Five Months	Year Ended
	December 31,	Ended	December 31,
	2007	May 31, 2007	2007
(In thousands)			(unaudited)

Net sales	$643	$157	$800
Cost of sales	69	25	94
Gross profit	574	132	706
Research and development expenses	215	41	256
Selling, general and administrative expenses	671	250	921
Impairment expenses	-	-	-
Loss from operations	(312)	(159)	(471)
Interest income, net	33	20	53
Loss before non-controlling interest	(279)	(139)	(418)
Non-controlling interest in loss (earnings) of subsidiaries	(8)	128	120
Net loss	$(287)	$(11)	$(298)

8. ACQUISITION OF NON-CONTROLLING INTERESTS

On February 7, 2008, the Company entered into Membership Interest Purchase Agreements (the "Agreements") pursuant to which it agreed to purchase the minority interests in Uni and Cervical subject to certain conditions prior to closing. Together with the execution of the Agreements, Cardo made deposits to the minority interest holders of Uni and Cervical in the aggregate amount of $1,160. On June 23, 2008, the Company paid an additional $2,326 to the minority interest holders of Uni and Cervical to close the acquisition. As a result, the Company became the 100% owner of all interests in Uni and Cervical.

On June 19, 2008, the Company exercised its option to acquire the non-controlling interest in Accelerated for $6,250. Of this amount, $6,150 was paid to Accin as of June 30, 2008, and $100 was held for payment of acquisition costs, with any amounts left over due to the minority interest holders.

The Company's acquisition of the Uni, Cervical and Accelerated minority interest have been accounted for using the purchase accounting method. The financial statements reflect the allocation of the purchase price to the net assets acquired based on their estimated fair values as of the acquisition date. The Company's allocation of purchase price is as follows.

(In thousands)
	Uni	Cervical	Accelerated	Total
Estimated fair value of tangible net assets acquired	$15	$(19)	$786	$782

In-process research and development	-	-	938	938
Other intangible assets	2,034	-	3,293	5,327
Goodwill	-	1,457	1,233	2,690
Total purchase price	$2,049	$1,438	$6,250	$9,737

The amounts allocated to in-process research and development for Accelerated have been recorded as research and development expenses in the consolidated statement of operations during the year ended December 31, 2008. In addition, the goodwill associated with the purchase of Cervical was deemed to be impaired and consequently written off during the year ended December 31, 2008.

9. SHAREHOLDER EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2008 we did not have any preferred stock issued.

On June 18, 2008, Cardo entered into a Unit Purchase Agreement with certain investors, pursuant to which the investors invested $9,500 in Cardo in exchange for units of membership interests in Cardo. After the execution of the Unit Purchase Agreement, Cardo completed a private placement of units of membership interests in Cardo to certain other investors, resulting in an additional investment of $3,475. The total capital raised from these sources was $12,974.

10. REVERSE MERGER

On August 29, 2008 Cardo completed a reverse takeover of CKST, a publicly traded company. Under the terms of the Merger Agreement, at the closing of the Merger, each Cardo unit issued and outstanding was converted into and exchanged for the right to receive 667,204.70995 shares of common stock of CKST. All options to buy units of Cardo were also converted into and exchanged for options to purchase shares of CKST at the same exchange rate as the shares.

Accordingly, all current and historic share and option quantities in the accompanying financial statements and notes thereto have been presented at the new higher share count, after conversion.

As a result of the Merger, CKST's shareholders and option holders own approximately 5.5% of the combined company on a fully diluted basis (or 11,298,979 shares of common stock outstanding and options); the members of Cardo, excluding the new investors who participated in the private placement in June 2008 (see Note 9), own approximately 64.5% of the combined company on a fully diluted basis (or 133,440,942 shares of common stock), the new investors own approximately 28.5% of the combined company on a fully diluted basis (or 58,641,701 shares of common stock), and option holders of Cardo have rights to own approximately 1.2% of the combined company on a fully diluted basis (or 2,398,400 shares of common stock underlying those options).

11. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year ended
December 31,
2008

Statutory federal income tax rate	34%
State taxes, net of federal benefit	6%
Other	-1%
Change in valuation allowance	-39%
0%

Significant components of deferred tax assets and (liabilities) are as follows:

Net operating loss carryforwards	$ 706
State Taxes	(167)
Goodwill	624
Acquired in-process research and development	402
Depreciation and amortization	(102)
Non-qualified stock options	21
Other	24
Total, net	1,508
Valuation allowance	(1,508)
Deferred tax assets, net	$ -

The Company files income tax returns in the U.S. Federal and California and New Jersey State jurisdictions. The Company is subject to U.S. Federal, State and local income tax examinations by tax authorities since becoming a taxpayer in 2008. To date, the Company has not filed any tax returns as a non-flow through taxpaying entity.

At December 31, 2008, the Company has Federal and State net operating loss carryforwards available to offset future taxable income of approximately $1,700 and $1,700 respectively. These carryforwards will begin to expire in the years ending December 31, 2023 and December 31, 2018, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382.

We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors.

At December 31, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was not more likely than not that our deferred tax assets would be realized and have a $1,508 valuation allowance associated with our net deferred tax assets.

As a result of the implementation of FIN 48, the Company performed an analysis of its previous years' tax returns and its current year tax provision and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2008.

Future changes in any unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of general and administrative expense in its Statements of Operations. There is no accrued interest or penalties as of December 31, 2008.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdictions	Open Years

Federal	2006-2008
States	2006-2008

As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

12. SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. On the same day, Cardo completed the reverse merger transaction described above (see Note 8), in which the options converted to shares in clickNsettle.com, Inc.

In accordance with SFAS No. 123(R), the Company has conducted an analysis of the fair value of the options immediately prior to the reverse merger, and immediately after the reverse merger and has concluded that there is no change in value as a result of the reverse merger. Therefore, no additional compensation cost will be recognized related to the reverse merger.

Furthermore, as described in Note 8 above, all share quantities in these financial statements have been cast to reflect the impact of the reverse merger. Therefore, the following disclosure uses those figures after the reverse merger.

The options granted give the grantees the right to purchase up to 2,398,400 shares of its common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300, which will be reflected as an operating expense over the vesting period of the options.

The total expense recognized for the year ended December 31, 2008 in the accompanying consolidated statements of operations amounted to $43.

A summary of option activity as of December 31, 2008, and changes during the year then ended is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2007	-	$-	-	$-
Granted	2,398,400	0.23	9.67	2,926
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	2,398,400	0.23	9.67	2,926

Vested and expected to vest
at December 31, 2008	2,218,520	0.23	9.67	2,707

Exercisable at December 31, 2008	-	0.23	9.67	-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

A summary of the status of the Company's unvested options as of December 31, 2008 and changes during the fiscal year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair value

Unvested at December 31, 2007	-	-
Granted	2,398,400	0.13
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2008	2,398,400	0.13

As of December 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $257, which is expected to be recognized over a weighted average period of approximately 5 years.

The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 2008:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$ 0.23	2,398,400	9.67	$ 0.23	-	$ -

13. RELATED PARTY TRANSACTIONS

For the period of April 6, 2007, inception, through December 31, 2007, the Company paid $50 to a shareholder for consulting services provided. The Company paid $0 to the shareholder for consulting services for the year ended December 31, 2008.

On May 21, 2007, the Company entered into a transaction in which Cardo received a 37.5% ownership interest in Accelerated and Accin, a related party company through a common owner, received a 62.5% ownership interest in Accelerated and a $3,750 cash distribution.

14. COMMITMENTS AND CONTINGENCIES

Employee Agreements

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

The private placement was consummated on June 18, 2008. As a result, the Company had a potential commitment to issue the employee member interests with an estimated fair value of $562,500.

On September 5, 2008, the Company and the employee agreed that the February 25, 2008 offer letter was void and of no effect, and entered into a new letter agreement with the employee granting him options to purchase membership interests in the Company.

On May 21, 2007, in connection with the contribution of all the business assets of Accin to Accelerated, the Company took assignment of an employment agreement with a key employee, who is also a related party. The term of the agreement was from June 1, 2005 through May 30, 2008, with automatic renewal for successive one-year periods, and had a specified salary of $52,000 per year and a severance clause. On June 6, 2008, the employment agreement was amended to remove certain references to the predecessor company and its shareholder agreement. On September 8, 2008, the entire agreement was terminated, effective June 23, 2008.

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

That Put Option was initially valued at $284, and it was recorded as a liability on the books of Cardo.

On August 29, 2008, Cardo completed the merger pursuant to the terms of the Merger Agreement. As a result, the Put Option was cancelled and the amount originally recorded as a liability was reclassified to equity.

Operating Leases

The Company leases its office facilities in Beverly Hills and Van Nuys, California (near Los Angeles) and Clifton, New Jersey (near New York City) under month to month operating leases. Total rent expense for the period from April 6, 2007, inception, through December 31, 2007, and the year ended December 31, 2008 amounted to $23 and $74, respectively.

15. SEGMENT INFORMATION

Our businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to the Company's unicompartmental knee, patello-femoral products, the total knee and hip products. The Spine Division segment is comprised of the spinal lumbar fusion system and cervical plate and screw systems.

The division into these reportable segments is based on the nature of the products offered. Management evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. Due to the distinct nature of the products in the Company's Reconstructive Division, and the fact that it has a more developed market for its products, it is considered by management as a separate segment. The Company's Spine Division is still in the process of developing the market and obtaining instrumentation necessary to sell the products in greater quantities. As a result of the unique characteristics of this product line, the Spine Division is considered by management as a separate segment. The accounting policies of the reportable segments are the same as those described in Note 1.

As of December 31, 2008, the Company's Reconstructive Division includes $1,233 of goodwill and $5,003 in other intangible assets relating to the Company's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment (in thousands).

	Reconstructive	Spine
(In thousands)	Division	Division	Corporate	Total

Year Ended December 31, 2008
Net sales	$1,188	$80	$-	$1,268
Total cost of sales and operating expenses	692	26	6,330	7,048
Interest expense, net	-	-	(20)	(20)
Net income (loss)	$496	$54	$(6,350)	$(5,800)

Depreciation and amortization	$536	$4	$21	$561
Property and equipment acquisitions	$468	$2	$45	$515
Goodwill	$1,233	$-	$-	$1,233
Total assets	$8,117	$65	$3,292	$11,474

Year Ended December 31, 2007
Net sales	$643	$-	$-	$643
Total cost of sales and operating expenses	123	-	840	963
Interest income, net	-	-	33	33
Net income (loss)	$520	$-	$(807)	$(287)

Depreciation and amortization	$54	$-	$7	$61
Property and equipment acquisitions	$168	$11	$72	$251
Total assets	$1,066	$11	$1,078	$2,155

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

16. SUBSEQUENT EVENTS

On March 10, 2009, Cardo Medical Inc, entered into a sublease for 2,993 square feet of office space in Beverly Hills, CA. Monthly rent starts on April 1, 2009.

Future minimum payments for our operating lease are as follows:

(In thousands)	Year Ended
December 31,
2009	$ 108
2010	84
$ 192

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 24, 2008, we dismissed Pender Newkirk & Company LLP ("Pender") as our independent registered public accounting firm. Concurrent with this action on the same date, our audit committee appointed Stonefield Josephson, Inc. ("Stonefield") as our new independent registered public accounting firm. The decision to change accountants was approved by the audit committee and ratified by the Board of Directors.

The audit report of Pender on the financial statements of clickNsettle.com, Inc. as of and for the year ended June 30, 2008, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from October 3, 2007, the date we hired Pender, to the end of the most recent fiscal year on June 30, 2008 and from July 1, 2008 to the date of our dismissal of Pender, there have been no disagreements with Pender on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Pender's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the same period, there have been no reportable events, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

We provided Pender with a copy of the foregoing disclosures. A copy of a letter from Pender to the Securities and Exchange Commission, dated October 24, 2008, was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on October 29, 2008. During the two most recent fiscal years, and the subsequent interim period prior to engaging Stonefield, neither the Company nor anyone on its behalf consulted Stonefield regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Stonefield that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

CONTROLS AND PROCEDURES

Item 9A(T). Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon their evaluation, and as a result of the material weakness in internal control over financial reporting as discussed below, they concluded that our disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Cardo Medical, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's chief executive and chief financial officer and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of our assessment, management identified material weaknesses in internal control over financial reporting related to (1) our process for periodic financial reporting, including documentation of procedures and timely review of reports, (2) adequate qualified staff necessary to effectively apply the process, and (3) methods and practices employed to report unusual transactions such as our reverse merger. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2008. Our management has discussed the material weakness described above with our audit committee.

In an effort to remediate the identified material weaknesses, we have documented our process and procedures governing our internal reporting. We also plan to implement further changes to our internal control over financial reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information

On August 27, 2008, the managers of Cardo Medical, Inc granted Derrick Romine, Chief Financial Officer of the Company, an option to purchase .704431 units with an exercise price per unit of $147,625.00. The vesting schedule provides that twenty percent (20%) of the option will vest upon the first anniversary of the date of grant and an additional twenty (20%) will vest upon each anniversary of the date of grant thereafter. The option and the rights to purchase the units covered by the option will expire on the close of business on the tenth anniversary of the date of grant.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information, as of December 31, 2008, concerning the individuals named below, including their ages and their positions as of March 27, 2009):

Name	Age	Position
Andrew A. Brooks, M.D.	47	Chairman of the Board and Chief Executive Officer
Mikhail Kvitnitsky	44	President, Chief Operating Officer and Director
Derrick Romine	40	Chief Financial Officer and Secretary
Joseph Loggia	49	Director
Thomas H. Morgan	56	Director
Ronald N. Richards, Esq.	41	Director
Steven D. Rubin	48	Director
Subbarao Uppaluri, Ph.D.	59	Director

Note - our Directors serve a term of one year.

Business Experience of Directors and Executive Officers During the Past Five Years

Andrew A. Brooks, M.D. Dr. Brooks serves as our Chairman of the Board and Chief Executive Officer. He founded Cardo Medical, LLC on April 6, 2007, and has served as the President and Chief Executive Officer and manager of Cardo and of Accelerated Innovation, LLC. Dr. Brooks has been in the private practice of orthopedic surgery since 1994, specializing in sports medicine, arthroscopy and joint reconstruction. He has previously served as a design consultant to major companies for joint reconstruction and sports medicine products. He currently maintains a part time surgical practice at the Southern California Orthopedic Institute in Van Nuys, California.

Dr. Brooks was a founder and managing partner of Specialty Surgical Centers, a group of multi-specialty outpatient surgical centers operating in Beverly Hills, Encino, Irvine, Arcadia and Westlake Village. These surgical centers were sold to Symbion Healthcare, Inc. in August 2005. Dr. Brooks currently serves as a managing partner of Specialty Surgical Center in Westlake Village. Dr. Brooks also co-founded the Ridgecrest Sports Rehabilitation Center in 1995, which was sold to a public company in February 1998.

Dr. Brooks is a graduate of the University of Southern California School of Medicine. He completed his residency in Orthopaedic Surgery at the University of Southern California, and subsequently completed a fellowship in arthroscopic reconstructive surgery and sports medicine at the Hughston Clinic in Columbus, Georgia. Dr. Brooks is board-certified by the American Board of Orthopaedic Surgery and is a Fellow of the American Academy of Orthopaedic Surgeons. He is also a Fellow of the American College of Surgeons and a member of the Arthroscopy Association of North America. He is an active member of the Los Angeles Chapter of the Young Presidents Organization.

Mikhail Kvitnitsky. Mr. Kvitnitsky serves as our President and Chief Operating Officer and as a director of our company. Since May 2007, Mr. Kvitnitsky has served as the Chief Operating Officer and manager of Cardo Medical, LLC and Accelerated Innovation, LLC. He also has served as the President and manager of Cervical Xpand, LLC, a developmental-stage spinal company, since July 2005, and of Uni-Knee, LLC, a developmental-stage orthopedic company, since May 2006. Mr. Kvitnitsky founded Accin Corporation, a medical device company, for which he has served as President, Chief Executive Officer and director since February 2005. Prior to that, he served as the Vice President, Innovation and Business Development, of Stryker International, division of Stryker Corporation, from 1998 until January 2005. His prior employment, during 1990 to 1998, included engineering and research positions with multinational medical device companies in the United States and, during 1986 to 1989, included research institutions in Ukraine.

Derrick Romine. Mr. Romine serves as our Chief Financial Officer and Secretary. Since February 2008, Mr. Romine has served as the Chief Financial Officer of Cardo Medical, LLC. Prior to joining Cardo, he worked for 18 years in all aspects of finance and strategy, including corporate restructuring, capital structure management and organizational development. Most recently, from 2004 to February 2008, Mr. Romine served as Controller for Specialty Surgical Centers, following its acquisition by Symbion Healthcare, Inc. From 2000 to 2004, Mr. Romine held a key financial position at Doane Pet Care, Inc. As Doane's Director of Financial Planning and Control, he orchestrated financial modeling for the largest private label pet food manufacturer globally. Prior to that, from 1997 to 2000, he worked in strategic projects as Director of Strategy & Analysis at Service Merchandise Corporation, a retail company, where he focused specifically on corporate restructure and capital management. Prior to 1997, Mr. Romine held various financial and operational positions in both the public and private sector.

Joseph Loggia. Mr. Loggia serves as a director of our company. Mr. Loggia has served as the Chief Executive Officer of Advanstar, Inc. and its wholly-owned subsidiary, Advanstar Communications, Inc., a leading worldwide media company providing integrated marketing solutions for the fashion, life sciences and powersports industries, since January 2004. As Chief Executive Officer, he led Advanstar's effort to develop and implement a new strategy, transforming the company from a traditional B2B publisher and trade show producer to a market-focused media company, culminating in a $1.14 billion sale of the company in 2007 to Veronis Suhler Stevenson, LLC, a private equity firm focusing on media, communications, information and education industries in North America and Europe. From 2001 through 2003, Mr. Loggia served as President and Chief Operating Officer of Advanstar, leading the company's efforts to enhance its operating efficiencies and implementing state-of-the-art data systems, new business development procedures and rewards, and a new growth-based management compensation system. From 1995 through 1998, he served as President and Chief Executive Officer of MAGIC International, producer of the MAGIC Marketplace apparel trade show, leading the acquisition of MAGIC by Advanstar in 1998. Prior to joining MAGIC, Mr. Loggia, who is a certified public accountant, was a manager at the accounting firm of Coopers & Lybrand in its fraud and financial investigations division, after having spent 10 years in law enforcement.

Thomas H. Morgan. Mr. Morgan serves as a director of our company. He is the managing member of Morgan Exploration, LLC, Morgan Marathon, LLC and Morgan United, LLC. Through these and other entities, since 1985, Mr. Morgan has owned and developed numerous shopping centers, apartment complexes, condo towers and luxury single-family residences throughout the United States. Since 1982, Mr. Morgan also has been the founder and President of Morgan Energy Corporation, an oil and gas exploration company. Prior to that, he worked for Conoco Oil Company and Gulf Oil Company. Mr. Morgan has drilled, developed and owned interests in thousands of oil and gas wells throughout the Rocky Mountain region, Texas and Oklahoma. Mr. Morgan is on the Board of Directors of the Big Brothers Big Sisters charity organization.

Ronald N. Richards, Esq. Mr. Richards serves as a director of our company. Mr. Richards has represented Specialty Surgical Centers, as one of its litigation counsel, and other medical professionals and clinics throughout Southern California. Since 2000, he was the senior partner of Ronald Richards & Associates based in Beverly Hills, California. Since 2003, Mr. Richards has served as Secretary of Sierra Towers Homeowners Association. Mr. Richards was a professor of law at the San Fernando Valley College of Law from 2006 to 2007. He has had numerous published opinions in the state courts and federal courts of appeal. Mr. Richards lectures to other attorneys on various legal matters and has published works on various related medical topics. In 2008, he obtained a Certificate of Management from the Anderson School of Management at the University of California, Los Angeles . Mr. Richards received his law degree from University of La Verne in 1995 and his undergraduate degree from the University of California, Los Angeles, in 1991.

Steven D. Rubin. Mr. Rubin serves as a director of our company. Mr. Rubin has served as Executive Vice President-Administration and as a director of OPKO Health, Inc. since May 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Prior to joining IVAX, Mr. Rubin was Senior Vice President, General Counsel and Secretary with privately-held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions, from early 2000 to August 2001. In addition, he was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 to 2000, in the Corporate and Securities Department. Mr. Rubin had been a shareholder of that firm since 1991 and a director since 1998. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc., a medical device company, Modigene, Inc., a development stage biopharmaceutical company, Kidville, Inc., which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices,, Castle Brands, Inc., a developer and marketer of premium brand spirits, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices.

Subbarao Uppaluri, Ph.D. Dr. Uppaluri serves as a director of our company. Dr. Uppaluri has served as Senior Vice President and Chief Financial Officer of OPKO Health, Inc. since May 2207. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Ideation Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring businesses in digital media, Kidville, Inc , which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices , Non-Invasive Monitoring Systems, Inc., a medical devices company, and Winston Pharmaceuticals Inc., a specialty pharmaceutical company engaged in the discovery and development of products for pain management.

Relationship among Directors and Executive Officers

Pursuant to the terms of the Merger Agreement, Dr. Brooks nominated Messrs. Kvitnitsky, Loggia, Morgan and Richards and himself to serve as our directors, and Dr. Frost nominated Mr. Rubin and Dr. Uppaluri to serve as our directors. No family relationships exist among any of the individuals who will serve as our directors or executive officers.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of compensation awarded to, earned by or paid to the principal executive officers and principal financial officers of Cardo.

Name and
Principal					All Other
Position	Year	Salary	Bonus	Stock Options	Compensation	Total
Andrew A. Brooks (1)	2008	$ 250,000	$ -	$ 29,250	$ -	$ 279,250
Mikhail Kvitnitsky (2) (3)	2008	220,000	-	26,000	-	246,000
	2007	52,000	-	-	30,276	82,276
Derrick Romine (4)	2008	180,000	-	61,100	-	241,100

(1) Dr. Brooks currently serves as our Chairman of the Board and Chief Executive Officer. He has served as the President, Chief Executive Officer and manager of Cardo Medical, LLC and Accelerated Innovation, LLC since May 2007.

(2) Mr. Kvitnitsky currently serves as our President and Chief Operating Officer and as a director of our company. Since May 2007, Mr. Kvitnitsky has served as the Chief Operating Officer and manager of Cardo Medical, LLC and Accelerated Innovation, LLC. He also has served as the President and manager of Cervical Xpand, LLC since July 2005, and of Uni-Knee, LLC since May 2006. Mr. Kvitnitsky founded Accin Corporation, for which he has served as President, Chief Executive Officer and director since February 2005. The information presented in this table reflects all compensation received by Mr. Kvitnitsky from Cardo, Accelerated, Cervical Xpand, Uni-Knee and Accin on a consolidated basis for the applicable periods.

(3) These amounts reflect 5% of the net receipts from the sale of the Align 360 unicompartmental knee product, which Mr. Kvitnitsky is entitled to receive per his compensation arrangement with us. See "Employment Agreements and Change in Control Arrangements-Compensation Arrangement with Mikhail Kvitnitsky" below.

(4) Mr. Romine currently serves as our Chief Financial Officer and Secretary. He has served as the Chief Financial Officer of Cardo Medical, LLC since February 2008.

Director Compensation

The following table sets forth a summary of compensation awarded to, earned by or paid to each director for the fiscal year ended December 31, 2008.

We anticipate reimbursing each director for reasonable travel expenses related to that director's attendance at Board of Directors and committee meetings.

	Fees Earned or	All Other
Name	Paid In Cash	Compensation	Total
Joseph Loggia	$ -	$ 5,000	$ 5,000
Thomas H. Morgan	-	5,000	5,000
Ronald N. Richards, Esq.	-	5,000	5,000
Steven D. Rubin	-	5,000	5,000
Subbarao Uppaluri	-	5,000	5,000

Compensation of Named Executive Officers

Commencing August 29, 2008, the closing date of the Merger, the annual compensation for our executive officers is as follows:

Name and
Principal		(1) Bonus
Position	Salary	Potential	Total
Andrew A. Brooks, Chief Executive Officer	$ 250,000	$ 250,000	$ 500,000
Mikhail Kvitnitsky, President and Chief Operating Officer	$ 220,000	$ 220,000	$ 440,000
Derrick Romine, Chief Financial Officer and Secretary	$ 180,000	$ 45,000	$ 225,000

(1) The amount reflected in this column reflects the maximum potential bonus that our Board of Directors may grant to each of the above executive officers.

Equity Incentive Plan

Our Board of Directors will consider adopting and implementing an equity incentive plan, pursuant to which we may grant various types of equity and equity-based awards to our executives, employees and contractors, including awards of stock options and restricted stock. Awards made pursuant to the plan may be made subject to the attainment of performance goals relating to one or more business criteria. If adopted, this plan is intended to assist our company in attracting, retaining and motivating designated eligible employees and independent contractors of ours and our subsidiaries and to increase their interest in the success of our company in order to promote our long-term interests. This plan will be designed to meet this intent by providing designated eligible persons with a proprietary interest in pursuing the long-term growth, profitability and financial success of our company.

The Compensation Committee of our Board of Directors, is expected to have complete authority, subject to the express provisions of the plan, to approve the employees or contractors to be granted awards, to determine the number of stock options or other awards to be granted, to set the terms and conditions of the awards, to remove or adjust any restrictions and conditions upon those awards, and to adopt rules and regulations, and to make all other determinations deemed necessary or desirable for the administration of this plan.

Employment Agreements and Change in Control Arrangements

Mikhail Kvitnitsky Employment Agreement, as Terminated as of June 23, 2008

On January 31, 2005, Mikhail Kvitnitsky entered into an employment agreement with Accin Corporation, under which he served as Chief Executive Officer of Accin. Accin assigned this agreement to Cardo's wholly-owned subsidiary, Accelerated Innovation, LLC, on May 21, 2007, along with substantially all of the other assets of Accin. On June 6, 2008, Mr. Kvitnitsky and Accelerated entered into an amendment to this employment agreement to remove references to a shareholders agreement for Accin. On June 23, 2008, Cardo acquired all of the ownership interests in Accelerated held by Accin, and Accelerated became the wholly-owned subsidiary of Cardo. Upon the closing of this acquisition, Mr. Kvitnitsky and Accelerated terminated Mr. Kvitnitsky's employment agreement.

Prior to its termination, the term of the employment agreement was from June 1, 2005 through May 30, 2008, with automatic renewal thereafter for successive one-year periods ending on each May 30, unless (i) either party elected to terminate the employment agreement at the end of the then-current term by giving the other party four months' advance written notice, or unless the agreement was earlier terminated by Accelerated for "Cause" or by Mr. Kvitnitsky for "Good Reason," as defined in the employment agreement. The employment agreement was automatically renewed for one year on May 30, 2008 and terminated by mutual agreement effective June 23, 2008. Under this employment agreement, Mr. Kvitnitsky was entitled to receive the following compensation and benefits:

Initial annual base salary of $52,000; Eligibility to receive stock options upon implementing a stock option plan; Eligibility to share in "milestone" payments; Five weeks of paid time off, including sick, vacation and personal days; Reimbursement for all reasonable and necessary business-related expenses; Participation in the life and health insurance plans, 401(k) plan and other employee benefit plans and programs generally made available to other employees; and Certain severance benefits if his employment was terminated by Accelerated without Cause or by Mr. Kvitnitsky for Good Reason. failure to perform his duties under this agreement or to otherwise comply with the terms of this agreement, if Mr. Kvitnitsky does not cure that failure within 30 days after his receipt of written notice of the failure; provided, that if requested by Mr. Kvitnitsky prior to the expiration of this 30-day period, Mr. Kvitnitsky will be afforded a reasonable opportunity to be heard by the Board of Directors prior to termination.

Compensation Arrangement with Mikhail Kvitnitsky, as Terminated as of June 23, 2008

Mikhail Kvitnitsky is entitled to receive 5% of net receipts from the sale of the Align 360 unicompartmental knee product. For the year ended December 31, 2006, Accin (the party from which Cardo acquired its medical device business in 2007) paid $100,000 to Mr. Kvitnitsky under this arrangement, and paid him $6,863 for the period from January 1, 2007 through May 21, 2007 (the date of sale of Accin's business to Cardo). For the period from May 21, 2007 through December 31, 2007, Accelerated (which acquired Accin's medical device business) paid $22,918 to Mr. Kvitnitsky under this arrangement, and paid him $26,933 for the six months ended June 30, 2008.

Derrick Romine Employment Offer Letter

Derrick Romine serves as the Chief Financial Officer of Cardo, and will serve in that same capacity for Cardo, on an at-will basis pursuant to an employment offer letter dated September 5, 2008. This offer letter provides that Mr. Romine will receive an annual base salary of $180,000, a discretionary bonus of up to a maximum amount of $45,000 based on specific performance objectives tied to Cardo meeting its financial targets, and reimbursement for normal business expenses. In addition, he is entitled to participate in all health insurance and employee benefits adopted by Cardo and is eligible to accrue three weeks of vacation during his first year of employment. The offer letter also confirmed the grant of options to Mr. Romine exercisable for units of membership interests in Cardo, which converted into options exercisable for shares of common stock of Cardo upon completion of the Merger. See the section titled "Outstanding Option Grants" below for more information regarding the options granted to Mr. Romine.

If Cardo terminates Dr. Romine's employment without "Cause" (as defined below), or if he terminates his employment without "Good Reason" (as defined below), at any time on or prior to September 4, 2010, Mr. Romine will be entitled to the following severance benefits: Cardo will pay Mr. Romine the sum of six months of his then-current monthly salary as severance payment to be paid in bi-weekly installments so long as he does not work or otherwise provide services to a competitor of Cardo during that six-month period. Fifty percent of Mr. Romine's unvested options will become fully exercisable as of the date of termination of his employment and, together with any vested options at the termination date, may be exercised pursuant to the terms thereof within 90 days of the termination date (or one year after the termination date if Mr. Romine dies during that 90-day period). The remaining unvested options at the termination date, to the extent not then presently exercisable, shall terminate as of the termination date and shall not be exercisable thereafter.

If Mr. Romine is terminated for Cause, or if he voluntarily terminates his employment or resigns from his positions with the Company without Good Reason, he will not be entitled to the Severance Benefits. As used in the offer letter, the term "Cause" means an act or omission that constitutes fraud, deceit, intentional misconduct, a knowing violation of law, recklessness or gross negligence that materially and adversely has affected or affects the business of Cardo, a material breach of any of Mr. Romine's obligations under any written agreement with Cardo, or material nonperformance of his duties to Cardo which has not been cured after 15 days' written notice from Cardo setting forth in reasonable detail the nature of the nonperformance. As used in the offer letter, the term "Good Reason" means a material breach by Cardo of any of their obligations under any written agreement with Mr. Romine, a substantial and unusual reduction in his duties, responsibilities or authority, or receipt of instructions to take actions in violation of law that has not been cured after 15 days' written notice from Mr. Romine to Cardo and setting forth in reasonable detail the nature of the action giving rise to the claim of Good Reason.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of December 31, 2008, by (i) each nominee for director of ours, (ii) each named executive officer identified in the Summary Compensation Table below, (iii) all nominees for director and nominees for executive officers as a group, and (iv) each shareholder identified as beneficially owning greater than 5% of our common stock. Except as otherwise indicated below, each person named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned by that person, except to the extent that authority is shared by spouses under applicable law. None of the shares reported below are pledged as security.

For purposes of the following tables, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from December 31, 2008 upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 203,360,271 shares of common stock outstanding on December 31, 2008. None of the shareholders listed below have any options, warrants or other derivative securities with respect to our common stock that are convertible or exercisable within 60 days from December 31, 2008.

	Shares of Common Stock
	Beneficially Owned
	Amount and Nature of
Directors and Officers	Beneficial Ownership	Percent of Class
Andrew A. Brooks, M.D.	61,823,189	30.4%
Mikhail Kvitnitsky	28,916,653	14.2%
Joseph Loggia	—	*
Thomas H. Morgan	7,855,615	3.9%
Ronald N. Richards, Esq.	667,205	*
Derrick Romine	677,941	*
Steven D. Rubin	45,197	*
Subbarao Uppaluri, Ph.D.	338,967	*
All directors and executive officers as a group (8 persons)	100,324,767	49.3%

*Indicates ownership of less than 1%.

	Shares of Common Stock
	Beneficially Owned
	Number and Nature of
5% or More Shareholders (1)	Beneficial Ownership	Percent of Class
Frost Gamma Investments Trust (2)	30,965,196	15.2%

 (1) Based on information in separate Schedule 13D dated September 8, 2008, Andrew A. Brooks, M.D. and Mikhail Kvitnitsky also are 5% or more shareholders. The business address of Andrew A. Brooks and Mikhail Kvitnitsky is 8899 Beverly Boulevard, suite 619, Los Angeles, CA 90048.

(2) Based on information in a Schedule 13D dated September 9, 2008, Frost Gamma Investments Trust holds 30,965,196 shares of common stock. The business address of Frost Gamma Investments Trust is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137. Phillip Frost, M.D. is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.

Outstanding Option Grants

In August 2008, Cardo issued options exercisable for units of membership interests in Cardo with an exercise price of $147,625 per unit (which is not less than the fair market value on the date of grant). Each option has a term of 10 years and vests in equal installments over a five-year period commencing on the first anniversary of the date of grant. In connection with the Merger, these options converted into options exercisable for shares of CKST's common stock with an exercise price of $0.22126 per share (which is not less than the fair market value on the date of grant). The following table provides information with respect to (i) the name and relation of the optionee to Cardo, (ii) the number of units of membership interests in Cardo that may be acquired pursuant to an exercise of the options, and (iii) the number of shares of CKST's common stock that may be acquired pursuant to an exercise of the options following the Merger, in each case subject to the terms of the options:

	Number of	Number of
	Cardo Units	Cardo Shares
	pursuant to	pursuant to
Name and Relation	Option Exercise	Option Exercise
Andrew A. Brooks, MD	0.33723	225,000
President, Chief Executive Officer and Director
Mikhail Kvitnitsky,	0.29976	200,000
Chief Operating Officer and Director
Derrick Romine,	0.70443	470,000
Chief Financial Officer
Joseph Loggia,	0.05995	40,000
Director
Thomas H. Morgan,	0.05995	40,000
Director
Ronald N. Richards,	0.05995	40,000
Director
Steven D. Rubin,	0.05995	40,000
Director
Subbarao Uppaluri, PhD	0.05995	40,000
Director

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors, as well as the number of securities remaining available for future issuance, under the Company's compensation plans as of the fiscal year ended December 31, 2008.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans

Equity compensation plans
not approved by security holders	2,398,400	$ 0.23	18,201,600

Equity compensation plans
approved by security holders	-	-	-
Total	2,398,400	$ 0.23	18,201,600

Corporate Governance

Trades of our common stock are conducted on the OTC Bulletin Board. Although, we are not required to have an audit, compensation or nominating committee, we have formed an audit compensation and nominating committee. We plan to submit a listing application to list our shares on the American Stock Exchange. We cannot ensure that we will be able to satisfy the listing standards of the American Stock Exchange or that our common stock will be accepted for listing. We currently monitor developments in the area of corporate governance to ensure we will be in compliance with the standards and regulations required by the American Stock Exchange.

Shareholder Communications with Board Members

Anyone who has a concern about our conduct, including accounting, internal accounting controls or audit matters, may communicate directly with the Board of Directors. These communications may be confidential or anonymous. These communications should be sent by letter addressed to the member or members of the Board of Directors to whom the communication is directed, care of the Secretary, Cardo Medical, 8899 Beverly Boulevard, Suite 619, Los Angeles, California 90048. These communications, other than sales-related communications, will be forwarded to the Board member or members specified.

Item 13. Certain Relations and Related Transactions, and Director Independence

We did not engage in any transactions with persons related to the Company that involved an amount in excess of $120,000 during the fiscal year ended December 31, 2008.

Director Independence

Of the seven members of the Board of Directors five are determined to be independent, they are Joseph Loggia, Thomas H. Morgan, Steven D. Rubin, Ronald N. Richards and Subbarao Uppaluri, all of whom are independent directors as determined by the rules of NYSE Amex (formerly the American Stock Exchange).

Audit Committee

The members of the Audit Committee are Subbarao Uppaluri, Thomas H. Morgan and Joseph Loggia, all of whom are independent directors as determined by the rules of NYSE Amex (formerly the American Stock Exchange). The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm and (4) reviewing the effectiveness of the Company's internal controls. Our Board has determined that Mr. Loggia and Mr. Uppaluri qualify as Audit Committee financial experts within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountants Fees and Services ,/A>

Cardo's Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.

In its review of non-audit service fees and its independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stonefield Josephson, Inc. for the fiscal years ended December 31, 2008 and 2007, respectively, were approved by the Audit Committee. The following table shows the fees for the fiscal years ended December 31, 2008 and 2007.

	2008	2007
Audit fees	$192	$22
Audit related fees	-	-
Tax related fees	-	-
All other fees	-	-

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of Cardo Medical, Inc., and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II:

Management's Report on Internal Control over Financial Reporting

Report of Independent Registered Accounting Firm

Consolidated Statement of Operations

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements including the notes hereto.

(a)(3) Exhibits Required by Item 601 of Regulation S-K:

INDEX TO EXHIBITS
Exhibit Number	Description

2.1(1)	Merger Agreement and Plan of Reorganization, dated as of June 18, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.
2.2†	First Amendment to Merger Agreement and Plan of Reorganization, dated as of August 29, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
10.1†	Escrow Agreement, dated as of August 29, 2008, by and among Chicago Title Company, clickNsettle.com, Inc., Andrew A. Brooks, M.D. and Mikhail Kvitnitsky.
10.2†	Form of Lockup Agreement.

10.3†	Lockup Agreement, dated August 29, 2008, for Derrick Romine.
10.4(4)	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan.
10.5†*	Form of Cardo Medical, LLC Nonstatutory Option Agreement.
10.6(5)	Stock Purchase Agreement, dated as of December 19, 2007, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.
10.7(3)	First Amendment to Stock Purchase Agreement, dated as of January 31, 2008, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.
10.8†*	Employment Agreement, dated as of January 31, 2005, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Mikhail Kvitnitsky.
10.9†*	Amendment to Employment Agreement, dated as of June 6, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.
10.10†*	Termination Agreement, effective as of June 23, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.
10.11†*	Employment Offer Letter with Derrick Romine dated September 5, 2008.
10.12†	Form of Indemnification Agreement for officers and directors.
10.13†‡	Agreement, dated as of August 22, 2006, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Infinesse Corporation.
10.14†	Supplier Agreement, dated June 16, 2006, between Stelkast Company and Accelerated Innovation, LLC, as successor to Accin.
10.15‡	Contracted Services Agreement, dated September 1, 2007, by and between Accelerated Innovation, LLC and Summit Corporate Services, Inc.
10.16†	Agreement dated April 30, 2008, by and among Mikhail Kvitnitsky and Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC.
10.17†	Agreement dated April 30, 2008, by and among John D. Kuczynski, Accelerated Innovation, LLC and Uni-Knee, LLC.
10.18†	Agreement dated April 30, 2008, by and among Richard H. Rothman, M.D., Ph.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.19†	Agreement dated April 30, 2008, by and among Todd J. Albert, M.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.20†	Agreement dated April 28, 2008, by and among, Rafail Zubok, Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.21(6)*	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.
21.1†	Subsidiaries of clickNsettle.com, Inc.
31.1#	Certification of Chief Executive Officer PDF

31.2#	Certification of Chief Financial Officer PDF
32#	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002(Subsections (a) and (b) of Section 1350, Title 18, United Stats Code) PDF

______________________

#	Filed herewith.
†	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.
‡	Confidential treatment has been requested as to a portion of this exhibit. The confidential portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission.
*	Management compensation plan or agreement.
(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 23, 2008.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed by us on September 28, 1998.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on December 21, 2007.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on November 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDO MEDICAL, INC.

Dated: March 31, 2009	/s/ Andrew Brooks Andrew Brooks Chief Executive Officer

Dated: March 31, 2009	/s/ Derrick Romine Derrick Romine Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Brooks	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2009
Andrew Brooks

/s/ Derrick Romine	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 31, 2009
Derrick Romine

/s/ Mikhail Kvitnitsky	Chief Operating Officer and President	March 31, 2009
Mikhail Kvitnitsky

/s/ Joseph Loggia	Director	March 31, 2009
Joseph Loggia

/s/ Thomas H. Morgan	Director	March 31, 2009
Thomas H. Morgan

/s/ Ronald N. Richards	Director	March 31, 2009
Ronald N. Richards

/s/ Steven D. Rubin	Director	March 31, 2009
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	March 31, 2009
Subbarao Uppaluri