Form 10-Q/A
period 2008-09-30
Cardo Medical, Inc.
filed 2009-05-14
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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
YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Note: PDF provided as a courtesy

EXPLANATORY NOTE

Cardo Medical, Inc. is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission (the "SEC") on November 14, 2008 (the "Original Filing") and amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on March 30, 2009, to include certain language required in the certifications of its chief executive officer and chief financial officer that was omitted previously. This Form 10-Q/A continues to speak as of the date of the Original Filing, September 30, 2008.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009

CARDO MEDICAL, INC.

By:	/s/ Andrew Brooks
Andrew Brooks
Chief Executive Officer

By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer

2

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF