Form 10-Q
period 2009-03-31
Cardo Medical, Inc.
filed 2009-05-15
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-21419

Cardo Medical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9701 Wilshire Blvd., Suite 1100
Beverly Hills, CA    90212
(Address of Principal Executive Offices including Zip Code)

(310) 274-2036
(Registrant's Telephone Number, Including Area Code)

8899 Beverly Boulevard, Suite 619, Los Angeles, CA    90048
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
YES    ☐        NO    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, 203,360,271 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

Note: PDF provided as a courtesy

CARDO MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cardo Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 1,680	$ 3,095
Accounts receivable	265	186
Inventories	1,080	942
Prepaid expenses and other current assets	101	107
Total current assets	3,126	4,330

Property and equipment, net	1,057	716
Goodwill	1,233	1,233
Other intangible assets, net	4,840	5,003
Other assets, net	189	192
Total assets	$ 10,445	$ 11,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 941	$ 777
Total liabilities	941	777

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized,
203,360,271 issued and outstanding as of March 31, 2009 (unaudited)
and December 31, 2008, respectively	203	203
Additional paid-in capital	16,662	16,631
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(7,311)	(6,087)
Total stockholders' equity	9,504	10,697
Total liabilities and stockholders' equity	$ 10,445	$ 11,474

See accompanying notes, which are an integral part of these condensed consolidated financial statements

Cardo Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net sales	$ 432	$ 305
Cost of sales	82	45
Gross profit	350	260
Research and development expenses	46	133
Selling, general and administrative expenses	1,536	407
Loss from operations	(1,232)	(280)
Interest income (expense), net	8	(16)
Loss before non-controlling interest	(1,224)	(296)
Non-controlling interest in loss of subsidiaries	-	97
Loss before tax provision	(1,224)	(199)
Provision for income taxes	-	-
Net loss	$ (1,224)	$ (199)

Net loss available to common shareholders per share:
Basic and Diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and Diluted	203,360,271	133,440,954

See accompanying notes, which are an integral part of these condensed consolidated financial statements

Cardo Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Operating activities:
Net loss	$ (1,224)	$ (199)
Minority Interest	-	(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91	37
Amortization	175	15
Stock option compensation	31	-
Effect of changes in:
Accounts receivable	(79)	79
Inventories	(138)	(59)
Prepaid expenses and other current assets	7	4
Other assets	(10)	-
Accounts payable and accrued expenses	164	(57)
Net cash used in operating activities	(983)	(277)

Investing activities:
Purchase of property and equipment	(432)	(17)
Payments made to acquire minority interest of subsidiaries	-	(1,161)
Increase in other assets	-	(125)
Net cash used in investing activities	(432)	(1,303)

Financing activities:
Proceeds from notes payable	-	1,200
Net cash provided by financing activities	-	1,200
Net decrease in cash	(1,415)	(380)
Cash, beginning of period	3,095	904
Cash, end of period	$ 1,680	$ 524

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CARDO MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS AS OF MARCH 31, 2009 AND
FOR THE THREE AND NINE MONTH PERIODS ENDED
MARCH 31, 2009 AND 2008

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Cardo as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the US Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008 included in our Form 10-K filed on March 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

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

Liquidity and Capital Resources

At May 15, 2009, we have $845 thousand in cash which is not projected to meet all of our working capital needs for the next twelve months. The fact that the Company will sustain losses in 2009 and still requires outside sources of additional capital to sustain operations has created an uncertainty about the Company's ability to continue as a going concern.

Management intends to use borrowings and securities sales to mitigate the effects of our use of that cash. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Also on June 17, 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

On August 29, 2008, Cardo consummated a reverse takeover of clickNsettle.com, Inc. ("CKST") thereby adopting CKST as the taxpaying entity. Cardo, in its capacity as the operating company taking over CKST's income tax positions in addition to its own positions after June 17, 2008, has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in 2009, and it is expected that those losses will not be recovered using future taxable income. Therefore, no provision for income tax has been recorded for the three month period ended March 31, 2009.

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

For the three months ended March 31, 2009, 2,398,400 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share, respectively.

Concentrations and Other Risks

The Company had five customers that accounted for 68.8% of accounts receivable as of March 31, 2009. As of March 31, 2008, the Company had three customers that accounted for 78.6% of accounts receivable. The Company had four customers that accounted for 74.2% of sales during the quarter ended March 31, 2009. During the quarter ended March 31, 2008, the Company had one customer that accounted for 61.5% of sales.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company's future financial position. The following are a summary of recent accounting developments.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 115-2 or FAS 107-1 and APB 28-1, FSP 157-4 must also be adopted early. We do not expect that FSP 157- 4 will have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than- Temporary Impairments" ("FSP 115-2 and FAS 124-2"). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 157-4 or FAS 107-1 and APB 28-1, FSP 115-2 and FAS 124-2 must also be adopted early. We do not expect that FSP 115-2 and FAS 124-2 will have any effect on our consolidated financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP 107-1 and APB 28-1 may be made only if FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" and FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" are also adopted early. We do not expect that FSP 107-1 and APB 28- 1 will have any effect on our consolidated financial statements.

NOTE 2 - INVENTORY

Inventory at March 31, 2009 and December 31, 2008 consisted of the following.

(In thousands)	March 31,	December 31,
	2009	2008
	(unaudited)

Work in process	$ 116	$ 161
Finished goods	964	781
	$ 1,080	$ 942

NOTE 3 - SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. On the same day, Cardo completed the reverse merger transaction, in which, the options converted to shares in clickNsettle.com, Inc.

In accordance with SFAS No. 123(R), the Company has conducted an analysis of the fair value of the options immediately prior to the reverse merger, and immediately after the reverse merger and has concluded that there is no change in value as a result of the reverse merger. Therefore, no additional compensation cost will be recognized related to the reverse merger.

Furthermore, all share quantities in these financial statements have been cast to reflect the impact of the reverse merger. Therefore, the following disclosure uses those figures after the reverse merger.

The options granted give the grantees the right to purchase up to 2,398,400 shares of its common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000 , which will be reflected as an operating expense over the vesting period of the options. The total expense recognized for the three months ended March 31, 2009 in the accompanying consolidated statements of operations amounted to $31,000 (unaudited).

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

Three Months
Ended
March 31,
2009
(unaudited)

Expected life in years	7.5
Stock price volatility	46.7%
Risk free interest rate	3.5%
Expected dividends	None
Forfeiture rate	7.5%

A summary of option activity as of March 31, 2009, and changes during the period then ended is presented below.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2008	2,398,400	$ 0.23	9.67	$ 3,046
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2009 (unaudited)	2,398,400	0.23	9.67	3,046

Vested and expected to vest
at March 31, 2009 (unaudited)	2,218,520	0.23	9.67	2,818

Exercisable at March 31, 2009 (unaudited)	-	0.23	9.67	-

NOTE 4 - SEGMENT INFORMATION

Our businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to the Company's unicompartmental knee, patella-femoral products, and reconstructive knee products. The Spine Division segment is comprised of the spinal lumbar fusion system and cervical plate and screw systems.

These reportable segments are based on the nature of the products offered. Management evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. Due to the distinct nature of the products in the Company's Reconstructive Division, and the fact that it has a more developed market for its products, it is considered by management as a separate segment. The Company's Spine Division is still in the process of developing the market and obtaining instrumentation necessary to sell the products in greater quantities. As a result, the Spine Division is considered by management as a separate segment. The accounting policies of the reportable segments are the same as those described in Note 1.

As of March 31, 2009, the Company's Reconstructive Division includes $1,233 of goodwill and $4,840 in other intangible assets relating to the Company's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment (in thousands):

	Reconstructive	Spine
	Division	Division	Corporate	Total

Three Months Ended March 31, 2009 (unaudited)
Net sales	$ 412	$ 20	$ -	$ 432
Total cost of sales and operating expenses	77	5	1,582	1,664
Interest expense, net	-	-	8	8
Net income (loss)	$ 335	$ 15	$ (1,574)	$ (1,224)

Depreciation and amortization	$ 245	$ 14	$ 7	$ 266
Property and equipment acquisitions	$ 412	$ -	$ 20	$ 432
Total assets	$ 8,457	$ 104	$ 1,884	$ 10,445

Three Months Ended March 31, 2008 (unaudited)
Net sales	$ 295	$ 10	$ -	$ 305
Total cost of sales and operating expenses	42	3	443	488
Interest income, net	-	-	(16)	(16)
Net income (loss)	$ 253	$ 7	$ (459)	$ (199)

Depreciation and amortization	$ 37	$ 4	$ 11	$ 52
Property and equipment acquisitions	$ 15	$ 2	$ -	$ 17
Total assets	$ 2,277	$ 35	$ 690	$ 3,002

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

All amounts, other that share amounts, are stated in thousands.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation of Cardo," except where the context otherwise requires, the term "we," "us," "our" or "Cardo" refers to the business of Cardo Medical, Inc.

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this Form 10-Q.

Overview

Cardo Medical, Inc. is an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, Cardo intends to focus on the higher-growth sectors of the orthopedic industry, such as advanced minimally invasive instrumentation and bone-conserving high-performance implants. Cardo is focused on developing surgical devices that will enable surgeons to bridge the gap between soft tissue-driven sports medicine techniques and classical reconstructive surgical procedures. Cardo commercializes its reconstructive joint devices through its Cardo Orthopedics division and its spine devices through its Cardo Spine division. The Company launched and commenced sales of its first product in late 2006, which was a high-performance, uni-compartmental knee replacement. The Company commenced sales of its reconstructive and spine products in 2008.

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

We are headquartered in Los Angeles, California. In connection with the consummation of the Merger, CKST proposed to its shareholders an amendment to its Amended and Restated Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." CKST's trading symbol was "CKST.OB," which has changed to "CDOM.OB" in connection with the name change. CDOM's common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board.

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred tax assets and the allocation of the purchase price paid for the minority interests in Uni, Cervical and Accelerated. Given the short operating history of Cardo actual results could differ from those estimates.

Income Taxes

On August 29, 2008, Cardo consummated a reverse takeover of clickNsettle.com, Inc. ("CKST") thereby adopting CKST as the taxpaying entity.

Accordingly, on June 17, 2008, the Company adopted the guidelines specified in SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. The estimated value of the deferred tax assets are subject to significant change based on the company's future profitability. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

Also on June 17, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The company's tax position, based on the FIN 48 analysis is unlikely to change.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin ("SAB") Topic 13, the Company recognizes revenue when it's realizable and earned. The company considers revenue to be realizable and earned when all of the four criteria in SAB Topic 13 are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured. Persuasive evidence of the arrangements occurs when the Company receives a signed contract from the hospital in which the surgery will be performed. Within that contract is the price at which the hospital will buy the device. Delivery occurs on the day of surgery when the device is implanted by the surgeon. Collectability is reasonably assured as we have continuing relationships with the hospitals and we can pursue collections if necessary. As the company does not accept returns and does not have any post-sale obligations, the date of revenue recognition is generally on the day of the surgery.

Intangible and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company's management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in future impairment of long-lived assets. The first step of the company's goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The testing for impairment needs to be conducted at the reporting unit, or component level, which is one level below the operating unit. In Cardo's case, the operating units are the Reconstructive and Spine product lines. The reporting units are one level below that. In the case of the Reconstructive Division, the reporting units are the knee and hip products. For the Spine Division, the reporting units are the licensed and internally developed products with the assistance of an independent valuation firm and in accordance with SFAS No. 142.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. This estimate is based on the useful life of the individual items. When items are retired or disposed of, income is charged or credited for the difference between the net book value of the asset and the proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. This estimate is unlikely to experience any differences from what is reflected in the financial statements.

Share Based Payment

The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, ("SFAS 123R").

In order to determine compensation on options issued to consultants, and employees' options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the Dow Jones Index of small cap medical equipment manufacturers, as well as another index of smaller publicly traded companies that we feel are similar to Cardo. As there is no history of option lives at Cardo, the expected term of options granted is the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate is based on an analysis of the nature of the recipients' jobs and relationships to the Company.

Inventory

Inventory is stated at the lower of cost or net realizable value as determined by assessing the gross profit less selling costs of each inventory item. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items not physically received. Finished goods are completed knee, spine and hip replacement products ready for sales to customers.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. The Company did not have any inventory considered by management to be excess or obsolete as of December 31, 2008 and March 31, 2009 (unaudited). Based on the forecasted sales amounts we do not see any changes in net realizable value in the near future.

Recent Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board ("FASB") change periodically. Changes in such standards may have an impact on the Company's future financial position. The following are a summary of recent accounting developments.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 115-2 or FAS 107-1 and APB 28-1, FSP 157-4 must also be adopted early. We do not expect that FSP 157-4 will have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and FAS 124-2"). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 157-4 or FAS 107-1 and APB 28-1, FSP 115-2 and FAS 124-2 must also be adopted early. We do not expect that FSP 115-2 and FAS 124-2 will have any effect on our consolidated financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP 107-1 and APB 28-1 may be made only if FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" and FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" are also adopted early. We do not expect that FSP 107-1 and APB 28-1 will have any effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended March 31, 2009 (unaudited) and the three months ended March 31, 2008 (unaudited) (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)

Net sales	$ 432	$ 305	$ 127	41.6%
Cost of sales	82	45	37	82.2%
Gross profit	350	260	90	34.6%
Research and development expenses	46	133	(87)	-65.4%
Selling, general and administrative expenses	1,536	407	1,129	277.4%
Loss from operations	(1,232)	(280)	(952)	340.0%
Interest income (expense), net	8	(16)	24	-150.0%
Loss before non-controlling interest	(1,224)	(296)	(928)	313.5%
Non-controlling interest in loss of subsidiaries	-	(97)	97	-100.0%
Net loss	$ (1,224)	$ (199)	$ (1,025)	515.1%

Revenues

Net sales for the three months ended March 31, 2009 increased by $127, or 41.6%, as compared to the same period in 2008. The wider acceptance of our knee product by orthopedic surgeons has resulted in higher sales of this product in 2009. As a result, for the three months ended March 31, 2009 sales of our knee product was $110 higher than the same period in 2008. Our licensed products accounted for $68 of sales during the three months ended March 31, 2009.

Costs of Sales

Costs of sales for the three months ended March 31, 2009 increased by $37, or 82.2%, as compared to the same period in 2008. Our costs of sales in 2009 included $19 attributable to sales of licensed products and $57 related to our knee product. Our gross profit percentage for 2009 was 81.0%, a decrease from 85.2% in 2008. This decrease was based on lower product sales price in the first quarter of 2009.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 decreased by $87, or 65.4%, from the same period in 2008. The decrease was primarily due to decreased research expenses related to our knee and licensed products in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 increased by $1,129, or 277.4%, as compared to the same period in 2008. During 2009, we had increased salary and payroll related expenses of $610 as compared to the same period in 2008, this is based on the hiring of more employees to grow the business. We also incurred higher amortization and depreciation expense of $213 over the same period in 2008 based on the acquisition of additional instrumentation and the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008.

Interest Income

Net interest income for the three months ended March 31, 2009 amounted to $8, which is an increase of $24 from the same period in 2008. In the first quarter of 2008, we had interest expense from notes payable, we have no notes payable in the first quarter 2009. Our average daily cash balances outstanding were higher during the three months ended March 31, 2009 over the same period in 2008, which generated more interest income.

Segment Information

Our businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to the Company's unicompartmental knee, patella-femoral products, and reconstructive knee products. The Spine Division segment is comprised of the spinal lumbar fusion system and cervical plate and screw systems.

These reportable segments are based on the nature of the products offered. Management evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. Due to the distinct nature of the products in the Company's Reconstructive Division, and the fact that it has a more developed market for its products, it is considered by management as a separate segment. The Company's Spine Division is still in the process of developing the market and obtaining instrumentation necessary to sell the products in greater quantities. As a result, the Spine Division is considered by management as a separate segment. The accounting policies of the reportable segments are the same as those described in Note 1.

As of March 31, 2009, the Company's Reconstructive Division includes $1,233 of goodwill and $4,840 in other intangible assets relating to the Company's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment (in thousands):

	Reconstructive	Spine
	Division	Division	Corporate	Total

Three Months Ended March 31, 2009 (unaudited)
Net sales	$ 412	$ 20	$ -	$ 432
Total cost of sales and operating expenses	77	5	1,582	1,664
Interest expense, net	-	-	8	8
Net income (loss)	$ 335	$ 15	$ (1,574)	$ (1,224)

Depreciation and amortization	$ 245	$ 14	$ 7	$ 266
Property and equipment acquisitions	$ 412	$ -	$ 20	$ 432
Total assets	$ 8,457	$ 104	$ 1,884	$ 10,445

Three Months Ended March 31, 2008 (unaudited)
Net sales	$ 295	$ 10	$ -	$ 305
Total cost of sales and operating expenses	42	3	443	488
Interest income, net	-	-	(16)	(16)
Net income (loss)	$ 253	$ 7	$ (459)	$ (199)

Depreciation and amortization	$ 37	$ 4	$ 11	$ 52
Property and equipment acquisitions	$ 15	$ 2	$ -	$ 17
Total assets	$ 2,277	$ 35	$ 690	$ 3,002

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

Liquidity and Capital Resources

Net cash used in operating activities was $983 for the three months ended March 31, 2009 in contrast to $277 from the same period in 2008. The main use of cash was related to salaries.

Net cash used in investing activities was $432 for the three months ended March 31, 2009 in contrast to net cash used by investing activities of $1,303 from the same period in 2008. The cash used by investment activities during the three months ended March 31, 2009 primarily was attributable to the purchase of additional instrumentation for use in conjunction with our products.

Our net cash provided by financing activities was $0 for the three months ended March 31, 2009 in contrast to $1,200 from the same period in 2008.

At May 15, 2009, we have $845 thousand in cash which is not projected to meet all of our working capital needs for the next twelve months. The fact that the Company sustained losses in 2008 and 2009 and still requires outside sources of additional capital to sustain operations has created an uncertainty about the Company's ability to continue as a going concern.

We have available to us an approximate aggregate of $845 thousand in cash and cash equivalents, which will not be sufficient for us to meet our anticipated cash requirements for the next 12 months. Management intends to use borrowings and securities sales to mitigate the effects of our use of that cash. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff.

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

These factors include the following:

  We will need to raise additional funds in the future to fund our operations and research, and these funds may not be available on acceptable terms, if at all.
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
  Sales of our products will depend on the availability of adequate reimbursement from third-party payors (such as governmental programs, for example, Medicare and Medicaid, private insurance plans and managed care programs) both in terms of the sales volumes and prices for our products.
  Legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business, financial condition or results of operations.
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

ITEM 4 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, and as a result of the material weakness in internal control over financial reporting as discussed below, they concluded that our disclosure controls and procedures were not effective as of March 31, 2009. Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of our assessment, our Chief Financial Officer identified material weaknesses in internal control over financial reporting in September 2008, related to (1) adequate qualified staff necessary to effectively apply the process, and (2) methods and practices employed to report unusual transactions such as our reverse merger. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2009. Our management has discussed the material weakness described above with our audit committee. In an effort to remediate the identified material weaknesses, we have documented our process and procedures governing our internal reporting. We also plan to implement further changes to our internal control over financial reporting, including (1) a re-evaluation of our staffing needs, and (2) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

PART II - OTHER INFORMATION

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

Date: May 15, 2009

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