Form 10-Q/A
period 2009-03-31
Cardo Medical, Inc.
filed 2009-08-04
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Cardo Medical, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the Securities and Exchange Commission (the "SEC") on May 15, 2009 (the "Original Filing"), solely for the purpose of amending the disclosure in Item 4T - Controls and Procedures. This Form 10-Q/A continues to speak as of the date of the Original Filing, March 31, 2009.

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, and as a result of previously identified material weakness in internal control over financial reporting as discussed in our Annual Report on Form 10- K for the year ended December 31, 2008, they concluded that our disclosure controls and procedures were not effective as of March 31, 2009. Our management has discussed the material weakness in our internal control over financial reporting with our audit committee. In an effort to remediate the identified material weaknesses, we have documented our process and procedures governing our internal reporting. We also plan to implement further changes to our internal control over financial reporting, including (1) a re-evaluation of our staffing needs, and (2) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDO MEDICAL, INC.

Date: August 4, 2009	By:	/s/ Andrew Brooks
Andrew Brooks
Chief Executive Officer

Date: August 4, 2009	By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer

3

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

3