Form 10-Q
period 2009-06-30
Cardo Medical, Inc.
filed 2009-08-14
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
YES    ☐        NO    ☒

As of August 11, 2009, 204,103,128 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

Note: PDF provided as a courtesy

CARDO MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 3,250	$ 3,095
Accounts receivable	240	186
Inventories	1,576	942
Prepaid expenses and other current assets	114	107
Total current assets	5,180	4,330

Property and equipment, net	1,152	716
Goodwill	1,233	1,233
Other intangible assets, net	4,678	5,003
Other assets, net	177	192
Total assets	$ 12,420	$ 11,474

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$ 1,201	$ 777

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized,
203,360,271 issued and outstanding as of June 30, 2009 (unaudited)
and December 31, 2008, respectively	203	203
Additional paid-in capital	16,693	16,631
Common stock issuable	3,023	-
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(8,650)	(6,087)
Total stockholders' equity	11,219	10,697
Total liabilities and stockholders' equity	$ 12,420	$ 11,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$ 446	$ 216	$ 878	$ 521
Cost of sales	88	28	170	73
Gross profit	358	188	708	448
Research and development expenses	160	1,012	206	1,145
Selling, general and administrative expenses	1,545	993	3,081	1,401
Loss from operations	(1,347)	(1,817)	(2,579)	(2,098)
Interest income (expense), net	8	(26)	16	(41)
Loss before income tax provision	(1,339)	(1,843)	(2,563)	(2,139)
Provision for income taxes	-	-	-	-
Net loss	(1,339)	(1,843)	(2,563)	(2,139)
Less: Net income attributable to non-controlling interest	-	(245)	-	(148)
Net loss attibutable to Cardo Medical, Inc.	$ (1,339)	$ (2,088)	$ (2,563)	$ (2,287)

Net loss available to common stockholders per share:
Basic and diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.02)

Weighted average shares outstanding:
Basic and diluted	203,360,271	133,440,954	203,360,271	133,440,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net loss	$ (2,563)	$ (2,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	104
In-process research and development expenses	-	938
Stock option compensation	62	35
Net income attributable to non-controlling interest	-	148
Changes in operating assets and liabilities:
Accounts receivable	(54)	84
Inventories	(634)	(161)
Prepaid expenses and other current assets	(7)	7
Accounts payable and accrued expenses	424	418
Net cash used in operating activities	(2,207)	(714)

Cash flows from investing activities
Purchases of property and equipment	(651)	(46)
Payments made to acquire minority interest of subsidiaries	-	(3,487)
Increase in other assets	(10)	(130)
Net cash used in investing activities	(661)	(3,663)

Cash flows from financing activities
Proceeds from notes payable	-	1,200
Capital contributions, net of issuance costs	3,023	12,075
Proceeds from membership interests refundable	-	540
Distributions to Accin shareholders	-	(6,150)
Net cash provided by financing activities	3,023	7,665
Net increase in cash	155	3,288
Cash, beginning of period	3,095	904
Cash, end of period	$ 3,250	$ 4,192

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from Cardo's audited financial statements as of that date, and the unaudited condensed consolidated financial information of Cardo as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

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

Liquidity and Capital Resources

At June 30, 2009, we had $3.25 million in cash which is not projected to meet all of our working capital needs for the next twelve months. The fact that the Company will sustain losses in 2009 and still requires outside sources of additional capital to sustain operations has created an uncertainty about the Company's ability to continue as a going concern.

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

For the three and six months ended June 30, 2009, 2,358,400 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share, respectively.

Concentrations

The Company had two customers that accounted for 47% and 35% of accounts receivable as of June 30, 2009. At December 31, 2008, the Company had five customers that accounted for 23%, 16%, 15%, 12% and 11% of its accounts receivable. The Company had three customers that accounted for 31%, 27% and 15% of sales during the six months ended June 30, 2009. Two customers accounted for 45% and 29% of sales during the three months ended June 30, 2009. During the six months ended June 30, 2008, two customers accounted for 56% and 10% of sales. One customer accounted for 61% of sales during the three months ended June 30, 2008.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board ("FASB") change periodically. Changes in such standards may have an impact on the Company's future financial position. The following is a summary of recent accounting developments.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (the "Codification").  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  The Company adopted the Codification on July 1, 2009.  The adoption of SFAS No. 168 will not have a material effect on the Company's consolidated financial statements but will change the Company's reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special- purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management's assessment of subsequent events.  SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, Subsequent Events, with some modifications.  This statement became effective for the Company on June 15, 2009.  The adoption of this statement did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2 and FAS 124-2"). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have any effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - INVENTORY

Inventories consisted of the following at:

(In thousands)	June 30,	December 31,
	2009	2008
	(Unaudited)

Work in process	$ 602	$ 161
Finished goods	974	781
	$ 1,576	$ 942

NOTE 4 - SHARE BASED PAYMENT

The options granted give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five- year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. The total expense recognized for the three and six months ended June 30, 2009 in the accompanying consolidated statements of operations amounted to $31,200 and $62,457, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. To estimate volatility of the options over their expected terms, the Company measures the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of the Cardo options. It also measures the volatility of other public companies with similar size and industry characteristics to Cardo for the same period. These measurements are averaged and the result is used as expected volatility. As there is no history of option lives at Cardo, the expected term of options granted is the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate is based on an analysis of the nature of the recipients' jobs and relationships to the Company.

A summary of stock option activity as of June 30, 2009, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2008	2,398,400	$ 0.23
Granted	-	-
Exercised	-	-
Forfeited	(40,000)	$ 0.23
Outstanding at June 30, 2009 (unaudited)	2,358,400	$ 0.23	9.17	$ 2,405,568

Exercisable at June 30, 2009 (unaudited)	-	$ 0.23	9.17	$ -

The aggregate intrinsic value represents the closing stock price as of June 30, 2009 less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

NOTE 5 - STOCKHOLDERS' EQUITY

On June 30, 2009, Cardo received cash contributions from investors to purchase 8,689,319 shares ("Purchaser Shares") of the Company's common stock, par value $0.001 per share at a price of $0.35 per share for aggregate total proceeds of $3,023,013 (net of legal fees of $18,247). The Purchaser Shares have a 24-month lock up provision.

As of June 30, 2009, the Company had not yet issued the Purchaser Shares and has recorded this amount as common stock issuable. The Company expects to subsequently issue these shares in August 2009.

NOTE 6 - SEGMENT INFORMATION

Cardo's businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to Cardo's unicompartmental knee, patella-femoral products, and reconstructive knee products. The Spine Division segment is comprised of the spinal lumbar fusion system and cervical plate and screw systems.

These reportable segments are based on the nature of the products offered. Management evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. Due to the distinct nature of the products in the Reconstructive Division, and the fact that it has a more developed market for its products, it is considered by management as a separate segment. The Spine Division is still in the process of developing the market and obtaining instrumentation necessary to sell the products in greater quantities. As a result, the Spine Division is considered by management as a separate segment. The accounting policies of the reportable segments are the same as those described in Note 1.

As of June 30, 2009, the Reconstructive Division includes $1,232,823 of goodwill and $4,677,773 in other intangible assets relating to Cardo's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment as of June 30, 2009 and for the six and three months ended June 30, 2009 and 2008:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Six Months Ended June 30, 2009 (unaudited)
Net sales	$ 824	$ 54	$ -	$ 878
Total cost of sales and operating expenses	156	13	2,723	2,892
Depreciation and amortization	545	2	18	565
Interest income, net	-	-	16	16
Net income (loss)	$ 123	$ 39	$ (2,725)	$ (2,563)

Property and equipment acquisitions	$ 609	$ -	$ 42	$ 651
Total assets	$ 8,758	$ 183	$ 3,479	$ 12,420

Six Months Ended June 30, 2008 (unaudited)
Net sales	$ 499	$ 22	$ -	$ 521
Total cost of sales and operating expenses	68	5	2,590	2,663
Depreciation and amortization	94	2	8	104
Interest expense, net	-	-	(41)	(41)
Net income (loss)	$ 337	$ 15	$ (2,639)	$ (2,287)

Three Months Ended June 30, 2009 (unaudited)
Net sales	$ 412	$ 34	$ -	$ 446
Total cost of sales and operating expenses	80	8	1,406	1,494
Depreciation and amortization	288	1	10	299
Interest income, net	-	-	8	8
Net income (loss)	$ 44	$ 25	$ (1,408)	$ (1,339)

Three Months Ended June 30, 2008 (unaudited)
Net sales	$ 205	$ 11	$ -	$ 216
Total cost of sales and operating expenses	26	2	2,198	2,226
Depreciation and amortization	47	1	4	52
Interest expense, net	-	-	(26)	(26)
Net income (loss)	$ 132	$ 8	$ (2,228)	$ (2,088)

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

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," "our" or "Cardo" refers to the business of Cardo Medical, Inc.

The following discussion should be read together with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1, "Financial Statements," in this Form 10-Q. All dollar amounts are in thousands unless otherwise specified.

Overview

Cardo Medical, Inc. is an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, Cardo intends to focus on the higher-growth sectors of the orthopedic industry, such as advanced minimally invasive instrumentation and bone-conserving high-performance implants. Cardo is focused on developing surgical devices that will enable surgeons to bridge the gap between soft tissue-driven sports medicine techniques and classical reconstructive surgical procedures. Cardo commercializes its reconstructive joint devices through its Cardo Orthopedics division and its spine devices through its Cardo Spine division. The Company launched and commenced sales of its first product in late 2006, which was a high-performance, unicompartmental knee replacement. The Company commenced sales of its reconstructive and spine products in 2008.

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

We are headquartered in Beverly Hills, California. In connection with the consummation of the Merger, CKST proposed to its shareholders an amendment to its Amended and Restated Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." CKST's trading symbol was "CKST.OB," which has changed to "CDOM.OB" in connection with the name change. CDOM's common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board.

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred tax assets and the allocation of the purchase price paid for the minority interests in Uni, Cervical and Accelerated. Given the short operating history of Cardo, actual results could differ from those estimates.

Income Taxes

On August 29, 2008, Cardo consummated a reverse takeover of CKST thereby adopting CKST as the taxpaying entity.

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

Also on June 17, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The company's tax position, based on the FIN 48 analysis, is unlikely to change.

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

Intangible and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company's management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in future impairment of long-lived assets. The first step of the Company's goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The testing for impairment needs to be conducted at the reporting unit, or component level, which is one level below the operating unit. In Cardo's case, the operating units are the Reconstructive and Spine product lines. The reporting units are one level below that. In the case of the Reconstructive Division, the reporting units are the knee and hip products. For the Spine Division, the reporting units are the licensed and internally developed products.

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

Share Based Payment

The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, ("SFAS 123R").

In order to determine compensation on options issued to consultants, and employees' options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of the Cardo options. It also measures the volatility of other public companies with similar size and industry characteristics to Cardo for the same period. These measurements are averaged and the result is used as expected volatility. As there is no history of option lives at Cardo, the expected term of options granted is the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate is based on an analysis of the nature of the recipients' jobs and relationships to the Company.

Inventory

Inventory is stated at the lower of cost or net realizable value as determined by assessing the gross profit less selling costs of each inventory item. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items not physically received. Finished goods are completed knee, spine and hip replacement products ready for resale to customers.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. The Company did not have any inventory considered by management to be excess or obsolete as of December 31, 2008 and June 30, 2009. Based on the forecasted sales amounts, we do not expect any changes in net realizable value in the near future.

Recent Accounting Pronouncements

Accounting standards promulgated by FASB periodically change. Changes in such standards may have an impact on the Company's future financial position. The following is a summary of recent accounting developments.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (the "Codification").  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  The Company adopted the Codification on July 1, 2009.  The adoption of SFAS No. 168 will not have a material effect on the Company's consolidated financial statements but will change the Company's reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS No. 165), which provides guidance on management's assessment of subsequent events.  SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, "Subsequent Events," with some modifications.  This statement became effective for the Company on June 15, 2009.  The adoption of this statement did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than- Temporary Impairments ("FSP 115-2 and FAS 124-2"). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have any effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended June 30, 2009 and 2008:

(In thousands)	Three Months Ended
	June 30,
	2009	2008	Variance

Net sales	$ 446	$ 216	$ 230
Cost of sales	88	28	60
Gross profit	358	188	170
Research and development expenses	160	1,012	(852)
Selling, general and administrative expenses	1,545	993	552
Loss from operations	(1,347)	(1,817)	470
Interest income (expense), net	8	(26)	34
Loss before income tax provision	(1,339)	(1,843)	504
Provision for income taxes	-	-	-
Net loss	(1,339)	(1,843)	504
Less: Net income attributable to non-controlling interest	-	(245)	245
Net loss attibutable to Cardo Medical, Inc.	$ (1,339)	$ (2,088)	$ 749

Revenues

During the quarter ended June 30, 2009, we generated revenues of $446 compared to $216 for the same period in 2008. The wider acceptance of our Knee product by orthopedic surgeons has resulted in higher sales volume in the current year. Accordingly, sales of Knee products increased more than 25% in the current quarter as compared to 2008. We launched our Hip product in the first quarter of 2009 which resulted in $153 of sales during the quarter ended June 30, 2009. There were no comparable sales for the same period in 2008. Our Knee and Hip products accounted for 92% of total sales during the three months ended June 30, 2009. During the quarter ended June 30, 2008, Knee products totaled 95% of sales.

Gross Profit

During the quarter ended June 30, 2009, we had cost of sales of $88 compared to $28 during the quarter ended June 30, 2008. Our gross profit percentage decreased to 80.3% for the three months ended June 30, 2009 compared to 87.1% for the corresponding period in 2008. This decrease is attributed to sales of Hip products in 2009, which generate lower margins than Knee products, and a slight decrease in the profit margin from Knee products. During the quarter ended June 30, 2008, there were no sales of Hip products so the profit margin was indicative of our Knee products. As Cardo moves forward, we expect that the current costs will be maintained and the gross profits shall remain mostly in-line with the current quarter percentages.

Research and Development Expenses

During the quarter ended June 30, 2009, we had research and development costs of $160 compared to $1,012 for the same period in 2008. The decrease was primarily due to a one-time charge of $938 of in-process research and development acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008. The acquired in-process research and development related to development costs associated with the Knee system. Aside from the in-process research and development, spending on research and development has increased $95 during the quarter ended June 30, 2009 compared to 2008. As we continue the development of the Knee product line we expect to maintain our research and development expenditures at the current level through the end of the year. Our anticipated launch of the Total Knee product is set for mid-2010.

Selling, General and Administrative Expenses

During the quarter ended June 30, 2009, we had selling general and administrative expenses of $1,545 compared to $993 in the same period of 2008, a net increase of $552. During 2009, labor and labor-related expenses increased $657 compared to 2008 as we expanded our operations in order to meet current and anticipated growth. Depreciation and amortization expense increased by $247 during the quarter ended June 30, 2009 because of the acquisition of additional instrumentation required to support base inventory levels and expected future sales increases, and the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 which resulted in $5,328 of amortizable intangible assets. Commission expense increased incrementally with the increase in sales. Rent, travel and office expenses were also higher in 2009 as we added office space and our overall business activity was greater than it was in 2008. These cost increases were partially offset by a drop in professional fees during 2009 of $517. There were significant legal and accounting costs associated with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 and the reverse merger transaction with clickNsettle.com, Inc. which was completed in August 2008.

Interest Income/(Expense)

During the quarter ended June 30, 2009, we had interest income of $8 compared to interest expense of $26 during the quarter ended June 30, 2008. In the first and second quarter of 2008, we had interest expense stemming from a short-term note payable which was fully repaid in July 2008. Interest income is earned on our excess cash balances, which were significantly higher in 2009 compared to 2008.

Results of Operations for the Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008.

The following is a comparison of the consolidated results of operations for Cardo for the six months ended June 30, 2009 and 2008:

(In thousands)	Six Months Ended
	June 30,
	2009	2008	Variance

Net sales	$ 878	$ 521	$ 357
Cost of sales	170	73	97
Gross profit	708	448	260
Research and development expenses	206	1,145	(939)
Selling, general and administrative expenses	3,081	1,401	1,680
Loss from operations	(2,579)	(2,098)	(481)
Interest income (expense), net	16	(41)	57
Loss before income tax provision	(2,563)	(2,139)	(424)
Provision for income taxes	-	-	-
Net loss	(2,563)	(2,139)	(424)
Less: Net income attributable to non-controlling interest	-	(148)	148
Net loss attibutable to Cardo Medical, Inc.	$ (2,563)	$ (2,287)	$ (276)

Revenues

During the six months ended June 30, 2009, we generated revenues of $878 compared to $521 for the same period in 2008. The increase of $357 can be attributed to the wider acceptance of our knee product by orthopedic surgeons has resulted in higher sales volume in the current year. In addition, we launched our Hip product in the first quarter of 2009 which resulted in $200 of sales thus far in 2009 compared to $40 in 2008. Our Knee and Hip products accounted for 94% of total sales during the six months ended June 30, 2009. Knee was the primary product with 88% of total sales during the six months ended June 30, 2008.

Gross Profit

During the six months ended June 30, 2009, we had cost of sales of $170 compared to $73 during 2008. Our gross profit percentage decreased to 80.6% for the six months ended June 30, 2009 compared to 86.0% for the corresponding period in 2008. This decrease is attributed to sales of Hip products in 2009, which generate lower margins than Knee products, and a slight decrease in the profit margin from Knee products. During the quarter ended June 30, 2008, sales of Hip products were minimal so the profit margin was mostly indicative of our Knee products. As Cardo moves forward, we expect that the current costs will be maintained and the gross profits shall remain mostly in-line with the current year percentages.

Research and Development Expenses

During the six months ended June 30, 2009, we had research and development costs of $206 compared to $1,145 for the same period in 2008. The decrease was primarily due to a one-time charge of $938 of in-process research and development acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008. The acquired in-process research and development related to development costs associated with the Knee system. Aside from the in-process research and development, spending on research and development was consistent from 2008 to 2009. During 2008, we incurred more costs associated with Hip products. As we continue the development of the Knee product line we expect to maintain our research and development expenditures at the current level through the end of the year. Our anticipated launch of the Total Knee product is set for mid-2010.

Selling, General and Administrative Expenses

During the six months ended June 30, 2009 our selling general and administrative expenses were $3,081 compared to $1,401 for the same period in 2008, a net increase of $1,680. During 2009, labor and labor-related expenses increased $1,250 compared to 2008 as we expanded our operations in order to meet current and anticipated growth. Depreciation and amortization expense increased by $461 during the quarter ended June 30, 2009 because of the acquisition of additional instrumentation required to support base inventory levels and expected future sales increases, and the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 which resulted in $5,328 of amortizable intangible assets. Commission expense increased incrementally with the increase in sales. Rent, travel, insurance and office expenses were also higher during the six months ended June 30, 2009 as we added office space and our overall business activity was greater than it was in 2008. These cost increases were partially offset by a drop in professional fees during 2009 of $298. There were significant legal and accounting costs associated with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 and the reverse merger transaction (the "Merger") with clickNsettle.com, Inc. which was completed in August 2008.

Interest Income/(Expense)

During the six months ended June 30, 2009, we had interest income of $16 for the six months ended June 30, 2009 compared to interest expense of $41 in the corresponding period of 2008. In the first and second quarter of 2008, we had interest expense stemming from a short-term note payable which was fully repaid in July 2008. Interest income is earned on our excess cash balances, which were significantly higher in 2009 compared to 2008.

Segment Information

Our businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to Cardo's unicompartmental knee, patella-femoral products, and reconstructive knee products. The Spine Division segment is comprised of the spinal lumbar fusion system and cervical plate and screw systems.

These reportable segments are based on the nature of the products offered. Management evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. Due to the distinct nature of the products in our Reconstructive Division, and the fact that it has a more developed market for its products, it is considered by management as a separate segment. Our Spine Division is still in the process of developing the market and obtaining instrumentation necessary to sell the products in greater quantities. As a result, the Spine Division is considered by management as a separate segment. The accounting policies of the reportable segments are the same as those described in Note 1.

As of June 30, 2009, the Reconstructive Division includes $1,233 of goodwill and $4,678 in other intangible assets relating to the Company's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth summarized financial results by reportable segment for the three and six months ended June 30, 2009 and 2008 (In thousands):

	Reconstructive	Spine
	Division	Division	Corporate	Total

Six Months Ended June 30, 2009 (unaudited)
Net sales	$ 824	$ 54	$ -	$ 878
Total cost of sales and operating expenses	156	13	2,723	2,892
Depreciation and amortization	545	2	18	565
Interest income, net	-	-	16	16
Net income (loss)	$ 123	$ 39	$ (2,725)	$ (2,563)

Six Months Ended June 30, 2008 (unaudited)
Net sales	$ 499	$ 22	$ -	$ 521
Total cost of sales and operating expenses	68	5	2,590	2,663
Depreciation and amortization	94	2	8	104
Interest expense, net	-	-	(41)	(41)
Net income (loss)	$ 337	$ 15	$ (2,639)	$ (2,287)

Three Months Ended June 30, 2009 (unaudited)
Net sales	$ 412	$ 34	$ -	$ 446
Total cost of sales and operating expenses	80	8	1,406	1,494
Depreciation and amortization	288	1	10	299
Interest income, net	-	-	8	8
Net income (loss)	$ 44	$ 25	$ (1,408)	$ (1,339)

Three Months Ended June 30, 2008 (unaudited)
Net sales	$ 205	$ 11	$ -	$ 216
Total cost of sales and operating expenses	26	2	2,198	2,226
Depreciation and amortization	47	1	4	52
Interest expense, net	-	-	(26)	(26)
Net income (loss)	$ 132	$ 8	$ (2,228)	$ (2,088)

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

Liquidity and Capital Resources

Net cash used in operating activities was $2,207 for the six months ended June 30, 2009 in contrast to $714 from the same period in 2008. The primary use of cash in 2009 beyond wages and other operating costs was the build-up of inventory which has increased $634 in the current year.

Net cash used in investing activities was $661 for the six months ended June 30, 2009 in contrast to net cash used by investing activities of $3,663 from the same period in 2008. The cash used by investment activities during the six months ended June 30, 2009 was solely attributed to the purchase of equipment to accommodate our operational and corporate growth as well as additional instrumentation required in order to support current and anticipated future sales levels.

Our net cash provided by financing activities was $3,023 for the six months ended June 30, 2009 in contrast to $7,665 from the same period in 2008. In June 2009, we completed an equity fund raising to provide us additional working capital needed to maintain and build certain inventory and instrumentation levels to meet expected increases in future sales and product development.

At June 30, 2009, we had $3,250 in cash which is not projected to meet all of our working capital needs for the next twelve months. The fact that we have sustained losses in 2008 and year-to-date in 2009 and still require outside sources of additional capital to sustain operations has created an uncertainty about our ability to continue as a going concern. Management intends to use borrowings and securities sales to mitigate the effects of our use of that cash. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or equity and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "target," "forecast," "intend," "assume," "guide," "seek" and similar expressions. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Although we believe that these statements are based upon reasonable assumptions, we cannot provide any assurances regarding future results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008 includes, but is not limited to, the following:

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
  We are subject to various complex laws and regulations. Compliance with these laws and regulations is costly and time- consuming, and failure to comply with them can have adverse consequences on our business.
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
  Patent infringement lawsuits brought against us could have a material adverse affect on our commercial success, and our ability to develop and sell our products and to operate profitably.
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

Additional information concerning these risk factors can be found in our other filings made with the SEC. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation, and as a result of previously identified material weakness in internal control over financial reporting as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, they concluded that our disclosure controls and procedures were not effective as of June 30, 2009. The previously reported material weaknesses in internal control over financial reporting related to (1) adequate qualified staff necessary to effectively apply the process, and (2) methods and practices employed to report unusual transactions such as our reverse merger. Our management has discussed the material weakness in our internal control over financial reporting with our audit committee. In an effort to remediate the identified material weaknesses, we have documented our process and procedures governing our internal reporting. We also plan to implement further changes to our internal control over financial reporting, including (1) a re-evaluation of our staffing needs, and (2) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARDO MEDICAL, INC.

August 13, 2009	By:	/s/ Andrew Brooks
Andrew Brooks
Chief Executive Officer

August 13, 2009	By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certification of Andrew Brooks, Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF
32.2	Certification of Derrick Romine, Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF