Form 10-Q
period 2009-09-30
Cardo Medical, Inc.
filed 2009-11-12
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
YES    ☐        NO    ☒

As of November 9, 2009, 212,535,304 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

Note: PDF provided as a courtesy

CARDO MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets
Cash	$1,607	$3,095
Accounts receivable	251	186
Inventories	1,993	942
Prepaid expenses and other current assets	71	107
Total current assets	3,922	4,330

Property and equipment, net	1,226	716
Goodwill	1,233	1,233
Other intangible assets, net	4,515	5,003
Deposits and other assets, net	343	192
Total assets	$11,239	$11,474

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,028	$777

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized,
211,121,018 and 203,360,271 issued and outstanding as of
September 30, 2009 (unaudited) and December 31, 2008, respectively	211	203
Additional paid-in capital	19,410	16,631
Common stock issuable	495	-
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(9,855)	(6,087)
Total stockholders' equity	10,211	10,697
Total liabilities and stockholders' equity	$11,239	$11,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net sales	$436	$411	$1,314	$932
Cost of sales	84	66	254	139
Gross profit	352	345	1,060	793
Research and development expenses	123	142	329	1,288
Selling, general and administrative expenses	1,440	1,089	4,521	2,488
Loss from operations	(1,211)	(886)	(3,790)	(2,983)
Interest income (expense), net	6	5	22	(37)
Loss before income tax provision	(1,205)	(881)	(3,768)	(3,020)
Provision for income taxes	-	-	-	-
Net loss	(1,205)	(881)	(3,768)	(3,020)
Less: Net income attributable to non-controlling interest	-	-	-	(148)
Net loss attibutable to Cardo Medical, Inc.	$(1,205)	$(881)	$(3,768)	$(3,168)

Net loss available to common stockholders per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	206,157,409	196,005,332	204,302,897	157,102,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(Restated)
Cash flows from operating activities
Net loss	$(3,768)	$(3,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	878	334
In-process research and development expenses	-	938
Stock option compensation	89	11
Net income attributable to non-controlling interest	-	148
Changes in operating assets and liabilities:	-
Accounts receivable	(65)	(81)
Inventories	(1,051)	(419)
Prepaid expenses and other current assets	36	39
Accounts payable and accrued expenses	251	585
Net cash used in operating activities	(3,630)	(1,613)

Cash flows from investing activities
Purchases of property and equipment	(862)	(99)
Deposits for Vertebron, Inc. transaction	(130)	-
Payments made to acquire minority interest of subsidiaries	-	(3,487)
Proceeds from reverse merger transaction with Clicknsettle.com, Inc.	-	2,245
Increase in deposits and other assets	(59)	(143)
Net cash used in investing activities	(1,051)	(1,484)

Cash flows from financing activities
Capital contributions	-	12,925
Proceeds from private placements, net of issuance costs	3,193	-
Proceeds from notes payable	-	1,200
Repayment of notes payable	-	(1,200)
Distributions to Accin shareholders	-	(6,150)
Net cash provided by financing activities	3,193	6,775
Net change in cash	(1,488)	3,678
Cash, beginning of period	3,095	904
Cash, end of period	$1,607	$4,582

Supplemental disclosure of cash flow information:
Interest paid	$-	$48
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Capital contributions through note receivable from members	$-	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from Cardo's audited financial statements as of that date, and the unaudited condensed consolidated financial information of Cardo as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cardo, Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation. The non-controlling and minority interests in these companies is represented by a single balance in the condensed consolidated balance sheets.

Liquidity and Capital Resources

At September 30, 2009, we had $1.6 million in cash; however, subsequent to the balance sheet date, the Company used $1.17 million in order to complete the Vertebron, Inc, transaction (refer to Note 7) and raised net proceeds of approximately $3.2 million through a private placement (refer to Note 7). With this subsequent net cash infusion, the available funds are still not projected to meet all of the Company's working capital needs for the next twelve months. The fact that the Company will sustain losses through the remainder of 2009 and still requires outside sources of additional capital to supplement operations continues to create an uncertainty about the Company's ability to continue as a going concern.

Management intends to use borrowings and securities sales to mitigate the effects of our use of that cash. However, Cardo cannot assure you that debt or equity financing, if and when required, will be available. Cardo's ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although Cardo may obtain external financing through the sales of its own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If Cardo is unable to fund its cash flow needs, it may have to reduce or stop planned growth or scale back operations and reduce staff. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

For the three and nine months ended September 30, 2009, 2,358,400 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share, respectively.

Concentrations

The Company had three customers that accounted for 24%, 21% and 11% of accounts receivable as of September 30, 2009. At December 31, 2008, the Company had five customers that accounted for 23%, 16%, 15%, 12% and 11% of its accounts receivable. The Company had three customers that accounted for 29%, 25% and 15% of sales during the nine months ended September 30, 2009. Three customers accounted for 24%, 21% and 15% of sales during the three months ended September 30, 2009. During the nine months ended September 30, 2008, four customers accounted for 49%, 11%, 11% and 10% of sales. Four customers accounted for 40%, 19%, 12% and 11% of sales during the three months ended September 30, 2008.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2009, the FASB issued ASC 105-10 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles), which will become the single source of authoritative GAAP recognized by the FASB.  ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB Accounting Standards Codification ("ASC")TM will supersede all then existing non-SEC accounting and reporting standards.  The ASC is effective for interim and annual reporting periods ending after September 15, 2009.  Cardo adopted ASC 105-10 during the quarter ended September 30, 2009 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

In May 2009, the FASB issued ASC 855-10 (Prior authoritative literature: SFAS No. 165, Subsequent Events) which provides guidance on management's assessment of subsequent events.  It is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, Subsequent Events, with some modifications.  The Company adopted ASC 855-10 during the quarter ended June 30, 2009. The adoption of ASC 855-10 did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2009, FASB issued ASC 820-10 (Prior authoritative literature: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). It does not change the definition of fair value as previously detailed, but provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Cardo adopted ASC 820-10 during the quarter ended June 30, 2009. The adoption of ASC 820-10 did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2009, the FASB issued ASC 320-10 (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. ASC 320-10 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Cardo adopted ASC 320-10 during the quarter ended June 30, 2009. The adoption of ASC 320-10 did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2009, the FASB issued ASC 825-10 (Prior authoritative literature: FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). FASB ASC 825-10 requires that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. Cardo adopted ASC 825-10 during the quarter ended September 30, 2009. The adoption of ASC 825-10 did not have a material impact on the Company's results of operations, financial position or cash flows.

In June 2009, the FASB issued the following new accounting standards, which remain authoritative until such time that each is integrated into the Codification:

  SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140
  SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51

SFAS No. 166 seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

SFAS No. 167 requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

NOTE 3 — INVENTORY

Inventories consisted of the following at:

(In thousands)	September 30,	December 31,
	2009	2008
	(Unaudited)

Work in process	$649	$161
Finished goods	1,344	781
	$1,993	$942

NOTE 4 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. Stock option compensation recognized for the three and nine months ended September 30, 2009 in the accompanying condensed consolidated statements of operations amounted to $27,105 and $89,562, respectively. Stock option compensation was $11,103 for the three and nine months ended September 30, 2008.

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

A summary of stock option activity as of September 30, 2009, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2008	2,398,400	$0.23
Granted	-	-
Exercised	-	-
Forfeited	(40,000)	$0.23
Outstanding at September 30, 2009 (unaudited)	2,358,400	$0.23	8.92	$1,721,632
Exercisable at September 30, 2009 (unaudited)	471,680	$0.23	8.92	$344,326

The aggregate intrinsic value represents the closing stock price as of September 30, 2009 less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

NOTE 5 — STOCKHOLDERS' EQUITY

On June 30, 2009, Cardo completed a private placement with investors to purchase 8,689,319 shares ("Purchaser Shares") of the Company's common stock, par value $0.001 per share at a price of $0.35 per share for aggregate total proceeds of $3,023,013 (net of legal fees of $18,247). The Purchaser Shares have a 24-month lock up provision.

As of September 30, 2009, the Company had not yet issued a portion of the Purchaser Shares and has recorded this amount as common stock issuable. The Company subsequently issued these shares on October 6, 2009.

During the quarter ended September 30, 2009, the Company received $170,000 towards a private placement subject to the terms of the June 30, 2009 private placement. The private placement closed on September 21, 2009 but the common shares were not issued until October 6, 2009. Accordingly, the $170,000 is included in common stock issuable at the balance sheet date.

NOTE 6 — SEGMENT INFORMATION

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

As of September 30, 2009, the Reconstructive Division includes $1,232,823 of goodwill and $4,515,157 in other intangible assets relating to Cardo's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment as of September 30, 2009 and for the nine and three months ended September 30, 2009 and 2008:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Nine Months Ended September 30, 2009 (unaudited)
Net sales	$1,175	$139	$-	$1,314
Total cost of sales and operating expenses	226	28	3,972	4,226
Depreciation and amortization	848	4	26	878
Interest income, net	-	-	22	22
Net income (loss)	$101	$107	$(3,976)	$(3,768)

Property and equipment acquisitions	$789	$14	$59	$862
Total assets	$9,169	$269	$1,801	$11,239

Nine Months Ended September 30, 2008 (unaudited - restated)
Net sales	$885	$47	$-	$932
Total cost of sales and operating expenses	125	14	3,590	3,729
Depreciation and amortization	319	3	12	334
Interest expense, net	-	-	37	37
Net income (loss)	$441	$30	$(3,639)	$(3,168)

Three Months Ended September 30, 2009 (unaudited)
Net sales	$351	$85	$-	$436
Total cost of sales and operating expenses	76	8	1,250	1,334
Depreciation and amortization	303	2	8	313
Interest income, net	-	-	6	6
Net income (loss)	$(28)	$75	$(1,252)	$(1,205)

Three Months Ended September 30, 2008 (unaudited - restated)
Net sales	$386	$25	$-	$411
Total cost of sales and operating expenses	62	8	1,011	1,081
Depreciation and amortization	211	1	4	216
Interest expense, net	-	-	5	5
Net income (loss)	$113	$16	$(1,010)	$(881)

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

NOTE 7 — SUBSEQUENT EVENTS

At a hearing held on September 15, 2009, Cardo, the successful bidder at an auction sale, was authorized to purchase substantially all of the assets of Vertebron, Inc. ("Vertebron") free and clear of all liens by the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). On September 29, 2009, the Bankruptcy Court issued an order memorializing the hearing held on September 15, 2009 (the "Order").

As a result of the Order, on September 30, 2009, Cardo entered into an Asset Purchase Agreement (the "Agreement") with Vertebron, as a debtor-in-possession, to purchase substantially all of Vertebron's assets, excluding certain assets, such as accounts receivable, cash and cash equivalents as of the closing date. Pursuant to the Agreement, the purchase price for the assets is $1,300,000 to be paid in cash.

On October 1, 2009, the Company completed the transaction by wiring the $1.17 million balance due under the Agreement. Pursuant to the Agreement, Cardo did not establish control of the assets acquired in this transaction until full consideration was received by Vertebron; therefore, the condensed consolidated financial statements as of September 30, 2009 do not reflect this transaction. Included in deposits and other assets at September 30, 2009 are cash deposits required by the Bankruptcy Court totaling $130,000 and $29,033 of direct costs associated with the Vertebron transaction.

On October 27, 2009, the Company sold 9,949,276 shares of its common stock, par value $0.001 per share, at a price of $0.35 per share for aggregate gross proceeds of $3,482,250 as part of a private placement for maximum gross proceeds of $6,500,000. The placement agent is a related party through a significant common shareholder.

In connection with this private placement, the Company paid a finder's fee of 8% on a portion of the gross proceeds and granted 379,398 share purchase warrants. Each share purchase warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.44 per share for a period of up to five years.

The Company evaluated subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. The estimated value of the deferred tax assets are subject to significant change based on the company's future profitability. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

In June 2008, the Financial Accounting Standards Board ("FASB") sought to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FASB prescribed a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As such, the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. Based on this analysis, the Company's tax position is unlikely to change.

Revenue Recognition

The Company recognizes revenue when it's realizable and earned. The Company considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured. Persuasive evidence of the arrangements occurs when the Company receives a signed contract from the hospital in which the surgery will be performed. Within that contract is the price at which the hospital will buy the device. Delivery occurs on the day of surgery when the device is implanted by the surgeon. Collectability is reasonably assured as we have continuing relationships with the hospitals and we can pursue collections if necessary. As the Company does not accept returns and does not have any post-sale obligations, the date of revenue recognition is generally on the day of the surgery.

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

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. The Company did not have any inventory considered by management to be excess or obsolete as of December 31, 2008 and September 30, 2009. Based on the forecasted sales amounts, we do not expect any changes in net realizable value in the near future.

Recent Accounting Pronouncements

In July 2009, the FASB issued ASC 105-10 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which will become the single source of authoritative GAAP recognized by the FASB.  ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB Accounting Standards Codification ("ASC")TM will supersede all then existing non-SEC accounting and reporting standards.  The ASC is effective for interim and annual periods ending after September 15, 2009.  Cardo adopted ASC 105-10 during the quarter ended September 30, 2009 and revised the referencing of GAAP accounting standards in our financial statements to reflect the new standards.

In May 2009, the FASB issued ASC 855-10 (Prior authoritative literature: SFAS No. 165, Subsequent Events) which provides guidance on management's assessment of subsequent events.  It is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, Subsequent Events, with some modifications.  The Company adopted ASC 855-10 during the quarter ended June 30, 2009. The adoption of ASC 855-10 did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, FASB issued ASC 820-10 (Prior authoritative literature: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). It does not change the definition of fair value as previously detailed, but provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Cardo adopted ASC 820-10 during the quarter ended June 30, 2009. The adoption of ASC 820-10 did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued ASC 320-10 (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. ASC 320-10 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Cardo adopted ASC 320-10 during the quarter ended June 30, 2009. The adoption of ASC 320-10 did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued ASC 825-10 (Prior authoritative literature: FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). FASB ASC 825-10 requires that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. Cardo adopted ASC 825-10 during the quarter ended September 30, 2009. The adoption of ASC 825-10 did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued the following new accounting standards, which remain authoritative until such time that each is integrated into the Codification:

  SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140
  SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51

SFAS No. 166 seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 to have a material impact on our consolidated financial statements.

SFAS No. 167 requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 167 to have a material impact on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended September 30, 2009 and 2008:

(In thousands)	Three Months Ended
	September 30,
	2009	2008	Variance
		(Restated)
Net sales	$436	$411	$25
Cost of sales	84	66	18
Gross profit	352	345	7
Research and development expenses	123	142	(19)
Selling, general and administrative expenses	1,440	1,089	351
Loss from operations	(1,211)	(886)	(325)
Interest income (expense), net	6	5	1
Loss before income tax provision	(1,205)	(881)	(324)
Provision for income taxes	-	-	-
Net loss	(1,205)	(881)	(324)
Less: Net income attributable to non-controlling interest	-	-	-
Net loss attibutable to Cardo Medical, Inc.	$(1,205)	$(881)	$(324)

Revenues

During the quarter ended September 30, 2009, we generated revenues of $436 compared to $411 for the same period in 2008. The wider acceptance of our Hip and Spine products by orthopedic and back surgeons has resulted in higher sales volume in the current year. Accordingly, sales of Hip and Spine products increased $122 in the current quarter as compared to 2008. We launched our Hip product in the first quarter of 2009 which resulted in $78 of sales during the quarter ended September 30, 2009. Comparable sales for the same period in 2008 were nominal. The increases in Hip and Spine sales were offset by a drop in Knee sales in 2009 compared to 2008. Our Knee and Hip products accounted for 79% of total sales during the three months ended September 30, 2009. During the quarter ended September 30, 2008, Knee products totaled 93% of sales.

Gross Profit

During the quarter ended September 30, 2009, we had cost of sales of $84 compared to $66 during the quarter ended September 30, 2008. Our gross profit percentage was 80.7% for the three months ended September 30, 2009 compared to 83.9% for the corresponding period in 2008. This decrease is attributed to sales of Hip products in 2009, which generate lower margins than Knee products, and a slight decrease in the profit margin from Knee products. During the quarter ended September 30, 2008, there were minimal sales of Hip products so the profit margin was indicative of our Knee product. As Cardo moves forward, we expect that our current product costs will be maintained and the gross profits shall remain mostly in-line with the current year percentages.

Research and Development Expenses

During the quarter ended September 30, 2009, we had research and development costs of $123 compared to $142 for the same period in 2008. The decrease in the current year is indicative of reduced research activity as most of our products are on the market. Research costs associated with our Total Knee product have slowed because it is nearing its launch in mid-2010; however, research is underway on a new Hip product so research and development expenses are likely to increase in the upcoming quarters.

Selling, General and Administrative Expenses

During the quarter ended September 30, 2009, we had selling general and administrative expenses of $1,440 compared to $1,089 in the same period of 2008. During 2009, labor and labor-related expenses increased $342 compared to 2008 as we expanded our operations in order to meet current and anticipated growth. Depreciation and amortization expense increased by $93 during the quarter ended September 30, 2009 because of the acquisition of additional instrumentation required to support base inventory levels and expected future sales increases, and the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 which resulted in $5,328 of amortizable intangible assets. Rent, travel and office expenses were slightly higher in 2009 as we added office space and our overall business activity was greater than it was in 2008. These cost increases were partially offset by a drop in professional fees during 2009 of $154 and commission expense which was higher in 2008 due to greater incentives to initiate sales. There were significant legal and accounting costs associated with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 and the reverse merger transaction with clickNsettle.com, Inc. which was completed in August 2008.

Interest Income/(Expense)

During the quarter ended September 30, 2009, we had interest income of $6 compared to $5 during the quarter ended September 30, 2008. Interest income is earned on our excess cash balances, which were comparable in both periods.

Results of Operations for the Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008.

The following is a comparison of the consolidated results of operations for Cardo for the nine months ended September 30, 2009 and 2008:

(In thousands)	Nine Months Ended
	September 30,
	2009	2008	Variance
		(Restated)
Net sales	$1,314	$932	$382
Cost of sales	254	139	115
Gross profit	1,060	793	267
Research and development expenses	329	1,288	(959)
Selling, general and administrative expenses	4,521	2,488	2,033
Loss from operations	(3,790)	(2,983)	(807)
Interest income (expense), net	22	(37)	59
Loss before income tax provision	(3,768)	(3,020)	(748)
Provision for income taxes	-	-	-
Net loss	(3,768)	(3,020)	(748)
Less: Net income attributable to non-controlling interest	-	(148)	148
Net loss attibutable to Cardo Medical, Inc.	$(3,768)	$(3,168)	$(600)

Revenues

During the nine months ended September 30, 2009, we generated revenues of $1,314 compared to $932 for the same period in 2008. The increase of $382 was attributed to the wider acceptance of our Knee, Hip and Spine products by orthopedic and back surgeons that resulted in higher sales volume in the current year. We launched our Hip product in the first quarter of 2009 which resulted in $278 of sales thus far in 2009 compared to $45 in 2008. Our Knee and Hip products accounted for 89% of total sales during the nine months ended September 30, 2009. Knee was the primary product with 90% of total sales during the nine months ended September 30, 2008.

Gross Profit

During the nine months ended September 30, 2009, we had cost of sales of $254 compared to $139 during 2008. Our gross profit percentage was 80.7% for the nine months ended September 30, 2009 compared to 85.1% for the corresponding period in 2008. This decrease was attributed to significant sales of Hip products in 2009, which generate lower margins than Knee products, and a slight decrease in the profit margin from Knee products. During the nine months ended September 30, 2008, sales of Hip products were minimal so the profit margin was mostly indicative of our Knee product. As Cardo moves forward, we expect that our current product costs will be maintained and the gross profits shall remain mostly in-line with the current year percentages.

Research and Development Expenses

During the nine months ended September 30, 2009, we had research and development costs of $329 compared to $1,288 for the same period in 2008. The decrease was primarily due to a one-time charge of $938 of in-process research and development acquired in connection with the purchase of the non- controlling interest in Accelerated Innovation, LLC in June 2008. The acquired in-process research and development related to development costs associated with our Uni Knee system. Aside from the in-process research and development, spending on research and development was fairly consistent from 2008 to 2009. During 2008, we incurred more costs associated with Hip products. Research costs associated with our Total Knee product have slowed because it is nearing its launch in mid-2010; however, research is underway on a new Hip product so research and development expenses are likely to increase some in the upcoming quarters.

Selling, General and Administrative Expenses

During the nine months ended September 30, 2009 our selling general and administrative expenses were $4,521 compared to $2,488 for the same period in 2008, a net increase of $2,033. During 2009, labor and labor-related expenses increased $1,626 compared to 2008 as we expanded our operations in order to meet current and anticipated growth. Depreciation and amortization expense increased by $558 during the quarter ended September 30, 2009 because of the acquisition of additional instrumentation required to support base inventory levels and expected future sales increases, and the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 which resulted in $5,328 of amortizable intangible assets. Commission expense increased accordingly with the increase in sales. Rent, travel, warehouse, insurance and office expenses were also higher during the nine months ended September 30, 2009 as we added office space and our overall business activity was greater than it was in 2008. These cost increases were partially offset by a drop in professional fees during 2009 of $442. There were significant legal and accounting costs associated with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008 and the reverse merger transaction (the "Merger") with clickNsettle.com, Inc. which was completed in August 2008.

Interest Income

During the nine months ended September 30, 2009, we had interest income of $22 for the nine months ended September 30, 2009 compared to interest expense of $37 in the corresponding period of 2008. In the first and second quarter of 2008, we had interest expense stemming from a short-term note payable which was fully repaid in July 2008. Interest income is earned on our excess cash balances, which were significantly higher throughout 2009 compared to 2008.

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

As of September 30, 2009, the Reconstructive Division includes $1,233 of goodwill and $4,515 in other intangible assets relating to the Company's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth summarized financial results by reportable segment for the three and nine months ended September 30, 2009 and 2008 (In thousands):

	Reconstructive	Spine
	Division	Division	Corporate	Total

Nine Months Ended September 30, 2009 (unaudited)
Net sales	$1,175	$139	$-	$1,314
Total cost of sales and operating expenses	226	28	3,972	4,226
Depreciation and amortization	848	4	26	878
Interest income, net	-	-	22	22
Net income (loss)	$101	$107	$(3,976)	$(3,768)

Nine Months Ended September 30, 2008 (unaudited - restated)
Net sales	$885	$47	$-	$932
Total cost of sales and operating expenses	125	14	3,590	3,729
Depreciation and amortization	319	3	12	334
Interest expense, net	-	-	37	37
Net income (loss)	$441	$30	$(3,639)	$(3,168)

Three Months Ended September 30, 2009 (unaudited)
Net sales	$351	$85	$-	$436
Total cost of sales and operating expenses	76	8	1,250	1,334
Depreciation and amortization	303	2	8	313
Interest income, net	-	-	6	6
Net income (loss)	$(28)	$75	$(1,252)	$(1,205)

Three Months Ended September 30, 2008 (unaudited - restated)
Net sales	$386	$25	$-	$411
Total cost of sales and operating expenses	62	8	1,011	1,081
Depreciation and amortization	211	1	4	216
Interest expense, net	-	-	5	5
Net income (loss)	$113	$16	$(1,010)	$(881)

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

Liquidity and Capital Resources

Net cash used in operating activities was $3,630 for the nine months ended September 30, 2009 compared to $1,613 for the same period in 2008. The primary use of cash in 2009 beyond wages and other operating costs was the build-up of inventory which has increased $1,051 during the current year.

Net cash used in investing activities was $1,051 for the nine months ended September 30, 2009 compared to $1,484 for the same period in 2008. The cash used by investment activities during the nine months ended September 30, 2009 was mostly attributed to the purchase of equipment to accommodate our operational and corporate growth as well as additional instrumentation required in order to support current and anticipated future sales levels. The current year also includes $130 of deposits associated with the October 2009 purchase of certain Vertebron, Inc. assets.

Our net cash provided by financing activities was $3,193 for the nine months ended September 30, 2009 compared to $6,775 for the same period in 2008. During the current quarter, we completed two equity investment transactions to provide us additional working capital needed to maintain and build certain inventory and instrumentation levels to meet expected increases in future sales and product development.

At September 30, 2009, we had $1,607 in cash; however, in October 2009 we used $1,170 in order to complete the Vertebron, Inc. transaction and raised net proceeds of $3,189 through a private placement. With this subsequent net cash infusion, the available funds are still not projected to meet all of our working capital needs for the next twelve months. The fact that Cardo will sustain losses through the remainder of 2009 and still requires outside sources of additional capital to supplement operations continues to create substantial doubt about our ability to continue as a going concern.

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

ITEM 4T — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation, and as a result of previously identified material weakness in internal control over financial reporting as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, they concluded that our disclosure controls and procedures were not effective as of September 30, 2009. The previously reported material weaknesses in internal control over financial reporting related to (1) adequate qualified staff necessary to effectively apply the process, and (2) methods and practices employed to report unusual transactions such as our reverse merger. Our management has discussed the material weakness in our internal control over financial reporting with our audit committee. In an effort to remediate the identified material weaknesses, we have documented our process and procedures governing our internal reporting. We also plan to implement further changes to our internal control over financial reporting, including (1) a re-evaluation of our staffing needs, and (2) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 — EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDO MEDICAL, INC.

November 12, 2009	By:	/s/ Andrew Brooks
Andrew Brooks
Chief Executive Officer

November 12, 2009	By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF