Form 10-K
period 2009-12-31
Cardo Medical, Inc.
filed 2010-03-31
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

       ☒ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2009

       ☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ________to _________

Commission File Number 0-21419

CARDO MEDICAL, INC.
(Exact name of registrant as specified in its charter)
Delaware	23-2753988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9701 Wilshire Blvd., Suite 1100, Beverly Hills, CA 90212
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (310) 274-2036
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2009, was $74,154,626.

As of March 26, 2010 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2010 Annual Meeting of Stockholders.

CARDO MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

Item 1. Business

The following business description should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Organization

Overview

Cardo Medical, Inc. ("Cardo", the "Company", "we", "us" or "our") is an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we are focused on developing surgical devices, instrumentation and techniques that will enable surgeons to move what are typically inpatient surgical procedures to the outpatient world. We commercialize our reconstructive joint devices through our Reconstructive division and our spine devices through our Spine division.

In December 2006, we initiated a limited release and began sales of the Align 360TM unicompartmental knee device, a partial knee resurfacing device for the medial or lateral part of the knee. Since then, we have received approval under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("Section 510(k)") for the following:

  Uniquely instrumented patellofemoral arthroplasty, a resurfacing device for the back of the kneecap and distal femur;

  Total knee system which has both a posterior cruciate sacrificing as well as a posterior cruciate sparing component design;

  Total hip replacement system along with its monopolar and bipolar hip systems; and

  Spinal lumbar fusion system and its cervical plate and screw systems.

Nature of Business

We develop and distribute high performance reconstructive orthopedic and spinal surgery products to various medical organizations. We are focused on moving surgical procedures which have been traditionally performed in a hospital inpatient environment to an outpatient setting by providing better instrumentation, which encourages facile surgical techniques and less intimidation to surgeons. We work in small, focused development teams in conjunction with leading surgeons to rapidly develop products from conception to launch. We launched and commenced clinical usage on a limited basis of our first product, a high performance, unicompartmental knee replacement, in late 2006. We have continued an aggressive and focused research and development program to fill out our product portfolio since our uni-knee introduction.  We have developed a complete line of FDA-approved and market ready knee reconstruction and total hip product lines which promote unique procedural innovations. Additionally, we now have an FDA approved, competitive portfolio of products for cervical and lumbar fusion surgery. Our spine division has a robust pipeline of novel products at various stages of development for future release. Counter to traditional innovation companies, we are focused on procedural innovations where often the technique is developed first with novel instrumentation and a simpler surgical approach, with the implant being developed secondarily.

See Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our operating segments.

Products

The following is a listing of our current products:

Knee Portfolio

Our knee portfolio has been designed to create a system which allows surgeons to view knee procedures as a "remodeling" of the joint. The surgeon can choose to remodel either the medial or lateral compartment, the patellofemoral joint, a combination thereof, or a full knee "remodeling". Our full knee system is bone conserving and thin which creates an aesthetically pleasing x-ray. We expect to release a simple and novel patient specific instrumentation approach by the fourth quarter of this year.

  Align 360TM Unicompartmental Knee System - A uniquely instrumented high performance partial knee replacement that allows resurfacing of either the medial or lateral compartments of the knee. This product promotes the consistent balancing of the flexion and extension gaps for unicompartmental knee surgery. The system reduces intimidation factor for new surgeons, is simple to utilize, creates an easy and reproducible outcome without any capital cost outlays by the hospital to allow surgeons to perform this procedure.

  Align 360TM Patellofemoral System - A uniquely instrumented and novel patellofemoral system that allows resurfacing of the patellofemoral joint. This product is an anatomic system that addresses the disease of the patellofemoral joint. The instrumentation system for this is novel, simple, reproducible and reduces intimidation factor for surgeons. The patellofemoral system is designed to work in conjunction with our unicompartmental system which allows surgeons to address patients with bi-compartmental disease by preserving ligaments, both anterior and posterior cruciate ligaments.

  Align 360TM Total Knee System - A uniquely instrumented high performance total knee system consisting of posterior-stabilized and cruciate retaining femoral components. We expect to release a simple, elegant and novel approach to patient specific instruments by Q4 2010.

Hip Portfolio

  Cardo Total Hip System - A taperloc type of hip system that allows replacement of the ball and socket of the hip joint. This product offers a dual taper hip design for total hip arthroplasty complemented by our Bipolar and Monopolar Hip Systems for hip fracture applications.

  Cardo Bipolar Hip System - A bipolar hip that allows replacement of the ball of the hip from either fracture, tumors or reconstruction from some other type of pathology.

  Cardo Monopolar Hip System - A monopolar hip that allows replacement of the ball of the hip from either fracture, tumors or reconstruction from some other type of pathology.

Spinal Product Line

  Cardo Lumbar Pedicle Screw/Rod System - A pedicle screw and rod system for instrumentation of lumbar spine fusion incorporating an evolutionary locking mechanism allowing for high screw angulation.

  Cardo Cervical Plate/Screw System - An innovative low-profile system for cervical spine fusion incorporating an integrated, floating tapered-ring locking mechanism to simplify surgical procedure.

  Cardo Intervertebral System - A PEEK system offering uniquely wide openings to allow for optimal bone graft delivery and fusion.

Our products listed above have received Section 510(k) approval. We have a number of earlier stage research and development projects underway, some of which have received Section 510(k) approval and others that may be submitted for regulatory approval in the future. Several projects within our pipeline involve alternative bearing surfaces for arthroplasty.

Orthopedic Industry

According to the 2008-2009 Orthopaedic Industry Annual Report published by Orthoworld, Inc., which we refer to herein as the Industry Annual Report, the worldwide market for orthopedic products in 2008 was estimated to be $35.7 billion, representing an 9.9% increase from the previous year. According to this report, more than 90 percent of joint replacements are performed on people over the age of 45. With a predicted growth of three percent for the elderly population (65+) and a similar growth rate among those aged 45-64, the report suggests that demographics alone will drive growth in the global orthopedic industry. We also believe that the orthopedic industry will continue to grow due to an increasingly older population and extended life spans in the United States and other developed countries worldwide.

According to the Industry Annual Report, the world's seven largest joint replacement companies (and the only ones with global joint replacement sales in excess of $200 million) - Zimmer, Johnson & Johnson, Stryker, Smith &

Nephew, Biomet, Wright Medical and Aesculap - generated 91% of hip, knee, shoulder and other joint product sales in 2008. We believe that the size of these companies often leads them to concentrate their marketing and research and development efforts on products that they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a smaller orthopedic company, such as ours, to focus on smaller, higher-growth sectors of the orthopedic market, while still offering a comprehensive product line to address the needs of its customers in a customized and interactive fashion.

Orthopedic devices are commonly divided into several primary sectors corresponding to the major subspecialties within the orthopedic field: reconstruction, trauma, arthroscopy, spine and biologics. Management's initial focus is on innovation related to reconstructive joint devices and spinal products, as discussed below.

Reconstructive Joint Device Market

Most reconstructive joint devices are used to replace or repair joints that have deteriorated as a result of disease or injury. Despite the availability of non-surgical treatment alternatives such as oral medications, injections and joint fluid supplementation, severe cases of disease or injury often require reconstructive joint surgery.

Reconstructive joint surgery involves modifying the bone area surrounding the affected joint and inserting one or more manufactured components, and also may involve using bone cement.

The reconstructive joint device market is generally divided into the areas of hips, knees and extremities. According to the Industry Annual Report, it is estimated that the worldwide reconstructive joint device market had sales of approximately $12.7 billion in 2008, an increase of nearly 10% over sales in 2007, with hip and knee reconstruction representing the largest sectors.

Knee Reconstruction. The knee joint involves the surfaces of three distinct bones: the lower end of the femur, or thigh bone, the upper end of the tibia, or shin bone, and the patella, or kneecap. Cartilage on any of these surfaces can be damaged due to disease or injury, leading to pain and inflammation requiring knee reconstruction. According to the Industry Annual Report, knee reconstruction was the largest sector of the reconstructive joint device market in 2008, with estimated sales of approximately $6.5 billion worldwide.

One of the major trends in knee reconstruction includes the use of minimally invasive techniques to accomplish reconstructive goals with less damage to surrounding soft tissues. Our uni-compartmental device has been designed to be inserted through small incision surgery with an innovative instrumentation approach. Our design approach was to develop an innovative instrumentation system to improve and simplify surgical technique for a clinically proven implant concept. We believe that our system allows the surgeon to simply and reproducibly balance both flexion and extension gaps. This is a general approach we plan to continue with our other products.

Hip Reconstruction. The hip joint is a ball-and-socket joint that enables the large range of motion that the hip performs in daily life. The hip joint is most commonly replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This degeneration causes pain, stiffness and a reduction in hip mobility. According to the Industry Annual Report, it is estimated that the worldwide hip reconstruction market had sales of approximately $5.4 billion in 2008.

Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate advances in bearing surfaces from the traditional polyethylene surface. These alternative bearing surfaces include metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone-conserving implants, leave more of the hip bones intact, which may be beneficial given the likelihood of future revision replacement procedures as the average patient's lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required. Our hip product portfolio, currently consisting of three products, is focused on improving the surgical techniques for bone-conservative procedures. These products integrate implant designs that are based on predicate devices (i.e., a device with a similar design that has already received clearance) with successful long-term clinical histories. We are actively engaged in several research and development efforts to develop better instrumentation for less traumatic surgeries, improved component designs and bearing surfaces to increase longevity of our devices.

Spine Market

Back and neck pain is one of the leading causes of healthcare expenditures in the United States, with a direct cost of approximately $86 billion annually for diagnosis, treatment and rehabilitation, according to an article published in The Journal of the American Medical Association (published February 13, 2008). According to the Industry Annual Report, sales of spine products in the U.S. market for 2008 totaled $4.6 billion and $6.5 billion worldwide, an increase of 13% in global revenues over 2007. This report continues to state that growth in the last two years has slowed dramatically from the 20+ percent increases experienced in the early 2000's and for the first quarter of 2009, growth does not appear to have picked up.

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

We believe that the implant market for spine surgery procedures will continue to grow because of the following market dynamics:

Demographics. The population most likely to experience back pain is likely to grow as a result of our aging baby boomer population. The first baby boomers turned 62 in 2008, and over the next two decades we will see a substantial increase in our aging population. We believe that this generation of older people is less willing to compromise on reducing activity levels and is more interested in treatments that will allow a more rapid return to activities with shorter periods of disability.

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

Recent Transactions

On June 30, 2009, we completed the first tranche of a private placement with investors to purchase 8,689,319 shares of our common stock, par value $0.001 per share, at a price of $0.35 per share for gross proceeds of $3,041,260. The common shares sold under this private placement have a 24-month lock up provision.

On October 16, 2009, we issued an additional 485,714 shares of our common stock with a 24-month lock up provision for gross proceeds of $170,000.

On October 27, 2009 and November 13, 2009, we completed another private placement with investors to purchase an aggregate of 17,757,837 shares of our common stock, par value $0.001 per share, at a price of $0.35 per share for gross proceeds of $6,215,250. The Company filed a registration statement with the U.S. Securities and Exchange Commission to register for resale the shares and shares underlying the placement agent warrants issued under this private placement. The registration statement was declared effective on January 6, 2010.

Net proceeds from these two private placements were used for working capital to build inventory and instrumentation in order to meet anticipated sales levels and to acquire substantially all of the assets of Vertebron, Inc. ("Vertebron"). On April 21, 2009, Vertebron filed for Chapter 11 bankruptcy protection in the District of Connecticut. The asset acquisition was the result of a Chapter 11 auction process, approved by the United States Bankruptcy Court for the District of Connecticut.

Vertebron, a spinal implant device company located in Stratford, CT, designed, developed, manufactured and sold spinal implant products focused on fusion technology for the lumbar and cervical spine as well as motion preservation technologies. We purchased all of Vertebron's inventory and fixed assets and retained 100% ownership of all Vertebron's implant technologies for spinal surgery. We also acquired all intellectual property rights owned by Vertebron. Through a previous licensing agreement, we currently market and distribute the PSS Pedicle Screw and SCP Cervical Plate systems. The inventory acquired in the Vertebron transaction will allow us to expand sale of spine products.

In the last fiscal quarter of 2009 we used $1,170,000 in order to complete the Vertebron transaction and raised net proceeds of approximately $5,871,000 through a private placement. With this recent net cash infusion, the available funds are not projected to meet all of our working capital needs for the next twelve months. At December 31, 2009, we had approximately $4,973,000 in cash. We anticipate that we will sustain losses through the first three quarters of 2010, and may require outside sources of additional capital to supplement operations which creates substantial doubt about our ability to continue as a going concern.

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

Acquisitions

Cardo Medical, LLC ("Cardo LLC") was formed on April 6, 2007 as a California limited liability company for the purpose of acquiring an interest in the medical device business conducted by Accin Corporation directly and through Accin's interests in Cervical Xpand, LLC and Uni-Knee, LLC. Following Cardo LLC's organization:

  Cardo LLC and Accin formed a Delaware limited liability company on April 20, 2007 under the name Accelerated Innovation, LLC;

  On May 21, 2007, Accin contributed substantially all of its business, properties and assets, including its majority interests in Cervical Xpand and Uni-Knee, to Accelerated Innovation in exchange for a 62.5% interest in Accelerated Innovation and the distribution referenced below in the amount of $3.75 million;

  Concurrently with the above, on May 21, 2007, Cardo LLC contributed $3.75 million to Accelerated Innovation in exchange for a 37.5% interest in Accelerated Innovation; and

  The amount of $3.75 million was distributed by Accelerated Innovation to Accin.

Under the terms of Accelerated Innovation's Limited Liability Company Agreement, Cardo LLC was granted an option to purchase the 62.5% interest in Accelerated Innovation held by Accin for a purchase price of $6.25 million. Following the exercise of that option in June 2008, Cardo LLC acquired all of the interests in Accelerated Innovation held by Accin, and Accelerated Innovation became a wholly-owned subsidiary of Cardo LLC.

Prior to that, in February 2008, Cardo LLC entered into Membership Interest Purchase Agreements with the holders of the minority membership interests in Cervical Xpand and Uni-Knee. Cervical Xpand and Uni-Knee were formed as New Jersey limited liability companies on July 12, 2005 and May 10, 2006, respectively, for the purpose of conducting research and development activities. Prior to the closing of the transactions contemplated by the Membership Interest Purchase Agreements, Accelerated Innovation, as the assignee of Accin's assets, owned 52.083% of the membership interests in Cervical Xpand and 51.21% of the membership interests in Uni-Knee, and the minority holders held the remaining outstanding interests. Upon the closing of the transactions contemplated by the Membership Interest Purchase Agreements, in June 2008, Cardo LLC acquired the outstanding membership interests from the minority holders for an aggregate purchase price of $1,437,510 for the Cervical Xpand interests and $2,049,180 for the Uni-Knee interests. As a result, Cardo LLC owned all of the interests in Cervical Xpand and Uni-Knee directly and indirectly through its ownership of Accelerated Innovation.

On June 18, 2008, Cardo LLC entered into a Merger Agreement and Plan of Reorganization with clickNsettle.com, Inc. ("CKST") and Cardo Acquisition, LLC, a California limited liability company and wholly-owned subsidiary of CKST. Upon the consummation of the transactions contemplated by the Merger Agreement, CKST acquired Cardo LLC through a merger of Cardo LLC with Cardo Acquisition, with Cardo LLC continuing as the surviving entity in the merger and a wholly-owned subsidiary of CKST. Pursuant to the Merger Agreement, all of the issued and outstanding units of Cardo LLC's membership interests were converted into the right to receive shares of the common stock of CKST.

On or about the signing of the Merger Agreement with CKST, Frost Gamma Investments Trust and other investors invested $12,975,000 in Cardo LLC in exchange for units of Cardo LLC's membership interests. Dr. Phillip Frost, Chairman and Chief Executive Officer of Opko Health, Inc. and non-executive Chairman of the Board of Directors of Teva Pharmaceutical, Inc., is the trustee and beneficiary of Frost Gamma Investments Trust. Cardo LLC used approximately $9.7 million of the proceeds from these investments to close on the acquisition of the outstanding equity interests of three partially owned subsidiaries of Cardo LLC (Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC), to repay an existing member loan (in the amount of $1.2 million) and for transaction expenses, and used the remaining funds to accelerate its research and product development.

Under the terms of the Merger Agreement with CKST, at the closing of the merger, each Cardo LLC unit of membership interest issued and outstanding was converted into and exchanged for the right to receive 667,204.70995 shares of common stock of CKST. As a result of the merger with CKST, CKST's stockholders and option holders owned approximately 5.5% of the combined company on a fully diluted basis (or 11,298,979 shares of common stock outstanding and underlying options), the members of Cardo LLC, excluding the new investors, owned approximately 64.8% of the combined company on a fully diluted basis (or 133,440,942 shares of common stock), the new investors owned approximately 28.5% of the combined company on a fully diluted basis (or 58,641,701 shares of common stock), and optionholders of Cardo LLC owned approximately 1.2% of the combined company on a fully diluted basis (or 2,398,400 shares of common stock underlying those options).

Following the closing of the merger with CKST, each of Cervical Xpand, Uni-Knee and Accelerated Innovation merged with and into Cardo LLC, which is now the sole subsidiary of the Company and Cardo LLC converted into a Delaware limited liability company.

We are headquartered in Beverly Hills, California. In connection with the consummation of the merger with CKST, CKST approved through its stockholders an amendment to its Amended and Restated Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." CKST's trading symbol was "CKST.OB," which has changed to "CDOM.OB" in connection with the name change. Cardo Medical's common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board.

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions and raising additional capital. As a result, we are constantly and aggressively evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

Government Regulation

United States

Health care, in general, is a highly regulated industry with various state and federal laws and regulations having particular application to the Company. Our products are principally regulated by the U.S. Food and Drug Administration, or the FDA, under the Federal Food, Drug, and Cosmetic Act (the "Act"). Some of our products are also regulated by state agencies under laws similar to their federal FDA counterparts. FDA regulations and the requirements of the Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of our medical device products. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

  product design and development;
  product testing;
  product manufacturing;
  product labeling;
  product storage;
  premarket clearance or approval;
  advertising and promotion; and
  product sales and distribution.

Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either the pre-market notification process under Section 510(k) of the Act or through application for a pre-market approval, or PMA, under Section 515 of the Act. The FDA typically grants a Section 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device (i.e., a device with a similar design that has already received clearance). It generally takes approximately three months from the date of a Section 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a Section 510(k) clearance is not appropriate or that substantial equivalence has not been shown and, as a result, will require a PMA application.

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

If the FDA determines that we are not in compliance with the law, it can institute proceedings to detain or seize products, issue a market withdrawal, enjoin future violations and seek civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed.

Thus far, all of our approved products have been cleared by the FDA through the Section 510(k) pre-market notification process. We have not needed to conduct any clinical trials in order to support our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. In addition to granting approvals for our products, the FDA has the authority to randomly inspect us for compliance with regulatory requirements that apply to our operations. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA inspects device and drug manufacturing facilities in the United States in order to assure compliance with applicable quality system regulations. As discussed in the section below titled "Manufacturing and Supply," we currently outsource the manufacture of our products to third-party vendors.

Further, we are subject to various federal and state laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the United States, exclusion from participation in government health care programs. The scope of these laws and related regulations is expanding and their interpretation is evolving and subject to change. Increased enforcement of these laws and regulations has resulted in greater scrutiny of marketing practices in our industry. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our officers and employees could be subject to criminal and civil sanctions, including exclusion from participation in federal health care reimbursement programs. This could also effect the manner in which our products are marketed and the manner in which we would conduct business.

Recently Enacted Health Care Reform Legislation

Congress recently passed health care reform legislation, specifically, the "Patient Protection and Affordable Care Act" and the "Health Care and Education Reconciliation Act." The President signed the measure into law on March 23, 2010, and, on March 30, 2010, the President signed into law a "reconciliation" bill that modifies certain provisions of the same. This legislation is considered by some to be the most dramatic change to the country's health care system in decades.

The principal aim of the law as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law's most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sales of the Company's products is unknown and speculative at this point.

The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers.

Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company's products and product candidates. The effect, if any, of such tax on future sales is speculative.

Additionally, the legislation as enacted also provides for increased enforcement of the fraud and abuse regulations previously mentioned, which may result in higher compliance-related costs.

International

In the future, we plan to seek the required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in some major foreign markets, which may include countries in Latin America, Europe or Asia. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the United States, and requirements for approval may differ from FDA requirements.

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

Research and Development

Our research and development engineering personnel have extensive experience in developing medical devices to treat joint and spine pathologies. Our engineers work closely with surgeons to design devices that are intended to improve patient care, simplify surgical techniques and reduce overall costs. In addition to constantly enhancing and improving our current product offerings, we are focusing our research and development efforts in novel approaches to total knee arthroplasty, spinal motion preservation devices and products that promote new fusion techniques and minimally invasive surgical techniques for reconstructive and spinal surgery. Our research and development efforts are part of our overall business plan to become a market leader in providing solutions for the reconstructive joint and spine markets. To further promote this strategy, we are focused on converting these research and development efforts into commercially viable products that incorporate minimally invasive techniques and quick recovery to improve patient outcomes across all of our products. Currently, our research and development staff is located in New Jersey, and we also engage the services of independent contractors in that state. However, we are considering expansion of this staff by hiring engineers in California as well. We expect our research and development costs to maintain the 2009 levels as we continue to expend significant resources to develop and commercialize our products and potential products.

We currently do not have any formal consulting arrangements with our surgeons. However, we work with surgeons informally to obtain their feedback to enhance our products and to identify product candidates that we would like to develop. We plan to work closely with product opinion leaders to develop and enhance our product portfolio. During the years ended December 31, 2009 and 2008, we spent approximately $1,003,000 and $1,332,000 on research and development

Manufacturing and Supply

We do not have a manufacturing facility, and we currently do not intend to build manufacturing facilities of our own in the foreseeable future. We utilize third-party vendors to manufacture all of our implants and instruments, including components of our products, while internally performing product design and quality assurance. We currently use a variety of manufacturers for our devices.

Our outsourced manufacturing process typically involves machining semi-completed raw materials for both our metal and polyethylene components that make up our joint replacement systems. After being machined, the parts are inspected and processed in preparation for final polishing and finishing as needed. Prior to being packaged, our parts are inspected again to ensure that they are within approved specifications. We also use components in our devices that we acquire from other companies. We distribute both sterile and non- sterile implants and instruments.

Our outsourcing strategy is targeted at companies that meet FDA Quality Standards and our internal policies and procedure standards. Supplier performance is maintained and managed through a corrective action program intended to ensure that all product requirements are met or exceeded. We believe these manufacturing relationships minimize our capital investment, help control and reduce costs and allow us to compete with larger volume manufacturers and sellers of spine surgery and reconstructive surgical products.

We currently utilize a variety of manufacturers for our products and rely on a limited number of sources for our product components that are manufactured by third parties. In the future, we may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it appropriate to do so.

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

Sales and Marketing

We primarily rely on third-party independent distributors to market and sell our products. In the future, we intend to increase the number of our internal sales and marketing personnel and further build our own sales and marketing infrastructure to market some of our products targeting surgeons in certain regions. We also intend to continue collaborating with third-party independent distributors, including large regional distributors.

Customers

During the year ended December 31, 2009, we had three hospital customers that comprised 28.1%, 22.7% and 13.2% of our net sales. During the year ended December 31, 2008, we had three hospital customers that comprised 44.3%, 11.9% and 11.3% of our net sales. The loss of any major hospital customer may have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Technology; Trademarks

Patents

We have applied for U.S. and foreign patents covering several of our implant components, and some of our surgical instrumentation. As of December 31, 2009, we had 20 issued patents and 19 pending domestic and foreign patent applications covering seven devices.

Patents and intellectual property will continue to be an important aspect of the orthopedic and spine industry. In this regard, we intend to vigorously defend our intellectual property rights. We believe that our patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. If some of our intellectual property and agreements relating to our products are deemed invalid, that action may have a material adverse effect on our financial condition and results of operations.

The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in diverting management's time and efforts, require us to pay damages and/or prevent us from marketing our existing or future products. Patent litigation typically involves complex factual and legal questions. The outcome of such litigation is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management's attention. Our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, the development, manufacture and sale of our products or potential products could be severely restricted or prohibited. Also, our competitors may independently develop similar technologies that are not restricted by other companies' patents, including ours. Due to the importance of our patents to our business, our market share can decline if we fail to protect our intellectual property rights.

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

Trademarks

At December 31, 2009, we had four registered trademarks with the U.S. Patent and Trademark Office, or USPTO, for the marks "Accin", "Align 360", "Vertebron" and "Cardo Medical"; we have an application pending for the mark and "A La Carte."

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

Regarding our spinal portfolio, we also face competition from a growing number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specified markets, include, Orthofix International N.V. (parent of Blackstone Medical, Inc.), Alphatec Spine Inc. (a subsidiary of Alphatec Holdings, Inc.), Wright Medical Group, Inc., and NuVasive, Inc.

Product Liability and Insurance

We are subject to potential product liability risks that are inherent in the design, marketing and sale of orthopedic implants and surgical instrumentation. We have implemented strict quality control measures and currently maintain product liability insurance in amounts that we believe are typical in the industry for companies with a comparable size to ours. Our insurance premiums are based on our sales. We evaluate our levels of product liability insurance annually, as well as the amount of retention carried compared to other comparable companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether we will be able to secure coverage in the future at a reasonable cost.

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

Legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business, financial condition or results of operations. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. We also cannot assure you that our products will be considered cost-

effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Employees

As of December 31, 2009, we employed 20 full-time employees.

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

  Risks related to our financial results;

  Risks related to our intellectual property and potential litigation; and

  Risks related to ownership of our common stock.

Risks Related to Our Business, Industry and Regulatory Matters

We may need to raise additional funds in the future to fund our operations and research, and these funds may not be available on acceptable terms, if at all.

We expect that proceeds from the 2009 private placements will be sufficient to meet working capital requirements through September 2010. However, actual working capital requirements may change as a result of various factors, including:

We anticipate spending significant amounts of cash on expanding our research and development, sales and marketing efforts, and product commercialization. We have available to us approximately $5 million in cash and cash equivalents, which we expect will not be sufficient for us to meet our anticipated cash requirements for at least the next 12 months However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through the sale of common and/or preferred stock and the success of management's plan to expand sales. Our actual capital requirements may change as a result of various factors, including:

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

Our primary goal as it relates to liquidity and capital resources is to attain the appropriate level of debt and equity and the resultant cash to implement our business plan. We will need to raise additional funds, which may not be available to us on favorable terms, if at all. If we raise capital by issuing equity or debt securities, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Further, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish or share rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we are unable to raise needed capital on terms acceptable to us, we may not be able to develop new products, enhance our existing products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We expect to incur significant losses, either directly or indirectly through the companies in which we develop our products, for at least the next fiscal year, and we cannot assure you that we will ever be profitable.

We expect to incur significant losses during the next fiscal year, either directly or indirectly through the companies in which we develop our products, as we expand our research and development activities, apply for regulatory approvals, develop additional technology and expand our operations. We cannot assure you that we will be successful in selling or licensing any of the products we might develop or predict the terms we may be able to obtain in any sales or licensing transaction.

We have a limited number of products currently available for sale and there is a high risk that our research and development efforts might not successfully generate any viable product candidates in the future.

We currently have nine products available for sale, all of which are in the early stages of distribution. Other than those nine products, we are in the preliminary stages of product identification and development, and have identified only a few potential additional products. We have not yet conducted preclinical studies or clinical testing on these potential additional products. It is unlikely that the few products that we have identified as potential candidates will actually lead to successful development efforts, and we do not expect any additional products resulting from our research to be commercially available for several years, if at all. Our leads for potential products will be subject to the risks and failures inherent in developing medical devices and products, including, but not limited to, the unanticipated problems relating to research and development, product testing, confirming intellectual property rights and non-infringement, regulatory compliance, manufacturing, marketing and competition. Additional expenses may exceed current estimates and, therefore, adversely affect our profitability.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Congress recently passed health care reform legislation. The President signed the measure into law on March 23, 2010, and, on March 30, 2010, the President signed into law a "reconciliation" bill that modifies certain provisions of the same. This legislation is considered by some to be the most dramatic change to the country's health care system in decades.

The principal aim of the law as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law's most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sales of the Company's products is unknown and speculative at this point.

The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers.

Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company's products and product candidates.

In addition to the new legislation discussed above, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. In addition to the taxes imposed by the new federal legislation, an expansion in government's role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, financial condition and results of operations, possibly materially.

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

Healthcare providers, such as hospitals that purchase medical devices for treating their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. These third-party payors may deny reimbursement if they feel that a device is not the most cost-effective treatment available, or was used for an unapproved indication. As such, surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures. The failure of surgeons to use our products, or the diminished use by surgeons, may have a material adverse impact on our business, financial condition and results of operations.

We also believe that future reimbursement from third-party payors may be subject to increased restrictions both in the U.S. and international markets. If we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance.

Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Particularly in the United States, third-party payors carefully review, and increasingly challenge, the prices charged for procedures and medical products. Also, greater numbers of insured individuals are receiving (and will continue to receive over the next decade) their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. Challenges by third-party payors to the prices charged for medical products and services, coupled with the increasing popularity of managed care programs, may result in hospitals and physicians seeking lower-cost alternatives to our products, the occurrence of which could materially adversely affect our business, financial condition and results of operations.

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

The medical device market is highly competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to encounter intense competition across our product lines and in each market in which our products are sold from various medical device companies, many of which are likely to have greater financial and marketing resources than us. Our primary competitors are Zimmer, J&J/DePuy Orthopaedics, Stryker and Biomet in the hips and knees market, and Medtronic/Sofamor Danek, J&J/DePuy Spine and Synthes in the spine market. In addition, we will face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate only in a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

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

Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

  larger and more well-established distribution networks;
  established relationships with a greater number of surgeons, hospitals, other healthcare providers and third-party payors;
  products supported by long-term clinical data;
  greater experience in obtaining and maintaining regulatory approvals or clearances for products and product enhancements;
  greater name recognition;
  greater access to manufacturers, vendors and raw materials for manufacturing medical devices;
  more expansive portfolios of intellectual property rights; and

  greater financial and other resources for product research and development, sales and marketing, intellectual property protection and litigation.

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

We currently use a variety of manufacturers for each of our devices. Our dependence on these manufacturers involves several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our manufacturers cease to provide us with sufficient quantities of our products in a timely manner or on terms acceptable to us, or cease to manufacture products of acceptable quality, we would have to seek alternative sources of manufacturing. We could experience delays while we locate and engage alternative qualified manufacturers, and we might be unable to engage alternative manufacturers on favorable terms, if at all. Any disruption or increased expenses relating to our supply source could harm our sales and marketing efforts and adversely affect our ability to generate revenue.

Loss of any major customer could have a material adverse effect on our business, financial condition and results of operations.

During the fiscal year ended December 31, 2009, three hospital customers accounted for approximately 64% of our net sales. The loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to retain long-term relationships with our major customers in the future.

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

We believe that our success depends in part on our ability to continually enhance and broaden our product offering in response to changing customer demands, competitive pressures and technologies and our ability to increase our market share. To achieve this growth, we have completed certain acquisitions, and intend to pursue other acquisitions of complementary businesses, products or technologies, in some cases instead of developing them ourselves. We may be unable to successfully complete any further acquisitions, or we may not be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, manufacturers or distributors. The success of any acquisition, investment or alliance undertaken will depend on a number of factors, including:

  our ability to identify suitable opportunities;

  our ability to finance any acquisition, investment or alliance;

  whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

  the strength of the other companies' products, underlying technology and ability to execute;

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

We are dependent on the services of Andrew A. Brooks, M.D. and Michael Kvitnitsky, and the loss of either of them could harm our business.

Our success depends in part upon the continued service of Andrew A. Brooks, M.D., who serves as our Chairman of the Board and Chief Executive Officer, and Michael Kvitnitsky, who serves as our President and Chief Operating Officer. Dr. Brooks and Mr. Kvitnitsky are critical to the overall management of our Company as well as to the development of our technology, our culture and our strategic direction. The loss of either Dr. Brooks or Mr. Kvitnitsky could have a material adverse effect on our business, results of operations and financial condition. We have not obtained and do not expect to obtain any key-person life insurance policies on Dr. Brooks or Mr. Kvitnitsky.

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

We continue to experience growth in, and will continue to pursue rapid growth in, the number and types of products we offer, the number of surgeons using our products, and the number of states in which our products are sold. This growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team, accounting systems and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with surgeons, distributors and hospitals, and our reputation could suffer.

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

If a key third party facility is affected by a natural or man-made disaster, we would be forced to rely on another third-party manufacturer. We do not have insurance for potential losses as a result of damages to these manufacturing facilities.

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

Certain additional or different risks inherent in engaging in international business include the following:

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

Legislation may be drafted from time to time and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device in the United States. In addition, FDA regulations and guidance often are revised or reinterpreted by the agency in ways that may significantly affect our business and our ability to commercialize our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of these changes, if any, may be. For example, on September 27, 2007, Congress enacted, and the President signed into law, the Food and Drug Administration Amendments Act of 2007. This law grants significant new powers to the FDA and imposes new obligations and requirements on both the FDA and FDA-regulated industries, including the medical device industry. In particular, this law requires, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. In addition, it reauthorizes the FDA to collect medical device user fees and amends the existing user fee program by, among other things, reducing device application fees and imposing new fees, including a new annual establishment registration fee. Also, the new law authorizes the FDA to establish a unique medical device identification system and expands the federal government's clinical trial registry and results databank to include, among other things, information on medical device clinical trials. While these new requirements undoubtedly will have a significant effect on the medical device industry, we cannot yet predict the extent of that effect on our company. As regulations, guidance and interpretations are issued by the FDA relating to the new legislation, its impact on the industry, as well as our business, will become clearer. Compliance with those regulations could require us to take additional steps, and incur additional costs, in manufacturing and labeling products.

We have not yet collected long-term clinical data to support the safety of our products, and our products may, therefore, prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our products that require FDA clearance or approval through the Section 510(k) clearance process, which is less rigorous than the PMA process and requires less supporting clinical data. As a result of using this expedited process, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated using the PMA process. Because of the lack of this in-depth data, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve outcomes. These results would reduce demand for our products, thereby preventing us from becoming profitable. If future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The medical device market has been particularly prone to costly product liability litigation. The time and costs of any product liability litigation we may face may materially adversely affect our business, financial condition or results of operations, even if we are ultimately victorious in any such litigation.

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

Risks Related to Our Financial Results

We are an orthopedic medical device company with a limited operating history and our business may not become profitable.

We are an orthopedic medical device company with a limited operating history. We began commercial sales in 2007. We currently have the following nine products with Section 510(k) marketing clearance from the FDA: (1) Cardo Align 360TM Posterior-Stabilized Total Knee System; (2) Cardo Align 360TM Cruciate Retaining Knee System; (3) Cardo Align 360TM Unicompartmental Knee (used in partial knee replacement procedures); (4) Cardo Align 360TM Patello-Femoral Replacement (used in partial knee replacement procedures); (5) Cardo Total Hip System (used in total hip replacement procedures); (6) Cardo Bipolar Hip System (two-piece product used in femoral head replacement procedures); (7) Cardo Monopolar Hip System (one-piece product used in femoral head replacement procedures); (8) Cardo Cervical Plate (used in neck fusion procedures); and (9) Cardo Pedicle Screw System (used in lumbar spine fusion procedures).

The success of our business will depend, in part, on our ability to develop and obtain regulatory clearances or approvals for enhancements to our products or for planned products, which we may be unable to do in a timely manner, or at all. Our success and ability to generate revenue or be profitable also depends on our ability to establish our sales and marketing force, generate product sales and control costs, all of which we may be unable to do. In addition, we may not be successful in our research and development efforts to develop enhancements of these products or to develop new products.

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

Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain and our sales are difficult to forecast.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and sales are difficult to forecast. These fluctuations also may affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

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

Congress is considering several significant changes to the U.S. patent laws, including changing from a "first to invent" to a "first inventor to file" system, requiring that patent lawsuits be brought in the forum of the defendant, requiring the apportionment of patent damages, and creating a post-grant opposition process to challenge patents after they have issued. Further, changes to a foreign country's intellectual property laws can occur and result in a negative effect on our current rights or our ability to obtain or enforce rights in the future.

The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in diverting management's time and efforts, require us to pay damages, and/or prevent us from marketing our existing or future products.

The medical device market in which we primarily participate is in large part technology-driven. Physician customers move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex, unpredictable, time-consuming and costly. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

Certain product categories, including pedicle screws, have been subject to significant patent litigation in recent years. Since we sell orthopedic and spinal devices, such as pedicle screws, knee replacement devices, and cervical plates, and we recently introduced our pedicle screw system, any related litigation could harm our business.

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

For the reasons indicated above, enforcing our intellectual property rights may be costly, difficult and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time- consuming and could divert our management's attention.

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

A patent infringement suit brought against us or any strategic partners or licensees may force us or any strategic partners or licensees to stop or delay developing, using, manufacturing, importing or selling potential products that are claimed to infringe a third party's intellectual property, unless that party grants us or any strategic partners or licensees rights to use its intellectual property. In those cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if we, any strategic partners or licensees were able to obtain rights to the third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

In connection with our acquisition of the assets of Accin Corporation ("Accin") in May 2007 (through our ownership of Accelerated Innovation ("Accelerated Innovation"), one of our former subsidiaries) and as a result of the reverse merger we completed in August 2008 (the "Merger"), we assumed the responsibility for any litigation or claims related to Accin's business, including product liability claims relating to products previously sold by Accin. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant.

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

Our relationship with surgeons, hospitals and the marketers of our products are subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretations, and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated. Certain states in which we market our products have similar anti- kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with surgeons, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

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

The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. We cannot assure you that federal or state regulatory authorities will not challenge or investigate our current or future activities under these laws. Any challenge or investigation could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time- consuming. Additionally, we cannot predict the impact of any changes in these laws, and whether or not they will be retroactive.

Risks Related to Ownership of Our Common Stock

Our common stock may be thinly traded.

There is a very minimal public market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock will likely be thinly traded compared to larger more widely known companies.

Trades of our common stock are conducted on the OTC Bulletin Board. We anticipate applying for listing of our common stock on NYSE AMEX LLC. We cannot ensure that we will be able to satisfy the listing standards of the NYSE AMEX LLC or that our common stock will be accepted for listing. Should we fail to satisfy the initial listing standards of the NYSE AMEX LLC, or our common stock is otherwise rejected for listing and remains listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors, many of which are generally beyond our control. These factors may include:

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

The stock market in general and the stocks of medical device companies in particular have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation which would be expensive and divert management's attention and resources from managing the business.

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

Anti-takeover provisions in our charter documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company or changes in our Board of Directors that our stockholders might consider favorable. Some of these provisions:

  impose limitations on our stockholders to call special stockholder meetings; and

  authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of the common stock.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including to delay or impede a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change in control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

Because our common stock may be a "penny stock," it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a "penny stock" if, among other things, the stock price is below $5.00 per share, we are not listed for trading on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange, or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker also must give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In addition, broker-dealers must provide customers that hold penny stock in their accounts with that broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

A significant number of shares will become eligible for future sale by our stockholders and the sale of those shares could adversely affect the stock price.

A number of our outstanding shares of common stock are eligible for resale by our stockholders. Furthermore, a significant number of additional shares will become eligible for resale beginning August 29, 2010, or sooner, as a result of the expiration of lock up provisions or other restrictions on resale. If our stockholders whose shares are, or hereafter become eligible for resale, sell or attempt to sell their stock in the public market, the trading price of our common stock could decline.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of December 31, 2009, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 58.1% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our stock price could decline as a result of our failure to meet reporting and other regulatory requirements.

Our management team is responsible for our operations, reporting and compliance. Our failure to comply with the Sarbanes- Oxley Act, once our Company becomes subject thereto, and/or the reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a small public company also requires us to make forward-looking statements about future operating results and to provide some guidance to the public markets. Our management team has limited experience serving in a managerial capacity in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or any stock market upon which our stock is traded.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires management's annual review and evaluation of our internal control systems. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal systems and procedures. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting.

Privately-held businesses are not subject to the same requirements for internal controls as public companies. While we intend to address any material weaknesses at acquired companies, there is no assurance that this will be accomplished. If we fail to strengthen the effectiveness of acquired companies' internal controls, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

Our status as a public company may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As an operating public company, we expect the continued adherence to these rules and regulations will maintain or increase our compliance costs in 2010 and beyond and to make certain activities more time-consuming and costly than if we were not an operating public company. As an operating public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new regulations promulgated by the SEC and rules promulgated by the NYSE AMEX LLC and other national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If future operations or acquisitions are financed through issuing equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We expect to issue additional equity securities pursuant to employee benefit plans. The issuance of shares of our common stock upon the exercise of options may result in dilution to our stockholders.

We do not intend to pay cash dividends. Any return on investment may be limited to the value of our common stock, if any.

We have never declared or paid cash dividends on our capital stock (other than certain dividends that may have been paid by CKST in or before 2005). We currently expect to use available funds and any future earnings to develop, operate and expand our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be an investor's only source of potential gain from our common stock for the foreseeable future.

Our Certificate of Incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. The Board of Directors, without any action by our stockholders, may designate and issue shares in classes or series as the Board of Directors deems appropriate and establish the rights, preferences and privileges of those shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

As of December 31, 2009, we lease a warehouse facility in Van Nuys, California (near Los Angeles) under a month-to-month operating lease. We also lease office and warehouse facilities in Beverly Hills and Clifton, New Jersey (near New York City) under operating leases that expire in July 2010 and August 2012, respectively. We believe our facilities are adequate for our needs.

Item 3. Legal Proceedings

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that there are any proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CDOM.OB." The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2009 and 2008, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions. All information related to stock price and numbers of common stock are post-split, which reflect a reverse split with clickNsettle.com which occurred in March of 2008.

	High	Low
Fiscal Year 2008
First Quarter	$3.90	$1.60
Second Quarter	$2.25	$1.05
Third Quarter	$2.90	$1.10
Fourth Quarter	$1.90	$1.25

Fiscal Year 2009
First Quarter	$2.25	$0.52
Second Quarter	$1.49	$0.65
Third Quarter	$1.15	$0.60
Fourth Quarter	$1.80	$0.35

As of March 30, 2010, there were approximately 262 registered holders of record of the common stock.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Recent Sales of Unregistered Securities; Use of proceeds From Registered Securities.

On October 16, 2009, Cardo Medical, Inc. issued a total of 485,714 shares of common stock, par value $0.001 per share of the Company, to two accredited investors at a purchase price of $0.35 per share for aggregate gross proceeds of $170,000. The shares had a 24-month lock up provision. The Company relied on the exemption provide by Section 4(2) of the Securities Act of 1933, as amended for the issuance of shares of common stock in Cardo Medical, Inc., which exception the Company believes is available because the securities were not offered pursuant to a general solicitation and the status of the investors as "accredited investors" as defined in Regulation D of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

Not Applicable.

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

Overview

Cardo Medical, Inc. is an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we are focused on developing surgical devices, instrumentation and techniques that will enable surgeons to move what are typically inpatient surgical procedures to the outpatient world. We commercialize our reconstructive joint devices through our Reconstructive division and our spine devices through our Spine division. We launched and commenced sales of our first product in late 2006, which was a high performance unicompartmental knee replacement. We commenced sales of our other reconstructive products in 2007 and our spine products in 2008.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor's understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred income tax assets and the allocation of the purchase price paid for the minority interests in Uni, Cervical and Accelerated Innovation. Given the short operating history of Cardo, actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when it's realizable and earned. Management considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Persuasive evidence of the arrangements occurs when we receive a signed contract from the hospital in which the surgery will be performed. Within that contract is the price at which the hospital will buy the device. Delivery occurs on the day of surgery when the device is implanted by the surgeon. Collectability is reasonably assured as we have continuing relationships with the hospitals and can pursue collections if necessary. As we do not accept returns and do not have any post-sale obligations, the date of revenue recognition is on the date of surgery.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include a royalty agreement, developed technology and customer relationships which are amortized on a straight-line basis over 2 to 10 years. Goodwill and other intangible assets were generated when Cardo acquired the non-controlling interests of Accelerated, Cervical and Uni (refer to Note 9).

Goodwill and Long-Lived Assets Impairment

Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that potentially indicate that the carrying amount of the assets may not be recoverable. Management concluded that there were no such events or changes in circumstances during 2009. The Company conducts its annual evaluations for impairment at the end of the fourth quarter of each year. Goodwill impairment testing compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require the Company's management to make certain assumptions and estimate future revenues and profitability.

Based on the assessment performed for the year ended December 31, 2009, management determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets' carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009. During the annual evaluation for the year ended December 31, 2008, there was no projected revenue for the internally-developed spine product reporting unit related to Cervical. Accordingly, the Company performed a valuation of the goodwill related to the Spine reporting unit. Management used the discounted cash flow method by which it was determined that the goodwill no longer had any value. Consequently, the Company recognized $1,457,000 of impairment charges during the year ended December 31, 2008.

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

Share Based Payment

In order to determine compensation on options issued to consultants, and employees' options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Management estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. Management also considers whether the requisite service has been rendered when recognizing compensation costs. Expected volatilities are based on the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of our options. We also measure the volatility of other public companies with similar size and industry characteristics to us for the same period. These measurements are averaged and the result is used as expected volatility. As there is no history of option lives at our company, the expected term of options granted is the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate is based on an analysis of the nature of the recipients' jobs and relationships to us.

Income Taxes

On August 29, 2008, Cardo LLC consummated a reverse merger with CKST thereby adopting CKST as the taxpaying entity.

Our deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. The estimated value of the deferred tax assets are subject to significant change based on the company's future profitability. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

In June 2008, the Financial Accounting Standards Board ("FASB") sought to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FASB prescribed a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As such, we may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. Based on this analysis, our tax position is unlikely to change.

Inventory

Inventory is stated at the lower of cost or net realizable value as determined by assessing the gross profit less selling costs of each inventory item. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work-in-process consists of fabrication costs paid relating to items not physically received. Finished goods are completed knee, spine and hip replacement products ready for resale to customers.

At each balance sheet date, management evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, we consider current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. We did not have any inventory considered by management to be excess or obsolete as of December 31, 2009. Based on the forecasted sales amounts, we do not expect any changes in net realizable value in the near future.

Recent Accounting Pronouncements

In July 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles, which will become the single source of authoritative GAAP recognized by the FASB.  ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB Accounting Standards Codification ("ASC")TM will supersede all then existing non-SEC accounting and reporting standards.  The ASC became effective for interim and annual reporting periods ending after September 15, 2009.  We adopted ASC 105-10 during the quarter ended September 30, 2009.

In May 2009, the FASB provided guidance on management's assessment of subsequent events.  It is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, Subsequent Events, with some modifications.  We adopted this guidance during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, FASB provided further guidance on fair value measurements and disclosures. It does not change the definition of fair value as previously detailed, but provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. We adopted this guidance during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to provide additional disclosure requirements for other-than-temporary impairments for debt and equity securities. The FASB addressed the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. We adopted this amendment during the quarter ended June 30, 2009. The adoption of this amendment did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB required that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. We adopted these requirements during the quarter ended September 30, 2009. The adoption of these requirements did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB amended the standard for transfers and servicing of financial assets and extinguishments of liabilities. The amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies and changes other sale-accounting criteria, changes the initial measurement of a transferor's interest in transferred financial assets and requires additional new disclosures. The new guidance will be effective January 1, 2010 for calendar year-end companies. We have not completed its evaluation, but do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In June 2009, the FASB revised the standard for the consolidation of variable-interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The new standard will be effective January 1, 2010 for calendar year-end companies. We have not completed our evaluation, but do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

Results of Operations and Financial Condition for the Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

The following are the consolidated results of our operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

(In thousands)	Years Ended
	December 31,
	2009	2008	Variance

Net sales	$1,869	$1,268	$601
Cost of sales	380	197	183
Gross profit	1,489	1,071	418
Research and development expenses	1,003	1,332	(329)
Selling, general and administrative expenses	5,588	3,914	1,674
Impairment charges	-	1,457	(1,457)
Loss from operations	(5,102)	(5,632)	530
Interest income (expense), net	24	(20)	44
Loss before income tax provision	(5,078)	(5,652)	574
Provision for income taxes	-	-	-
Net loss	(5,078)	(5,652)	574
Less: Net income attributable to non-controlling interest	-	(148)	148
Net loss attibutable to Cardo Medical, Inc.	$(5,078)	$(5,800)	$722

Revenues

Net sales for the year ended December 31, 2009 increased by $601,000, or 47%, as compared to 2008. Wider acceptance of our Hip and Spine products by orthopedic and back surgeons resulted in higher sales volume in 2009. We experienced substantial growth in Spine sales, an increase of $191,000, in 2009 compared to 2008. Hip product sales were $393,000 in 2009 compared to $66,000 in 2008. Knee and Hip products accounted for 83% of sales for the year ended December 31, 2009. In 2008, these products accounted for 94% of sales.

Gross Profit and Cost of Sales

Cost of sales for the year ended December 31, 2009 increased by $183,000, or 93%, as compared to 2008 primarily due to increased sales volume on the products mentioned above. However, our gross profit percentage for 2009 was 79.7%, representing a decrease from 84.5% in 2008. This decrease was primarily a result of a variation of sales mix during the current year. In 2008, our knee products accounted for over 85% of sales; however, knee products only accounted for approximately 60% of sales in 2009. Our knee products ordinarily result in higher profit margins than our hip and spine products. As acceptance of our reconstructive and spine products continues to grow, it is expected that our 2010 profit margins will remain mostly consistent with 2009 but significant fluctuations in our sales mix can have an impact on the overall gross profit.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2009 decreased by $329,000, or 25%, from the corresponding period in 2008. In 2009, prototype costs were approximately $376,000 and were mostly attributable to our total knee and patellofemoral knee product research. The remainder of the 2009 expense is mostly attributable to labor costs. During the same period in 2008, prototypes costs were approximately $155,000. The prior year included $938,000 of in-process research and development expenses acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2009 increased by $1,674,000, or 43%, as compared to the same period in 2008. Payroll and related costs increased significantly in 2009 which reflects our fully staffed operations for the entire year compared to only part of the year in 2008. During 2008, we incurred $1,346,000 in legal and accounting fees which were primarily associated with the reverse merger transaction with CKST which occurred on August 29, 2008. With the reverse merger complete, such costs were reduced to $867,000 in 2009. Depreciation and amortization expense was $1,207,000 in 2009 compared to $561,000 in 2008. The increase was a result of increased capital expenditures required for instrumentation and other equipment necessary to support our anticipated growth. Amortization expense of intangible assets acquired in connection with the purchase of the non-controlling interest in Accelerated Innovation, LLC in June 2008, as well as amortization of capitalized license fees increased $326,000 in 2009 which reflects a full year of amortization compared to only part of 2008. Commission expense, which increased consistently with sales, increased $132,000 in 2009 compared to 2008. Other operating costs such as rent, warehouse and postage increased moderately in 2009 which reflected our increased facility space, inventory levels and overall volume of business transactions.

Impairment Expenses

Management conducted an analysis for recoverability of its goodwill, intangible and long-lived assets during 2009. Our analysis did not result in any impairment charges. In 2008, we recognized $1,457,000 in goodwill impairment for the Cervical Xpand LLC purchase.

Interest Income (Expense)

Interest income of $24,000 was earned on excess funds that were not being utilized for immediate working capital purposes. Net interest expense for the year ended December 31, 2008 amounted to $20,000, which consisted of interest expense of $48,000 relating to a note payable that was issued in February 2008 and repaid in July 2008, offset by interest income of $28,000.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $4.8 million for the year ended December 31, 2009 in contrast to approximately $2.7 million for the year ended December 31, 2008. The most significant uses of cash related to the build up inventory levels, research and development costs and salaries.

Net cash used by investing activities was approximately $2.4 million for the year ended December 31, 2009 compared to approximately $1.8 million in 2008. In 2009, we purchased substantially all of the assets of Vertebron, Inc., primarily their spine inventories, for $1.3 million and added over $1 million of instrumentation and other property and equipment. The cash used by investment activities in 2008 primarily was attributable to the purchase of Cervical, Uni, Accerated Innovation and the reverse merger with CKST, as well as purchases of instrumentation and other equipment of $515,000.

Our net cash provided by financing activities was approximately $9 million for the year ended December 31, 2009 compared to approximately $6.7 million in 2008. During 2009, we completed a private placement in June that provided nearly $3.1 million, net of direct costs, and another private placement in November for approximately $5.9 million, net of direct costs. The cash provided by financing activities in 2008 consisted of the proceeds from capital contributions in 2008, the proceeds of which were used to acquire the remaining minority interests of Cervical, Uni and Accelerated Innovation.

In order to achieve our growth objectives, we are considering different strategies, including organic sales increases with new and existing health care facilities and growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

Over the next 12 months, we intend to use our working capital to accelerate our research and product development, to add sales and marketing personnel, to increase in-house vendor-related operations, and to increase our inventory and instrumentation levels.

In the last fiscal quarter of 2009 we used $1,170,000 in order to complete the Vertebron transaction and raised net proceeds of approximately $5,871,000 through a private placement. With this recent net cash infusion, the available funds are still not projected to meet all of our working capital needs for the next twelve months. At December 31, 2009, we had approximately $4,973,000 in cash. We anticipate that we will sustain losses through the first three quarters of 2010, and may require outside sources of additional capital to supplement operations which creates substantial doubt about our ability to continue as a going concern.

Management intends to use borrowings and/or securities sales to provide additional cash to fund our operations. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our own securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

We have contractual operating lease obligations on our warehouse and office facilities in Beverly Hills, California and Clifton, New Jersey whose aggregate minimum annual payments are as follows for the years ending December 31:

(In thousands)

2010	$161
2011	81
2012	54
$296

Forward Looking Statements-Safe Harbor

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed in "Risk Factors". Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and the risk factors set forth herein in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider are included in "Risk Factors" beginning on page 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Cardo Medical, Inc.

For the Years Ended December 31, 2009 and 2008

Documents filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Accounting Firm for the years ended December 31, 2009 and 2008

Financial Statements

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Cardo Medical, Inc.

We have audited the accompanying consolidated balance sheets of Cardo Medical, Inc. (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended December 31, 2009. These financial statements are the responsibility of the management of Cardo Medical, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardo Medical, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the two years in the period ended December 31, 2009 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations, negative cash flows from operations, an accumulated deficit and limited cash to fund future operations. These matters, among others, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
March 31, 2010

CARDO MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2009	2008

Assets

Current assets
Cash	$4,973	$3,095
Accounts receivable	307	186
Inventories	3,256	942
Prepaid expenses and other current assets	65	107
Total current assets	8,601	4,330

Property and equipment, net	1,228	716
Goodwill	1,233	1,233
Intangible assets, net	4,353	5,003
Deposits and other assets, net	173	192
Total assets	$15,588	$11,474

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$851	$777
Total liabilities	851	777

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized, authorized, 230,293,141 and 203,360,271 issued and outstanding as of
December 31, 2009 and 2008, respectively	230	203
Additional paid-in capital	25,722	16,631
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(11,165)	(6,087)
Total stockholders' equity	14,737	10,697
Total liabilities and stockholders' equity	$15,588	$11,474

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Years Ended
	December 31,
	2009	2008

Net sales	$1,869	$1,268
Cost of sales	380	197
Gross profit	1,489	1,071
Research and development expenses	1,003	1,332
Selling, general and administrative expenses	5,588	3,914
Impairment charges	-	1,457
Loss from operations	(5,102)	(5,632)
Interest income (expense), net	24	(20)
Loss before income tax provision	(5,078)	(5,652)
Provision for income taxes	-	-
Net loss	(5,078)	(5,652)
Less: Net income attributable to non-controlling interest	-	(148)
Net loss attibutable to Cardo Medical, Inc.	$(5,078)	$(5,800)

Net loss available to common stockholders per share:
Basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	207,455,258	168,762,052

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Note
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated	Non-controlling
	Shares	Amount	Capital	Stockholder	Deficit	Interest	Total

Balance, December 31, 2007	133,440,954	$133	$1,442	$-	$(287)	$634	$1,922

Capital contribution	58,641,744	59	12,915	(900)	-	-	12,074
Reverse merger transaction	11,277,573	11	2,231	-	-	-	2,242
Collection of note receivable	-	-	-	850	-	-	850
Acquisition of non-controlling interest of Uni	-	-	-	-	-	(15)	(15)
Acquisition of non-controlling interest of Cervical	-	-	-	-	-	20	20
Acquisition of non-controlling interest of Accelerated	-	-	-	-	-	(787)	(787)
Fair value of vested stock option grants	-	-	43	-	-	-	43
Net loss	-	-	-	-	(5,800)	148	(5,800)
Balance, December 31, 2008	203,360,271	203	16,631	(50)	(6,087)	-	10,697

Issuance of common stock for private placements	26,932,870	27	8,984	-	-	-	9,011
Fair value of vested stock option grants	-	-	107	-	-	-	107
Net loss	-	-	-	-	(5,078)	-	(5,078)
Balance, December 31, 2009	230,293,141	$230	$25,722	$(50)	$(11,165)	$-	$14,737

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(5,078)	$(5,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,207	561
Stock option compensation	107	43
Impairment charges	-	1,457
In-process research and development expenses	-	938
Net income attributable to non-controlling interest	-	148
Changes in operating assets and liabilities:
Accounts receivable	(121)	22
Inventories	(1,013)	(505)
Prepaid expenses and other current assets	42	9
Accounts payable and accrued expenses	73	431
Net cash used in operating activities	(4,783)	(2,696)

Cash flows from investing activities
Purchases of property and equipment	(1,018)	(515)
Acquisition of Vertebron, Inc. assets	(1,300)	-
Increase in deposits and other assets	(32)	(79)
Proceeds from reverse merger transaction with Clicknsettle.com, Inc.	-	2,245
Payments made to acquire minority interest of subsidiaries	-	(3,487)
Net cash used in investing activities	(2,350)	(1,836)

Cash flows from financing activities
Proceeds from private placements, net of issuance costs	9,011	-
Capital contributions	-	12,924
Proceeds from notes payable	-	1,200
Repayment of notes payable	-	(1,200)
Distributions to Accin shareholders	-	(6,201)
Net cash provided by financing activities	9,011	6,723
Net change in cash	1,878	2,191
Cash, beginning of period	3,095	904
Cash, end of period	$4,973	$3,095

Supplemental disclosure of cash flow information:
Interest paid	$-	$48
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Capital contributions through note receivable from members	$-	$50
Asset acquisition (See Note 7):
Assets acquired	$1,300	$-
Cash consideration for assets acquired	$1,300	$-

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardo Medical, Inc. ("Cardo" or the "Company") is an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, Cardo intends to focus on the higher-growth sectors of the orthopedic industry, such as advanced minimally invasive instrumentation and bone-conserving high performance implants. Cardo is focused on developing surgical devices that will enable surgeons to bridge the gap between soft tissue-driven sports medicine techniques and classical reconstructive surgical procedures.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of Cardo, Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation. The non-controlling and minority interests in these companies was represented by a single balance in the consolidated balance sheet at December 31, 2007 (see Note 9). During the year ended December 31, 2008, the Company acquired the minority interests in Uni and Cervical, and the non-controlling interest in Accelerated. Therefore, there was no non-controlling or minority interest balance included in the consolidate balance sheet as of December 31, 2008.

For the period from August 29, 2008 to December 31, 2008, the consolidated financial statements also include the accounts of clickNsettle.com, Inc. ("CKST"), with whom the company completed a reverse merger on that date (see Note 11).

Management's Plan

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, an accumulated deficit and limited cash to fund future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. As more fully described in Note 10, the Company has been able to raise over $9 million net proceeds in 2009 through private placements of its securities. Notwithstanding success in raising this type of financing, there continues to be substantial doubt about the Company's ability to continue as a going concern.

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

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred income tax assets and the allocation of the purchase price paid for the minority interests in Uni, Cervical and Accelerated. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. Cash and cash equivalents are stated at cost, which approximates market value. The Company has not experienced any losses related to this concentration of risk.

Accounts Receivable

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance. The Company does not require collateral for trade accounts receivable and has not experienced any significant write-offs. Management believes that the full balance of accounts receivable as of December 31, 2009 is collectible.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items currently in production. Finished goods are completed knee, spine and hip replacement products ready for sales to customers. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. The Company did not have any inventory considered by management to be excess or obsolete as of December 31, 2009 or 2008.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include a royalty agreement, developed technology and customer relationships which are amortized on a straight-line basis over 2 to 10 years. Goodwill and other intangible assets were generated when Cardo acquired the non-controlling interests of Accelerated, Cervical and Uni (refer to Note 9).

Goodwill and Long-Lived Assets Impairment

Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that potentially indicate that the carrying amount of the assets may not be recoverable. Management concluded that there were no such events or changes in circumstances during 2009. The Company conducts its annual evaluations for impairment at the end of the fourth quarter of each year. Goodwill impairment testing compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require the Company's management to make certain assumptions and estimate future revenues and profitability.

Based on the assessment performed for the year ended December 31, 2009, management determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets' carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009. During the annual evaluation for the year ended December 31, 2008, there was no projected revenue for the internally-developed spine product reporting unit related to Cervical. Accordingly, the Company performed a valuation of the goodwill related to the Spine reporting unit. Management used the discounted cash flow method by which it was determined that the goodwill no longer had any value. Consequently, the Company recognized $1,457,000 of impairment charges during the year ended December 31, 2008.

Other Assets

In September 2007, the Company entered into an agreement with a manufacturer to market and distribute their uni-polar and mono-polar hip products. As part of this agreement, the manufacturer granted non-exclusive licenses to the Company to use certain information and improvements so that the Company may obtain regulatory approval for the products that are the subject of the agreements, and in connection with the Company's commercialization of those products. The total costs capitalized totaled $255,000 as of December 31, 2009 and 2008. The amounts are being amortized using the straight-line method over a period of five years, which represents the contractual life of the agreement. Amortization expense related to other assets was $51,000 for each of the years ended December 31, 2009 and 2008.

Fair Value of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company's accounts receivable, inventories, prepaid expenses, deposits, accounts payable and accrued expenses as of December 31, 2009 and 2008 approximate fair value.

Share-Based Payment

The Company recognizes equity-based compensation using the fair value of stock option awards on the date of grant using an option-pricing model. Accordingly, compensation cost for stock options is calculated based on the fair value at the time of the grant and is recognized as expense over the vesting period of the instrument in general and administrative expense in the accompanying consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue when it is realizable and earned. The Company considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Persuasive evidence of the arrangements occurs when the Company receives a signed contract from the hospital in which the surgery will be performed. Within that contract is the price at which the hospital will buy the device. Delivery occurs on the day of surgery when the device is implanted by the surgeon. Collectability is reasonably assured as Cardo has continuing relationships with the hospitals and can pursue collections if necessary. As the Company does not accept returns and does not have any post-sale obligations, the date of revenue recognition is on the date of surgery.

Shipping and Handling Costs

The Company delivers its products to the customers and includes these costs in revenue. The related costs are considered necessary to complete the revenue cycle. Therefore, the Company records these costs as a component of the cost of goods sold.

Advertising Costs

The Company did not incur any advertising costs during the years ended December 31, 2009 and 2008.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new product lines and technology. These costs are primarily payroll and payroll related expenses and various sample parts. Research and development costs are expensed as incurred.

Acquired in-process research and development ("IPR&D") costs are fair valued using methods appropriate to the circumstances. Prior to the adoption of current accounting guidance, the Company expensed IPR&D costs at the acquisition date. Under current U.S. GAAP, the Company would capitalize IPR&D and amortize it over the expected lives of its component projects.

See Note 12 regarding IPR&D acquired in our purchase of the non-controlling interest in Accelerated.

Income Taxes

Prior to June 17, 2008, Cardo and its subsidiaries were flow-through entities from an income tax standpoint. Income generated in these entities was not taxed at the entity level, but rather, the income passed directly through to the owners' individual income tax returns. As a result, there is no provision for income tax for any period prior to this date.

On June 17, 2008, Cardo made an election with the Internal Revenue Service to be taxed as a corporation, meaning that any taxable income generated by Cardo and subsidiaries will be taxed at the Cardo level. On August 29, 2008, in connection with the reverse merger with CKST, Cardo adopted CKST as the taxpaying entity.

Deferred income tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred income tax asset is recorded when it is more likely than not that some portion of the deferred income tax asset will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

The Company recognizes all material tax positions, including all significant uncertain tax positions in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company because they are anti-dilutive.

Concentrations and Other Risks

As of December 31, 2009, the Company had four customers that accounted for 28.2%, 15.6%, 15.4% and 10.0% of its accounts receivable. The Company had three customers that comprised 28.1%, 22.7% and 13.2% of the Company's net sales for the year ended December 31, 2009.

As of December 31, 2008, the Company had five customers that accounted for 23.1%, 16.4%, 15.4%, 12.1% and 10.5% of its accounts receivable. The Company had three customers that comprised 44.3%, 11.9% and 11.3% of the Company's net sales for the year ended December 31, 2008.

Comprehensive Loss

Comprehensive loss consists solely of the Company's net loss during the years ended December 31, 2009 and 2008. As such, there is no statement of comprehensive income in these consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events and transactions through the filing date of this Annual Report on Form 10-K.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. During the unaudited interim periods of 2009, research and development labor costs were included in selling, general and administrative expenses. These costs have been reclassified accordingly as of December 31, 2009.

Recent Accounting Pronouncements

In July 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles, which will become the single source of authoritative GAAP recognized by the FASB.  ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB Accounting Standards Codification ("ASC")TM will supersede all then existing non-SEC accounting and reporting standards.  The ASC became effective for interim and annual reporting periods ending after September 15, 2009.  Cardo adopted ASC 105-10 during the quarter ended September 30, 2009.

In May 2009, the FASB provided guidance on management's assessment of subsequent events.  It is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, Subsequent Events, with some modifications.  The Company adopted this guidance during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2009, FASB provided further guidance on fair value measurements and disclosures. It does not change the definition of fair value as previously detailed, but provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Cardo adopted this guidance during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2009, the FASB amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to provide additional disclosure requirements for other-than-temporary impairments for debt and equity securities. The FASB addressed the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Cardo adopted this amendment during the quarter ended June 30, 2009. The adoption of this amendment did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2009, the FASB required that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. Cardo adopted these requirements during the quarter ended September 30, 2009. The adoption of these requirements did not have a material impact on the Company's results of operations, financial position or cash flows.

In June 2009, the FASB amended the standard for transfers and servicing of financial assets and extinguishments of liabilities. The amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies and changes other sale-accounting criteria, changes the initial measurement of a transferor's interest in transferred financial assets and requires additional new disclosures. The new guidance will be effective January 1, 2010 for calendar year-end companies. The Company has not completed its evaluation, but does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In June 2009, the FASB revised the standard for the consolidation of variable-interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The new standard will be effective January 1, 2010 for calendar year-end companies. The Company has not completed its evaluation, but does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

2. INVENTORY

The Company's inventory consisted of the following as of December 31:

(In thousands)	2009	2008

Packaging materials	$24	$-
Work in process	360	161
Finished goods	2,872	781
	$3,256	$942

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

(In thousands)	2009	2008

Instrumentation	$1,778	$832
Computer equipment	133	115
Furniture and fixtures	38	2
Warehouse equipment	13	-
Tenant improvements	5	-
	1,967	949
Less: accumulated depreciation	(739)	(233)
	$1,228	$716

Depreciation expense for the years ended December 31, 2009 and 2008 was $506,000 and $185,000, respectively. Depreciation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

4. INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

(In thousands)	2009	2008

Royalty agreement	$2,034	$2,034
Customer contracts	294	294
Complete technology	3,000	3,000
	5,328	5,328
Less: accumulated amortization	(975)	(325)
	$4,353	$5,003

The royalty agreement and complete technology are being amortized on a straight-line basis over a ten year life. The customer contracts are being amortized over a two year life. The useful lives of these assets are estimated based on their planned use and revenue forecasts for the products related to each intangible asset.

Amortization expense related to the intangible assets was $650,000 and $325,000 for the years ended December 31, 2009 and 2008, respectively. Future amortization expense for these assets is as follows for the years ending December 31:

(In thousands)

2010	$577
2011	503
2012	503
2013	503
2014	503
Thereafter	1,764
$4,353

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31:

(In thousands)	2009	2008

Accounts payable	$488	$348
Accrued commissions	97	34
Accrued vacation	73	42
Accrued professional fees	70	211
Accrued payroll	34	25
Other accrued expenses	89	117
	$851	$777

6. NOTES PAYABLE

On February 6, 2008, the Company borrowed $1.2 million from the trustee of a member (that is a trust) to make a down payment on the purchase price for the minority interests in Uni and Cervical. The note accrued interest at 10% per annum and was due in full, along with any accrued interest, on July 6, 2008. The note was collateralized by all assets of the Company and is personally guaranteed by the majority member of the Company.

In July 2008, the principal balance of $1.2 million was repaid, along with all accrued interest amounting to $48,000.

7. VERTEBRON TRANSACTION

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

As a result of the Order, on September 30, 2009, Cardo entered into an Asset Purchase Agreement (the "Vertebron Agreement") with Vertebron, as a debtor-in-possession, to purchase substantially all of Vertebron's assets, primarily consisting of inventories, excluding certain assets, such as accounts receivable, cash and cash equivalents as of the closing date. Pursuant to the Vertebron Agreement, the purchase price for the assets was $1.3 million.

As of September 30, 2009, Cardo submitted deposits required by the Bankruptcy Court totaling $130,000. On October 1, 2009, the Company completed the transaction by wiring the $1.17 million balance due under the Agreement. Pursuant to the Vertebron Agreement, Cardo did not establish control of the assets acquired in this transaction until full consideration was received by Vertebron.

Following management's analysis of the transaction, it was determined that the assets acquired under the Agreement would be accounted for as an asset purchase and not a business combination. Accordingly, the entire purchase price of $1.3 million was allocated to Vertebron's spine inventory.

8. ACCIN TRANSACTION

On April 6, 2007, Cardo was organized by a group of investors who made an initial capital contribution amounting to an aggregate of $5 million. On May 21, 2007, (1) Cardo contributed $3.75 million to Accelerated and (2) Accin Corp. ("Accin"), a related party company through a common shareholder, contributed all of its net business assets, with a net book value of $866,819, to Accelerated. In exchange for this contribution, Cardo got 37.5% of the ownership interests in Accelerated and Accin got the remaining 62.5% of the ownership interests.

Concurrent with the above transaction, on May 21, 2007 Cardo received a one-year option to purchase the remaining 62.5% of the ownership interests in Accelerated from Accin for $6.25 million. In payment for this option, the $3.75 million contributed by Cardo was distributed out of Accelerated into Accin for distribution to Accin shareholders.

Upon analysis of the Accin contribution, the Company's management determined that the net assets constituted a business. This was based on the inputs, outputs, customer base and processes of the operation.

Therefore, it was determined that the transaction was a business combination. Under U.S. GAAP, since Cardo obtained control of the operation despite not having majority ownership, Cardo was the acquirer for accounting purposes. Accordingly, the transaction was recorded as a purchase, and the accounts of Accelerated were consolidated with those of Cardo.

However, since the assets contributed by Accin were non-monetary, and in exchange for ownership interests in Accelerated, in accordance with SEC Staff Accounting Bulletin ("SAB") Topic 5G the assets were recorded on the books of Accelerated at Accin's historical cost basis.

On June 19, 2008, the Cardo exercised its option to acquire the 62.5% non-controlling interest in Accelerated for $6.25 million.

Cardo's acquisition of the Accelerated non-controlling interest from Accin has been accounted for using the purchase accounting method. As Accin no longer had ownership interest in Accelerated or Cardo, SAB Topic 5G no longer applied. Therefore, with the assistance of an independent valuation firm, the Company estimated the fair value of Accelerated's assets and liabilities on the date of acquisition and recorded 62.5% of that value as an allocation of the $6.25 million purchase price.

The following is an unaudited pro forma presentation of Cardo and Accin assuming they were combined at the beginning of 2007.

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

9. ACQUISITION OF NON-CONTROLLING INTERESTS

On February 7, 2008, the Company entered into Membership Interest Purchase Agreements (the "Membership Agreements") pursuant to which it agreed to purchase the minority interests in Uni and Cervical subject to certain conditions prior to closing. Together with the execution of the Membership Agreements, Cardo made deposits to the minority interest holders of Uni and Cervical in the aggregate amount of $1,160,000. On June 23, 2008, the Company paid an additional $2,326,000 to the minority interest holders of Uni and Cervical to close the acquisition. As a result, the Company became the 100% owner of all interests in Uni and Cervical.

On June 19, 2008, the Company exercised its option to acquire the non-controlling interest in Accelerated for $6,250,000. Of this amount, $6,150,000 was paid to Accin as of June 30, 2008, and $100,000 was held for payment of acquisition costs, with any amounts left over due to the minority interest holders.

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

Other intangible assets identified in the transaction described above related to a royalty agreement, developed technology and customer relationships. These assets belong in the knee and hip reporting units under the Reconstructive segment. The goodwill resulting from the acquisition of Accelerated belongs in the knee and hip reporting units and the goodwill resulting from the acquisition of Cervical belongs in the internally developed reporting unit under the Spine segment. The amounts allocated to in-process research and development for Accelerated were recorded as research and development expenses in the consolidated statement of operations during the year ended December 31, 2008. Goodwill associated with the purchase of Cervical was deemed to be impaired and consequently written off during the year ended December 31, 2008.

10. STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2009 we did not have any preferred stock issued.

On June 30, 2009, Cardo completed a private placement with investors to purchase 8,689,319 shares of the Company's common stock, par value $0.001 per share at a price of $0.35 per share for aggregate gross proceeds of $3,041,260. These shares have a 24-month lock up provision.

On October 16, 2009 we issued an additional 485,714 shares of Cardo's common stock with a 24-month lockup provision for gross proceeds of $170,000.

On October 27, 2009, Cardo sold 9,949,276 shares of its common stock, par value $0.001 per share, at a price of $0.35 per share for aggregate gross proceeds of $3,482,250 as part of a private placement for maximum gross proceeds of $6,500,000. On November 13, 2009, the Company completed the private placement by selling an additional 7,808,561 shares of its common stock for gross proceeds of $2,733,000. The Company filed a registration statement with the U.S. Securities and Exchange Commission to register for resale the shares and shares underlying the placement agent warrants issued under this private placement. The registration statement was declared effective on January 6, 2010.

In connection with this private placement, Cardo paid a finder's fee of 8% on a portion of the gross proceeds and granted 575,613 share purchase warrants. Each share purchase warrant entitles the holder to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share and expires on November 13, 2014. The placement agent is a related party through a significant common shareholder.

The warrants had an estimated fair value of $552,000 using the Black-Scholes option pricing method. The assumptions used in the model were as follows: volatility - 303%, discount rate - 2.28%, dividend $nil and expected term of award - 5 years.

The following table summarizes information about the warrants issued by the Company.  All warrants are exercisable on a one-for-one basis into common shares.

	Number	Weighted Average
	of Shares	Exercise Price

Balance, December 31, 2008	-	$-

Issued - placement agent	575,613	$0.44
Balance, December 31, 2009	575,613	$0.44

On June 18, 2008, Cardo entered into a Unit Purchase Agreement with certain investors, pursuant to which the investors invested $9.5 million in Cardo in exchange for units of membership interests in Cardo. After the execution of the Unit Purchase Agreement, Cardo completed a private placement of units of membership interests in Cardo to certain other investors, resulting in an additional investment of $3,475,000. The total capital raised from these sources was $12,974,000.

11. REVERSE MERGER

On August 29, 2008, Cardo completed a reverse merger with CKST, a publicly traded company. Under the terms of the Merger Agreement, at the closing of the Merger, each Cardo unit issued and outstanding was converted into and exchanged for the right to receive 667,204.70995 shares of common stock of CKST. All options to buy units of Cardo were also converted into and exchanged for options to purchase shares of CKST at the same exchange rate as the shares.

Accordingly, all current and historic share and option quantities in the accompanying financial statements and notes thereto have been presented at the new higher share count, after conversion.

As a result of the Merger, CKST's shareholders and option holders own approximately 5.5% of the combined company on a fully diluted basis (or 11,298,979 shares of common stock outstanding and options); the members of Cardo, excluding the new investors who participated in the private placement in June 2008 (see Note 10), own approximately 64.5% of the combined company on a fully diluted basis (or 133,440,942 shares of common stock), the new investors own approximately 28.5% of the combined company on a fully diluted basis (or 58,641,701 shares of common stock), and option holders of Cardo have rights to own approximately 1.2% of the combined company on a fully diluted basis (or 2,398,400 shares of common stock underlying those options).

12. RESEARCH AND DEVELOPMENT COSTS

In June 2008, the Company exercised its option to acquire the non-controlling interest in Accelerated. In connection with that transaction, the Company allocated $937,500 to IPR&D. The value of the IPR&D was the sum of the present value of the projected debt-free net income in excess of returns on requisite assets, over the economic life of the IPR&D.

The projects under development at Accelerated were the Total Knee System and a spinal implant device. As there was significant uncertainty surrounding commercialization of the spinal implant device, it was deemed to have minimal value. The entire $1.5 million value of in-process research and development was related to the Total Knee System.

As of the acquisition date, the technology was in the later stages of development and the target date for completion and commercialization was the end of 2008. We completed development of the Total Knee System and received FDA approval for it on October 17, 2008. We began selling the Total Knee System in late 2009.

13. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

(In thousands)	2009	2008

Statuatory federal income tax rate	34%	34%
Minority interest	0%	6%
Temporary and permanent differences, net	3%	0%
State taxes, net of federal benefit	6%	-1%
Change in valuation allowance	-43%	-39%
	0%	0%

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2009	2008

Net operating loss carryforwards	$3,574	$706
State income taxes	(265)	(167)
Goodwill	-	624
Acquired in-process research and development	-	402
Depreciation and amortization	188	(102)
Non-qualified stock options	46	21
Other	6	24
Total, net	3,549	1,508
Valuation allowance	(3,549)	(1,508)
Deferred tax assets, net	$-	$-

The Company files income tax returns in the U.S. Federal and California and New Jersey State jurisdictions. The Company is subject to U.S. Federal, State and local income tax examinations by tax authorities since becoming a taxpayer in 2008.

At December 31, 2009, the Company has Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $8.4 million and $8.3 million, respectively. These NOL's will begin to expire in the years ending December 31, 2028 and 2018, respectively. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382.

Cardo periodically evaluates the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. Management considers many factors when assessing the likelihood of future realization of the Company's deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to Cardo for tax reporting purposes, and other relevant factors.

At December 31, 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, management determined it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company performed an analysis of its previous years' tax returns and its current year tax provision and determined that there were no recognized tax benefits as of December 31, 2009.

Future changes in any unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2009.

The following table summarizes the open tax years for each major jurisdiction as December 31, 2009:

Jurisdictions	Open Years

Federal	2006-2009
States	2006-2009

As the Company has significant NOL's, even if certain of the Company's tax positions were disallowed, it is not foreseen that Cardo would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed. The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination.

14. SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. On the same day, Cardo completed the reverse merger transaction described above (see Note 11), in which the options converted to options to purchase common shares in clickNsettle.com, Inc. The Company conducted an analysis of the fair value of the options immediately prior to the reverse merger, and immediately after the reverse merger and concluded that there is no change in value as a result of the reverse merger. Therefore, no additional compensation cost will be recognized related to the reverse merger.

The options granted give the grantees the right to purchase up to 2,398,400 shares of common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of approximately $300,000 which will be reflected as an operating expense over the vesting period of the options. The total expense recognized during the years ended December 31, 2009 and 2008 in the consolidated statements of operations was $107,000 and $43,000, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. To estimate volatility of the options over their expected terms, the Company measured the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of the Cardo options. It also measured the volatility of other public companies with similar size and industry characteristics to Cardo for the same period. These measurements were averaged and the result was used as expected volatility. As there was no history of option lives at Cardo, the expected term of options granted was the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate was based on an analysis of the nature of the recipients' jobs and relationships to the Company.

Year Ended
December 31, 2008

Expected life in years	7.5
Stock price volatility	46.7%
Risk free interest rate	3.5%
Expected dividends	None
Forfeiture rate	7.5%

A summary of option activity as of December 31, 2009 and 2008, and changes during the years then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2007	-	$-	-	-
Granted	2,398,400	0.23	10.00	2,926,048
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2008	2,398,400	$0.23	9.67	2,926,048
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(362,400)	$0.23	8.90	-
Outstanding at December 31, 2009	2,036,000	$0.23	8.67	$1,262,320

Exercisable at December 31, 2009	443,680	$0.23	8.67	$275,082

The aggregate intrinsic value in the table above is before applicable income taxes and represents the closing stock price as of the reporting dates less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

As of December 31, 2009, there were 1,572,320 unvested options and total unrecognized stock-based compensation expense related to these options of approximately $127,000, which is expected to be recognized over a weighted average period of approximately 3.5 years.

15. COMMITMENTS AND CONTINGENCIES

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

Put Option Derivative

On June 18, 2008, the Company entered into a Unit Purchase Agreement and a Merger Agreement. Those agreements specified that if Cardo did not consummate the merger prior to August 31, 2008, the investors who were party to the Unit Purchase Agreement had the right ("Put Option") to cause Cardo to repurchase their units for the amount of their original investment, plus the amount of any liability for taxes the investors (or their equity holders or other beneficial owners) may have incurred based upon Cardo's income.

The Put Option was initially valued at $284,000, and it was recorded as a liability on the books of Cardo.

On August 29, 2008, Cardo completed the merger pursuant to the terms of the Merger Agreement. As a result, the Put Option was cancelled and the amount originally recorded as a liability was reclassified to equity (see Note 11)

Operating Leases

The Company leases some of its warehouse space on a month-to-month basis and has entered into two operating leases for the rental of office and warehouse space which expire in July 2010 and August 2012.  The following table shows, as of December 31, 2009, the aggregate minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year for the years ending December 31:

(In thousands)

2010	$161
2011	81
2012	54
$296

Rent expense for the years ended December 31, 2009 and 2008 was approximately $209,000 and $74,000, respectively.

16. SEGMENT INFORMATION

The Company's businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to the Company's unicompartmental knee, patellofemoral products, the total knee and hip products. The Spine Division segment is comprised of the spinal lumbar fusion system and cervical plate and screw systems.

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

As of December 31, 2009, the Company's Reconstructive Division includes $1,233,000 of goodwill and $4,353,000 in other intangible assets relating to the Company's unicompartmental knee product. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment.

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Year Ended December 31, 2009
Net sales	$1,540	$329	$-	$1,869
Total cost of sales and operating expenses	326	54	5,384	5,764
Depreciation and amortization	1,164	7	36	1,207
Interest income, net	-	-	24	24
Net income (loss)	$50	$268	$(5,396)	$(5,078)

Property and equipment acquisitions	$932	$14	$72	$1,018
Goodwill	$1,233	$-	$-	$1,233
Total assets	$8,815	$1,574	$5,199	$15,588

Year Ended December 31, 2008
Net sales	$1,188	$80	$-	$1,268
Total cost of sales and operating expenses	156	22	6,161	6,339
Depreciation and amortization	536	4	21	561
Interest expense, net	-	-	20	20
Net income (loss)	$496	$54	$(6,202)	$(5,652)

Property and equipment acquisitions	$468	$2	$45	$515
Goodwill	$1,233	$-	$-	$1,233
Total assets	$8,117	$65	$3,292	$11,474

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

We provided Pender with a copy of the foregoing disclosures. A copy of a letter from Pender to the U.S. Securities and Exchange Commission (the "Commission"), dated October 24, 2008, was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on October 29, 2008. During the two most recent fiscal years, and the subsequent interim period prior to engaging Stonefield, neither the Company nor anyone on its behalf consulted Stonefield regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Stonefield that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

CONTROLS AND PROCEDURES

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Internal Control Over Financial Reporting

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Management identified material weaknesses which were reported in our Annual Report for the year ended December 31, 2008 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. Our management has made changes to certain internal controls over financial reporting, which remediated these previously identified material weaknesses, as follows:

  Management has enhanced its procedure documentation for unusual or infrequent transactions and engaged qualified third party specialists to assist management with preparing documentation to support such transactions and their disclosure in our financial statements.

  Management replaced certain accounting personnel and hired an additional accounting staff person during 2009, performed analytical and detail review of all general ledger accounts, prepared and independently reviewed critical information for timely financial reporting.

As a result of changes in internal controls, the following material weaknesses in our internal control over financial reporting have been remediated during the quarter ended December 31, 2009:

  Controls over accounting for and reporting unusual transactions - In connection with our reverse merger transaction in August 2008, we did not accurately account for certain of the legal and accounting fees. This resulted in the restatement of Form 10-Q for the quarterly period ended September 30, 2008.

  Controls over effectively applying documented procedures - Inadequately qualified personnel resulted in our inability to effectively apply the processes for periodic financial reporting, including documentation of procedures and timely review of reports.

Pursuant to Exchange Act Rule 13a-15(d), our efforts constituted a material change to the internal control structure and is consistent with management's assessment that the previously identified material weaknesses were remediated.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our initial Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 (collectively, the "Earlier Filings") we disclosed material weaknesses related to (1) inadequate qualified staff necessary to effectively apply the process and (2) methods and practices employed to report unusual transactions such as reverse merger.

The material weaknesses noted in the Earlier Filings have all been remediated as of December 31, 2009. This was accomplished by devoting substantial time and resources to the completion of the required assessment of our internal control over financial reporting as well as the subsequent remediation of the material weaknesses that were identified as a result of that assessment. Our efforts involved management, outside consultants and our audit committee, which approved and provided oversight in the execution of the assessment. We intend to allocate a sufficient level of resources to ensure that our internal control structure is maintained and functions properly and effectively.

Also, in light of the material weaknesses disclosed in the Earlier Filings, our management performed additional analytics, validation processes and engaged services of a third party specialist for any unusual transactions and estimates to assist management in the preparation of our financial statements. As a result of our remediation efforts, and based on the evaluation of our internal control over financial reporting described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements of Cardo Medical, Inc. are incorporated by reference in Part II:

Management's Report on Internal Control over Financial Reporting

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets

Consolidated Statement of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements including the notes hereto.

(a)(3) Exhibits Required by Item 601 of Regulation S-K:

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Merger Agreement and Plan of Reorganization, dated as of June 18, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.
2.2†	First Amendment to Merger Agreement and Plan of Reorganization, dated as of August 29, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.
2.3(7)	Asset Purchase Agreement, dated September 30, 2009, by and among Cardo Medical, Inc. and Vertebron, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
10.1†	Escrow Agreement, dated as of August 29, 2008, by and among Chicago Title Company, clickNsettle.com, Inc., Andrew A. Brooks, M.D. and Mikhail Kvitnitsky.
10.2†	Form of Lockup Agreement.
10.3†	Lockup Agreement, dated August 29, 2008, for Derrick Romine.
10.4(4)	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan.
10.5†*	Form of Cardo Medical, LLC Nonstatutory Option Agreement.
10.6(5)	Stock Purchase Agreement, dated as of December 19, 2007, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.
10.7(3)	First Amendment to Stock Purchase Agreement, dated as of January 31, 2008, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.
10.8†*	Employment Agreement, dated as of January 31, 2005, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Mikhail Kvitnitsky.
10.9†*	Amendment to Employment Agreement, dated as of June 6, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.
10.10†*	Termination Agreement, effective as of June 23, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.
10.11†*	Employment Offer Letter with Derrick Romine dated September 5, 2008.
10.12†	Form of Indemnification Agreement for officers and directors.
10.13†‡	Agreement, dated as of August 22, 2006, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Infinesse Corporation.
10.14†	Supplier Agreement, dated June 16, 2006, between Stelkast Company and Accelerated Innovation, LLC, as successor to Accin.

10.15†‡	Contracted Services Agreement, dated September 1, 2007, by and between Accelerated Innovation, LLC and Summit Corporate Services, Inc.
10.16†	Agreement dated April 30, 2008, by and among Mikhail Kvitnitsky and Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC.
10.17†	Agreement dated April 30, 2008, by and among John D. Kuczynski, Accelerated Innovation, LLC and Uni-Knee, LLC.
10.18†	Agreement dated April 30, 2008, by and among Richard H. Rothman, M.D., Ph.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.19†	Agreement dated April 30, 2008, by and among Todd J. Albert, M.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.20†	Agreement dated April 28, 2008, by and among, Rafail Zubok, Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.21(6)*	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.
10.22(8)	Form of Registration Rights Agreement, dated October 27, 2009, by and among Cardo Medical, Inc. and the several purchasers signatory thereto.
21.1†	Subsidiaries of Cardo Medical, Inc.
31.1#	Certification of Chief Executive Officer PDF
31.2#	Certification of Chief Financial Officer PDF
32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002(Subsections (a) and (b) of Section 1350, Title 18, United Stats Code) PDF
32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002(Subsections (a) and (b) of Section 1350, Title 18, United Stats Code) PDF

_______________

#	Filed herewith.
†	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.
‡	Confidential treatment has been requested as to a portion of this exhibit. The confidential portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission.
*	Management compensation plan or agreement.
(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 23, 2008.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed by us on September 28, 1998.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on December 21, 2007.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on November 14, 2008.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 6, 2009.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDO MEDICAL, INC.

/s/ Andrew A. Brooks	Dated:	March 31, 2010
Andrew A. Brooks
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2010
Andrew A. Brooks

/s/ Derrick Romine	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010
Derrick Romine

/s/ Michael Kvitnitsky	President, Chief Operating Officer and Director	March 31, 2010
Michael Kvitnitsky

/s/ Joseph Loggia	Director	March 31, 2010
Joseph Loggia

/s/ Thomas H. Morgan	Director	March 31, 2010
Thomas H. Morgan

/s/ Ronald N. Richards	Director	March 31, 2010
Ronald N. Richards

/s/ Steven D. Rubin	Director	March 31, 2010
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	March 31, 2010
Subbarao Uppaluri