Form 10-Q
period 2010-03-31
Cardo Medical, Inc.
filed 2010-05-14
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
YES    ☐        NO    ☒

As of May 10, 2010, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

Note: PDF provided as a courtesy

CARDO MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets
Cash	$3,688	$4,973
Accounts receivable	678	307
Inventories	3,670	3,256
Prepaid expenses and other current assets	53	65
Total current assets	8,089	8,601

Property and equipment, net	1,417	1,228
Goodwill	1,233	1,233
Other intangible assets, net	4,190	4,353
Deposits and other assets, net	160	173
Total assets	$15,089	$15,588

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,789	$851

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized,
230,293,141 issued and outstanding as of March 31, 2010 (unaudited)
and December 31, 2009	230	230
Additional paid-in capital	25,740	25,722
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(12,620)	(11,165)
Total stockholders' equity	13,300	14,737
Total liabilities and stockholders' equity	$15,089	$15,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$902	$432
Cost of sales	172	82
Gross profit	730	350
Research and development expenses	286	46
Selling, general and administrative expenses	1,906	1,536
Loss from operations	(1,462)	(1,232)
Interest income, net	7	8
Loss before income tax provision	(1,455)	(1,224)
Provision for income taxes	-	-
Net loss	$(1,455)	$(1,224)

Net loss available to common stockholders per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	230,293,141	203,360,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(1,455)	$(1,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	266
Stock option compensation	18	31
Changes in operating assets and liabilities:
Accounts receivable	(371)	(79)
Inventories	(414)	(138)
Prepaid expenses and other current assets	12	(3)
Accounts payable and accrued expenses	938	164
Net cash used in operating activities	(935)	(983)

Cash flows from investing activities
Purchases of property and equipment	(350)	(432)
Net cash used in investing activities	(350)	(432)
Net change in cash	(1,285)	(1,415)
Cash, beginning of period	4,973	3,095
Cash, end of period	$3,688	$1,680

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from Cardo's audited financial statements as of that date, and the unaudited condensed consolidated financial information of Cardo as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

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

Management's Plan

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, an accumulated deficit and limited cash to fund future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company raised nearly $6 million in net proceeds during the fourth quarter of 2009 through private placements of its securities. Notwithstanding success in raising this type of financing, there continues to be substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss Per Share

Basic net (loss) income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company because they are anti- dilutive.

Concentrations

As of March 31, 2010, the Company had two customers that accounted for 25.7% and 18.0% of its accounts receivable. The Company had two customers that comprised 23.7% and 19.4% of the Company's net sales for the three months ended March 31, 2010.

As of December 31, 2009, the Company had four customers that accounted for 28.2%, 15.6%, 15.4% and 10.0% of its accounts receivable. The Company had four customers that comprised 24.4%, 22.0%, 16.5% and 11.2% of the Company's net sales for the three months ended March 31, 2009.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 — INVENTORY

Inventories consisted of the following at:

(In thousands)	March 31,	December 31,
	2010	2009
	(Unaudited)

Packaging materials	$71	$24
Work in process	703	360
Finished goods	2,896	2,872
	$3,670	$3,256

NOTE 3 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five- year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. Stock option compensation recognized for the three months ended March 31, 2010 and 2009 in the accompanying condensed consolidated statements of operations amounted to $17,799 and $31,227, respectively.

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

A summary of stock option activity as of March 31, 2010, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2009	2,036,000	$0.23
Granted	-	-
Exercised	-	-
Forfeited	(45,600)	$0.23
Outstanding at March 31, 2010 (unaudited)	1,990,400	$0.23	8.92	$537,408

Exercisable at March 31, 2010 (unaudited)	398,080	$0.23	8.92	$107,482

The aggregate intrinsic value represents the closing stock price as of March 31, 2010 less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

On April 8, 2010, the Board of Directors approved the 2010 Stock Incentive Plan (the "2010 Incentive Plan"), which will be voted on by the Company's stockholders at the June 16, 2010 Annual Meeting. The 2010 Incentive Plan authorizes the Company to grant up to 23,000,000 incentive stock options or other share-based awards. As of the date of this filing, no awards have been granted under the 2010 Incentive Plan.

NOTE 4 — STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of March 31, 2010 we did not have any preferred stock issued.

NOTE 5 — SEGMENT INFORMATION

The Company's businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to the Company's unicompartmental knee, patellofemoral products, the total knee and hip products. The Spine Division segment is comprised of the spinal lumbar fusion system, cervical plate and screw systems, and various interbody products.

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

As of March 31, 2010, the Company's Reconstructive Division includes $1,233,000 of goodwill and $4,190,000 in other intangible assets, net of amortization, relating to the Company's unicompartmental knee and hip products. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment as of March 31, 2010 and for the three months ended March 31, 2010 and 2009:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Three Months Ended March 31, 2010 (unaudited)
Net sales	$478	$424	$-	$902
Total cost of sales and operating expenses	86	86	1,855	2,027
Depreciation and amortization	323	3	11	337
Interest income, net	-	-	7	7
Net income (loss)	$69	$335	$(1,859)	$(1,455)

Property and equipment acquisitions	$250	$23	$77	$350
Total assets	$9,236	$1,888	$3,965	$15,089

Three Months Ended March 31, 2009 (unaudited)
Net sales	$412	$20	$-	$432
Total cost of sales and operating expenses	77	5	1,300	1,382
Depreciation and amortization	258	1	7	266
Interest income, net	-	-	8	8
Net income (loss)	$77	$14	$(1,315)	$(1,224)

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

Overview

Cardo Medical, Inc. is an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we are focused on developing surgical devices, instrumentation and techniques that will enable surgeons to move what are typically inpatient surgical procedures to the outpatient world. We commercialize our reconstructive joint devices through our Reconstructive division and our spine devices through our Spine division. We launched and commenced sales of our first product in December 2006, which was a high performance unicompartmental knee replacement. We commenced sales of our other reconstructive products in 2007 and our spine products in 2008.

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

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred income tax assets and the allocation of the purchase price paid for the minority interests in Accelerated Innovation, Inc. ("Accelerated"), Cervical Xpand LLC ("Cervical ") and Uni-Knee LLC ("Uni"). Given the short operating history of Cardo, actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when it is realizable and earned. Management considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

Inventory

Inventory is stated at the lower of cost or net realizable value as determined by assessing the gross profit less selling costs of each inventory item. Cost is determined on a first-in, first-out basis; and the inventory is primarily comprised of work-in-process and finished goods. Work-in-process consists of fabrication costs paid relating to items not physically received. Finished goods are completed knee, hip and spine replacement products ready for resale to customers.

At each balance sheet date, management evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, we consider current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. We did not have any inventory considered by management to be excess or obsolete as of March 31, 2010. Based on the forecasted sales amounts, we do not expect any changes in net realizable value in the near future.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include a royalty agreement, developed technology and customer relationships which are amortized on a straight-line basis over 2 to 10 years. Goodwill and other intangible assets were generated when we acquired the non-controlling interests of Accelerated, Cervical and Uni.

Goodwill and Long-Lived Assets Impairment

Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that potentially indicate that the carrying amount of the assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2009. We conduct our annual evaluations for impairment at the end of the fourth quarter of each year. Goodwill impairment testing compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require us to make certain assumptions and estimate future revenues and profitability.

Based on the assessment performed for the year ended December 31, 2009, we determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets' carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended March 31, 2010 and 2009:

(In thousands)	Three Months Ended
	March 31,
	2010	2009	Variance

Net sales	$902	$432	$470
Cost of sales	172	82	90
Gross profit	730	350	380
Research and development expenses	286	46	240
Selling, general and administrative expenses	1,906	1,536	370
Loss from operations	(1,462)	(1,232)	(230)
Interest income, net	7	8	(1)
Loss before income tax provision	(1,455)	(1,224)	(231)
Provision for income taxes	-	-	-
Net loss	$(1,455)	$(1,224)	$(231)

Revenues

During the quarter ended March 31, 2010, we generated revenues of $902,000 compared to $432,000 for the same period in 2009. The $470,000 increase resulted from wider acceptance of our Hip and Spine products by orthopedic and back surgeons. We experienced substantial growth in Spine sales, an increase of $404,000, in the current quarter as compared to 2009. We introduced the resale of interbody spinal devices during the current quarter, which was a major contributor to the increase in Spine sales. There were no such comparable interbody sales in 2009. The current quarter increases in Hip and Spine sales were offset by a slight drop in Knee sales. Our Knee and Hip products accounted for 53% of total sales during the three months ended March 31, 2010 compared to 95% in 2009.

Gross Profit

During the quarter ended March 31, 2010, we had cost of sales of $172,000 compared to $82,000 during the quarter ended March 31, 2009. Our gross profit percentage was 80.9% during the three months ended March 31, 2010 compared to 81.1% for the corresponding period in 2009. This slight decrease in 2010 was attributed to sales of Spine products that generate margins consistent with Hip products, both of which yield profit margins lower than Knee products. As acceptance of our reconstructive and spine products continues to grow, it is expected that our 2010 profit margins will remain mostly consistent with 2009 but significant fluctuations in our sales mix can have an impact on the overall gross profit.

Research and Development Expenses

During the quarter ended March 31, 2010, we had research and development costs of $286,000 compared to $46,000 for the same period in 2009. The increase in the current year is primarily a result of direct labor allocations and increase volume of custom instruments created for surgeons. Research costs associated with certain Knee and Hip products have increased moderately and are likely to increase in the upcoming quarters as we look to improve our overall product portfolio.

Selling, General and Administrative Expenses

During the quarter ended March 31, 2010, we had selling general and administrative expenses of $1,906,000 compared to $1,536,000 in the same period of 2009, an increase of $370,000. Sales commissions increased by $190,000 in 2010 which was mostly consistent with our higher sales volume. Depreciation and amortization expense increased by $71,000 in 2010 because of the acquisition of additional instrumentation required to support base inventory levels and continued sales increases. Travel to new or prospective hospitals and industry conferences increased in 2010 along with rent and office expenses as we added office space and our overall business activity was greater than it was in 2009. In addition, professional fees increased $101,000 during the quarter ended March 31, 2010 as a result of more regulatory filings and corporate activity.

Interest Income/(Expense)

During the quarter ended March 31, 2010, we had interest income of $7,000 compared to $8,000 during the same period in 2009. Interest income is earned on our excess cash balances, which were comparable in both periods.

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

As of March 31, 2010, our Reconstructive Division included $1,233,000 of goodwill and $4,190,000 in other intangible assets, net of amortization, relating to our unicompartmental knee and hip products. These amounts are expected to be deductible for income tax purposes.

The following table sets forth summarized financial results by reportable segment for the three months ended March 31, 2010 and 2009:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Three Months Ended March 31, 2010 (unaudited)
Net sales	$478	$424	$-	$902
Total cost of sales and operating expenses	86	86	1,855	2,027
Depreciation and amortization	323	3	11	337
Interest income, net	-	-	7	7
Net income (loss)	$69	$335	$(1,859)	$(1,455)

Property and equipment acquisitions	$250	$23	$77	$350
Total assets	$9,236	$1,888	$3,965	$15,089

Three Months Ended March 31, 2009 (unaudited)
Net sales	$412	$20	$-	$432
Total cost of sales and operating expenses	77	5	1,300	1,382
Depreciation and amortization	258	1	7	266
Interest income, net	-	-	8	8
Net income (loss)	$77	$14	$(1,315)	$(1,224)

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

Liquidity and Capital Resources

Net cash used in operating activities was $935,000 for the three months ended March 31, 2010 compared to $983,000 for the same period in 2009. The primary use of cash in 2010 beyond wages and other operating costs was the continued build-up of inventory, which has increased $414,000 during the current year.

Net cash used in investing activities was $350,000 for the three months ended March 31, 2010 compared to $432,000 for the same period in 2009. The cash used for investment activities during the three months ended March 31, 2010 was attributed to the purchase of equipment to accommodate our operational and corporate growth as well as additional instrumentation required in order to support current and anticipated future sales levels.

There was no cash raised by financing activities during the three months ended March 31, 2010 or 2009. Although we may not have sufficient cash to fund our operations for the remainder of 2010, our current working capital should allow us to meet our needs through the third fiscal quarter of 2010.

We raised nearly $6 million net proceeds during the fourth quarter of 2009 through private placements; however, the available funds are not projected to meet all of our working capital needs for the next twelve months. We anticipate that we will sustain losses through the third quarter of 2010, and may require outside sources of additional capital to supplement operations which creates substantial doubt about our ability to continue as a going concern.

Management intends to use borrowings and/or securities sales to provide additional cash to fund our operations. However, we cannot assure you that debt or equity financing, if and when required, will be available. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or through common and/or preferred stock and the success of management's plan to expand sales. Although we may obtain external financing through the sales of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned growth or scale back operations and reduce staff.

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

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009 includes, but is not limited to, the following:

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

CARDO MEDICAL, INC.

May 14, 2010	By:	/s/ Andrew A. Brooks
Andrew A. Brooks
Chief Executive Officer

May 14, 2010	By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF