Form 10-Q
period 2010-06-30
Cardo Medical, Inc.
filed 2010-08-12
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-21419

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
YES    ☐        NO    ☒

As of August 2, 2010, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

Note: PDF provided as a courtesy

CARDO MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets
Cash	$1,665	$4,973
Accounts receivable	567	307
Inventories	4,390	3,256
Prepaid expenses and other current assets	84	65
Total current assets	6,706	8,601

Property and equipment, net	1,607	1,228
Goodwill	1,233	1,233
Other intangible assets, net	4,027	4,353
Deposits and other assets, net	147	173
Total assets	$13,720	$15,588

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,884	$851

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized,
230,293,141 issued and outstanding as of June 30, 2010 (unaudited)
and December 31, 2009	230	230
Additional paid-in capital	25,758	25,722
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(14,102)	(11,165)
Total stockholders' equity	11,836	14,737
Total liabilities and stockholders' equity	$13,720	$15,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$1,077	$446	$1,979	$878
Cost of sales	221	88	393	170
Gross profit	856	358	1,586	708
Research and development expenses	313	160	599	206
Selling, general and administrative expenses	2,050	1,545	3,956	3,081
Loss from operations	(1,507)	(1,347)	(2,969)	(2,579)
Interest and other income, net	25	8	32	16
Loss before income tax provision	(1,482)	(1,339)	(2,937)	(2,563)
Provision for income taxes	-	-	-	-
Net loss	$(1,482)	$(1,339)	$(2,937)	$(2,563)

Net loss available to common stockholders per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	230,293,141	203,360,271	230,293,141	203,360,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(2,937)	$(2,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687	565
Stock option compensation	35	62
Changes in operating assets and liabilities:
Accounts receivable	(259)	(54)
Inventories	(1,134)	(634)
Prepaid expenses and other current assets	(18)	(7)
Accounts payable and accrued expenses	1,033	424
Net cash used in operating activities	(2,593)	(2,207)

Cash flows from investing activities
Purchases of property and equipment	(715)	(651)
Increase in other assets	-	(10)
Net cash used in investing activities	(715)	(661)

Cash flows from financing activities
Proceeds from private placements, net of issuance costs	-	3,023
Net cash provided by financing activities	-	3,023

Net change in cash	(3,308)	155
Cash, beginning of period	4,973	3,095
Cash, end of period	$1,665	$3,250

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from Cardo's audited financial statements as of that date, and the unaudited condensed consolidated financial information of Cardo as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.

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

Management's Plan

As reflected in the accompanying financial statements, the Company had losses from operations of $2,937,000 and negative cash flows from operations of $2,593,000 during the six months ended June 30, 2010, an accumulated deficit of $14,102,000 and limited cash to fund its future operations. Management anticipates that the Company will sustain losses through the fourth quarter of 2010 and require additional capital to supplement operations. Thus far, the Company has been able to finance its operating losses through a series of equity issuances. Nevertheless, there is no assurance that the Company will be able to finance any future operating losses and as such, there is substantial doubt about the Company's ability to continue as a going concern. Management is actively seeking various sources of financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management is closely monitoring its operating costs to conserve cash until additional funds become available through financing or operating activities.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the

Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

Concentrations

As of June 30, 2010, the Company had two customers that accounted for 21.8% and 15.0%, respectively, of its accounts receivable. As of December 31, 2009, the Company had four customers that accounted for 28.2%, 15.6%, 15.4% and 10.0%, respectively, of its accounts receivable.

The Company had four customers that comprised 14.9%, 13.3%, 12.5% and 10.8%, respectively, of the Company's net sales for the three months ended June 30, 2010. The Company had two customers that comprised 45.3%, and 28.7%, respectively, of the Company's net sales for the three months ended June 30, 2009.

The Company had three customers that comprised 18.9%, 16.1% and 11.3%, respectively, of the Company's net sales for the six months ended June 30, 2010. The Company had three customers that comprised 31.2%, 26.6%, and 14.9%, respectively, of the Company's net sales for the six months ended June 30, 2009.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 — INVENTORY

Inventories consisted of the following at:

(In thousands)	June 30	December 31,
	2010	2009
	(Unaudited)

Packaging materials	$82	$24
Work in process	1,134	360
Finished goods	3,174	2,872
	$4,390	$3,256

NOTE 3 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. Stock option compensation recognized for the three months ended June 30, 2010 and 2009 in the accompanying condensed consolidated statements of operations amounted to $17,799 and $31,227, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. To estimate volatility of the options over their expected terms, the Company measured the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of the Cardo options. It also measured the volatility of other public companies with similar size and industry characteristics to Cardo for the same period. These measurements were averaged and the result was used as expected volatility. As there was no history of option lives at Cardo, the expected term of options granted was the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate was based on an analysis of the nature of the recipients' jobs and relationships to the Company.

A summary of stock option activity as of June 30, 2010, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2009	2,036,000	$0.23
Granted	-	-
Exercised	-	-
Forfeited	(45,600)	$0.23
Outstanding at June 30, 2010 (unaudited)	1,990,400	$0.23	8.17	$537,408

Exercisable at June 30, 2010 (unaudited)	398,080	$0.23	8.17	$107,482

The aggregate intrinsic value represents the closing stock price as of June 30, 2010 less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

On April 8, 2010, the Board of Directors approved the 2010 Equity Incentive Plan (the "2010 Incentive Plan"), which was voted on and approved by the Company's stockholders at the Annual Meeting held on June 16, 2010. The 2010 Incentive Plan authorizes the Company to grant up to 23,000,000 incentive stock options, stock appreciation rights, restricted stock grants, restricted stock units, performance shares, performance units or cash awards. As of the date of this filing, no awards have been granted under the 2010 Incentive Plan.

NOTE 4 — STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of June 30, 2010, we did not have any preferred stock issued.

NOTE 5 — SEGMENT INFORMATION

The Company's businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to the Company's unicompartmental knee, patellofemoral products, and the total knee and hip products. The Spine Division segment is comprised of the spinal lumbar fusion system, cervical plate and screw systems, and various interbody products.

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

As of June 30, 2010, the Company's Reconstructive Division includes $1,233,000 of goodwill and $4,027,000 in other intangible assets, net of amortization, relating to the Company's unicompartmental knee and hip products. These amounts are expected to be deductible for income tax purposes.

The following table sets forth financial information by reportable segment as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Six Months Ended June 30, 2010 (unaudited)
Net sales	$1,089	$890	$-	$1,979
Total cost of sales and operating expenses	204	189	3,868	4,261
Depreciation and amortization	658	6	23	687
Interest and other income, net	-	-	32	32
Net income (loss)	$227	$695	$(3,859)	$(2,937)

Property and equipment acquisitions	$526	$72	$117	$715
Total assets	$9,817	$1,904	$1,999	$13,720

Six Months Ended June 30, 2009 (unaudited)
Net sales	$824	$54	$-	$878
Total cost of sales and operating expenses	156	13	2,723	2,892
Depreciation and amortization	545	2	18	565
Interest and other income, net	-	-	16	16
Net income (loss)	$123	$39	$(2,725)	$(2,563)

Three Months Ended June 30, 2010 (unaudited)
Net sales	$612	$465	$-	$1,077
Total cost of sales and operating expenses	118	103	2,013	2,234
Depreciation and amortization	332	3	15	350
Interest and other income, net	-	-	25	25
Net income (loss)	$162	$359	$(2,003)	$(1,482)

Three Months Ended June 30, 2009 (unaudited)
Net sales	$412	$34	$-	$446
Total cost of sales and operating expenses	80	8	1,406	1,494
Depreciation and amortization	288	1	10	299
Interest and other income, net	-	-	8	8
Net income (loss)	$44	$25	$(1,408)	$(1,339)

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," "our" or "Cardo" refers to the business of Cardo Medical, Inc.

The following discussion should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1, "Financial Statements," in this Form 10-Q.

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

We are headquartered in Beverly Hills, California. In connection with the consummation of the merger with clickNsettle.com, Inc. ("CKST"), CKST approved through its stockholders an amendment to its Amended and Restated Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." CKST's trading symbol was "CKST.OB," which has changed to "CDOM.OB" in connection with the name change. Cardo Medical's common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board.

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred income tax assets and the allocation of the purchase price paid for the minority interests in Accelerated Innovation, Inc. ("Accelerated"), Cervical Xpand LLC ("Cervical ") and Uni-Knee LLC ("Uni"). Given the short operating history of Cardo, actual results could differ from those estimates.

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

At each balance sheet date, management evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, we consider current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. We did not have any inventory considered by management to be excess or obsolete as of June 30, 2010. Based on the forecasted sales amounts, we do not expect any changes in net realizable value in the near future.

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

Goodwill and Long-Lived Assets Impairment

Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that potentially indicate that the carrying amount of the assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2009 or the interim period ended June 30, 2010. We conduct our annual evaluations for impairment at the end of the fourth quarter of each year. Goodwill impairment testing compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require us to make certain assumptions and estimate future revenues and profitability.

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

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended June 30, 2010 and 2009:

(In thousands)	Three Months Ended
	June 30,
	2010	2009	Variance

Net sales	$1,077	$446	$631
Cost of sales	221	88	133
Gross profit	856	358	498
Research and development expenses	313	160	153
Selling, general and administrative expenses	2,050	1,545	505
Loss from operations	(1,507)	(1,347)	(160)
Interest and other income, net	25	8	17
Loss before income tax provision	(1,482)	(1,339)	(143)
Provision for income taxes	-	-	-
Net loss	$(1,482)	$(1,339)	$(143)

Revenues

During the quarter ended June 30, 2010, we generated revenues of $1,077,000 compared to $446,000 for the same period in 2009. The $631,000 increase resulted from wider acceptance of our knee and spine products by orthopedic and back surgeons. We experienced substantial growth in spine sales, an increase of $431,000, in the current quarter as compared to 2009. We introduced the resale of interbody spinal devices during the 2010 first quarter, which was a major contributor to the increase in spine sales. There were no such comparable interbody sales in 2009. Additionally, our knee products sales increased $232,000 during the current quarter. This was primarily a result of sales from our total knee system. There were no such comparable total knee sales in 2009. The current quarter increases in knee and spine sales were offset by a slight decrease in hip sales. Our knee and hip products accounted for 57% of total sales during the three months ended June 30, 2010 compared to 92% in 2009.

Gross Profit

During the quarter ended June 30, 2010, we had cost of sales of $221,000 compared to $88,000 during the quarter ended June 30, 2009. Our gross profit percentage was 79.4% during the three months ended June 30, 2010 compared to 80.3% for the same period in 2009. This slight decrease in 2010 was attributed to greater sales of spine products that generate margins consistent with hip products, both of which yield profit margins slightly lower than knee products. As acceptance of our reconstructive and spine products continues to grow, it is expected that our 2010 profit margins will remain mostly consistent with 2009 but significant fluctuations in our sales mix can have an impact on the overall gross profit.

Research and Development Expenses

During the quarter ended June 30, 2010, we had research and development expenses of $313,000 compared to $160,000 for the same period in 2009. The increase in the current year is primarily a result of direct labor allocations and increase volume of customized instrumentation created for surgeons. Research costs associated with certain hip products have increased moderately and are likely to increase in the upcoming quarters as we look to enhance our overall product portfolio.

Selling, General and Administrative Expenses

During the quarter ended June 30, 2010, we had selling general and administrative expenses of $2,050,000 compared to $1,545,000 in the same period of 2009, an increase of $505,000. Sales commissions increased by $153,000 in 2010 which was mostly consistent with our higher sales volume. Depreciation and amortization expense increased by $50,000 in 2010 because of the acquisition of additional instrumentation required to support base inventory levels and continued sales increases. Travel to new and prospective hospitals and industry conferences increased in 2010 along with rent and office expenses as we added office space and our overall business activity was greater than it was in 2009. In addition, professional fees increased $226,000 during the quarter ended June 30, 2010 compared to 2009 as a result of exploring strategic opportunities, expanding corporate activities and additional regulatory filings.

Interest and Other Income

During the quarter ended June 30, 2010, we had interest income of $25,000 compared to $8,000 during the same period in 2009. Interest income is earned on our excess cash balances, which were lower in 2010. We sold some instruments which resulted in $22,000 of other income during the quarter ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009.

The following is a comparison of the consolidated results of operations for Cardo for the six months ended June 30, 2010 and 2009:

(In thousands)	Six Months Ended
	June 30,
	2010	2009	Variance

Net sales	$1,979	$878	$1,101
Cost of sales	393	170	223
Gross profit	1,586	708	878
Research and development expenses	599	206	393
Selling, general and administrative expenses	3,956	3,081	875
Loss from operations	(2,969)	(2,579)	(390)
Interest and other income, net	32	16	16
Loss before income tax provision	(2,937)	(2,563)	(374)
Provision for income taxes	-	-	-
Net loss	$(2,937)	$(2,563)	$(374)

Revenues

During the six months ended June 30, 2010, we generated revenues of $1,979,000 compared to $878,000 for the same period in 2009. The $1,101,000 increase primarily resulted from wider acceptance of our knee and spine products by orthopedic and back surgeons. We experienced substantial growth in spine sales, an increase of $836,000 in 2010 compared to 2009. We introduced the resale of interbody spinal devices during the 2010 first quarter, which was a major contributor to the increase in spine sales. There were no such comparable interbody sales in 2009. Additionally, our knee products sales increased $216,000 during 2010 compared to 2009. This was primarily a result of sales from our total knee system. There were no such comparable total knee sales in 2009. Our knee and hip products accounted for 55% of total sales during the six months ended June 30, 2010 compared to 94% in 2009.

Gross Profit

During the six months ended June 30, 2010, we had cost of sales of $393,000 compared to $170,000 during the six months ended June 30, 2009. Our gross profit percentage was 80.1% during the six months ended June 30, 2010 compared to 80.6% for the same period in 2009. This slight decrease in 2010 was attributed to greater sales of spine products that generate margins consistent with hip products, both of which yield profit margins lower than knee products. As acceptance of our reconstructive and spine products continues to grow, it is expected that our 2010 profit margins will remain mostly consistent with 2009 but significant fluctuations in our sales mix can have an impact on the overall gross profit.

Research and Development Expenses

During the six months ended June 30, 2010, we had research and development expenses of $599,000 compared to $206,000 for the same period in 2009. The increase in the current year is primarily a result of direct labor allocations and increase volume of custom instruments created for surgeons. Research costs associated with certain hip products have increased moderately and are likely to increase in the upcoming quarters as we look to enhance our overall product portfolio.

Selling, General and Administrative Expenses

During the six months ended June 30, 2010, we had selling general and administrative expenses of $3,956,000 compared to $3,081,000 in the same period of 2009, an increase of $875,000. Sales commissions increased by $350,000 in 2010 which was driven by higher sales volume and commission rates on certain products. Depreciation and amortization expense increased by $121,000 in 2010 because of the acquisition of additional instrumentation required to support base inventory levels and continued sales increases. Travel to new and prospective hospitals and industry conferences increased in 2010 along with rent and office expenses as we added office space and our overall business activity was greater than it was in 2009. In addition, professional fees increased $327,000 during the six months ended June 30, 2010 compared to 2009 as a result of exploring strategic opportunities, expanding corporate activities and more regulatory filings.

Interest and Other Income

During the six months ended June 30, 2010, we had interest income of $32,000 compared to $16,000 during the same period in 2009. Interest income is earned on our excess cash balances, which were lower in 2010. We sold some instruments which resulted in $22,000 of other income during the six months ended June 30, 2010.

Segment Information

Our businesses are currently organized into the following two reportable segments; reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Reconstructive Division segment is comprised of activity relating to the Company's unicompartmental knee, patellofemoral products, and the total knee and hip products. The Spine Division segment is comprised of the spinal lumbar fusion system, cervical plate and screw systems, and various interbody products.

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

As of June 30, 2010, our Reconstructive Division included $1,233,000 of goodwill and $4,027,000 in other intangible assets, net of amortization, relating to our unicompartmental knee and hip products. These amounts are expected to be deductible for income tax purposes.

The following table sets forth summarized financial results by reportable segment for the three and six months ended June 30, 2010 and 2009:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Six Months Ended June 30, 2010 (unaudited)
Net sales	$1,089	$890	$-	$1,979
Total cost of sales and operating expenses	204	189	3,868	4,261
Depreciation and amortization	658	6	23	687
Interest and other income, net	-	-	32	32
Net income (loss)	$227	$695	$(3,859)	$(2,937)

Six Months Ended June 30, 2009 (unaudited)
Net sales	$824	$54	$-	$878
Total cost of sales and operating expenses	156	13	2,723	2,892
Depreciation and amortization	545	2	18	565
Interest and other income, net	-	-	16	16
Net income (loss)	$123	$39	$(2,725)	$(2,563)

Three Months Ended June 30, 2010 (unaudited)
Net sales	$612	$465	$-	$1,077
Total cost of sales and operating expenses	118	103	2,013	2,234
Depreciation and amortization	332	3	15	350
Interest and other income, net	-	-	25	25
Net income (loss)	$162	$359	$(2,003)	$(1,482)

Three Months Ended June 30, 2009 (unaudited)
Net sales	$412	$34	$-	$446
Total cost of sales and operating expenses	80	8	1,406	1,494
Depreciation and amortization	288	1	10	299
Interest and other income, net	-	-	8	8
Net income (loss)	$44	$25	$(1,408)	$(1,339)

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

Liquidity and Capital Resources

Net cash used in operating activities was $2,593,000 for the six months ended June 30, 2010 compared to $2,207,000 for the same period in 2009. The primary use of cash in 2010 beyond wages and other operating costs was the continued build-up of inventory, which has increased $1,134,000 during the current year.

Net cash used in investing activities was $715,000 for the six months ended June 30, 2010 compared to $661,000 for the same period in 2009. The cash used for investment activities during 2010 was attributed to the purchase of equipment to accommodate our operational and corporate growth as well as additional instrumentation required in order to support current and anticipated future sales levels.

There was no cash raised by financing activities during the six months ended June 30, 2010 compared to $3,023,000 in 2009. The prior year amount reflects the net proceeds from a private placement. Although we may not have sufficient cash to fund our operations for the remainder of 2010, our current working capital should allow us to meet our needs through the third fiscal quarter of 2010.

We raised nearly $6 million net proceeds during the fourth quarter of 2009 through private placements; however, the available funds are not projected to meet all of our working capital needs for the next twelve months. We anticipate that we will sustain losses through the fourth quarter of 2010, and require additional capital to supplement operations which creates substantial doubt about our ability to continue as a going concern. Management is actively seeking various sources of financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management is closely monitoring its operating costs to conserve cash until additional funds become available through financing or operating activities.

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

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009 and includes the following:

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

ITEM 4 — CONTROLS AND PROCEDURES

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title
10.1	Cardo Medical, Inc. 2010 Equity Incentive Plan *+
31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
*	Filed herewith
**	Furnished herewith
+	Management compensation plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDO MEDICAL, INC.

August 12, 2010	By:	/s/ Andrew A. Brooks
Andrew A. Brooks
Chief Executive Officer (Principal Executive Officer)

August 12, 2010	By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.1	Cardo Medical, Inc. 2010 Equity Incentive Plan *+ PDF
31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
*	Filed herewith
**	Furnished herewith
+	Management compensation plan or agreement