Form 10-Q
period 2010-09-30
Cardo Medical, Inc.
filed 2010-11-22
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-21419

Cardo Medical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7625 Hayvenhurst Avenue, Suite #49
Van Nuys, CA    91406
(Address of Principal Executive Offices including Zip Code)

(818) 780-6677
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
YES    ☐        NO    ☒

As of November 16, 2010, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

Note: PDF provided as a courtesy

CARDO MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets
Cash	$196	$4,973
Accounts receivable	486	307
Inventories, net	3,045	3,256
Prepaid expenses and other current assets	110	65
Total current assets	3,837	8,601

Property and equipment, net	1,774	1,228
Goodwill	-	1,233
Other intangible assets, net	-	4,353
Deposits and other assets, net	32	173
Total assets	$5,643	$15,588

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,905	$851

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 million shares authorized,
230,293,141 issued and outstanding as of September 30, 2010 (unaudited)
and December 31, 2009, respectively	230	230
Additional paid-in capital	25,773	25,722
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(22,215)	(11,165)
Total stockholders' equity	3,738	14,737
Total liabilities and stockholders' equity	$5,643	$15,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$771	$436	$2,750	$1,314
Cost of sales	1,789	84	2,182	254
Gross profit (deficit)	(1,018)	352	568	1,060
Research and development expenses	249	123	848	329
Selling, general and administrative expenses	1,563	1,440	5,519	4,521
Impairment charges	5,283	-	5,283	-
Loss from operations	(8,113)	(1,211)	(11,082)	(3,790)
Interest and other income, net	-	6	32	22
Loss before income tax provision	(8,113)	(1,205)	(11,050)	(3,768)
Provision for income taxes	-	-	-	-
Net loss	$(8,113)	$(1,205)	$(11,050)	$(3,768)

Net loss available to common stockholders per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	230,293,141	206,157,409	230,293,141	204,302,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(11,050)	$(3,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	967	878
Stock option compensation	51	89
Impairment of goodwill and other intangible assets	5,283	-
Inventory reserve	1,620	-
Changes in operating assets and liabilities:
Accounts receivable	(178)	(65)
Inventories	(1,409)	(1,051)
Prepaid expenses and other current assets	(45)	36
Accounts payable and accrued expenses	1,054	251
Net cash used in operating activities	(3,707)	(3,630)

Cash flows from investing activities
Purchases of property and equipment	(1,070)	(862)
Increase in deposit and other assets	-	(189)
Net cash used in investing activities	(1,070)	(1,051)

Cash flows from financing activities
Proceeds from private placements, net of issuance costs	-	3,193
Net cash used in investing activities	-	3,193

Net change in cash	(4,777)	(1,488)
Cash, beginning of period	4,973	3,095
Cash, end of period	$196	$1,607

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from Cardo's audited financial statements as of that date, and the unaudited condensed consolidated financial information of Cardo as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Management's Plan

As reflected in the accompanying financial statements, the Company had losses from operations of $11,050,000 and negative cash flows from operations of $3,707,000 during the nine months ended September 30, 2010, an accumulated deficit of $22,215,000 and limited cash to fund its future operations. Management anticipates that the Company will sustain further losses through the fourth quarter of 2010 and require additional capital to supplement operations. Thus far, the Company has been able to finance its operating losses through a series of equity issuances. Nevertheless, there is no assurance that the Company will be able to finance any future operating losses and as such, there is substantial doubt about the Company's ability to continue as a going concern. The Company's financial condition deteriorated rapidly during the quarter ended September 30, 2010. Management is actively seeking various sources of financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Cardo's management and board of directors have met frequently during the quarter ended September 30, 2010 and through the date of this filing to contemplate the steps by which management will follow to maintain operations without business interruptions.

During October and November 2010, the Company's management took the following measures:

  terminated over half of the Company's employees;
  had the Company's Chief Executive Officer and President forego their salaries;
  reduced office space by not renewing the corporate headquarters facility lease;
  scaled back research and development activities;
  deferred manufacturing of inventories required to build additional base-level implant banks; and
  engaged an investnent adviser to assist it in seeking alternative sources of capital; including selling of some or all of the Company's assets and other strategic alternatives.

Management continues to closely monitor its operating costs to conserve cash until additional funds become available through financing or operating activities.

Due to the Company's financial condition and continued inability to raise sufficient funds in order to fully execute a profitable sales strategy, the Company evaluated the carrying amounts of the Company's goodwill and other intangible assets for recoverability. Based on the results of these tests, management determined that the fair values of these assets were less than their respective carrying values. As such, impairment charges totaling $5,283,000 were charged to operations during the quarter ended September 30, 2010. Additionally, Cardo's management evaluated the net realizable value of its inventories and, based on reduced future projected revenues, recorded an inventory reserve of $1,620,400 at September 30, 2010.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is primarily comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items currently in production. Finished goods are completed knee, spine and hip replacement products ready for sales to customers.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. Management recorded an excess inventory reserve of $1,620,400 during the quarter ended September 30, 2010. Cardo did not have any inventory considered by management to be excess or obsolete as of December 31, 2009.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include a royalty agreement, developed technology and customer relationships which are amortized on a straight-line basis over 2 to 10 years. Goodwill and other intangible assets were generated when the Company acquired the non-controlling interests of Accelerated, Cervical and Uni.

Goodwill and Long-Lived Assets Impairment

Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Cardo conducts its annual evaluations for impairment at the end of the fourth quarter of each year. The Company concluded that there were no such events or changes in circumstances during 2009; however, during the quarter ended September 30, 2010, the changes in Cardo's financial condition and continued inability to raise sufficient funds in order to fully execute a profitable sales strategy indicated the carrying values of its goodwill and other intangible assets may not be recoverable. Goodwill impairment testing is based on a two step process, where the first step compares the fair value of the reporting unit to the carrying value of the unit. If the first step test indicates impairment, the second step test compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require us to make certain assumptions and estimate future revenues and profitability.

Based on the assessments performed for the year ended December 31, 2009, the Company determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets' carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009.

During the quarter ended September 30, 2010, Cardo's management performed an assessment of its goodwill and other intangible assets for impairment. The Company's management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets' carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units.

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

Concentrations

As of September 30, 2010, the Company had two customers that accounted for 28.6% and 10.3%, respectively, of its accounts receivable. As of December 31, 2009, the Company had four customers that accounted for 28.2%, 15.6%, 15.4% and 10.0%, respectively, of its accounts receivable.

The Company had four customers that comprised 20.5%, 14.0%, 13.4% and 11.4%, respectively, of the Company's net sales for the three months ended September 30, 2010. The Company had two customers that comprised 45.3%, and 28.7%, respectively, of the Company's net sales for the three months ended September 30, 2009.

The Company had three customers that comprised 17.6%, 14.9% and 14.0%, respectively, of the Company's net sales for the nine months ended September 30, 2010. The Company had three customers that comprised 31.2%, 26.6%, and 14.9%, respectively, of the Company's net sales for the nine months ended September 30, 2009.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 — INVENTORY

Inventories consisted of the following at:

(In thousands)	September 30,	December 31,
	2010	2009
	(Unaudited)

Packaging materials	$85	$24
Work in process	927	360
Finished goods	3,653	2,872
	4,665	3,256
Less: inventory reserve	(1,620)	-
	$3,045	$3,256

During the quarter ended September 30, 2010, the Company's recorded an inventory reserve of $1,620,400 to reflect excess inventory on-hand or in-process implant components as of September 30, 2010. Of this amount, $567,000 was allocable to Cardo's Recon Division and $1,053,400 was allocable to Cardo's Spine Division. The inventory reserve is included with inventory usage in cost of goods sold in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

NOTE 3 — GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

In 2008, the Company completed the acquisition of the Uni, Cervical and Accelerated minority interests, which were accounted for using the purchase accounting method. The transactions resulted in the following goodwill and intangible assets as of December 31, 2008 and 2009.

(in thousands)	Uni	Cervical	Accelerated	Total

Estimated fair value of tangible net
assets acquired	$15	$(19)	$786	$782
In-process research and development	-	-	938	938
Other tangible assets	2,034	-	3,293	5,327
Goodwill	-	1,457	1,233	2,690
Total purchase price	$2,049	$1,438	$6,250	$9,737

Other intangible assets identified in the transactions related to a royalty agreement, developed technology and customer relationships. These assets belong in the knee and hip reporting units under the Reconstructive segment. The goodwill resulting from the acquisition of Accelerated belongs in the knee and hip reporting units and the goodwill resulting from the acquisition of Cervical belongs in the internally developed reporting unit under the Spine segment. The amounts allocated to in-process research and development for Accelerated were recorded as research and development expenses in the consolidated statement of operations during the year ended December 31, 2008. Goodwill associated with the purchase of Cervical was deemed to be impaired and written off during the year ended December 31, 2008.

During the quarter ended September 30, 2010, due to the Company's financial condition and continued inability to raise sufficient funds in order to fully execute a profitable sales strategy, the Company determined an interim impairment test was necessary. Based upon the assessments, it was determined that the fair value of the Company's knee and hip reporting units were below their respective assets' carrying values at September 30, 2010. Accordingly, the Company recognized a non-cash goodwill impairment charge of $1,233,000 and an impairment charge to its other intangible assets of $4,050,000 in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010. As a result of these impairment charges, the goodwill and other intangible assets had no remaining book value as of September 30, 2010. There was no income tax effect as the corresponding income tax assets were offset by a full valuation account.

NOTE 4 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. Stock option compensation recognized for the nine months ended September 30, 2010 and 2009 in the accompanying condensed consolidated statements of operations amounted to $51,082 and $89,562, respectively. Stock option compensation recognized for the three months ended September 30, 2010 and 2009 in the accompanying condensed consolidated statements of operations amounted to $15,486 and $27,105, respectively.

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

A summary of stock option activity as of September 30, 2010, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2009	2,036,000	$0.23
Granted	-	-
Exercised	-	-
Forfeited	(69,600)	$0.23
Outstanding at September 30, 2010 (unaudited)	1,966,400	$0.23	7.92	$334,288

Exercisable at September 30, 2010 (unaudited)	589,920	$0.23	7.92	$100,286

The aggregate intrinsic value represents the closing stock price as of September 30, 2010 less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

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

NOTE 5 — STOCKHOLDERS' EQUITY

The Company's authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. The Company's preferred stock may be designated into series pursuant to authority granted by its Certificate of Incorporation, and on approval from its Board of Directors. As of September 30, 2010, the Company did not have any preferred stock issued.

NOTE 6 — SEGMENT INFORMATION

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

Prior to September 30, 2010, the Company's Reconstructive Division included $1,233,000 of goodwill and $4,050,000 in other intangible assets, net of amortization, relating to the Company's unicompartmental knee and hip products. These assets were determined by Cardo's management to be fully impaired during the current quarter.

The following table sets forth financial information by reportable segment as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Nine Months Ended September 30, 2010 (unaudited)
Net sales	$1,686	$1,064	$-	$2,750
Total cost of sales and operating expenses	896	1,286	5,400	7,582
Depreciation and amortization	916	10	41	967
Impairment charges	5,283	-	-	5,283
Interest and other income, net	-	-	32	32
Net loss	$(5,409)	$(232)	$(5,409)	$(11,050)

Property and equipment acquisitions	$805	$135	$130	$1,070
Total assets	$4,257	$832	$554	$5,643

Nine Months Ended September 30, 2009 (unaudited)
Net sales	$1,175	$139	$-	$1,314
Total cost of sales and operating expenses	226	28	3,972	4,226
Depreciation and amortization	848	4	26	878
Interest and other income, net	-	-	22	22
Net income (loss)	$101	$107	$(3,976)	$(3,768)

Three Months Ended September 30, 2010 (unaudited)
Net sales	$597	$174	$-	$771
Total cost of sales and operating expenses	692	1,097	1,531	3,320
Depreciation and amortization	262	4	15	281
Impairment charges	5,283	-	-	5,283
Interest and other income, net	-	-	-	-
Net loss	$(5,640)	$(927)	$(1,546)	$(8,113)

Three Months Ended September 30, 2009 (unaudited)
Net sales	$351	$85	$-	$436
Total cost of sales and operating expenses	76	8	1,250	1,334
Depreciation and amortization	303	2	8	313
Interest and other income, net	-	-	6	6
Net income (loss)	$(28)	$75	$(1,252)	$(1,205)

Included in cost of sales for the three and nine months ended September 30, 2010 in the Reconstructive Division is $567,000 of inventory reserves. Included in cost of sales for the three and nine months ended September 30, 2010 in the Spine Division is $1,053,400 of inventory reserves. All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

NOTE 7 — SUBSEQUENT EVENTS

In November 2010, the Company entered into two secured promissory notes (collectively, the "Notes") with two individuals (collectively, the "Lenders"). The aggregate proceeds from the Notes were $500,000. One of the Lenders is the brother of the Company's Chief Executive Officer. The Notes mature on March 2, 2011 and March 4, 2011, respectively, which may be extended for up to 60 days by the Company, provided the Company gives the Lenders notice of such extension period at least two business days prior to the maturity date, and bear simple interest at 12% per annum.

In connection with the Notes, the Company entered into a security agreement with each lender, in which the Company granted a security interest, up to the amount of the principal and interest, in all of the Company's right, title and interest in all of the Company's assets, other than its accounts receivable.

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

We are headquartered in Van Nuys, California. In connection with the consummation of the merger with clickNsettle.com, Inc. ("CKST"), CKST approved through its stockholders an amendment to its Amended and Restated Certificate of Incorporation to change its name from "clickNsettle.com, Inc." to "Cardo Medical, Inc." CKST's trading symbol was "CKST.OB," which was changed to "CDOM.OB" in connection with the name change. Cardo Medical's common stock is quoted on the National Association of Securities Dealers, Inc., Over-the-Counter Bulletin Board.

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

At each balance sheet date, management evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, we consider current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. Management recorded an inventory reserve of $1,620,400 during the quarter ended September 30, 2010

Property and Equipment

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

Goodwill and Long-Lived Assets Impairment

Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that indicate that the carrying amount of the assets may not be recoverable. We conduct our annual evaluations for impairment at the end of the fourth quarter of each year. We concluded that there were no such events or changes in circumstances during 2009; however, during the quarter ended September 30, 2010, the changes in our financial condition and continued inability to raise sufficient funds in order to fully execute a profitable sales strategy indicated the carrying values of our goodwill and other intangible assets may not be recoverable. We conduct our annual evaluations for impairment at the end of the fourth quarter of each year. Goodwill impairment testing is based on a two step process, where the first step compares the fair value of the reporting unit to the carrying value of the unit. If the first step test indicates impairment, the second step test compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require us to make certain assumptions and estimate future revenues and profitability.

Based on the assessment performed for the year ended December 31, 2009, we determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets' carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009.

During the quarter ended September 30, 2010, management performed an assessment of our goodwill and other intangible assets for impairment. Our management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets' carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units.

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

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended September 30, 2010 and 2009:

(In thousands)	Three Months Ended
	September 30,
	2010	2009	Variance

Net sales	$771	$436	$335
Cost of sales	1,789	84	1,705
Gross profit (loss)	(1,018)	352	(1,370)
Research and development expenses	249	123	126
Selling, general and administrative expenses	1,563	1,440	123
Impairment charges	5,283	-	5,283
Loss from operations	(8,113)	(1,211)	(6,902)
Interest and other income, net	-	6	(6)
Loss before income tax provision	(8,113)	(1,205)	(6,908)
Provision for income taxes	-	-	-
Net loss	$(8,113)	$(1,205)	$(6,908)

Revenues

During the quarter ended September 30, 2010, we generated revenues of $771,000 compared to $436,000 for the same period in 2009. The $335,000 increase resulted from wider acceptance of our knee and spine products by orthopedic and back surgeons. We experienced significant growth in knee products sales, an increase of $177,000, in the current quarter as compared to 2009. This was primarily a result of sales from our total knee system. There were no such comparable total knee sales in 2009. Sales of our spine products also increased $89,000 in 2010 compared to 2009. We introduced the resale of interbody spinal devices during the 2010 first quarter, which was a major contributor to the increase in spine sales. There were no such comparable interbody sales in 2009. Hip sales increased $69,000 in 2010 compared to 2009 due to a new customer and higher sales volume. Our knee and hip products accounted for 61% of total sales during the three months ended September 30, 2010 compared to 79% in 2009.

Gross Profit

During the quarter ended September 30, 2010, we had cost of sales of $1,789,000, which includes an inventory reserve of $1,620,000, compared to $84,000 during the quarter ended September 30, 2009. Our gross profit percentage, exclusive of the inventory reserve, was 78.4% during the three months ended September 30, 2010 compared to 80.7% for the same period in 2009. This slight decrease in 2010 was attributed to greater sales concentrations of total knee, spine and hip products which generate lower margins than other knee products. As acceptance of our reconstructive and spine products continues to grow, it is expected that our 2010 profit margins will remain mostly consistent with 2009 but significant fluctuations in our sales mix may have an impact on the overall gross profit.

Research and Development Expenses

During the quarter ended September 30, 2010, we had research and development expenses of $249,000 compared to $123,000 for the same period in 2009. The increase in the current year is primarily a net result of direct labor allocations and increased volume of customized instrumentation created for surgeons offset by lower research costs associated with certain hip and total knee products. Research and development activities will likely decrease during the 2010 fourth quarter and into 2011 as we continue to scale back our operations to optimize expenses.

Selling, General and Administrative Expenses

During the quarter ended September 30, 2010, we had selling general and administrative expenses of $6,846,000 compared to $1,440,000 in the same period of 2009, an increase of $5,406,000. The impairment charges related to our goodwill and other intangible assets accounted for $5,283,000 of the increase in 2010. Sales commissions increased by $83,000 in 2010 which was mostly consistent with our higher sales volume and some higher commission rates to certain distributors. Depreciation and amortization expense decreased by $33,000 in 2010 due to a fully amortized intangible asset and fully depreciated instruments. Professional fees were also lower in 2010 compared to 2009 as we began to defer corporate expansion projects. Travel to new and prospective hospitals and industry conferences increased in 2010 along with rent and office expenses as we added office space and our overall business activity was greater than it was in 2009. Management will continue to explore various ways to optimize such overhead costs in the fourth quarter of 2010 and into 2011 as we continue our efforts to conserve working capital.

Impairment Charges

During the quarter ended September 30, 2010, our management assessed the recoverability of the carrying values of our goodwill and other intangible assets. Management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets' carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units.

Interest and Other Income

During the quarter ended September 30, 2010, we had nominal interest income compared to $6,000 during the same period in 2009. Interest income is earned on our excess cash balances, which were significantly higher in the third quarter of 2009.

Results of Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009.

The following is a comparison of the consolidated results of operations for Cardo for the nine months ended September 30, 2010 and 2009:

(In thousands)	Nine Months Ended
	September 30,
	2010	2009	Variance

Net sales	$2,750	$1,314	$1,436
Cost of sales	2,182	254	1,928
Gross profit	568	1,060	(492)
Research and development expenses	848	329	519
Selling, general and administrative expenses	5,519	4,521	998
Impairment charges	5,283	-	5,283
Loss from operations	(11,082)	(3,790)	(7,292)
Interest and other income, net	32	22	10
Loss before income tax provision	(11,050)	(3,768)	(7,282)
Provision for income taxes	-	-	-
Net loss	$(11,050)	$(3,768)	$(7,282)

Revenues

During the nine months ended September 30, 2010, we generated revenues of $2,750,000 compared to $1,314,000 for the same period in 2009. The $1,436,000 increase primarily resulted from wider acceptance of our knee and spine products by orthopedic and back surgeons. We experienced substantial growth in spine sales, an increase of $924,000 in 2010 compared to 2009. We introduced the resale of interbody spinal devices during the 2010 first quarter, which was a major contributor to the increase in spine sales. There were no such comparable interbody sales in 2009. Additionally, our knee products sales increased $393,000 during 2010 compared to 2009. This was primarily a result of sales from our total knee system. There were nominal comparable total knee sales in 2009. Hip sales increased $119,000 in 2010 compared to 2009 due to a new customer and higher sales volume. Our knee and hip products accounted for 61% of total sales during the nine months ended September 30, 2010 compared to 89% in 2009.

Gross Profit

During the nine months ended September 30, 2010, we had cost of sales of $2,182,000, which includes an inventory reserve of $1,620,000, compared to $254,000 during the nine months ended September 30, 2009. Our gross profit percentage, exclusive of the inventory reserve, was 80.1% during the nine months ended September 30, 2010 compared to 80.7% for the same period in 2009. This slight decrease in 2010 was attributed to greater sales concentrations of total knee, spine and hip products which generate lower margins than other knee products. As acceptance of our reconstructive and spine products continues to grow, it is expected that our 2010 profit margins will remain mostly consistent with 2009 but significant fluctuations in our sales mix may have an impact on the overall gross profit.

Research and Development Expenses

During the nine months ended September 30, 2010, we had research and development expenses of $848,000 compared to $329,000 for the same period in 2009. The increase in the current year is primarily a net result of direct labor allocations and increased volume of custom instruments created for surgeons offset by lower research costs associated with certain hip and total knee products. Research and development activities will likely decrease during the 2010 fourth quarter and into 2011 as we continue to scale back our operations to optimize expenses.

Selling, General and Administrative Expenses

During the nine months ended September 30, 2010, we had selling general and administrative expenses of $10,802,000 compared to $4,521,000 in the same period of 2009, an increase of $6,281,000. The impairment charges related to our goodwill and other intangible assets accounted for $5,283,000 of the increase in 2010. Sales commissions increased by $427,000 in 2010 which was driven by higher sales volume and commission rates on certain products. Depreciation and amortization expense increased by $89,000 in 2010 because of the acquisition of additional instrumentation required to support base inventory levels and continued sales increases offset a fully amortized intangible asset and fully depreciated instruments. Travel to new and prospective hospitals and industry conferences increased in 2010 along with rent and office expenses as we increase our office space and our overall business activity was greater than it was in 2009. In addition, professional and consulting fees increased $350,000 during the nine months ended September 30, 2010 compared to 2009 as a result of exploring strategic opportunities, expanding corporate activities and more regulatory filings in the first two quarters of 2010. Management will continue to explore various ways to optimize such overhead costs in the fourth quarter of 2010 and into 2011 as we continue our efforts to conserve working capital.

Impairment Charges

During the quarter ended September 30, 2010, our management assessed the recoverability of the carrying values of our goodwill and other intangible assets. Management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets' carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units.

Interest and Other Income

During the nine months ended September 30, 2010, we had interest income of $10,000 compared to $22,000 during the same period in 2009. Interest income is earned on our excess cash balances, which were lower in 2010. We sold some instruments which resulted in $22,000 of other income during the nine months ended September 30, 2010.

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

Prior to September 30, 2010, our Reconstructive Division included $1,233,000 of goodwill and $4,050,000 in other intangible assets, net of amortization, relating to our unicompartmental knee and hip products. These assets were determined by our management to be fully impaired during the current quarter.

The following table sets forth summarized financial results by reportable segment for the three and nine months ended September 30, 2010 and 2009:

(In thousands)	Reconstructive	Spine
	Division	Division	Corporate	Total

Nine Months Ended September 30, 2010 (unaudited)
Net sales	$1,686	$1,064	$-	$2,750
Total cost of sales and operating expenses	896	1,286	5,400	7,582
Depreciation and amortization	916	10	41	967
Impairment charges	5,283	-	-	5,283
Interest and other income, net	-	-	32	32
Net loss	$(5,409)	$(232)	$(5,409)	$(11,050)

Nine Months Ended September 30, 2009 (unaudited)
Net sales	$1,175	$139	$-	$1,314
Total cost of sales and operating expenses	226	28	3,972	4,226
Depreciation and amortization	848	4	26	878
Interest and other income, net	-	-	22	22
Net income (loss)	$101	$107	$(3,976)	$(3,768)

Three Months Ended September 30, 2010 (unaudited)
Net sales	$597	$174	$-	$771
Total cost of sales and operating expenses	692	1,097	1,531	3,320
Depreciation and amortization	262	4	15	281
Impairment charges	5,283	-	-	5,283
Interest and other income, net	-	-	-	-
Net loss	$(5,640)	$(927)	$(1,546)	$(8,113)

Three Months Ended September 30, 2009 (unaudited)
Net sales	$351	$85	$-	$436
Total cost of sales and operating expenses	76	8	1,250	1,334
Depreciation and amortization	303	2	8	313
Interest and other income, net	-	-	6	6
Net income (loss)	$(28)	$75	$(1,252)	$(1,205)

Included in cost of sales for the three and nine months ended September 30, 2010 in the Reconstructive Division is $567,000 of inventory reserves. Included in cost of sales for the three and nine months ended September 30, 2010 in the Spine Division is $1,053,400 of inventory reserves. All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

Liquidity and Capital Resources

Net cash used in operating activities was $3,707,000 for the nine months ended September 30, 2010 compared to $3,630,000 for the same period in 2009. The primary use of cash in 2010 beyond wages and other operating costs was the continued build-up of inventory, which has increased approximately $1.4 million during the current year.

Net cash used in investing activities was $1,070,000 for the nine months ended September 30, 2010 compared to $1,051,000 for the same period in 2009. The cash used for investment activities during 2010 was attributed to the purchase of equipment to accommodate our operational and corporate growth as well as additional instrumentation required in order to support current and anticipated future sales levels.

There was no cash raised by financing activities during the nine months ended September 30, 2010 compared to $3,193,000 in 2009. The prior year amount reflects the net proceeds from two equity investment transactions. Our working capital at September 30, 2010 along with the subsequently received proceeds of $500,000 from two promissory notes should allow us to meet our cash needs through the remainder of 2010. Refer to Note 7 of our condensed consolidated financial statements included in Item 1 for a description of the two promissory notes. One of the individual lenders of the promissory notes is the brother of our Chief Executive Officer.

Our available funds are not projected to meet all of our working capital needs for the next twelve months. We anticipate that we will sustain further losses through the fourth quarter of 2010, and require additional capital to supplement operations which creates substantial doubt about our ability to continue as a going concern. Management is actively seeking various sources of financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. During October and November 2010, the Company's management took the following measures:

  terminated over half of the Company's employees;
  had the Company's Chief Executive Officer and President forego their salaries;
  reduced office space by not renewing the corporate headquarters facility lease;
  scaled back research and development activities;
  deferred manufacturing of inventories required to build additional base-level implant banks; and
  engaged an investment adviser to assist it in seeking alternative sources of capital, including selling of some or all of the Company's assets and other strategic alternatives

Management is closely monitoring its operating costs to conserve cash until additional funds become available through financing or operating activities.

There can be no assurance that our efforts to obtain alternative sources of capital, including selling of some or all of the Company's assets and other strategic alternatives will be successful or that the terms of such alternative sources of capital, even if available, will be on terms acceptable to us. Our ability to continue as a going concern is dependent upon receiving additional funds through one or more of these measures.　 If we are unable to fund our cash flow needs, in order to continue our operations we will have to further reduce or scale back our operations, eliminate our research and development programs, and reduce staff.

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

  If we choose to grow our business by acquiring new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and non- disruptive manner.

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

  If conflicts arise between collaborators or advisors and us, any of these parties may act in its self- interest, which may be adverse to our interests and the interests of our stockholders.

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

  Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes- Oxley Act could have a material adverse effect on our business and stock price.

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

Additional information concerning these risk factors can be found in our other filings made with the SEC. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors. Additional risks include the effects on our operations and financial results of reducing our workforce in our sales and marketing functions, the amount and timing of expenses associated with our workforce reduction, whether we may have to lay off additional employees, whether we may have to further scale back or cease our operations, whether we are able to identify and successfully consummate any strategic or liquidity alternatives, and the impact of our current liquidity and financial uncertainty on customers and vendors and their willingness to continue to conduct business with us on the same terms or at all.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARDO MEDICAL, INC.

November 22, 2010	By:	/s/ Andrew A. Brooks
Andrew A. Brooks
Chief Executive Officer (Principal Executive Officer)

November 22, 2010	By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
*	Filed herewith
**	Furnished herewith