Form 10-K
period 2010-12-31
Cardo Medical, Inc.
filed 2011-03-31
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

       ☒ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2010

       ☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ________to _________

Commission File Number 0-21419

CARDO MEDICAL, INC.
(Exact name of registrant as specified in its charter)
Delaware	23-2753988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7625 Hayvenhurst Avenue, Suite #49, Van Nuys, CA 91406
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (818) 780-6677
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010, was $45,935,639.

As of March 18, 2011 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect of our 2011 Annual Meeting of Stockholders.

CARDO MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010
TABLE OF CONTENTS

Item 1. Business

The following business description should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Organization

Overview

Cardo Medical, Inc., which we refer to as Cardo, the Company, we, us or our, is an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we are focused on developing surgical devices, instrumentation and techniques that will enable surgeons to move what are typically inpatient surgical procedures to the outpatient world. We commercialize our reconstructive joint devices through our reconstructive division and our spine devices through our spine division.

In December 2006, we initiated a limited release and began sales of the Align 360TM unicompartmental knee device, a partial knee resurfacing device for the medial or lateral part of the knee. Since then, we have received approval under Section 510(k) of the Federal Food, Drug and Cosmetic Act, which we refer to as Section 510(k), for the following:

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

Recent Developments

On October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual property, and property and equipment of its reconstructive products, which we refer to as the Reconstructive Division, and spine products, which we refer to as the Spine Division. The Company decided to put up for sale the assets of its Reconstructive Division and Spine Division primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy.

As a result of the level of our available funds and the projection that the amount of available funds would be insufficient to meet all of our working capital needs for the next twelve months, our management undertook the following additional cost-reduction measures during October and November 2010:

  it terminated over half of the Company's employees;

  had the Company's Chief Executive Officer and President forgo their salaries;

  reduced office space by not renewing the corporate headquarters facility lease;

  scaled back research and development activities; and

  deferred manufacturing of inventories required to build additional base-level implant banks.

On January 24, 2011, we entered into an Asset Purchase Agreement with Arthrex, Inc., which we refer to as Arthrex, pursuant to which we have agreed to sell the assets of the Reconstructive Division, to Arthrex in exchange for cash consideration of approximately $9.9 million, plus the value of our inventory and property and equipment relating to the Reconstructive Division calculated as of the closing date, which we refer to as the Asset Purchase Agreement. The Asset Purchase Agreement also provides for us to receive royalty payments equal to 5% of net sales of our products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. Following the execution of the Asset Purchase Agreement, Arthrex delivered to us a $250,000 deposit to be credited against the cash consideration due at closing. From the cash consideration paid at closing, $900,000 will be deposited with an escrow agent for a period of twelve months from the closing date to be used for any adjustments to the value of our inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities. We estimate that the value of our inventory and property, plant and equipment relating to the Reconstructive Division as of the closing date will be approximately $4.7 million. The Asset Purchase Agreement provided for the transaction to be completed by April 24, 2011, which we refer to as the End Date. If the transaction is not completed by the End Date, Arthrex, under certain circumstances, can terminate the Asset Purchase Agreement.

On March 18, 2011, we entered into the First Amendment to the Asset Purchase Agreement, dated as of January 24, 2011, with Arthrex. The first amendment modifies the definition of "End Date" so that it means May 24, 2011; provided that if (i) the closing has not occurred by reason of the failure to satisfy the condition in the Asset Purchase Agreement that at least 20 calendar days have passed since an Information Statement has been filed with the SEC and transmitted to every record holder of our shares, but (ii) the SEC has cleared our responses to the SEC's comment letter and no unresolved comments are pending before the SEC with respect to the Information Statement on or before such date, then the End Date shall be June 24, 2011. Pursuant to the terms of the Asset Purchase Agreement, Arthrex can terminate the Asset Purchase Agreement if certain conditions have not been fulfilled or waived by the End Date.

On March 18, 2011, we executed a Secured Promissory Note in favor of Arthrex, which we refer to as the Arthrex Note. Under the terms of the Arthrex Note, the $250,000 deposit made by Arthex on January 24, 2011 pursuant to the terms of the Asset Purchase Agreement constitutes an initial loan. Under the terms of the Arthrex Note, Arthrex will (a) make a second loan to us of such amount to repay the indebtedness owed to Jon Brooks in the principal amount of $300,000 plus all accrued and unpaid interest thereon, which we refer to as the Brooks Note, and the indebtedness owed to Earl Brien, M.D. in the principal amount of $200,000 plus all accrued and unpaid interest thereon, which we refer to as the Brien Note, and (b) make additional advances within two business days of our written request; provided that in no event shall the aggregate principal amount loaned under the Arthrex Note at any time exceed $1,250,000. The proceeds obtained by us under the Arthrex Note were used to pay off the Brooks Note and the Brien Note and satisfy all obligations under the Brooks Note and the Brien Note and the security agreements relating to such indebtedness totaling $522,000 on March 18, 2011. The proceeds obtained from additional drawdowns can be used for ordinary course working capital needs of our Reconstructive Division. As of March 22, 2011, we have borrowed an additional $450,000 which we utilized to pay for vendors of inventory resulting in total borrowings under the Arthrex Note of $972,000. Pursuant to the Arthrex Note, we granted, pledged and assigned to Arthrex a security interest in all of our assets, which security interest shall rank senior to and have priority over those held by all other creditors.

We expect to close the transactions contemplated by the Asset Purchase Agreement with Arthrex during the second quarter of 2011. We, however, remain in negotiations to sell substantially all of the assets of our Spine Division. Management anticipates that the sale of substantially all of the assets of our Spine Division will be completed during the second quarter of 2011.

Nature of Business

As discussed above, we determined in October 2010, to put substantially all of our assets up for sale. We expect to close the sale of the Reconstructive Division assets contemplated by the Asset Purchase Agreement with Arthrex during the second quarter of 2011. We remain in negotiations to sell substantially all of the assets of our Spine Division and we anticipate that this will also be completed during the second quarter of 2011. Upon the sale of the Reconstructive Division assets and the Spine Division assets, we will continue to be a public company and our common stock will continue to trade on the Over-the-Counter Bulletin Board. We intend to use the proceeds from these sales to pay: (i) accrued salaries and payroll taxes, (ii) transaction expenses, and (iii) for working capital purposes.

After the sale of substantially all of our Reconstructive Division assets and our Spine Division assets, our ongoing operations will consist of any remaining assets, the collection of accounts receivable, the collection of royalty payments pursuant to the terms of the Asset Purchase Agreement with Arthrex, and the payment of any liabilities. Following the sale of our Reconstructive Division assets and/or our Spine Division assets, we may elect to acquire another entity or invest the net proceeds from the sale of the Reconstructive Division assets and/or our Spine Division assets in such manner as is determined by our Board of Directors and management.

The following is a discussion of the nature of our business on a historical basis, including for the year ended December 31, 2010.

We develop and distribute high performance reconstructive orthopedic and spinal surgery products to various medical organizations. We are focused on moving surgical procedures which have been traditionally performed in a hospital inpatient environment to an outpatient setting by providing better instrumentation, which encourages facile surgical techniques and less intimidation to surgeons. We work in small, focused development teams in conjunction with leading surgeons to rapidly develop products from conception to launch. We launched and commenced clinical usage on a limited basis of our first product, a high performance, unicompartmental knee replacement, in late 2006. Up until October 2010, we had engaged in an aggressive and focused research and development program to fill out our product portfolio since our uni- knee introduction. We have developed a complete line of FDA-approved and market ready knee reconstruction and total hip product lines which promote unique procedural innovations. Additionally, we now have an FDA approved, competitive portfolio of products for cervical and lumbar fusion surgery. Our Spine Division has a robust pipeline of novel products at various stages of development for future release. Counter to traditional innovation companies, we are focused on procedural innovations where often the technique is developed first with novel instrumentation and a simpler surgical approach, with the implant being developed secondarily.

See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our operating segments.

Products

The following is a listing of our product portfolio:

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

Our products listed above have received Section 510(k) approval. We have a number of earlier stage research and development projects, some of which have received Section 510(k) approval and others that may be submitted for regulatory approval in the future. Several of these projects involve alternative bearing surfaces for arthroplasty.

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

Similar to the knee reconstruction market, major trends in hip replacement procedures and implants are to extend implant life and to preserve bone stock for possible future procedures. New products have been developed that incorporate advances in bearing surfaces from the traditional polyethylene surface. These alternative bearing surfaces include metal-on-metal, cross-linked polyethylene and ceramic-on-ceramic combinations, which exhibit improved wear characteristics and lead to longer implant life. In addition to advances in bearing surfaces, implants that preserve more natural bone have been developed in order to minimize surgical trauma and recovery time for patients. These implants, known as bone- conserving implants, leave more of the hip bones intact, which may be beneficial given the likelihood of future revision replacement procedures as the average patient's lifetime increases. Bone-conserving procedures are intended to enable patients to delay their first total hip procedure and may significantly increase the time from the first procedure to the time when a revision replacement implant is required. Our hip product portfolio, currently consisting of three products, is focused on improving the surgical techniques for bone-conservative procedures. These products integrate implant designs that are based on predicate devices (i.e., a device with a similar design that has already received clearance) with successful long-term clinical histories. Up until October 2010, we had been actively engaged in several research and development efforts to develop better instrumentation for less traumatic surgeries, improved component designs and bearing surfaces to increase longevity of our devices.

Spine Market

Back and neck pain is one of the leading causes of healthcare expenditures in the United States, with a direct cost of approximately $86 billion annually for diagnosis, treatment and rehabilitation, according to an article published in The Journal of the American Medical Association (published February 13, 2008). According to the Industry Annual Report, sales of spine products in the U.S. market for 2008 totaled $4.6 billion and $6.5 billion worldwide, an increase of 13% in global revenues over 2007. This report continues to state that growth in the last two years has slowed dramatically from the 20+ percent increases experienced in the early 2000's.

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

Acquisitions

Cardo Medical, LLC, which we refer to as Cardo LLC, was formed on April 6, 2007 as a California limited liability company for the purpose of acquiring an interest in the medical device business conducted by Accin Corporation directly and through Accin's interests in Cervical Xpand, LLC and Uni-Knee, LLC. Following Cardo LLC's organization:

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

On June 18, 2008, Cardo LLC entered into a Merger Agreement and Plan of Reorganization with clickNsettle.com, Inc., which we refer to as CKST, and Cardo Acquisition, LLC, a California limited liability company and wholly-owned subsidiary of CKST. Upon the consummation of the transactions contemplated by the Merger Agreement, CKST acquired Cardo LLC through a merger of Cardo LLC with Cardo Acquisition, with Cardo LLC continuing as the surviving entity in the merger and a wholly-owned subsidiary of CKST. Pursuant to the Merger Agreement, all of the issued and outstanding units of Cardo LLC's membership interests were converted into the right to receive shares of the common stock of CKST.

On or about the signing of the Merger Agreement with CKST, Frost Gamma Investments Trust and other investors invested $12,975,000 in Cardo LLC in exchange for units of Cardo LLC's membership interests. Dr. Phillip Frost, Chairman and Chief Executive Officer of Opko Health, Inc. and non-executive Chairman of the Board of Directors of Teva Pharmaceutical Industries Limited, is the trustee and beneficiary of Frost Gamma Investments Trust. Cardo LLC used approximately $9.7 million of the proceeds from these investments to close on the acquisition of the outstanding equity interests of three partially owned subsidiaries of Cardo LLC (Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC), to repay an existing member loan (in the amount of $1.2 million) and for transaction expenses, and used the remaining funds to accelerate its research and product development.

Under the terms of the Merger Agreement with CKST, at the closing of the merger, each Cardo LLC unit of membership interest issued and outstanding was converted into and exchanged for the right to receive 667,204.70995 shares of common stock of CKST. As a result of the merger with CKST, CKST's stockholders and optionholders owned approximately 5.5% of the combined company on a fully diluted basis (or 11,298,979 shares of common stock outstanding and underlying options), the members of Cardo LLC, excluding the new investors, owned approximately 64.8% of the combined company on a fully diluted basis (or 133,440,942 shares of common stock), the new investors owned approximately 28.5% of the combined company on a fully diluted basis (or 58,641,701 shares of common stock), and optionholders of Cardo LLC owned approximately 1.2% of the combined company on a fully diluted basis (or 2,398,400 shares of common stock underlying those options).

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

Government Regulation

United States

Health care, in general, is a highly regulated industry with various state and federal laws and regulations having particular application to the Company. Our products are principally regulated by the U.S. Food and Drug Administration, or the FDA, under the Federal Food, Drug, and Cosmetic Act, which we refer to as the Act. Some of our products are also regulated by state agencies under laws similar to their federal FDA counterparts. FDA regulations and the requirements of the Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of our medical device products. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

  product design and development;
  product testing;
  product manufacturing;
  product labeling;
  product storage;
  premarket clearance or approval;
  advertising and promotion; and
  product sales and distribution.

Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either the pre-market notification process under Section 510(k) of the Act or through application for a pre- market approval, or PMA, under Section 515 of the Act. The FDA typically grants a Section 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device (i.e., a device with a similar design that has already received clearance). It generally takes approximately three months from the date of a Section 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a Section 510(k) clearance is not appropriate or that substantial equivalence has not been shown and, as a result, will require a PMA application.

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

Thus far, all of our approved products have been cleared by the FDA through the Section 510(k) pre- market notification process. We have not needed to conduct any clinical trials in order to support our regulatory approvals. Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. In addition to granting approvals for our products, the FDA has the authority to randomly inspect us for compliance with regulatory requirements that apply to our operations. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products. The FDA inspects device and drug manufacturing facilities in the United States in order to assure compliance with applicable quality system regulations. As discussed in the section below titled "Manufacturing and Supply," we currently outsource the manufacture of our products to third-party vendors.

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

Health Care Reform Laws

In 2010, Congress enacted significant health care reform legislation, specifically, the "Patient Protection and Affordable Care Act" and the "Health Care and Education Reconciliation Act," which legislation is now law. This legislation is considered by some to be the most dramatic change to the country's health care system in decades.

The principal aim of these laws is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law's most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sales of the Company's products are unknown and speculative at this point.

These laws contain many provisions designed to generate the revenues necessary to fund the coverage expansions. The provisions which are most directly relevant to the Company are those that impose fees or taxes on certain health-related industries, including medical device manufacturers.

Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company's products and product candidates. The effect, if any, of such tax on future sales is speculative.

Additionally, these laws also provide for increased enforcement of the fraud and abuse regulations previously mentioned, which may result in higher compliance-related costs.

The constitutionality of these laws is currently in dispute and several lawsuits have been filed in federal courts throughout the country. The rulings on enforceability of these laws have differed between the various courts and many are currently on appeal. The timing associated with the final resolution of those appeals is unknown at this time. Many legal scholars opine that the issue will ultimately have to be decided by the U.S. Supreme Court. In the interim, the laws currently remain in effect. Adverse rulings regarding these laws have been stayed pending appeal.

Research and Development

Our research and development engineering personnel have extensive experience in developing medical devices to treat joint and spine pathologies. Our engineers work closely with surgeons to design devices that are intended to improve patient care, simplify surgical techniques and reduce overall costs. In addition to constantly enhancing and improving our current product offerings, we historically focused our research and development efforts in novel approaches to total knee arthroplasty, spinal motion preservation devices and products that promote new fusion techniques and minimally invasive surgical techniques for reconstructive and spinal surgery.

We currently do not have any formal consulting arrangements with our surgeons. However, we work with surgeons informally to obtain their feedback to enhance our products and to identify product candidates that we would like to develop. We historically have worked closely with product opinion leaders to develop and enhance our product portfolio. During the years ended December 31, 2010 and 2009, we spent approximately $859,000 and $1,003,000, respectively, on research and development.

Due to the decision made in October 2010 to sell substantially all of the assets of the Company, we scaled back research and development activities and expect research and development expenses to be minimal in the future.

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

Sales and Marketing

Historically, we have primarily relied on third-party independent distributors to market and sell our products. Due to the lay-offs and scaled down efforts associated with the announced plan to sell substantially all assets of the Company, we expect sales and marketing activity to be minimal in the future.

Customers

During the year ended December 31, 2010, we had four hospital customers that comprised 17.4%, 15.8%, 12.3%, and 10.5% of our net sales. During the year ended December 31, 2009, we had three hospital customers that comprised 28.1%, 22.7% and 13.2% of our net sales. The loss of any major hospital customer may have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Technology; Trademarks

The patents and trademarks discussed below are part of the Reconstructive Division assets and Spine Division assets held for sale by us and they are not contemplated to be a part of our future business upon the successful sale of the Reconstructive Division assets and Spine Division assets.

Patents

We have applied for U.S. and foreign patents covering several of our implant components, and some of our surgical instrumentation. As of December 31, 2010, we had 25 issued patents and 12 pending domestic and foreign patent applications covering seven devices.

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

Trademarks

At December 31, 2010, we had four registered trademarks with the U.S. Patent and Trademark Office, or USPTO, for the marks "Accin", "Align 360", "Vertebron" and "Cardo Medical"; and we have an application pending for the mark "A La Carte."

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

Employees

As of December 31, 2010, we employed 13 full-time employees.

Item 1A. Risk Factors

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward- looking statements." You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

We have identified the following categories of risk that should be considered by investors:

  Risks related to the sale of substantially all of our assets

  Risks related to our business, industry and regulatory matters;

  Risks related to our financial results;

  Risks related to our intellectual property and potential litigation; and

  Risks related to ownership of our common stock.

Certain of the risks identified under "Risks Related to Our Business, Industry and Regulatory Matters," "Risks Related to Our Financial Results," and "Risks Related to Our Intellectual Property and Potential Litigation," describe factors that have historically posed risks to us and that could in the future adversely affect us if we do not successfully close on the sale of the Reconstructive Division assets and/or the Spine Division assets and we are able to continue operating our business, or if we acquire a business in the same or related industry in the future.

Risks Related to the Sale of Substantially all of our Assets

There can be no assurance that our pending sale of our Reconstructive Division assets will be consummated in a timely manner or at all. The failure of the asset sale to be consummated, could have an adverse effect on our business, financial condition, results of operations, prospects or stock price.

The pending sale of our Reconstructive Division assets is subject to a number of conditions to closing, including our receipt of all necessary consents, authorizations, orders and approvals from governmental authorities and that at least twenty (20) calendar days have passed since we filed with the SEC and transmitted to the record holders of our shares a definitive information statement on Schedule 14C. If the closing conditions are not met or waived, we will be unable to consummate the asset sale. As a result, there can be no assurance that the asset sale will be completed in a timely manner or at all.

Further, the announcement and pendency of the asset sale could disrupt our business, in any of the following ways, among others:

  Our employees may experience uncertainty about their future roles, which might adversely affect our ability or Arthrex's ability to retain and/or hire key employees;

  The attention of our management may be directed toward the completion of the asset sale and transaction-related considerations and may be diverted from the day-to-day business operations; and

  Customers, suppliers or others may seek to modify or terminate their business relationships with us.

Additionally, due to our financial condition, we implemented certain cost-reduction measures commencing in the fall of 2010 such as terminating over half of our employees and deferring the manufacturing of inventories required to build additional base-level implant banks.

For the foregoing reasons, there can be no assurance that the announcement and pendency of the sale of our Reconstructive Division assets, or the failure of the asset sale to be consummated, will not have an adverse effect on our business, financial condition, results of operations, prospects or stock price.

If we fail to close the sale of the Reconstructive Division assets and we are unable to obtain adequate financing, we may be unable to repay and therefore trigger an event of default under the Arthrex Note.

Due to our current financial situation and the pending sale of the Reconstructive Division assets, we executed the Arthrex Note on March 18, 2011 in favor of Arthrex. Pursuant to the Arthrex Note, we promised to repay to Arthrex the principal amount outstanding from time to time on the Arthrex Note together with all accrued and unpaid interest on the maturity date. The maturity date of the note is the earlier of: (i) the closing of the transactions contemplated by the asset purchase agreement, (ii) the fifth day following the termination of the asset purchase agreement pursuant to its terms, and (iii) the end date (as defined in the asset purchase agreement). Pursuant to the Arthrex Note, we also granted, pledged and assigned to Arthrex a security interest in any and all assets (including, the acquired assets as defined in the asset purchase agreement), goods, inventories, properties and our business, either tangible, intangible, real, personal, mixed, together with all proceeds or products thereof including, without limitation, all leasehold interests, all payments under insurance, or any indemnity, warranty or guaranty, which security interest shall rank senior to and have priority over those held by all other creditors. If we fail to close the sale of the Reconstructive Division assets and we are unable to obtain alternative financing, we may be unable to repay the Arthrex Note and will therefore trigger an event of default enabling Arthrex to take all remedies available to it, including foreclosing on our assets and leaving us with no assets.

If we successfully complete the sale of the Reconstructive Division assets, we may face risks associated with enforcing Arthrex's obligation to make royalty payments under the asset purchase agreement or may receive royalty payments that are substantially less than our expectations.

As partial consideration for the Reconstructive Division asset sale under the terms of the asset purchase agreement, Arthrex shall pay us an amount equal to 5% of net sales of the products of our Reconstructive Division acquired pursuant to the asset purchase agreement. The royalty shall be paid in cash on a quarterly basis, for a period up to and including the 20th anniversary of the closing. We may experience difficulties collecting or enforcing the royalty payments over time, including if we fail to have the adequate resources to verify the underlying net sales. Additionally, we may ultimately collect royalty payments that are substantially less than our expectations if any of our intellectual property related to the Reconstructive Division assets becomes invalidated or rendered unenforceable due to Arthrex's right under the terms of the asset purchase agreement to set-off against the royalty payment due any and all out-of-pocket costs and expenses incurred in good faith arising out of claims by unaffiliated third parties alleging infringement of intellectual property rights.

If we successfully complete the sale of the Reconstructive Division assets, we have agreed to make certain changes to our remaining assets and operations which may adversely affect our reputation or future results or prospects.

Pursuant to the terms of the asset purchase agreement, we agreed that upon the closing of the sale of the Reconstructive Division assets, we will change our name, logos, trade dress, trade names, trademarks, service marks and the like to new names that are reasonably satisfactory to Arthrex and do not use the words "Cardo" or any variation thereof. Upon the closing of the sale of the Reconstructive Division assets, we intend to change our name to Tiger X Medical, Inc. Consequently, we will also change our trading symbol. These changes will eliminate any brand recognition, brand equity or loyalty we have developed over our operating history and may adversely affect our future our reputation or future results or prospects.

If we successfully complete the sale of both the Reconstructive Division assets and the Spine Division assets, we will not have any operating businesses.

In October 2010, our management and Board of Directors decided to put substantially all of our assets up for sale. As discussed above, the sale of our Reconstructive Division assets is currently pending under a definitive agreement. Additionally, we intend to sell the Spine Division assets and have commenced negotiations for the sale of substantially all of the Spine Division assets. If we are successful in selling the Reconstructive Division assets and Spine Division assets, we will no longer have any operating business. Without any operating business or assets, we will not realize any revenues other than through the royalty payments we are entitled to under the terms of the Reconstructive Division asset sale and any future acquisition of an operating business or assets.

Risks Related to Our Business, Industry and Regulatory Matters

We may not be able to raise additional funds in the future, on acceptable terms or at all, to fund our operations and research.

We raised $500,000 of additional funds during the fiscal year ended December 31, 2010 in contrast to $9.0 million of additional funds we raised during the fiscal year ended December 31, 2009. Subsequent to December 31, 2010, we entered into the Arthrex Note and as of March 22, 2011, we have borrowed a total of $972,000 under the Arthrex Note. Of the amount borrowed, $522,000 was used to pay off the Brooks Note and Brien Note and $450,000 was utilized to pay for vendors of inventory. If we fail to consummate the sale of the Reconstructive Division assets or the Spine Division Assets, we will not have sufficient funds to meet working capital requirements through 2011. Additionally, we cannot assure you that debt or equity financing, if and when required, will be available. Prior to agreeing to the sale of the Reconstructive Division assets, we were pursuing efforts to secure such funding but were not successful. The current market for debt and equity financing is challenging and the additional financing that we require may not be available at all or, if available, may be on terms unfavorable to us and our stockholders, and could substantially dilute current ownership interests. Further, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish or share rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us.

Our ability to continue as a going concern is dependent upon our closing the sale of the Reconstructive Division assets, finding a buyer for our Spine Division assets and consummating such sale or receiving additional funds either through the issuance of debt or through the sale of common and/or preferred stock and the success of management's implementation of a plan to address our future business and operations, if any.

Our actual capital requirements may change as a result of various factors, including:

  if we are able to successfully close on the sale of our Reconstructive Division assets and our Spine Division assets;

  results from preclinical studies and clinical trials conducted by us or our collaborative partners or licensees, if any;

  the nature and timing of acquisitions and other strategic transactions;

  our ability to maintain and establish corporate relationships and research collaborations;

  our ability to manage costs;

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

If we are unable to successfully close the sale of the Reconstructive Division assets or the Spine Division assets, we will need to immediately raise funds or cease operations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets, we expect to incur significant losses, either directly or indirectly through the companies in which we develop our products, for at least the next fiscal year, and we cannot assure you that we will ever be profitable.

If we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets, we expect to incur significant losses during the next fiscal year, either directly or indirectly through the companies in which we develop our products, as we continue our operations. We cannot assure you that we will be successful in selling or licensing any of the products we might develop or predict the terms we may be able to obtain in any sales or licensing transaction.

We have a limited number of products currently available for sale and there is a high risk that our research and development efforts might not successfully generate any viable product candidates in the future.

We currently have nine products available for sale, all of which are in the early stages of distribution. Other than those nine products, we are in the preliminary stages of product identification and development, and have identified only a few potential additional products. We have not yet conducted preclinical studies or clinical testing on these potential additional products. It is unlikely that the few products that we have identified as potential candidates will actually lead to successful development efforts, and we do not expect any additional products resulting from our research to be commercially available for several years, if at all. Additionally, we determined to scale back our research and development activities in the fall of 2010. Our leads for potential products will be subject to the risks and failures inherent in developing medical devices and products, including, but not limited to, the unanticipated problems relating to research and development, product testing, confirming intellectual property rights and non-infringement, regulatory compliance, manufacturing, marketing and competition. Additional expenses may exceed current estimates and, therefore, adversely affect our profitability.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. In 2010, Congress enacted significant health care reform legislation, specifically, the "Patient Protection and Affordable Care Act" and the "Health Care and Education Reconciliation Act," which legislation is now law. This legislation is considered by some to be the most dramatic change to the country's health care system in decades.

The principal aim of these laws is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law's most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The consequences of these significant coverage expansions on the sales of the Company's products are unknown and speculative at this point.

These laws contain many provisions designed to generate the revenues necessary to fund the coverage expansions. The provisions which are most relevant to us are those that impose fees or taxes on certain health-related industries, including medical device manufacturers.

Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company's products and product candidates. The effect, if any, of such tax on future sales is speculative.

In addition to the new laws discussed above, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. In addition to the taxes imposed by the new federal legislation, an expansion in government's role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, financial condition and results of operations, possibly materially.

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

If we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets, we may continue to sell our products in the orthopedic industry. The market for orthopedic, knee and hip surgery devices is large and growing at a significant rate. Numerous new companies and technologies, as well as more established companies, have entered this market. New entrants to our markets include numerous niche companies with a singular product focus, as well as companies owned partially by surgeons, who may have greater access than we do to the surgeons who may use our products. As a result of this intensified competition, we believe there will be increasing pressure to reduce pricing of our medical devices. If we are unable to price our products appropriately due to these competitive pressures or for other reasons, our profit margins will shrink and our ability to invest in and grow our business and achieve profitability will decrease.

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

Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or any of our products under development and limit our ability to sell our products on a profitable basis. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Particularly in the United States, third-party payors carefully review, and increasingly challenge, the prices charged for procedures and medical products. Also, greater numbers of insured individuals are receiving (and will continue to receive over the next decade) their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. Challenges by third-party payors to the prices charged for medical products and services, coupled with the increasing popularity of managed care programs, may result in hospitals and physicians seeking lower-cost alternatives to our products, the occurrence of which could materially adversely affect our business, financial condition and results of operations.

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

If we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets we believe that in order to be commercially successful, we will need surgeons to adopt our products as their preferred treatment option for their patients. Surgeons may be slow to adopt our products for the following reasons, among others:

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

If we do not successfully close the sale of the Reconstruction Division assets or the Spine Division assets, we believe that to sell and market our products effectively, we must establish relationships with key surgeons and hospitals in the field of orthopedic knee, hip and spinal surgery. Many of these key surgeons and hospitals already have long-standing relationships with large, better-known companies that dominate the medical devices industry through collaborative research programs and other relationships. Because of these existing relationships, some of which may be contractually enforced, surgeons and hospitals may be reluctant to adopt our products, particularly if our products compete with or have the potential to compete with products supported through their own collaborative research programs or by these existing relationships. Even if these surgeons and hospitals purchase our products, they may be unwilling to enter into collaborative relationships with us to promote joint marketing programs or to provide us with clinical and financial data.

We work primarily with a network of independent orthopedic product agents and distributors that generate sales leads for us. If these product agents and distributors believe that their relationship with us is less beneficial than other relationships they may have with more established or well-known medical device companies, they may be unwilling to continue their relationships with us, making it more difficult for us to sell and market our products effectively.

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

The medical device market is highly competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to encounter intense competition across our product lines and in each market in which our products are sold from various medical device companies, many of which are likely to have greater financial and marketing resources than us. Currently, our primary competitors are Zimmer, J&J/DePuy Orthopaedics, Stryker and Biomet in the hips and knees market, and Medtronic/Sofamor Danek, J&J/DePuy Spine and Synthes in the spine market. In addition, we will face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate only in a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. Since we are unable to devote continued efforts and financial resources on research and development at this time due to our financial condition, we may have a limited ability or no ability to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.

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

During the fiscal year ended December 31, 2010, four hospital customers accounted for approximately 55.9% of our net sales. The loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. If we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets, we cannot guarantee that we will be able to retain long-term relationships with our major customers in the future.

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

Our success depends in part upon the continued service of Andrew A. Brooks, M.D., who serves as our Chairman of the Board and Chief Executive Officer, and Michael Kvitnitsky, who serves as our President and Chief Operating Officer. Dr. Brooks and Mr. Kvitnitsky are critical to the overall management of our Company as well as to the preservation of our technology, our culture and our strategic direction. The loss of either Dr. Brooks or Mr. Kvitnitsky could have a material adverse effect on our business, results of operations and financial condition. We have not obtained and do not expect to obtain any key-person life insurance policies on Dr. Brooks or Mr. Kvitnitsky.

Failure to attract and retain skilled personnel and cultivate key academic collaborations, in the event that we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets, may adversely affect or delay product development and business development efforts.

The success of a company in our industry depends on its ability to continuously attract and retain highly qualified management and scientific personnel and its ability to develop relationships with academic collaborators. The competition for qualified personnel and collaborators is intense. Due to our current financial condition, we may not be able to attract or retain personnel or cultivate academic collaborations. In addition, our collaborators may have arrangements with other companies to assist those companies in developing products that compete with ours. Our inability to hire or retain qualified personnel or cultivate academic collaborations in the event that we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets and may adversely affect or delay product development and business development efforts.

If conflicts arise between collaborators or advisors and us, any of these parties may act in its self-interest, which may be adverse to our interests and the interests of our stockholders.

We have entered into arrangements with corporate collaborators and scientific advisors to help us develop and test potential products or enhance our existing products. If conflicts arise between us and any of these corporate collaborators or scientific advisors, the other party may act in its self-interest and not in our interest or the interests of our stockholders. It is possible that some of our corporate collaborators will be conducting multiple product development efforts within each area that is the subject of the collaboration with us. We also might be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. In addition, any of these collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of our collaboration with them. Competing products, either developed by collaborators or to which collaborators have rights, may result in their withdrawing support for our product candidates.

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

If we do not successfully close the sale of the Reconstructive Division assets or the Spine Division assets, the success of our business will depend, in part, on our ability to develop and obtain regulatory clearances or approvals for enhancements to our products or for planned products, which we may be unable to do in a timely manner, or at all. Since we have a limited amount of working capital, our ability to develop enhancements to our products or develop new products will be limited. Additionally, our limited amount of working capital adversely impacts our ability to establish our sales and marketing force, generate product sales and control costs, and engage in research and development efforts to develop enhancements of these products or to develop new products.

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

Our quarterly financial results are likely to fluctuate significantly.

Our quarterly operating results have been difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and sales are difficult to forecast. These fluctuations also may affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year. Historically, the level of our revenues and results of operations at any given time have been based primarily on the following factors:

  our ability to increase sales of our products;
  results of clinical research and trials on our current or planned products;
  our ability to obtain regulatory approvals;
  legislative and reimbursement policy changes affecting the products we may offer or those of our competitors;

  the variability of the profit margins among the products we sell;
  our ability to maintain an effective and dedicated sales force;
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

Upon the closing of the sale of the Reconstructive Division assets, our revenues will primarily consist of royalty payments by Arthrex. Under the terms of the asset purchase agreement, Arthrex shall pay us an amount equal to 5% of net sales of the products of our Reconstructive Division acquired pursuant to the asset purchase agreement. The royalty shall be paid in cash on a quarterly basis, for a period up to and including the 20th anniversary of the closing. As a result our quarterly operating results will be difficult to predict and may fluctuate significantly from period to period, particularly because net sales of the products of our Reconstructive Division acquired pursuant to the asset purchase agreement may be difficult to forecast. Additionally, we may experience difficulties collecting or enforcing the royalty payments over time, including if we fail to have the adequate resources to verify the underlying net sales, which may also adversely affect our quarterly financial results. We may also ultimately collect royalty payments that are substantially less than our expectations if any of our intellectual property related to the Reconstructive Division assets becomes invalidated or rendered unenforceable due to Arthrex's right under the terms of the asset purchase agreement to set-off against the royalty payment due any and all out-of-pocket costs and expenses incurred in good faith arising out of claims by unaffiliated third parties alleging infringement of intellectual property rights. These factors may further exacerbate the predictability of our quarterly operating results and the potential for significant fluctuations from period to period.

For all the foregoing reasons, it will be difficult for us to forecast quarterly results with any degree of certainty. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors.

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

The U.S. Patent and Trademark Office, or USPTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We also could incur substantial costs in proceedings before the USPTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in any patents that may issue. Any U.S. and foreign patents that may be issued in the future could subsequently be successfully challenged by others and invalidated or rendered unenforceable, which could limit our ability to stop competitors from marketing and selling related products. Additionally, if we successfully close the sale of the Reconstructive Division assets, we may ultimately collect royalty payments that are substantially less than our expectations if any of our underlying intellectual property related to the Reconstructive Division assets becomes invalidated or rendered unenforceable.

Both the patent application process and the process of managing patent disputes can be time- consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to our products. Although we have entered into confidentiality agreements and intellectual property assignment agreements with certain of our employees, consultants and advisors as one of the ways we seek to protect our intellectual property and other proprietary technology, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all. Since most of our pending patent applications are for the United States only, we lack a corresponding scope of patent protection in other countries. Thus, we may not be able to stop a competitor from marketing products in other countries that are similar to some of our products.

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

In connection with our acquisition of the assets of Accin Corporation, which we refer to as Accin, in May 2007 (through our ownership of Accelerated Innovation, which we refer to as Accelerated Innovation, one of our former subsidiaries) and as a result of the reverse merger we completed in August 2008, which we refer to as the Merger, we assumed the responsibility for any litigation or claims related to Accin's business, including product liability claims relating to products previously sold by Accin. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant.

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

Further, it is possible that we may in the future be substantially self-insured with respect to general and product liability claims. As a result of economic factors currently impacting the insurance industry, meaningful product liability insurance coverage also may become unavailable due to its economically prohibitive cost. The absence of significant third- party insurance coverage increases potential exposure to unanticipated claims and adverse decisions. As a result, product liability claims, product recalls and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

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

Trades of our common stock are conducted on the OTC Bulletin Board. If our common stock remains listed on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

  the successful consummation of the sale of the Reconstructive Division assets and or Spine Division assets on our expected timeline, or at all;
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

As of December 31, 2010, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 59% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders.

This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our stock price could decline as a result of our failure to meet reporting and other regulatory requirements.

Our management team is responsible for our operations, reporting and compliance. Our failure to comply with the Sarbanes-Oxley Act, once our Company becomes subject thereto, and/or the reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404, requires management's annual review and evaluation of our internal control systems. We have expended and expect to continue to expend significant resources and management time documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. If we successfully close the sale of the Reconstructive Division assets and or the Spine Division assets, we intend to remain a public company and therefore expect the continued adherence to these rules and regulations will continue to result in significant compliance costs in 2011 and beyond and to make certain activities more time-consuming and costly than if we were not a public company. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

If future operations or acquisitions are financed through issuing equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. The issuance of shares of our common stock upon the exercise of options outstanding under employee benefit plans may result in dilution to our stockholders.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

As of December 31, 2010, we lease a warehouse facility in Van Nuys, California (near Los Angeles) under a month-to-month operating lease. We also lease office and warehouse facilities in Clifton, New Jersey (near New York City) under an operating lease that expires in August 2012. We believe our facilities are adequate for our needs.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CDOM.OB." The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2010 and 2009, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions. All information related to stock price and numbers of common stock are post-split, which reflect a reverse split with clickNsettle.com which occurred in March of 2008.

	High	Low
Fiscal Year 2009
First Quarter	$2.25	$0.52
Second Quarter	$1.49	$0.65
Third Quarter	$1.15	$0.60
Fourth Quarter	$1.80	$0.35

Fiscal Year 2010
First Quarter	$0.96	$0.40
Second Quarter	$0.98	$0.40
Third Quarter	$0.60	$0.19
Fourth Quarter	$0.29	$0.04

As of March 18, 2011, there were approximately 254 registered holders of record of the common stock.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Recent Sales of Unregistered Securities; Use of proceeds From Registered Securities.

None.

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

As discussed below, in January 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex. We expect to complete the sale of the Reconstructive Division assets during the second quarter of 2011. Additionally, we are currently in negotiations for the sale of substantially all of the assets in the Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011. However, if the sale of the Reconstructive Division assets or Spine Division assts is not consummated, our cash position would require that we immediately raise working capital or cease operations.

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

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles, which we refer to as U.S. GAAP, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment, deferred income tax assets and the allocation of the purchase price paid for the minority interests in Uni, Cervical and Accelerated Innovation. Given the short operating history of Cardo, actual results could differ from those estimates.

Discontinued Operations

On October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual property, and property and equipment of its Reconstructive Division and Spine Division. The Company decided to put up for sale the assets of its Reconstructive Division and Spine Division primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy. In January 2011, the Company entered into an Asset Purchase Agreement with Arthrex to sell the inventory and equipment relating to the Reconstructive Division for cash consideration of approximately $9.9 million, plus the carrying value of the Reconstructive Division inventory and equipment, which is expected to approximately $4.7 million. The Asset Purchase Agreement also calls for the Company to receive a royalty of 5% of future net sales of the Reconstructive products made by Arthrex for the next 20 years after the closing date. As a result, the Company expects to record a gain on the sale of these assets in 2011, and no loss has been reflected in 2010. The transactions contemplated by the Asset Purchase Agreement with Arthrex are expected to close during the second quarter of 2011. The Company remains in negotiations to sell substantially all of the assets of its Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011.

As a result of the factors discussed above, the Company's two business segments have been discontinued and no continuing cash flows are expected to be generated subsequent to the expected disposal dates above. In addition, there will be no significant continuing involvement by the Company in the operations of the discontinued operations.

Total sales associated with the discontinued Reconstructive Division and Spine Division reported as discontinued operations for the years ended December 31, 2010 and 2009, were $3,312,000 and $1,869,000, respectively. The total pretax loss associated with the discontinued Reconstructive Division and Spine Division, including the discontinued corporate support for those activities, reported as discontinued operations for the years ended December 31, 2010 and 2009, were $10,953,000 and $4,552,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees which the Company will continue to incur. The Company will also be receiving future royalty payments resulting from the Asset Purchase Agreement with Arthrex. As a result, the Company will have administrative costs associated with the receipt and maintenance of any future royalty revenue. The prior year financial statements for 2009 have been reclassified to present the operations of the Reconstructive Division and Spine Division as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying consolidated balance sheet at December 31, 2010 and 2009 and consisted of the following.

(In thousands)	2010	2009

Inventories	$2,990	$3,256
Property and equipment	1,775	1,228
Intangible assets	-	4,353
	$4,765	$8,837

There was no gain or loss associated with the recording of the assets held for sale, which are recorded at the lower of their carrying amounts or fair values less cost to sell.

Revenue Recognition

We recognize revenue when it's realizable and earned. Management considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Persuasive evidence of the arrangements occurs when we receive a signed contract from the hospital in which the surgery will be performed. Within that contract is the price at which the hospital will buy the device. Delivery occurs on the day of surgery when the device is implanted by the surgeon. Collectability is reasonably assured as we have continuing relationships with the hospitals and can pursue collections if necessary. As we do not accept returns and do not have any post- sale obligations, the date of revenue recognition is on the date of surgery.

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

During the quarter ended September 30, 2010, the Company's management performed an assessment of its goodwill and other intangible assets for impairment. The Company's management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets' carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 relating to other intangible assets during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units. The total impairment charge for the year ended December 31, 2010 amounted to $5,283,000. The remaining value of goodwill and other intangible assets as of December 31, 2010 was $0.

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

As a result of the Company announcing it was placing substantially all of its assets up for sale in October 2010, all depreciation on property and equipment stopped as of the announcement date. In addition, as of December 31, 2010, the carrying value of all property and equipment has been classified as assets held for sale in the accompanying consolidated balance sheets.

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

The Company recognizes all material tax positions, including all significant uncertain tax positions, in which it is more likely than not that the position will be sustained based on its technical merits and if challenged by the relevant taxing authorities. At each balance sheet date, unresolved uncertain tax positions are reassessed to determine whether subsequent developments require a change in the amount of recognized tax benefit.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items currently in production. Finished goods are completed knee, spine and hip replacement products ready for sales to customers.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. Management recorded an excess inventory reserve of $1,620,000 during the year ended December 31, 2010. Of this amount, $567,000 was allocable to the Reconstructive Division and $1,053,000 was allocable to the Spine Division. The inventory reserve is recorded as a component of cost of goods sold in the accompanying consolidated statements of operations for the year ended December 31, 2010. Cardo did not have any inventory considered by management to be excess or obsolete as of December 31, 2009.

As a result of the Company announcing it was placing substantially all of its assets up for sale in October 2010, the carrying value of all property and equipment has been classified as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2010.

Recent Accounting Pronouncements

In 2010 the Company adopted the provisions of the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities Topic of the FASB Codification. The topic requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

In 2010 the Company adopted the provisions of the Fair Value Measurements and Disclosures Topic "Improving Disclosures About Fair Value Measurements" of the FASB Codification. This topic requires companies to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

In 2009 the FASB amended the provisions of the Revenue Recognition for Multiple-Deliverable Revenue Arrangements Topic of the FASB Codification. This topic amends prior guidance and requires an entity to apply the relative selling price allocation method in order to estimate the selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. These provisions are effective for revenue arrangements entered into or which contain material modifications in fiscal years beginning on or after June 15, 2010, applied prospectively. This topic is effective for the Company beginning on January 1, 2011. The Company does not expect the adoption of the topic to have a material impact on its consolidated financial statements.

Results of Operations and Financial Condition for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

The following are the consolidated results of our operations for the year ended December 31, 2010 compared to the year ended December 31, 2009. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010. For purposes of this discussion and analysis, the below consolidated statement of operations include the results of all operations. The consolidated statements of operations in our accompanying consolidated financial statements reflect these amounts as discontinued operations.

(In thousands)	Years Ended
	December 31,
	2010	2009	$ Change	% Change

Net sales	$3,312	$1,869	$1,443	77.2%
Cost of sales	2,324	380	1,944	511.6%
Gross profit	988	1,489	(501)	-33.6%
Research and development expenses	859	1,003	(144)	-14.4%
Selling, general and administrative expenses	6,382	5,588	794	14.2%
Impairment charges	5,283	-	5,283	100.0%
Loss from operations	(11,536)	(5,102)	(6,434)	126.1%
Interest income (expense), net	27	24	3	12.5%
Loss before income tax provision	(11,509)	(5,078)	(6,431)	126.6%
Provision for income taxes	-	-	-	100.0%
Net loss	(11,509)	(5,078)	(6,431)	126.6%

Revenues

Net sales for the year ended December 31, 2010 increased by $1,443,000, or 77.2%, as compared to 2009. Revenue in our Reconstructive Division, including our knee, hip and patellofemoral products, increased by $668,000 in 2010, or 43.4%, as compared to 2009. Revenue in our Spine Division, including our spinal lumbar fusion, cervical plate and screw systems, and interbody spinal devices, increased by $775,000 in 2010, or 235.6%, as compared to 2009.

We experienced substantial growth in Spine Division sales due to wider acceptance of the products by back surgeons. In addition, we also introduced interbody spinal devices during the first quarter of 2010, which was a major contributor to the increase in Spine sales. Interbody spinal sales increased by approximately $380,000 in 2010.

Our Reconstructive Division sales also increased due to the wider acceptance of our hip products by orthopedic surgeons. In particular, our total knee product sales were $487,000 in 2010 compared to $31,000 in 2009, representing an increase of $456,000. Our Reconstructive Division accounted for 66.7% of net sales and the Spine Division accounted for 33.3% of net sales for the year ended December 31, 2010. In 2009, the Reconstructive Division and Spine Division accounted for 82.4% and 17.6%, respectively, of net sales.

Despite the growth in sales of the above products, the Company was unable to obtain the necessary debt or equity financing to fund the future growth of the operations. As a result, as described above, we announced the decision in October 2010 to put substantially all of our assets up for sale. Upon the completion of the sale of substantially all of our assets, our primary source of revenue is expected to be royalty revenue related to the Asset Purchase Agreement with Arthrex.

Gross Profit and Cost of Sales

Cost of sales for the year ended December 31, 2010 increased by $1,944,000, or 511.6%, as compared to 2009 primarily due to increased sales volume on the products mentioned above, as well as a reserve for excess inventory of $1,620,000 during 2010.

Our gross profit percentage for 2010 was 29.8%, representing a decrease from 79.7% in 2009. The primary reason for this decrease is the $1,620,000 inventory reserve recorded in 2010, $567,000 of which was allocated to the Reconstructive Division and $1,053,000 was allocated to the Spine Division. Excluding the impact of the inventory reserve, the gross profit percentage in 2010 was 78.7%, which was consistent with the percentage of 79.7% in 2009.

Excluding the impact of the inventory reserve, the gross profit percentages for the Reconstructive Division and Spine Division for 2010 amounted to 79.2% and 77.9%, respectively. During 2009, the gross profit percentages for the Reconstructive Division and Spine Division amounted to 78.8% and 83.6%, respectively. The reason for the decrease in the gross profit percentage for the Spine Division in 2010 was due primarily to the sales of our interbody spinal devices which were introduced in 2010. The gross profit percentage earned on these products in 2010 amounted to 75.4%, which was lower than the other Spine products.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2010 decreased by $144,000, or 14.4%, as compared to 2009. The decrease in 2010 was due primarily to decreases in expenses associated with labor costs and prototype costs. These decreases were due mainly to the announcement in October 2010 of the planned sale of significantly all of our assets. As a result, all research and development activity was minimized from that point forward. Research and development activities are expected to be minimal during 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 increased by $794,000, or 14.2%, as compared to 2009. Sales commissions increased by $505,000 in 2010, which was driven by higher sales volume and commission rates on certain products. In addition, professional and consulting fees increased approximately $203,000 during 2010, as a result of exploring strategic opportunities, expanding corporate activities and more regulatory filings during the year. Also, our salary and payroll expenses increased by approximately $236,000 due to the increase in sales employees during the first 9 months of 2010, prior to the announcement of the planned discontinuance of operations in October 2010. These increases were offset by a decrease in depreciation and amortization expense of $240,000 in 2010. We stopped recording depreciation and amortization expense as a result of the Company announcing it was placing substantially all of its assets up for sale in October 2010. Upon the completion of the sale of substantially all of our assets, we expect our selling, general and administrative expenses to consist primarily of insurance, accounting and legal fees associated with remaining a public company.

Impairment Expenses

During 2010, we performed an assessment of our goodwill and other intangible assets for impairment. We determined that the carrying value of the other intangible assets for the knee and hip reporting units were in excess of their corresponding fair values, and recorded a non-cash impairment charge of $4,050,000 relating to other intangible assets. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units. The total impairment charge for the year ended December 31, 2010 amounted to $5,283,000. There was no such charge recorded during 2009. This impairment charge was made based on available information at the time during the third quarter of 2010, prior to the purchase offer received from Arthrex.

Interest Income (Expense)

Net interest and other income for the year ended December 31, 2010 increased by $3,000, or 12.5%, as compared to 2009. Interest income during 2010 amounted to approximately $11,000, along with other income of $30,000 relating to the sale of certain instruments. These amounts were offset by interest expense of approximately $14,000 relating to short-term borrowings. Interest income in 2009 amounted to $24,000, and was higher than 2010 due to excess cash on-hand being higher during 2009. We had no interest expense during 2009.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $4.3 million for the year ended December 31, 2010 as compared to approximately $4.8 million for the year ended December 31, 2009. The most significant uses of cash during 2010 related to the build-up of inventory levels, which increased by $1,354,000, as well as the payment of salaries, professional services and research and development costs.

Net cash used in investing activities was approximately $1.1 million for the year ended December 31, 2010 as compared to approximately $2.4 million for the year ended December 31, 2009. During 2010, we spent $1.1 million on the acquisition of property and equipment. In 2009, we purchased substantially all of the assets of Vertebron, Inc., primarily their spine inventories, for $1.3 million and added over $1 million of instrumentation and other property and equipment.

Our net cash provided by financing activities was $500,000 during the year ended December 31, 2010, as compared to approximately $9 million for the year ended December 31, 2009. During 2010, we had proceeds from short- term promissory notes payable for $500,000. During 2009, we completed a private placement in June that provided nearly $3.1 million, net of direct costs, and another private placement in November for approximately $5.9 million, net of direct costs. Subsequent to December 31, 2010, we entered into the Arthrex Note and as of March 22, 2011, we have borrowed a total of $972,000 under the Arthrex Note. Of the amount borrowed, $522,000 was used to pay off the Brooks Note and Brien Note (see Note 3 in the accompanying consolidated financial statements) and $450,000 was utilized to pay for vendors of inventory.

Our available funds are not projected to meet all of our working capital needs for the next twelve months. On January 24, 2011, we entered into an Asset Purchase Agreement to sell all of the assets related to the Reconstructive Division for total cash consideration of approximately $14.6 million (see Note 10 in the accompanying consolidated financial statements). The sale is expected to close during the second quarter of 2011. The Company has begun negotiations with an unaffiliated third party for the sale of substantially all of the assets of the Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011. However, there is no guarantee that we will successfully close the sale of our Reconstructive Division assets or Spine Division assets as planned. If the sale of the Reconstructive Division assets or Spine Division assets is not consummated, our cash position would require that we immediately raise working capital or cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

We have contractual operating lease obligations on our warehouse and office facilities in Clifton, New Jersey whose aggregate minimum annual payments are as follows for the years ending December 31.

(In thousands)

2011	$98
2012	66
$164

Forward Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed in "Risk Factors". Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements." You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that should be considered are included in "Risk Factors" beginning on page 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Cardo Medical, Inc.

For the Years Ended December 31, 2010 and 2009

Documents filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Accounting Firm for the years ended December 31, 2010 and 2009

Financial Statements

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders
of Cardo Medical, Inc.

We have audited the accompanying consolidated balance sheet of Cardo Medical, Inc. (the "Company") as of December 31, 2010, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardo Medical, Inc. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continuing losses from operations, negative cash flows and limited cash to fund future operations. These matters raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, CA
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders
of Cardo Medical, Inc.

We have audited the accompanying consolidated balance sheet of Cardo Medical, Inc. (the "Company") as of December 31, 2009, and the related consolidated statement of operations, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardo Medical, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.

Los Angeles
March 31, 2010

CARDO MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2010	2009

Assets

Current assets
Cash	$127	$4,973
Accounts receivable, net of allowance for doubtful accounts of $51 and $0, respectively	413	307
Prepaid expenses and other current assets	99	65
Total current assets	639	5,345

Assets held for sale	4,765	8,837
Goodwill	-	1,233
Deposits	31	173
Total assets	$5,435	$15,588

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,656	$851
Note payable - related party	300
Note payable	200	-
Total liabilities	2,156	851

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of December 31, 2010 and 2009	230	230
Additional paid-in capital	25,773	25,722
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(22,674)	(11,165)
Total stockholders' equity	3,279	14,737
Total liabilities and stockholders' equity	$5,435	$15,588

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Years Ended
	December 31,
	2010	2009

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
General and administrative expenses	583	550
Loss from operations	(583)	(550)
Interest income, net	27	24
Loss from continuing operations before income tax provision	(556)	(526)
Provision for income taxes	-	-
Loss from continuing operations	(556)	(526)
Discontinued operations (Note 1)
Loss from operations of discontinued Reconstructive and Spine Divisions	(10,953)	(4,552)
Net loss	$(11,509)	$(5,078)

Net loss per share:
Basic and diluted
Discontinued operations	$(0.05)	$(0.02)
Total	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	230,293,141	207,455,258

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Note
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit	Total

Balance, December 31, 2008	203,360,271	$203	$16,631	$(50)	$(6,087)	$10,697

Issuance of common stock for private placements	26,932,870	27	8,984	-	-	9,011
Fair value of vested stock option grants	-	-	107	-	-	107
Net loss	-	-	-	-	(5,078)	(5,078)
Balance, December 31, 2009	230,293,141	230	25,722	(50)	(11,165)	14,737

Fair value of vested stock option grants	-	-	51	-	-	51
Net loss	-	-	-	-	(11,509)	(11,509)
Balance, December 31, 2010	230,293,141	$230	$25,773	$(50)	$(22,674)	$3,279

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(11,509)	$(5,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	967	1,207
Stock option compensation	51	107
Impairment charges	5,283	-
Inventory reserve	1,620	-
Provision for allowance for doubtful accounts	51	-
Changes in operating assets and liabilities:
Accounts receivable	(157)	(121)
Inventories	(1,354)	(1,013)
Prepaid expenses and other current assets	(34)	42
Accounts payable and accrued expenses	805	73
Net cash used in operating activities	(4,277)	(4,783)

Cash flows from investing activities
Purchases of property and equipment	(1,069)	(1,018)
Acquisition of Vertebron, Inc. assets	-	(1,300)
Increase in deposits and other assets	-	(32)
Net cash used in investing activities	(1,069)	(2,350)

Cash flows from financing activities
Proceeds from private placements, net of issuance costs	-	9,011
Proceeds from notes payable	500	-
Net cash provided by financing activities	500	9,011
Net change in cash	(4,846)	1,878
Cash, beginning of year	4,973	3,095
Cash, end of year	$127	$4,973

Supplemental disclosure of cash flow information:
Interest paid	$4	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Asset acquisition (See Note 4):
Assets acquired	$-	$1,300
Cash consideration for assets acquired	$-	$1,300

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Discontinued Operations

On October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual properties, and property and equipment of its reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Company decided to put up for sale the assets of its Reconstructive and Spine Divisions primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy. We expect the sale of the Reconstructive Division will occur during the second quarter of 2011; however, the Company remains in negotiations to sell substantially all of the assets of its Spine Division. Management anticipates that the sale of substantially all the assets of its Spine Division will be completed during the second quarter of 2011.

As a result of the factors discussed above, the Company's two business segments have been discontinued and no continuing cash flows are expected to be generated subsequent to the expected disposal dates above. In addition, there will be no significant continuing involvement by the Company in the operations of the discontinued operations.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the years ended December 31, 2010 and 2009, were $3,312,000 and $1,869,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the years ended December 31, 2010 and 2009, were $10,953,000 and $4,552,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees which the Company will continue to incur. The prior year financial statements for 2009 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying consolidated balance sheet at December 31, 2010 and 2009 and consisted of the following.

(In thousands)	2010	2009

Inventories	$2,990	$3,256
Property and equipment	1,775	1,228
Intangible assets	-	4,353
	$4,765	$8,837

There was no gain or loss associated with the recording of the assets held for sale, which are recorded at the lower of their carrying amounts or fair values less cost to sell.

Management's Plan

As reflected in the accompanying financial statements, during the year ended December 31, 2010, the Company had a net loss of $11,509,000 and negative cash flows from operations of $4,277,000. The Company also had an accumulated deficit of $22,674,000 and had limited cash to fund its future operations. As discussed above, the Company was unable to obtain financing through debt or equity instruments in order to fund its future operations. As a result, on October 7, 2010, the Company's management and Board of Directors announced the decision to put substantially all of its assets up for sale. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Accordingly, management took the following measures during the fourth quarter of 2010:

  terminated over half of the Company's employees;

  had the Company's Chief Executive Officer and President forego their salaries;

  reduced office space by not renewing the corporate headquarters facility lease;

  scaled back research and development activities;

  deferred manufacturing of inventories required to build additional base-level implant banks; and

  engaged an investment adviser to assist it in seeking alternative sources of capital; including selling of some or all of the Company's assets and other strategic alternatives.

On January 24, 2011, after conducting a sale process with the help of an investment banking firm, the Company entered into an Asset Purchase Agreement to sell all of the assets related to the Reconstructive Division for total cash consideration of approximately $14.6 million, along with royalty payments equal to 5% of future net sales of the Company's products for a term up to and including the 20th anniversary of the closing date (see Note 10). The Company expects the sale of the Reconstructive Division will occur during the second quarter of 2011. The investment banking firm is also assisting the Company in connection with its intent to sell the assets of the Spine Division. The Company has begun negotiations with an unaffiliated third party for the sale of substantially all of the assets of the Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011.

In view of the matters described above, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets are dependent upon the successful closing of the Asset Purchase Agreement with Arthrex for the sale of the Reconstructive Division assets, as well as the Company's ability to sell the assets of its Spine Division in a timely manner. However, there is no guarantee that these sales transactions will close as expected. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

Accounts Receivable

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance. The Company does not require collateral for trade accounts receivable and has not experienced any significant write-offs. As of December 31, 2010 and 2009, the Company's allowance for doubtful accounts amounted to $51,000 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items currently in production. Finished goods are completed knee, spine and hip replacement products ready for sales to customers.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. Management recorded an excess inventory reserve of $1,620,000 during the year ended December 31, 2010. Of this amount, $567,000 was allocable to the Reconstructive Division and $1,053,000 was allocable to the Spine Division. The inventory reserve is recorded as a component of cost of goods sold in the accompanying consolidated statements of operations for the year ended December 31, 2010. Cardo did not have any inventory considered by management to be excess or obsolete as of December 31, 2009.

As of December 31, 2010, the carrying value of inventories has been classified as assets held for sale on the accompanying consolidated balance sheets (see Note 1). The amounts as of December 31, 2009 have been reclassified to conform with the current year presentation.

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

Depreciation expense for the years ended December 31, 2010 and 2009 was $524,000 and $506,000, respectively. Depreciation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

As a result of the Company announcing it was placing substantially all of its assets up for sale in October 2010, all depreciation on property and equipment stopped as of the announcement date. In addition, as of December 31, 2010, the carrying value of all property and equipment has been classified as assets held for sale in the accompanying consolidated balance sheets. The carrying value as of December 31, 2009 has been reclassified to conform with the current year presentation.

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

Amortization expense related to the intangible assets was $443,000 and $650,000 for the years ended December 31, 2010 and 2009, respectively. Although the carrying value of the intangible assets as of December 31, 2010 was $0, the carrying value as of December 31, 2009 has been reclassified to conform with the current year presentation.

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

During the quarter ended September 30, 2010, the Company's management performed an assessment of its goodwill and other intangible assets for impairment. The Company's management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets' carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 relating to other intangible assets during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units. The total impairment charge for the year ended December 31, 2010 amounted to $5,283,000. The impairment charge was allocated to the Reconstructive Division (see Note 9). The remaining value of goodwill and other intangible assets as of December 31, 2010 was $0. This impairment charge was made based on available information at the time during the third quarter of 2010, prior to any offers being received for purchase of the Reconstructive Division assets.

Based on the assessments performed for the year ended December 31, 2009, the Company determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets' carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009.

Other Assets

In September 2007, the Company entered into an agreement with a manufacturer to market and distribute their uni-polar and mono-polar hip products. As part of this agreement, the manufacturer granted non-exclusive licenses to the Company to use certain information and improvements so that the Company may obtain regulatory approval for the products that are the subject of the agreements, and in connection with the Company's commercialization of those products. The total costs capitalized totaled $255,000 as of December 31, 2009. The amounts are being amortized using the straight-line method over a period of five years, which represents the contractual life of the agreement. Amortization expense related to other assets was $34,000 and $51,000 for the years ended December 31, 2010 and 2009, respectively. In conjunction with the assessment of Cardo's other intangible assets for impairment described above, the Company's management determined that the fair value of these capitalized costs were not in excess of their carrying value and included $107,000 in the $4,050,000 impairment charge above. As of December 31, 2010, the remaining book value of the capitalized costs amounted to $0.

Fair Value of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company's accounts receivable, inventories, prepaid expenses, deposits, accounts payable and accrued expenses as of December 31, 2010 and 2009 approximate fair value.

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

Advertising Costs

The Company did not incur any advertising costs during the years ended December 31, 2010 and 2009.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new product lines and technology. These costs are primarily payroll and payroll related expenses and various sample parts. Research and development costs are expensed as incurred.

Income Taxes

For income tax purposes, prior to June 17, 2008, Cardo and its subsidiaries were treated as non-taxable enterprises. Income or loss generated was not taxed at the entity level, but rather passed directly through to the owners' individual income tax returns. As a result, there is no provision for income tax for any period prior to this date. On June 17, 2008, Cardo voluntarily elected to become a taxable enterprise. On August 29, 2008, Cardo effected a reverse merger with clickNsettle.com, Inc. ("CKST"), and adopted CKST as the taxpaying entity.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company because they are anti-dilutive. As of December 31, 2010 and 2009, the Company had total options of 1,961,400 and 2,036,000, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive. As of December 31, 2010 and 2009, the Company had 575,613 warrants which were also excluded from the computation because they were anti-dilutive.

Concentrations and Other Risks

As of December 31, 2010, the Company had 3 customers that accounted for 28.7%, 12.7%, and 11.7% of its accounts receivable. The Company had 4 customers that comprised 17.4%, 15.8%, 12.3%, and 10.5% of the Company's net sales for the year ended December 31, 2010.

As of December 31, 2009, the Company had four customers that accounted for 28.2%, 15.6%, 15.4% and 10.0% of its accounts receivable. The Company had three customers that comprised 28.1%, 22.7% and 13.2% of the Company's net sales for the year ended December 31, 2009.

Comprehensive Loss

Comprehensive loss consists solely of the Company's net loss during the years ended December 31, 2010 and 2009. As such, there is no statement of comprehensive income in these consolidated financial statements.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In 2010 the Company adopted the provisions of the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities Topic of the FASB Codification. The topic requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

In 2010 the Company adopted the provisions of the Fair Value Measurements and Disclosures Topic "Improving Disclosures About Fair Value Measurements" of the FASB Codification. This topic requires companies to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

In 2009 the FASB amended the provisions of the Revenue Recognition for Multiple-Deliverable Revenue Arrangements Topic of the FASB Codification. This topic amends prior guidance and requires an entity to apply the relative selling price allocation method in order to estimate the selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. These provisions are effective for revenue arrangements entered into or which contain material modifications in fiscal years beginning on or after June 15, 2010, applied prospectively. This topic is effective for the Company beginning on January 1, 2011. The Company does not expect the adoption of the topic to have a material impact on its consolidated financial statements.

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31.

(In thousands)	2010	2009

Accounts payable	$1,299	$488
Accrued commissions	49	97
Accrued vacation	41	73
Accrued professional fees	70	70
Accrued payroll	75	34
Accrued interest	10	-
Other accrued expenses	112	89
	$1,656	$851

3. PROMISSORY NOTES PAYABLE

In November 2010, the Company entered into two secured promissory notes (collectively, the "Notes") with two individuals (collectively, the "Lenders"). The aggregate proceeds from the Notes were $500,000. One of the Lenders is the brother of the Company's Chief Executive Officer. The Notes matured on March 2, 2011 and March 4, 2011, respectively, which may be extended for up to 60 days by the Company, provided the Company gives the Lenders notice of such extension period at least two business days prior to the maturity date, and bear simple interest at 12% per annum.

In connection with the Notes, the Company entered into a security agreement with each lender, in which the Company granted a security interest, up to the amount of the principal and interest, in all of the Company's right, title and interest in all of the Company's assets, other than its accounts receivable.

The outstanding principal and accrued interest from the above Notes amounting to approximately $522,000 was repaid subsequent to the year end (see Note 10).

4. VERTEBRON TRANSACTION

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

5. STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2009 and 2010, we did not have any preferred stock issued.

On June 30, 2009, Cardo completed a private placement with investors to purchase 8,689,319 shares of the Company's common stock, par value $0.001 per share at a price of $0.35 per share for aggregate gross proceeds of $3,041,260. These shares have a 24-month lock up provision.

On October 16, 2009 we issued an additional 485,714 shares of Cardo's common stock with a 24- month lockup provision for gross proceeds of $170,000.

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

The warrants had an estimated fair value of $552,000 using the Black-Scholes option pricing method. The assumptions used in the model were as follows: volatility - 303%, discount rate - 2.28%, dividends - none, and expected term of award - 5 years.

6. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

(In thousands)	2010	2009

Statuatory federal income tax rate	34%	34%
State taxes, net of federal benefit	6%	6%
Permanent differences	-1%	3%
Change in valuation allowance	-39%	-43%
	0%	0%

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2010	2009

Net operating loss carryforwards	$5,443	$3,574
State income taxes	(606)	(265)
Impairment charges	2,263	-
Allowance for doubful accounts	22	-
Inventory reserve	694	-
Depreciation and amortization	169	188
Non-qualified stock options	68	46
Other	-	6
Total, net	8,053	3,549
Valuation allowance	(8,053)	(3,549)
Deferred tax assets, net	$-	$-

At December 31, 2010, the Company has Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $12,718,000 and $12,655,000, respectively. These NOL's will begin to expire in the years ending December 31, 2028 and 2018, respectively. The Company's NOL in California is currently suspended and is not available for use in 2011. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.

Cardo periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. Management considers many factors when assessing the likelihood of future realization of the Company's deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to Cardo for tax reporting purposes, and other relevant factors.

At December 31, 2010 and 2009, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions.

The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2010 or 2009.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. Due to the Company's recognition of losses since inception, all of the Company's reporting periods are effectively open to examination by the applicable tax authorities.

7. SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. On the same day, Cardo completed the reverse merger transaction with CKST, in which the options converted to options to purchase common shares in CKST. The Company conducted an analysis of the fair value of the options immediately prior to the reverse merger, and immediately after the reverse merger and concluded that there is no change in value as a result of the reverse merger. Therefore, no additional compensation cost will be recognized related to the reverse merger.

The options granted give the grantees the right to purchase up to 2,398,400 shares of common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of approximately $300,000 which will be reflected as an operating expense over the vesting period of the options. The total expense recognized during the years ended December 31, 2010 and 2009 in the consolidated statements of operations was $51,000 and $107,000, respectively. There were no options granted during the year ended December 31, 2009 or 2010.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. To estimate volatility of the options over their expected terms, the Company measured the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of the Cardo options. It also measured the volatility of other public companies with similar size and industry characteristics to Cardo for the same period. These measurements were averaged and the result was used as expected volatility. As there was no history of option lives at Cardo, the expected term of options granted was the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate was based on an analysis of the nature of the recipients' jobs and relationships to the Company. As a result of the announced sale of substantially all of the Company's assets in October 2010 (see Note 1), other than the CEO and COO, Cardo will no longer have any employees once the sale is completed. As a result, the only options expected to vest are those held by the Company's Board of Directors, CEO and COO, who are expected to remain with the continuing entity. As a result, the estimated forfeiture rate has been adjusted to 75.6%.

A summary of option activity as of December 31, 2010 and 2009, and changes during the years then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2008	2,398,400	$0.23	9.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(362,400)	$0.23	8.90	-
Outstanding at December 31, 2009	2,036,000	$0.23	8.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(74,600)	0.23	8.56	-
Outstanding at December 31, 2010	1,961,400	$0.23	7.67	$-

Vested and expected to vest
at December 31, 2010	1,369,560	$0.23	7.67	$-

Exercisable at December 31, 2010	784,560	$0.23	7.67	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the closing stock price as of the reporting dates less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

As of December 31, 2010, there were 585,000 unvested options and total unrecognized stock-based compensation expense related to these options of approximately $73,000, which is expected to be recognized over a weighted average period of approximately 3.5 years.

8. LEASE COMMITMENTS

The Company leases some of its warehouse space on a month-to-month basis and has entered into an operating lease for the rental of office and warehouse space which expires in August 2012. The following table shows the aggregate minimum annual rental commitments for operating leases having initial or remaining non-cancelable lease terms in excess of one year for the years ending December 31.

(In thousands)

2011	$98
2012	66
$164

Rent expense for the years ended December 31, 2010 and 2009 was approximately $243,000 and $209,000, respectively. Upon the completion of the sale of the Reconstructive Division under the Asset Purchase Agreement, the above lease will be assigned to Arthrex.

9. SEGMENT INFORMATION

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

As described in Note 1, on October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale, consisting of the inventories, intellectual property, and property and equipment of the Reconstructive Division and the Spine Division. As a result, all of the inventory and property and equipment associated with these divisions has been classified as assets held for sale.

As of December 31, 2009, the Company's Reconstructive Division includes $1,233,000 of goodwill and $4,353,000 in other intangible assets relating to the Company's uni compartmental knee product. During the year ended December 31, 2010, these amounts were determined to be impaired. As a result, a total impairment charge of $5,283,000 was recorded and allocated to the Reconstructive Division.

The following table sets forth financial information by reportable segment. The Company's adjustments relating to its discontinued operations are reflected below. The information from 2009 has been reclassified to conform with the current year presentation.

(In thousands)	Reconstructive	Spine		Discontinued
	Division	Division	Corporate	Operations	Total

Year Ended December 31, 2010
Net sales	$2,208	$1,104	$-	$(3,312)	$-
Total cost of sales and operating expenses	6,310	1,297	6,274	(13,298)	583
Depreciation and amortization	916	10	41	(967)	-
Interest income, net	-	-	27	-	27
Provision for income taxes	-	-	-	-	-
Loss from discontinued operations	-	-	-	(10,953)	(10,953)
Net income (loss)	$(5,018)	$(203)	$(6,288)	$-	$(11,509)

Property and equipment acquisitions	$806	$134	$129	$-	$1,069
Goodwill	$-	$-	$-	$-	$-
Total assets	$4,212	$750	$473	$-	$5,435

Year Ended December 31, 2009
Net sales	$1,540	$329	$-	$(1,869)	$-
Total cost of sales and operating expenses	326	54	5,384	(5,214)	550
Depreciation and amortization	1,164	7	36	(1,207)	-
Interest expense, net	-	-	24	-	24
Loss from discontinued operations	-	-	-	(4,552)	(4,552)
Net income (loss)	$50	$268	$(5,396)	$-	$(5,078)

Property and equipment acquisitions	$932	$14	$72	$-	$1,018
Goodwill	$1,233	$-	$-	$(1,233)	$-
Total assets	$8,815	$1,574	$5,199	$-	$15,588

All of the Company's net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.

10. SUBSEQUENT EVENTS

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"), pursuant to which the Company has agreed to sell the assets of the Reconstructive Division, to Arthrex in exchange for cash consideration of approximately $9.9 million, plus the value of the Company's inventory and property and equipment relating to the Reconstructive Division calculated as of the closing date. The Asset Purchase Agreement also calls for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. Following the execution of the Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing. From the cash consideration paid at closing, $900,000 will be deposited with an escrow agent for a period of twelve months from the closing date to be used for any adjustments to the value of the Company's inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities. Cardo estimates that the value of their inventory and property, plant and equipment relating to the Reconstructive Division as of the closing date will be approximately $4.7 million. The Asset Purchase Agreement calls for the transaction to be completed by April 24, 2011 (the "End Date"). If the transaction is not completed by the End Date, Arthrex, under certain circumstances, can terminate the Asset Purchase Agreement

On March 18, 2011, the Company entered into the First Amendment to the Asset Purchase Agreement, dated as of January 24, 2011, with Arthrex. The first amendment modifies the definition of "End Date" so that it means May 24, 2011; provided that if (i) the closing has not occurred by reason of the failure to satisfy the condition in the Asset Purchase Agreement that at least 20 calendar days have passed since an Information Statement has been filed with the SEC and transmitted to every record holder of shares of the Company, but (ii) the SEC has cleared the Company's responses to the SEC's comment letter and no unresolved comments are pending before the SEC with respect to the Information Statement on or before such date, then the End Date shall be June 24, 2011. Pursuant to the terms of the Asset Purchase Agreement, Arthrex can terminate the Asset Purchase Agreement if certain conditions have not been fulfilled or waived by the End Date.

On March 18, 2011, the Company and Arthrex executed a Secured Promissory Note in favor of Arthrex (the "Arthrex Note"). Under the terms of the Arthrex Note, the $250,000 deposit made by Arthex on January 24, 2011 pursuant to the terms of the Asset Purchase Agreement constitutes an initial loan. Under the terms of the Arthrex Note, Arthrex will (a) make a second loan to the Company of such amount to repay the indebtedness owed to Jon Brooks in the principal amount of $300,000 plus all accrued and unpaid interest thereon (the "Brooks Note ") and the indebtedness owed to Earl Brien, M.D. in the principal amount of $200,000 plus all accrued and unpaid interest thereon (the "Brien Note"), and (b) make additional advances within two business days of the written request of the Company; provided that in no event shall the aggregate principal amount loaned under the Arthrex Note at any time exceed $1,250,000. Pursuant to the Arthrex Note, the Company promises to repay to Arthrex the principal amount outstanding from time to time on the Arthrex Note together with all accrued and unpaid interest on the maturity date. The maturity date shall mean the earlier of: (i) the closing of the transactions contemplated by the Asset Purchase Agreement, (ii) the fifth day following the termination of the Asset Purchase Agreement pursuant to its terms, and (iii) the End Date (as defined in the Asset Purchase Agreement). Interest on the unpaid principal amount due under the Arthrex Note accrues at an interest rate of 6% per annum; provided that if an event of default occurs, interest on the unpaid principal amount due under the Arthrex Note shall increase to an interest rate of 12% per annum.

The proceeds obtained by the Company under the Arthrex Note were used to pay off the Brooks Note and the Brien Note and satisfy all obligations under the Brooks Note and the Brien Note and the security agreements relating to such indebtedness totaling $522,000 on March 18, 2011 (see Note 3). The outstanding borrowing from Jon Brooks was reflected as "note payable - related party" on the accompanying consolidated balance sheet as of December 31, 2010. Proceeds obtained from additional drawdowns on the Arthrex Note can be used for ordinary course working capital needs of the Company's Reconstructive Division. In March 2011, the Company made additional drawdowns of $450,000 under the Arthrex Note.

Pursuant to the Arthrex Note, the Company granted, pledged and assigned to Arthrex a security interest in all assets (including the acquired assets as defined in the Asset Purchase Agreement), goods, inventories, properties and business of the Company, either tangible, intangible, real, personal, mixed, together with all proceeds or products thereof including, without limitation, all leasehold interests, all payments under insurance, or any indemnity, warranty or guaranty, which security interest shall rank senior to and have priority over those held by all other creditors of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change to the Company's internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Under the direction of our Chief Executive Officer and Chief Financial Officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the control criteria established in a report entitled Internal Control —

Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted non-accelerated filers from the auditor attestation requirement.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

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

(a)(3) Exhibits Required by Item 601 of Regulation S-K:

INDEX TO EXHIBITS
Exhibit Number	Description

2.1(1)	Merger Agreement and Plan of Reorganization, dated as of June 18, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.
2.2†	First Amendment to Merger Agreement and Plan of Reorganization, dated as of August 29, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.
2.3(7)	Asset Purchase Agreement, dated September 30, 2009, by and among Cardo Medical, Inc. and Vertebron, Inc.
2.4(9)	Asset Purchase Agreement, dated January 24, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.
2.5(10)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
3.3(11)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of clickNsettle.com, Inc.
10.1†	Escrow Agreement, dated as of August 29, 2008, by and among Chicago Title Company, clickNsettle.com, Inc., Andrew A. Brooks, M.D. and Mikhail Kvitnitsky.
10.2†	Form of Lockup Agreement.
10.3†	Lockup Agreement, dated August 29, 2008, for Derrick Romine.
10.4(4)	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan.
10.5†*	Form of Cardo Medical, LLC Nonstatutory Option Agreement.
10.6(5)	Stock Purchase Agreement, dated as of December 19, 2007, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.
10.7(3)	First Amendment to Stock Purchase Agreement, dated as of January 31, 2008, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.

10.8†*	Employment Agreement, dated as of January 31, 2005, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Mikhail Kvitnitsky.
10.9†*	Amendment to Employment Agreement, dated as of June 6, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.
10.10†*	Termination Agreement, effective as of June 23, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.
10.11†*	Employment Offer Letter with Derrick Romine dated September 5, 2008.
10.12†	Form of Indemnification Agreement for officers and directors.
10.13†‡	Agreement, dated as of August 22, 2006, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Infinesse Corporation.
10.14†	Supplier Agreement, dated June 16, 2006, between Stelkast Company and Accelerated Innovation, LLC, as successor to Accin.
10.15†‡	Contracted Services Agreement, dated September 1, 2007, by and between Accelerated Innovation, LLC and Summit Corporate Services, Inc.
10.16†	Agreement dated April 30, 2008, by and among Mikhail Kvitnitsky and Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC.
10.17†	Agreement dated April 30, 2008, by and among John D. Kuczynski, Accelerated Innovation, LLC and Uni-Knee, LLC.
10.18†	Agreement dated April 30, 2008, by and among Richard H. Rothman, M.D., Ph.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.19†	Agreement dated April 30, 2008, by and among Todd J. Albert, M.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.20†	Agreement dated April 28, 2008, by and among, Rafail Zubok, Accelerated Innovation, LLC and Cervical Xpand, LLC.
10.21(6)*	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.
10.22(8)	Form of Registration Rights Agreement, dated October 27, 2009, by and among Cardo Medical, Inc. and the several purchasers signatory thereto.
10.23(12)	Cardo Medical, Inc. 2010 Equity Incentive Plan
10.24(13)	Secured Promissory Note by the Company in Favor of Jon Brooks, dated November 2, 2010.
10.25(13)	Security Agreement between the Company and Jon Brooks, dated November 2, 2010.
10.26(13)	Secured Promissory Note by the Company in Favor of Earl Brien, dated November 4, 2010.
10.27(13)	Security Agreement between the Company and Earl Brien, dated November 4, 2010.
10.28(10)	Secured Promissory Note by Cardo Medical, Inc. and Cardo Medical, LLC in favor of Arthrex, Inc. dated March 18, 2011.
21.1†	Subsidiaries of Cardo Medical, Inc.

31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Financial Officer
32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)

#	Filed herewith.
†	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.
‡	Confidential treatment has been requested as to a portion of this exhibit. The confidential portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission.
*	Management compensation plan or agreement.
(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 23, 2008.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed by us on September 28, 1998.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on December 21, 2007.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on November 14, 2008.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 6, 2009.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 29, 2009.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on January 27, 2011.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 24, 2011.
(11)	Previoulsy filed as an Annex to the Information Statement on Schedule 14C filed by us on September 30, 2008.
(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on August 12, 2010.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on November 8, 2010.
(14)	Previously filed as an exhibit to the Amendment to the Current Report on Form 8-K/A filed by us on November 3, 2010.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on August 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDO MEDICAL, INC.

/s/ Andrew A. Brooks	Dated:	March 31, 2011
Andrew A. Brooks
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Andrew A. Brooks

/s/ Derrick Romine	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Derrick Romine

/s/ Michael Kvitnitsky	President, Chief Operating Officer and Director	March 31, 2011
Michael Kvitnitsky

/s/ Stephen Liu	Director	March 31, 2011
Stephen Liu

/s/ Thomas H. Morgan	Director	March 31, 2011
Thomas H. Morgan

/s/ Ronald N. Richards	Director	March 31, 2011
Ronald N. Richards

/s/ Steven D. Rubin	Director	March 31, 2011
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	March 31, 2011
Subbarao Uppaluri