Form 10-K/A
period 2010-12-31
Cardo Medical, Inc.
filed 2011-05-02
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of April 27, 2011 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which Cardo Medical, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on March 31, 2011. We are filing this amendment solely to include the information required in Part III, Items 10 through 14, that was previously omitted from the Form 10-K. Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company's other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors currently has seven directors. The term of office of each director is one year and each director continues in office until he resigns or until a successor has been elected and qualified. The following table sets forth the names and ages of our directors.

Directors:

Name	Age

Andrew A. Brooks, M.D.	49
Michael Kvitnitsky	46
Stephen Liu, M.D.	51
Thomas H. Morgan	57
Ronald N. Richards, Esq.	44
Steven D. Rubin, Esq.	50
Subbarao Uppaluri, Ph.D.	61

The following additional information is provided for each of the directors listed above.

Andrew A. Brooks, M.D. Dr. Brooks has served as our Chairman of the Board and Chief Executive Officer since September 2008. He founded Cardo Medical, LLC on April 6, 2007, and has served as the President and Chief Executive Officer and manager of Cardo Medical, LLC and of Accelerated Innovation, LLC. Dr. Brooks has been in the private practice of orthopedic surgery since 1994, specializing in sports medicine, arthroscopy and joint reconstruction. He has previously served as a design consultant to major companies for joint reconstruction and sports medicine products.

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

Dr. Brooks brings extensive leadership, business, and medical experience, as well as tremendous knowledge of our business and the orthopedic industry generally, to the Board. His experience as a practicing orthopedic surgeon, design consultant to major companies for joint reconstruction and sports medicine products, and an entrepreneur, has given him broad understanding and expertise, particularly relating to medical and business matters.

Michael Kvitnitsky. Mr. Kvitnitsky has served as our President and Chief Operating Officer and as a director of our company since September 2008. Since May 2007, Mr. Kvitnitsky has served as the Chief Operating Officer and manager of Cardo Medical, LLC and Accelerated Innovation, LLC. He also has served as the President and manager of Cervical Xpand, LLC, a developmental-stage spinal company, since July 2005, and of Uni-Knee, LLC, a developmental-stage orthopedic company, since May 2006. Mr. Kvitnitsky founded Accin Corporation, a medical device company, for which he has served as President, Chief Executive Officer and director since February 2005. Prior to that, Mr. Kvitnitsky was employed by Stryker Corporation (NYSE: SYK) from 1998 until January 2005; his last position with Stryker was Vice President, Innovation and Business Development, of Stryker International. His prior employment, from 1990 to 1998, included engineering and research positions with multinational medical device companies in the United States and, from 1986 to 1989, included research institutions in Ukraine.

Mr. Kvitnitsky brings extensive leadership, business, and engineering experience, as well as an in-depth understanding of the Company's history and tremendous knowledge of our business and the orthopedic industry generally, to the Board. His experience as a practicing engineer and executive officer to multiple companies, including companies in the medical device sector, has given him broad understanding and expertise, particularly relating to research and development matters.

Stephen Liu, M.D. Dr. Liu has served as a director of our company since April 2010. Dr. Liu currently serves as Chairman and Chief Executive Officer of IFG MEDIA Inc., a visual health content provider for consumers in Asia, as well as Chief Executive Officer of Arrin Corporation (OTCBB:ARRI), a publicly traded shell company with no operations. From September 2000 through September 2008, Dr. Liu served as Chairman of InterBusiness Bank and from 1992 until 2006, Dr. Liu served on the faculty of the UCLA School of Medicine and was a team physician staff member for UCLA athletics for 8 years. Between 1994 and 2000, Dr. Liu provided clinical advisory services to several health related organizations. Dr. Liu graduated from the University of Southern California School of Medicine, and trained as an orthopedic surgeon specializing in Sports Medicine.

Dr. Liu brings extensive leadership, business, and medical experience to the Board. His experience as a practicing medical doctor, provider of clinical advisory services, executive officer and board member to multiple companies has given him broad understanding and expertise, particularly relating to business and medical matters.

Thomas H. Morgan. Mr. Morgan has served as a director of our company since September 2008. He is the Managing Member of Morgan Exploration, LLC, Morgan Marathon, LLC and Morgan United, LLC. Since 1982, Mr. Morgan also has been the founder and President of Morgan Energy Corporation, an oil and gas exploration company. Prior to that, he worked for Conoco Oil Company and Gulf Oil Company. Mr. Morgan has drilled, developed and owned interests in thousands of oil and gas wells throughout the Rocky Mountain region, Texas and Oklahoma. Through other entities, since 1985, Mr. Morgan has owned and developed numerous shopping centers, apartment complexes, condo towers and luxury single-family residences throughout the United States.

Mr. Morgan brings extensive leadership and business experience to the Board. His experience as an executive officer and entrepreneur, has given him broad understanding and expertise, particularly relating to business and finance matters.

Ronald N. Richards, Esq. Mr. Richards has served as a director of our company since September 2008. Mr. Richards has represented Specialty Surgical Centers, as one of its litigation counsel, and other medical professionals and clinics throughout Southern California. Since 2000, he was the senior partner of Ronald Richards & Associates based in Beverly Hills, California. Since 2003, Mr. Richards has served as Secretary of Sierra Towers Homeowners Association. Mr. Richards was a professor of law at the San Fernando Valley College of Law from 2006 to 2007. He has had numerous published opinions in the state courts and federal courts of appeal. Mr. Richards lectures to other attorneys on various legal matters and has published works on various related medical topics. In 2008, he obtained a Certificate of Management from the Anderson School of Management at the University of California, Los Angeles. Mr. Richards received his law degree from University of La Verne in 1995 and his undergraduate degree from the University of California, Los Angeles, in 1991.

Mr. Richards brings extensive leadership, business, and legal experience to the Board. He has advised medical professionals and clinics in several aspects of business, regulatory, transactional, and legal affairs for more than 15 years. His experience as a practicing lawyer advising medical professionals and clinics has given him broad understanding and expertise, particularly relating to legal and medical matters.

Steven D. Rubin, Esq. Mr. Rubin has served as a director of our company since September 2008. Mr. Rubin has been the Executive Vice President of OPKO Health, Inc. ("OPKO") since May 2007 and a director of OPKO since February 2007. Mr. Rubin also currently serves on the board of directors of Safestitch Medical, Inc., a medical device company, Non-Invasive Monitoring Systems, Inc., a medical device company ("NIMS"), PROLOR Biotech, Inc., a developmental stage biopharmaceutical company, Neovasc, Inc., a company developing and marketing medical specialty vascular devices ("Neovasc"), Kidville, Inc., which operates upscale learning and play facilities for children ("Kidville"), Castle Brands, Inc., a marketer of premium spirits, Dreams, Inc., a vertically integrated sports licensing and products company, and SearchMedia Holdings Limited, a multi-platform billboard and in-elevator advertising company in China. Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin was previously a director of Ideation Acquisition Corp.

Mr. Rubin brings extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally, to the Board. His experience as a practicing lawyer, general counsel, and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.

Subbarao Uppaluri, Ph.D. Dr. Uppaluri has served as a director of our company since September 2008. Dr. Uppaluri has served as Senior Vice President and Chief Financial Officer of OPKO since May 2007. Dr. Uppaluri served as Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Kidville and NIMS. Dr. Uppaluri previously served on the board of directors of Ideation Acquisition Corp., OPKO and Winston Pharmaceuticals Inc.

Dr. Uppaluri brings extensive leadership, business, and accounting experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally, to the Board. His experience as the chief financial officer of OPKO and as a board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Executive Officers

The following individuals are our executive officers.

Name	Age	Position

Andrew A. Brooks, M.D.	49	Chairman of the Board and Chief Executive Officer
Michael Kvitnitsky	46	President and Chief Operating Officer
Derrick Romine	42	Chief Financial Officer

All officers serve until they resign or are replaced or renamed at the discretion of the Board of Directors.

The description of the business background for Dr. Brooks and Mr. Kvitnitsky is provided above under the caption "Directors." The following additional information is provided for Derrick Romine, an executive officer who is not a director.

Derrick Romine. Mr. Romine has served as our Chief Financial Officer since September 2008. Mr. Romine served as our Secretary from August 2008 until February 2010. Since February 2008, Mr. Romine has served as the Chief Financial Officer of Cardo Medical, LLC. Prior to joining Cardo Medical, LLC, he worked for 18 years in all aspects of finance and strategy, including corporate restructuring, capital structure management and organizational development. Most recently, from 2004 to February 2008, Mr. Romine served as Controller for Specialty Surgical Centers, following its acquisition by Symbion Healthcare, Inc. From 2000 to 2004, Mr. Romine held a key financial position at Doane Pet Care, Inc. As Doane's Director of Financial Planning and Control, he orchestrated financial modeling for the largest private label pet food manufacturer globally. Prior to that, from 1997 to 2000, he worked in strategic projects as Director of Strategy & Analysis at Service Merchandise Corporation, a retail company, where he focused specifically on corporate restructure and capital management. Prior to 1997, Mr. Romine held various financial and operational positions in both the public and private sector.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our directors and executive officers and persons who own more than ten percent of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for the fiscal year ended December 31, 2010 ("Fiscal 2010") were complied with.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. A copy of our Code of Conduct and Ethics is available on our website at www.cardomedical.com. We intend to post amendments to or waivers from our Code of Conduct and Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer or to our directors) on our website. Our website is not part of this Form 10-K/A.

CORPORATE GOVERNANCE

The Audit Committee

The Board of Directors has an established Audit Committee. The duties and responsibilities of the Audit Committee include (1) reviewing the Company's financial statements and other financial information prepared by the Company and monitoring the integrity of such financial information, (2) monitoring the Company's systems of internal controls established for finance, accounting, legal compliance and ethics, (3) reviewing the Company's accounting and financial reporting processes generally and the audits of the financial statements of the Company, (4) monitoring the independence and performance of the Company's independent registered public accounting firm, (5) providing effective communication among the Board of Directors, senior and financial management and the Company's independent registered public accounting firm and (6) monitoring the Company's compliance with legal regulatory and ethical requirements. The Board of Directors adopted a written charter for the Audit Committee, which is available on our website at www.cardomedical.com.

The Audit Committee currently consists of Subbarao Uppaluri (Chair) and Steve Rubin. During 2010, former director, Joseph Loggia served as a member of the Audit Committee until his resignation from the Board and its committees on October 4, 2010 and Thomas Morgan resigned from the Audit Committee effective November 22, 2010. Steve Rubin was appointed to the Audit Committee on December 3, 2010. The Board of Directors has determined that all current members of the Audit Committee are "financially literate," "financially sophisticated," and "independent" within the meaning of the listing standards of NYSE Amex and applicable SEC regulations. The Board of Directors has determined that Subbarao Uppaluri meets the attributes of an "audit committee financial expert" within the meaning of SEC regulations.

ITEM 11. EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth a summary of compensation awarded to, earned by or paid to the named executive officers of Cardo.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andrew A. Brooks	2010	195,192 (1)	-	-	-	195,192
Chairman of the Board and Chief Executive Officer	2009	250,000	-	-	-	250,000
Michael Kvitnitsky	2010	171,769 (2)	-	-	-	171,769
Chief Operating Officer and President	2009	220,000	-	-	-	220,000
Derrick Romine	2010	180,000	-	-	-	180,000
Chief Financial Officer	2009	180,000	-	-	-	180,000

_______

(1) Reflects salary paid to Dr. Brooks from January 1, 2010 through October 1, 2010. Dr. Brooks agreed to forego his salary subsequent to October 1, 2010 based on the Company's financial condition and as a cost reduction measure. Dr. Brooks' salary was reinstated effective April 4, 2011.

(2) Reflects salary paid to Mr. Kvitnitsky from January 1, 2010 through October 1, 2010. Mr. Kvitnitsky agreed to forego his salary subsequent to October 1, 2010 based on the Company's financial condition and as a cost reduction measure. Mr. Kvitnitsky's salary was reinstated effective April 4, 2011.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Andrew A. Brooks, Chairman of the Board and Chief Executive Officer	90,000	135,000	-	$ 0.23	8/29/18	-	-	-	-

Michael Kvitnitsky, Chief Operating Officer and President	80,000	120,000	-	$ 0.23	8/29/18	-	-	-	-

Derrick Romine, Chief Financial Officer	188,000	282,000	-	$ 0.23	8/29/18	-	-	-	-

________

(1) These options were granted on August 29, 2008 and vest over a five-year period in five equal installments on the anniversary of the grant date.

Employment Agreements and Change in Control Arrangements

Derrick Romine Employment Offer Letter

Derrick Romine serves as the Chief Financial Officer of Cardo Medical, LLC, and will serve in that same capacity for the Company, on an at-will basis pursuant to an employment offer letter dated September 5, 2008. This offer letter provides that Mr. Romine will receive an annual base salary of $180,000, a discretionary bonus of up to a maximum amount of $45,000 based on specific performance objectives tied to the Company meeting its financial targets, and reimbursement for normal business expenses. In addition, he is entitled to participate in all health insurance and employee benefits adopted by the Company and is eligible to accrue three weeks of vacation during his first year of employment. The offer letter also confirmed the grant of options to Mr. Romine exercisable for units of membership interests in Cardo Medical, LLC, which converted into options exercisable for shares of common stock of the Company upon completion of the reverse merger in August 2008 (the "Merger").

If the Company had terminated Mr. Romine's employment without "Cause" (as defined below), or if he terminated his employment without "Good Reason" (as defined below), at any time on or prior to September 4, 2010, Mr. Romine would have been entitled to the following severance benefits: the Company would have paid Mr. Romine the sum of six months of his then-current monthly salary as severance payment to be paid in bi-weekly installments so long as he did not work or otherwise provide services to a competitor of the Company during that six-month period. Fifty percent of Mr. Romine's unvested options would have become fully exercisable as of the date of termination of his employment and, together with any vested options at the termination date, could have been exercised pursuant to the terms thereof within 90 days of the termination date (or one year after the termination date if Mr. Romine dies during that 90-day period). The remaining unvested options at the termination date, to the extent not then presently exercisable, would have terminated as of the termination date and would not have been exercisable thereafter.

If Mr. Romine is terminated for Cause, or if he voluntarily terminates his employment or resigns from his positions with the Company without Good Reason, he will not be entitled to the Severance Benefits. As used in the offer letter, the term "Cause" means an act or omission that constitutes fraud, deceit, intentional misconduct, a knowing violation of law, recklessness or gross negligence that materially and adversely has affected or affects the business of the Company, a material breach of any of Mr. Romine's obligations under any written agreement with the Company, or material nonperformance of his duties to the Company which has not been cured after 15 days' written notice from the Company setting forth in reasonable detail the nature of the nonperformance. As used in the offer letter, the term "Good Reason" means a material breach by the Company of any of their obligations under any written agreement with Mr. Romine, a substantial and unusual reduction in his duties, responsibilities or authority, or receipt of instructions to take actions in violation of law that has not been cured after 15 days' written notice from Mr. Romine to the Company and setting forth in reasonable detail the nature of the action giving rise to the claim of Good Reason.

Compensation of Directors

We do not pay our directors compensation in connection with their service to the Board. We reimburse our directors for reasonable travel expenses related to that director's attendance at Board of Directors and committee meetings.

As of December 31, 2010, all non-employee directors, except Dr. Liu, hold an option to purchase 40,000 shares of common stock. Such options were originally issued by Cardo Medical, LLC, which converted into options to purchase shares of our common stock in connection with the Merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors under the Company's compensation plans and arrangements as of the fiscal year ended December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,961,400(1)	$0.23	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,961,400	$0.23	-
(1) Consist of options to purchase shares, which we assumed in connection with the Merger.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of April 27, 2011, by (i) each director, (ii) each named executive officer identified in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each stockholder identified as beneficially owning greater than 5% of our common stock. Except as otherwise indicated below, each person named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned by that person, except to the extent that authority is shared by spouses under applicable law. To our knowledge, none of the shares reported below are pledged as security.

For purposes of the following tables, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from April 27, 2011 upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 230,293,141 shares of common stock outstanding on April 27, 2011. None of the stockholders listed below have any options, warrants or other derivative securities with respect to our common stock that are convertible or exercisable within 60 days from April 27, 2011, unless indicated otherwise below.

Directors and Officers	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Andrew A. Brooks, M.D.	61,913,189	26.88%
Michael Kvitnitsky	28,996,654	12.59%
Stephen Liu, M.D.	2,800,000(2)	1.22%
Thomas H. Morgan	7,871,616	3.42%
Ronald N. Richards, Esq.	683,205	*
Derrick Romine	865,941	*
Steven D. Rubin	118,822	*
Subbarao Uppaluri, Ph.D.	412,592	*
All directors and executive officers as a group (8 persons)	103,662,019	44.01%

*Indicates ownership of less than 1%.

(1) Includes currently exercisable options to purchase shares of common stock held by the directors and executive officers as follows: Dr. Brooks - 90,000; Mr. Kvitnitsky - 80,000; Mr. Morgan - 16,000; Mr. Richards - 16,000; Mr. Romine - 188,000; Mr. Rubin - 16,000 and Mr. Uppaluri - 16,000.

(2) Represents the following: (1) 200,000 shares held by Dr. Liu's spouse and mother-in-law as joint tenants, (2) 2,000,000 shares held by Portal Venture LLC and (3) 600,000 shares held by PacRim Capital Partners, LLC. Dr. Liu owns 35% of Portal Venture LLC and PacRim Capital Partners, LLC, and is a director of PacRim Capital Partners, LLC. Dr. Liu disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest in such securities.

5% or More Stockholders (1)	Number and Nature of Beneficial Ownership	Percent of Class

Frost Gamma Investments Trust (2)	33,249,411	14.44%

(1) Based on information in separate Schedule 13Ds dated September 8, 2008, Andrew A. Brooks, M.D. and Michael Kvitnitsky also are 5% or more stockholders. The business address of Andrew A. Brooks and Michael Kvitnitsky is 7625 Hayvenhurst Avenue, Suite 49, Van Nuys, California 91406.

(2) The business address of Frost Gamma Investments Trust is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137. Phillip Frost, M.D. is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee reviews and approves transactions in which Cardo was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2010, no related party transaction occurred where this process was not followed.

Jon Brooks Note

On November 2, 2010, the Company entered into a secured promissory note in the principal amount of $300,000 in favor of Jon Brooks, the brother of Andrew Brooks, the Chairman of the Board of Directors and the Chief Executive Officer of the Company (the "Brooks Note"). Pursuant to the terms of the Brooks Note, the Company promised to repay to Jon Brooks the principal sum of $300,000 together with all accrued but unpaid interest on or before March 1, 2011, which was subsequently extended by the Company to April 30, 2011 pursuant to the terms of the Brooks Note. The Brooks Note carried a simple interest rate of 12.0% per annum. In connection with the Brooks Note, the Company entered into a security agreement with Jon Brooks, in which the Company granted a security interest, up to the amount of the principal and interest, in all of the Company's right, title and interest in all of the Company's assets, other than its accounts receivable (the "Security Agreement"). The Company repaid the principal amount due and all accrued and unpaid interest in the aggregate amount of $314,267 under the Brooks Note on March 18, 2011 with a portion of the proceeds obtained from the secured promissory note the Company executed in favor of Arthrex, Inc. All obligations were satisfied and there are no remaining obligations under the Brooks Note and the Security Agreement

Determining Director Independence

The Board of Directors undertook a review of each director's independence in April 2010. During this review, the Board of Directors considered transactions and relationships between each director or any member of his or her immediate family and us and our subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under applicable laws and regulations and the NYSE Amex listing standards. As a result of our review of the relationships of each of the members of the Board of Directors, the Board of Directors affirmatively determined that a majority of our directors, including Stephen Liu, Thomas H. Morgan, Steven D. Rubin, Ronald N. Richards and Subbarao Uppaluri are "independent" directors within the meaning of the listing standards of NYSE Amex and applicable law.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Marcum LLP, our current independent registered public accounting firm, for the fiscal year ended December 31, 2010 and Stonefield Josephson, Inc. for the fiscal year ended December 31, 2009, for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal 2010	Fiscal 2009
Audit fees	$145,285	$175,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$145,285	$175,000

We did not have any audit related fees, tax fees or other fees during Fiscal 2010 and Fiscal 2009.

Our Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Periodically at the Audit Committee meetings, our Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. Our Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

Each year, the independent registered public accounting firm's retention to audit our financial statements, including the associated fee, is approved by our Audit Committee before the filing of the preceding year's Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1 Certification of Chief Executive Officer.*

31.2 Certification of Chief Financial Officer.*

32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code) (incorporated by reference to Exhibit 32.1 to the Company's Form 10-K for the fiscal year ended December 31, 2010).

32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code) (incorporated by reference to Exhibit 32.2 to the Company's Form 10-K for the fiscal year ended December 31, 2010).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDO MEDICAL, INC.

By:	/s/ Andrew A. Brooks
Andrew A. Brooks Chief Executive Officer
Date:	April 29, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2011
Andrew A. Brooks

/s/ Derrick Romine	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2011
Derrick Romine

/s/ Michael Kvitnitsky	President, Chief Operating Officer and Director	April 29, 2011
Michael Kvitnitsky

	Director	April 29, 2011
Stephen Liu

/s/ Thomas H. Morgan	Director	April 29, 2011
Thomas H. Morgan

/s/ Ronald N. Richards	Director	April 29, 2011
Ronald N. Richards

/s/ Steven D. Rubin	Director	April 29, 2011
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	April 29, 2011
Subbarao Uppaluri

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer