Form 10-K/A
period 2010-12-31
Cardo Medical, Inc.
filed 2011-05-06
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-21419
CARDO MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2753988

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7625 Hayvenhurst Avenue, Suite #49, Van Nuys, CA 91406
(Address of principal executive offices)     (Zip Code)
Registrant’s telephone number, including area code: (818) 780-6677
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010, was $45,935,639
As of April 27, 2011 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CARDO MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010

Page
Explanatory Note	1
Part II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 8. Financial Statements and Supplementary Data	8
Part IV
Item 15. Exhibits, Financial Statement Schedules	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

Explanatory Note
Cardo Medical, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Form 10-K”). This Amendment No. 2 on Form 10-K/A amends the Form 10-K to modify certain disclosures and the presentation of certain financial items relating to the Company’s discontinued operations. This Amendment No. 2 contains changes to the Cover Page and Items 7 through 8.
Except as expressly set forth herein, this Amendment No. 2 does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment No. 2 should be read in conjunction with the original filing on Form 10-K, Amendment No. 1 to the Form 10-K and the Company’s other filings with the SEC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our” or “Cardo” refers to the business of Cardo Medical, Inc.
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
As discussed below, in January 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex. We expect to complete the sale of the Reconstructive Division assets during the second quarter of 2011. Additionally, we are currently in negotiations for the sale of substantially all of the assets in the Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011. However, if the sale of the Reconstructive Division assets or Spine Division assets is not consummated, our cash position would require that we immediately raise working capital or cease operations.

Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.
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
Discontinued Operations
On October 7, 2010, the Company’s management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual property, and property and equipment of its Reconstructive Division and Spine Division. The Company decided to put up for sale the assets of its Reconstructive Division and Spine Division primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy. In January 2011, the Company entered into an Asset Purchase Agreement with Arthrex to sell the inventory and equipment relating to the Reconstructive Division for cash consideration of approximately $9.9 million, plus the carrying value of the Reconstructive Division inventory and equipment, which is expected to approximately $4.7 million. The Asset Purchase Agreement also provides for the Company to receive a royalty of 5% of future net sales of the Reconstructive products made by Arthrex for the next 20 years after the closing date. As a result, the Company expects to record a gain on the sale of these assets in 2011, and no loss has been reflected in 2010. The transactions contemplated by the Asset Purchase Agreement with Arthrex are expected to close during the second quarter of 2011. The Company remains in negotiations to sell substantially all of the assets of its Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011.
As a result of the factors discussed above, the Company’s two business segments have been discontinued. Pursuant to the Asset Purchase Agreement entered into in January 2011, the Company is to receive a royalty payment equal to 5% of future net sales made solely by Arthrex of the Reconstructive Division products for a term up to and including the 20th anniversary of the closing date (see Note 10). The Company is currently unable to accurately estimate the future royalty revenue due to the uncertain nature of future sales made by Arthrex. In addition, there will be no significant continuing involvement by the Company in the operations of the discontinued operations.
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

The assets of the discontinued operations are presented separately under the caption ''Assets held for Sale’’ in the accompanying consolidated balance sheet at December 31, 2010 and 2009 and consisted of the following.

(In thousands)	2010	2009
Inventories	$2,990	$3,256
Property and equipment	1,775	1,228
Intangible assets	—	4,353

	$4,765	$8,837

There was no gain or loss associated with the recording of the assets held for sale, which are recorded at the lower of their carrying amounts or fair values less cost to sell.
Revenue Recognition
We recognize revenue when it’s realizable and earned. Management considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.
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
Goodwill and Long-Lived Assets Impairment
Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Cardo conducts its annual evaluations for impairment at the end of the fourth quarter of each year. The Company concluded that there were no such events or changes in circumstances during 2009; however, during the quarter ended September 30, 2010, the changes in Cardo’s financial condition and continued inability to raise sufficient funds in order to fully execute a profitable sales strategy indicated the carrying values of its goodwill and other intangible assets may not be recoverable. Goodwill impairment testing is based on a two step process, where the first step compares the fair value of the reporting unit to the carrying value of the unit. If the first step test indicates impairment, the second step test compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require us to make certain assumptions and estimate future revenues and profitability.
During the quarter ended September 30, 2010, the Company’s management performed an assessment of its goodwill and other intangible assets for impairment. The Company’s management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets’ carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 relating to other intangible assets during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units. The total impairment charge for the year ended December 31, 2010 amounted to $5,283,000. The remaining value of goodwill and other intangible assets as of December 31, 2010 was $0.
Based on the assessments performed for the year ended December 31, 2009, the Company determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets’ carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009.
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
Share Based Payment
In order to determine compensation on options issued to consultants, and employees’ options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Management estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. Management also considers whether the requisite service has been rendered when recognizing compensation costs. Expected volatilities are based on the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of our options. We also measure the volatility of other public companies with similar size and industry characteristics to us for the same period. These measurements are averaged and the result is used as expected volatility. As there is no history of option lives at our company, the expected term of options granted is the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate is based on an analysis of the nature of the recipients’ jobs and relationships to us.
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
Recent Accounting Pronouncements
In 2010 the Company adopted the provisions of the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities Topic of the FASB Codification. The topic requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.
In 2010 the Company adopted the provisions of the Fair Value Measurements and Disclosures Topic "Improving Disclosures About Fair Value Measurements” of the FASB Codification. This topic requires companies to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.
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

	Years Ended
	December 31,
(In thousands)	2010	2009	$ Change	% Change
Net sales	$—	—	—	0.0%
Cost of sales	—	—	—	0.0%

Gross profit	—	—	—	0.0%
General and administrative expenses	583	550	33	6.0%

Loss from operations	(583)	(550)	(33)	6.0%
Interest income, net	27	24	3	12.5%

Loss from continuing operations before income tax provision	(556)	(526)	(30)	5.7%
Provision for income taxes	—	—	—	0.0%

Loss from continuing operations	(556)	(526)	(30)	5.7%
Discontinued operations (Note 1), net of income taxes
Loss from operations of discontinued Reconstructive and
Spine Divisions	(10,953)	(4,552)	(6,401)	140.6%

Net loss	(11,509)	(5,078)	(6,431)	126.6%

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2010 increased by $33,000, or 6.0%, as compared to 2009. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The general and administrative expenses for 2010 remained consistent with 2009 as the nature of the continuing professional service fees were similar in each year.
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
Our net cash provided by financing activities was $500,000 during the year ended December 31, 2010, as compared to approximately $9 million for the year ended December 31, 2009. During 2010, we had proceeds from short-term promissory notes payable for $500,000. During 2009, we completed a private placement in June that provided nearly $3.1 million, net of direct costs, and another private placement in November for approximately $5.9 million, net of direct costs. Subsequent to December 31, 2010, we entered into the Arthrex Note and as of March 22, 2011, we have borrowed a total of $972,000 under the Arthrex Note. Of the amount borrowed, $522,000 was used to pay off the Brooks Note and Brien Note (see Note 3 in the accompanying consolidated financial statements) and $450,000 was utilized to pay for vendors of inventory.
Our available funds are not projected to meet all of our working capital needs for the next twelve months. On January 24, 2011, we entered into the Arthrex Asset Purchase Agreement to sell all of the assets related to the Reconstructive Division for total cash consideration of approximately $14.6 million (see Note 10 in the accompanying consolidated financial statements). The sale is expected to close during the second quarter of 2011. The Company has begun negotiations with an unaffiliated third party for the sale of substantially all of the assets in the Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011. However, there is no guarantee that we will successfully close the sale of our Reconstructive Division assets or Spine Division assets as planned. If the sale of the Reconstructive Division assets or Spine Division assets is not consummated, our cash position would require that we immediately raise working capital or cease operations.
Off-Balance Sheet Arrangements
We have no off-balance sheet financing arrangements.
Contractual Obligations
We have contractual operating lease obligations on our warehouse and office facilities in Clifton, New Jersey whose aggregate minimum annual payments are as follows for the years ending December 31.

(In thousands)
2011	$98
2012	66

$164

Forward Looking Statements
Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed in “Risk Factors” in our Form 10-K. Certain statements and information set forth in this Amendment No. 2, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements.” You should note that our forward-looking statements speak only as of the date of this Amendment No. 2 or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that should be considered are included in “Risk Factors” beginning on page 13 in our Form 10-K.

Item 8. Financial Statements and Supplementary Data
Cardo Medical, Inc.
For the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm
To the Audit Committee of the
Board of Directors and Shareholders
of Cardo Medical, Inc.
We have audited the accompanying consolidated balance sheet of Cardo Medical, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardo Medical, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continuing losses from operations, negative cash flows and limited cash to fund future operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary from the outcome of this uncertainty.
We also have audited the adjustments to the 2009 financial statements to retrospectively apply the financial statement presentation of the discontinued operations, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 financial statements taken as a whole.
/s/ Marcum LLP
Los Angeles, CA
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the
Board of Directors and Shareholders
of Cardo Medical, Inc.
We have audited, before the effects of the adjustments to retrospectively apply the financial statement presentation of the discontinued operations as described in Note 1, the accompanying consolidated balance sheet of Cardo Medical, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statement of operations, changes in stockholder’s equity and cash flows for the year then ended (the 2009 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above, before the effects of the adjustments to retrospectively apply the financial statement presentation of the discontinued operations as described in Note 1, present fairly, in all material respects, the financial position of Cardo Medical, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2009 consolidated financial statements (not included herein), the Company has losses from operations, negative cash flows from operations, an accumulated stockholders’ deficit and limited cash to fund future operations. These matters, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters were also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
/s/ Stonefield Josephson, Inc.
Los Angeles
March 31, 2010

CARDO MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2010	2009
Assets
Current assets
Cash	$127	$4,973
Accounts receivable, net of allowance for doubtful accounts of $51 and $0, respectively	413	307
Prepaid expenses and other current assets	99	65

Total current assets	639	5,345

Assets held for sale	4,765	8,837
Goodwill	—	1,233
Deposits	31	173

Total assets	$5,435	$15,588

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,656	$851
Note payable — related party	300	—
Note payable	200	—

Total liabilities	2,156	851

Stockholders’ equity
Common stock, $0.001 par value, 750,000,000 shares authorized, 230,293,141 issued and outstanding as of December 31, 2010 and 2009	230	230
Additional paid-in capital	25,773	25,722
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(22,674)	(11,165)

Total stockholders’ equity	3,279	14,737

Total liabilities and stockholders’ equity	$5,435	$15,588

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Years Ended
	December 31,
	2010	2009
Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—
General and administrative expenses	583	550

Loss from operations	(583)	(550)
Interest income, net	27	24

Loss from continuing operations before income tax provision	(556)	(526)
Provision for income taxes	—	—

Loss from continuing operations	(556)	(526)
Discontinued operations (Note 1)
Loss from operations of discontinued Reconstructive and Spine Divisions,	(10,953)	(4,552)

net of income taxes	$(11,509)	$(5,078)

Net Loss
Net loss per share:
Basic and diluted
Continuing operations	$(0.00)	$(0.00)

Discontinued operations	$(0.05)	$(0.02)

Total	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	230,293,141	207,455,258

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Note
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit	Total
Balance, December 31, 2008	203,360,271	$203	$16,631	$(50)	$(6,087)	$10,697

Issuance of common stock for private placements	26,932,870	27	8,984	—	—	9,011
Fair value of vested stock option grants	—	—	107	—	—	107
Net loss	—	—	—	—	(5,078)	(5,078)

Balance, December 31, 2009	230,293,141	230	25,722	(50)	(11,165)	14,737

Fair value of vested stock option grants	—	—	51	—	—	51
Net loss	—	—	—	—	(11,509)	(11,509)

Balance, December 31, 2010	230,293,141	$230	$25,773	$(50)	$(22,674)	$3,279

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(11,509)	$(5,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	967	1,207
Stock option compensation	51	107
Impairment charges	5,283	—
Inventory reserve	1,620	—
Provision for allowance for doubtful accounts	51	—
Changes in operating assets and liabilities:
Accounts receivable	(157)	(121)
Inventories	(1,354)	(1,013)
Prepaid expenses and other current assets	(34)	42
Accounts payable and accrued expenses	805	73

Net cash used in operating activities	(4,277)	(4,783)

Cash flows from investing activities
Purchases of property and equipment	(1,069)	(1,018)
Acquisition of Vertebron, Inc. assets	—	(1,300)
Increase in deposits and other assets	—	(32)

Net cash used in investing activities	(1,069)	(2,350)

Cash flows from financing activities
Proceeds from private placements, net of issuance costs	—	9,011
Proceeds from notes payable	500	—

Net cash provided by financing activities	500	9,011

Net change in cash	(4,846)	1,878
Cash, beginning of year	4,973	3,095

Cash, end of year	$127	$4,973

Supplemental disclosure of cash flow information:
Interest paid	$4	$—

Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Asset acquisition (See Note 4):
Assets acquired	$—	$1,300

Cash consideration for assets acquired	$—	$1,300

The accompanying notes are an integral part of these consolidated financial statements.

CARDO MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cardo Medical, Inc. (“Cardo” or the “Company”) is an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we are focused on developing surgical devices, instrumentation and techniques that will enable surgeons to move what are typically inpatient surgical procedures to the outpatient world. We commercialize our reconstructive joint devices through our reconstructive division and our spine devices through our spine division.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of Cardo, Accelerated Innovation, Inc. (“Accelerated”), Uni-Knee LLC (“Uni”) and Cervical Xpand LLC (“Cervical”). All significant intercompany transactions have been eliminated in consolidation.
Discontinued Operations
On October 7, 2010, the Company’s management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual properties, and property and equipment of its reconstructive products (the “Reconstructive Division”) and spine products (the “Spine Division”). The Company decided to put up for sale the assets of its Reconstructive and Spine Divisions primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy. We expect the sale of the Reconstructive Division will occur during the second quarter of 2011; however, the Company remains in negotiations to sell substantially all of the assets of its Spine Division. Management anticipates that the sale of substantially all the assets of its Spine Division will be completed during the second quarter of 2011.
As a result of the factors discussed above, the Company’s two business segments have been discontinued and no continuing cash flows are expected to be generated from the discontinued divisions subsequent to the expected disposal dates above. Pursuant to the Asset Purchase Agreement entered into in January 2011, the Company is to receive a royalty payment equal to 5% of future net sales made solely by Arthrex of the Reconstructive Division products for a term up to and including the 20th anniversary of the closing date (see Note 10). In addition, there will be no significant continuing involvement by the Company in the operations of the discontinued operations.
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
The assets of the discontinued operations are presented separately under the caption ''Assets held for Sale’’ in the accompanying consolidated balance sheet at December 31, 2010 and 2009 and consisted of the following.

(In thousands)	2010	2009
Inventories	$2,990	$3,256
Property and equipment	1,775	1,228
Intangible assets	—	4,353
	$4,765	$8,837
There was no gain or loss associated with the recording of the assets held for sale, which are recorded at the lower of their carrying amounts or fair values less cost to sell.
Management’s Plan
As reflected in the accompanying financial statements, during the year ended December 31, 2010, the Company had a net loss of $11,509,000 and negative cash flows from operations of $4,277,000. The Company also had an accumulated deficit of $22,674,000 and had limited cash to fund its future operations. As discussed above, the Company was unable to obtain financing through debt or equity instruments in order to fund its future operations. As a result, on October 7, 2010, the Company’s management and Board of Directors announced the decision to put substantially all of its assets up for sale. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Accordingly, management took the following measures during the fourth quarter of 2010:
•	terminated over half of the Company’s employees;

•	had the Company’s Chief Executive Officer and President forgo their salaries;

•	reduced office space by not renewing the corporate headquarters facility lease;

•	scaled back research and development activities;

•	deferred manufacturing of inventories required to build additional base-level implant banks; and

•	engaged an investment adviser to assist it in seeking alternative sources of capital; including selling of some or all of the Company’s assets and other strategic alternatives.
On January 24, 2011, after conducting a sale process with the help of an investment banking firm, the Company entered into the Asset Purchase Agreement to sell all of the assets related to the Reconstructive Division for total cash consideration of approximately $14.6 million, along with royalty payments equal to 5% of future net sales of the Company’s products for a term up to and including the 20th anniversary of the closing date (see Note 10). The Company expects the sale of the Reconstructive Division will occur during the second quarter of 2011. The investment banking firm is also assisting the Company in connection with its intent to sell the assets of the Spine Division. The Company has begun negotiations with an unaffiliated third party for the sale of substantially all of the assets of the Spine Division. Management anticipates that the sale of substantially all of the assets of its Spine Division will be completed during the second quarter of 2011.
In view of the matters described above, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets are dependent upon the successful closing of the Asset Purchase Agreement with Arthrex for the sale of the Reconstructive Division assets, as well as the Company’s ability to sell the assets of its Spine Division in a timely manner. However, there is no guarantee that these sales transactions will close as expected. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.
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
Accounts Receivable
The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance. The Company does not require collateral for trade accounts receivable and has not experienced any significant write-offs. As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts amounted to $51,000 and $0, respectively.
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
Goodwill and Long-Lived Assets Impairment
Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Cardo conducts its annual evaluations for impairment at the end of the fourth quarter of each year. The Company concluded that there were no such events or changes in circumstances during 2009; however, during the quarter ended September 30, 2010, the changes in Cardo’s financial condition and continued inability to raise sufficient funds in order to fully execute a profitable sales strategy indicated the carrying values of its goodwill and other intangible assets may not be recoverable. Goodwill impairment testing is based on a two step process, where the first step compares the fair value of the reporting unit to the carrying value of the unit. If the first step test indicates impairment, the second step test compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require us to make certain assumptions and estimate future revenues and profitability.
During the quarter ended September 30, 2010, the Company’s management performed an assessment of its goodwill and other intangible assets for impairment. The Company’s management determined that the fair value of the knee and hip reporting units were not in excess of the corresponding assets’ carrying value as of September 30, 2010 and recorded a non-cash impairment charge of $4,050,000 relating to other intangible assets during the quarter then ended. In addition, management recorded a non-cash impairment charge of $1,233,000 against the goodwill associated with the knee and hip reporting units. The total impairment charge for the year ended December 31, 2010 amounted to $5,283,000. The impairment charge was allocated to the Reconstructive Division (see Note 9). The remaining value of goodwill and other intangible assets as of December 31, 2010 was $0. This impairment charge was made based on available information at the time during the third quarter of 2010, prior to any offers being received for purchase of the Reconstructive Division assets.
Based on the assessments performed for the year ended December 31, 2009, the Company determined that the fair value of the knee and hip reporting units were in excess of the corresponding assets’ carrying value as of December 31, 2009. Accordingly, no impairment charges were recorded for the year ended December 31, 2009.
Other Assets
In September 2007, the Company entered into an agreement with a manufacturer to market and distribute their uni-polar and mono-polar hip products. As part of this agreement, the manufacturer granted non-exclusive licenses to the Company to use certain information and improvements so that the Company may obtain regulatory approval for the products that are the subject of the agreements, and in connection with the Company’s commercialization of those products. The total costs capitalized totaled $255,000 as of December 31, 2009. The amounts are being amortized using the straight-line method over a period of five years, which represents the contractual life of the agreement. Amortization expense related to other assets was $34,000 and $51,000 for the years ended December 31, 2010 and 2009, respectively. In conjunction with the assessment of Cardo’s other intangible assets for impairment described above, the Company’s management determined that the fair value of these capitalized costs were not in excess of their carrying value and included $107,000 in the $4,050,000 impairment charge above. As of December 31, 2010, the remaining book value of the capitalized costs amounted to $0.
Fair Value of Financial Instruments
The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, inventories, prepaid expenses, deposits, accounts payable and accrued expenses as of December 31, 2010 and 2009 approximate fair value.
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
Revenue Recognition
The Company recognizes revenue when it is realizable and earned. The Company considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.
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
Income Taxes
For income tax purposes, prior to June 17, 2008, Cardo and its subsidiaries were treated as non-taxable enterprises. Income or loss generated was not taxed at the entity level, but rather passed directly through to the owners’ individual income tax returns. As a result, there is no provision for income tax for any period prior to this date. On

June 17, 2008, Cardo voluntarily elected to become a taxable enterprise. On August 29, 2008, Cardo effected a reverse merger with clickNsettle.com, Inc. (“CKST”), and adopted CKST as the taxpaying entity.
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
Concentrations and Other Risks
As of December 31, 2010, the Company had 3 customers that accounted for 28.7%, 12.7% , and 11.7% of its accounts receivable. The Company had 4 customers that comprised 17.4%, 15.8%, 12.3%, and 10.5% of the Company’s net sales for the year ended December 31, 2010.
As of December 31, 2009, the Company had four customers that accounted for 28.2%, 15.6%, 15.4% and 10.0% of its accounts receivable. The Company had three customers that comprised 28.1%, 22.7% and 13.2% of the Company’s net sales for the year ended December 31, 2009.
Comprehensive Loss
Comprehensive loss consists solely of the Company’s net loss during the years ended December 31, 2010 and 2009. As such, there is no statement of comprehensive income in these consolidated financial statements.
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.
Recent Accounting Pronouncements
In 2010 the Company adopted the provisions of the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities Topic of the FASB Codification. The topic requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.
In 2010 the Company adopted the provisions of the Fair Value Measurements and Disclosures Topic “Improving Disclosures About Fair Value Measurements” of the FASB Codification. This topic requires companies to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.
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
2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of December 31.

(In thousands)	2010	2009
Accounts payable	$1,299	$488
Accrued commissions	49	97
Accrued vacation	41	73
Accrued professional fees	70	70
Accrued payroll	75	34
Accrued interest	10	—
Other accrued expenses	112	89

	$1,656	$851

3. PROMISSORY NOTES PAYABLE
In November 2010, the Company entered into two secured promissory notes (collectively, the “Notes”) with two individuals (collectively, the “Lenders”). The aggregate proceeds from the Notes were $500,000. One of the Lenders is the brother of the Company’s Chief Executive Officer. The Notes matured on March 2, 2011 and March 4, 2011, respectively, which may be extended for up to 60 days by the Company, provided the Company gives the Lenders notice of such extension period at least two business days prior to the maturity date, and bear simple interest at 12% per annum.
In connection with the Notes, the Company entered into a security agreement with each lender, in which the Company granted a security interest, up to the amount of the principal and interest, in all of the Company’s right, title and interest in all of the Company’s assets, other than its accounts receivable.
The outstanding principal and accrued interest from the above Notes amounting to approximately $522,000 was repaid subsequent to the year end (see Note 10).
4. VERTEBRON TRANSACTION
At a hearing held on September 15, 2009, Cardo, the successful bidder at an auction sale, was authorized to purchase substantially all of the assets of Vertebron, Inc. (“Vertebron”) free and clear of all liens by the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”). On September 29, 2009, the Bankruptcy Court issued an order memorializing the hearing held on September 15, 2009 (the “Order”).
As a result of the Order, on September 30, 2009, Cardo entered into an Asset Purchase Agreement (the “Vertebron Agreement”) with Vertebron, as a debtor-in-possession, to purchase substantially all of Vertebron’s assets, primarily consisting of inventories, excluding certain assets, such as accounts receivable, cash and cash equivalents as of the closing date. Pursuant to the Vertebron Agreement, the purchase price for the assets was $1.3 million.
As of September 30, 2009, Cardo submitted deposits required by the Bankruptcy Court totaling $130,000. On October 1, 2009, the Company completed the transaction by wiring the $1.17 million balance due under the Agreement. Pursuant to the Vertebron Agreement, Cardo did not establish control of the assets acquired in this transaction until full consideration was received by Vertebron.

Following management’s analysis of the transaction, it was determined that the assets acquired under the Agreement would be accounted for as an asset purchase and not a business combination. Accordingly, the entire purchase price of $1.3 million was allocated to Vertebron’s spine inventory.
5. STOCKHOLDERS’ EQUITY
Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2009 and 2010, we did not have any preferred stock issued.
On June 30, 2009, Cardo completed a private placement with investors to purchase 8,689,319 shares of the Company’s common stock, par value $0.001 per share at a price of $0.35 per share for aggregate gross proceeds of $3,041,260. These shares have a 24-month lock up provision.
On October 16, 2009 we issued an additional 485,714 shares of Cardo’s common stock with a 24-month lockup provision for gross proceeds of $170,000.
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
In connection with this private placement, Cardo paid a finder’s fee of 8% on a portion of the gross proceeds and granted 575,613 share purchase warrants. Each share purchase warrant entitles the holder to immediately purchase one share of the Company’s common stock at an exercise price of $0.44 per share and expires on November 13, 2014. The placement agent is a related party through a significant common shareholder.
The warrants had an estimated fair value of $552,000 using the Black-Scholes option pricing method. The assumptions used in the model were as follows: volatility – 303%, discount rate – 2.28%, dividends – none, and expected term of award – 5 years.
6. INCOME TAXES
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

(In thousands)	2010	2009
Statuatory federal income tax rate	34%	34%
State taxes, net of federal benefit	6%	6%
Permanent differences	-1%	3%
Change in valuation allowance	-39%	-43%

	0%	0%

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2010	2009
Net operating loss carryforwards	$5,443	$3,574
State income taxes	(606)	(265)
Impairment charges	2,263	—
Allowance for doubful accounts	22	—
Inventory reserve	694	—
Depreciation and amortization	169	188
Non-qualified stock options	68	46
Other	—	6

Total, net	8,053	3,549
Valuation allowance	(8,053)	(3,549)

Deferred tax assets, net	$—	$—

At December 31, 2010, the Company has Federal and State net operating loss carryforwards (“NOL”) available to offset future taxable income of approximately $12,718,000 and $12,655,000, respectively. These NOL’s will begin to expire in the years ending December 31, 2028 and 2018, respectively. The Company’s NOL in California is currently suspended and is not available for use in 2011. These NOL’s may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.
Cardo periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to Cardo for tax reporting purposes, and other relevant factors.
At December 31, 2010 and 2009, based on the weight of available evidence, management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.
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
The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. Due to the Company’s recognition of losses since inception, all of the Company’s reporting periods are effectively open to examination by the applicable tax authorities.
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. To estimate volatility of the options over their expected terms, the Company measured the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of the Cardo options. It also measured the volatility of other public companies with similar size and industry characteristics to Cardo for the same period. These measurements were averaged and the result was used as expected volatility. As there was no history of option lives at Cardo, the expected term of options granted was the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate was based on an analysis of the nature of the recipients’ jobs and relationships to the Company. As a result of the announced sale of substantially all of the Company’s assets in October 2010 (see Note 1), other than the CEO and COO, Cardo will no longer have any employees once the sale is completed. As a result, the only options expected to vest are those held by the Company’s Board of Directors, CEO and COO, who are expected to remain with the continuing entity. As a result, the estimated forfeiture rate has been adjusted to 75.6%.
A summary of option activity as of December 31, 2010 and 2009, and changes during the years then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2008	2,398,400	$0.23	9.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(362,400)	$0.23	8.90	—

Outstanding at December 31, 2009	2,036,000	$0.23	8.67	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(74,600)	0.23	8.56	—

Outstanding at December 31, 2010	1,961,400	$0.23	7.67	$—

Vested and expected to vest at December 31, 2010	1,369,560	$0.23	7.67	$—

Exercisable at December 31, 2010	784,560	$0.23	7.67	$—

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
9. SEGMENT INFORMATION
The Company’s businesses are currently organized into the following two reportable segments; reconstructive products (the “Reconstructive Division”) and spine products (the “Spine Division”). The Reconstructive Division segment is comprised of activity relating to the Company’s unicompartmental knee, patellofemoral products, the total knee and hip products. The Spine Division segment is comprised of the spinal lumbar fusion system and cervical plate and screw systems.
The division into these reportable segments is based on the nature of the products offered. Management evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. Due to the distinct nature of the products in the Company’s Reconstructive Division, and the fact that it has a more developed market for its products, it is considered by management as a separate segment. The Company’s Spine Division is still in the process of developing the market and obtaining instrumentation necessary to sell the products in greater quantities. As a result of the unique characteristics of this product line, the Spine Division is considered by management as a separate segment.
As described in Note 1, on October 7, 2010, the Company’s management and Board of Directors decided to put substantially all of its assets up for sale, consisting of the inventories, intellectual property, and property and equipment of the Reconstructive Division and the Spine Division. As a result, all of the inventory and property and equipment associated with these divisions has been classified as assets held for sale.
As of December 31, 2009, the Company’s Reconstructive Division includes $1,233,000 of goodwill and $4,353,000 in other intangible assets relating to the Company’s uni compartmental knee product. During the year ended December 31, 2010, these amounts were determined to be impaired. As a result, a total impairment charge of $5,283,000 was recorded and allocated to the Reconstructive Division.
The following table sets forth financial information by reportable segment. The Company’s adjustments relating to its discontinued operations are reflected below. The information from 2009 has been reclassified to conform with the current year presentation.

	Reconstructive	Spine		Discontinued
(In thousands)	Division	Division	Corporate	Operations	Total
Year Ended December 31, 2010
Net sales	$2,208	$1,104	$—	$(3,312)	$—
Total cost of sales and operating expenses	6,310	1,297	6,274	(13,298)	583
Depreciation and amortization	916	10	41	(967)	—
Interest income, net	—	—	27	—	27
Provision for income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	(10,953)	(10,953)

Net income (loss)	$(5,018)	$(203)	$(6,288)	$—	$(11,509)

Property and equipment acquisitions	$806	$134	$129	$—	$1,069
Goodwill	$—	$—	$—	$—	$—
Total assets	$4,212	$750	$473	$—	$5,435

Year Ended December 31, 2009
Net sales	$1,540	$329	$—	$(1,869)	$—
Total cost of sales and operating expenses	326	54	5,384	(5,214)	550
Depreciation and amortization	1,164	7	36	(1,207)	—
Interest expense, net	—	—	24	—	24
Loss from discontinued operations				(4,552)	(4,552)

Net income (loss)	$50	$268	$(5,396)	$—	$(5,078)

Property and equipment acquisitions	$932	$14	$72	$—	$1,018
Goodwill	$1,233	$—	$—	$(1,233)	$—
Total assets	$8,815	$1,574	$5,199	$—	$15,588
All of the Company’s net sales were attributable to activity in the United States. There were no long-lived assets held in foreign countries.
10. SUBSEQUENT EVENTS
On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. (“Arthrex”), pursuant to which the Company has agreed to sell the assets of the Reconstructive Division, to Arthrex in exchange for cash consideration of approximately $9.9 million, plus the value of the Company’s inventory and property and equipment relating to the Reconstructive Division calculated as of the closing date. The Asset Purchase Agreement also calls for the Company to receive royalty payments equal to 5% of net sales of the Company’s products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. Following the execution of the Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing. From the cash consideration paid at closing, $900,000 will be deposited with an escrow agent for a period of twelve months from the closing date to be used for any adjustments to the value of the Company’s inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities. Cardo estimates that the value of their inventory and property, plant and equipment relating to the Reconstructive Division as of the closing date will be approximately $4.7 million. The Asset Purchase Agreement calls for the transaction to be completed by April 24, 2011 (the “End Date”). If the transaction is not completed by the End Date, Arthrex, under certain circumstances, can terminate the Asset Purchase Agreement
On March 18, 2011, the Company entered into the First Amendment to the Asset Purchase Agreement, dated as of January 24, 2011, with Arthrex. The first amendment modifies the definition of “End Date” so that it means May 24, 2011; provided that in certain circumstances if the closing has not occurred by May 24, 2011, the “End Date” shall be June 24, 2011. Pursuant to the terms of the Asset Purchase Agreement, Arthrex can terminate the Asset Purchase Agreement if certain conditions have not been fulfilled or waived by the End Date.

On March 18, 2011, the Company and Arthrex executed a Secured Promissory Note in favor of Arthrex (the “Arthrex Note”). Under the terms of the Arthrex Note, the $250,000 deposit made by Arthex on January 24, 2011 pursuant to the terms of the Asset Purchase Agreement constitutes an initial loan. Under the terms of the Arthrex Note, Arthrex will (a) make a second loan to the Company of such amount to repay the indebtedness owed to Jon Brooks in the principal amount of $300,000 plus all accrued and unpaid interest thereon (the “Brooks Note “) and the indebtedness owed to Earl Brien, M.D. in the principal amount of $200,000 plus all accrued and unpaid interest thereon (the “Brien Note”), and (b) make additional advances within two business days of the written request of the Company; provided that in no event shall the aggregate principal amount loaned under the Arthrex Note at any time exceed $1,250,000. Pursuant to the Arthrex Note, the Company promises to repay to Arthrex the principal amount outstanding from time to time on the Arthrex Note together with all accrued and unpaid interest on the maturity date. The maturity date shall mean the earlier of: (i) the closing of the transactions contemplated by the Asset Purchase Agreement, (ii) the fifth day following the termination of the Asset Purchase Agreement pursuant to its terms, and (iii) the End Date (as defined in the Asset Purchase Agreement). Interest on the unpaid principal amount due under the Arthrex Note accrues at an interest rate of 6% per annum; provided that if an event of default occurs, interest on the unpaid principal amount due under the Arthrex Note shall increase to an interest rate of 12% per annum.
The proceeds obtained by the Company under the Arthrex Note were used to pay off the Brooks Note and the Brien Note and satisfy all obligations under the Brooks Note and the Brien Note and the security agreements relating to such indebtedness totaling $522,000 on March 18, 2011 (see Note 3). The outstanding borrowing from Jon Brooks was reflected as “note payable – related party” on the accompanying consolidated balance sheet as of December 31, 2010. Proceeds obtained from additional drawdowns on the Arthrex Note can be used for ordinary course working capital needs of the Company’s Reconstructive Division. In March 2011, the Company had additional drawdowns of $450,000 under the Arthrex Note.
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
(a)(1) The following consolidated financial statements of Cardo Medical, Inc. are incorporated by reference in Part II:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets
Consolidated Statement of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements including the notes hereto.
(a)(3) Exhibits Required by Item 601 of Regulation S-K:
INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Merger Agreement and Plan of Reorganization, dated as of June 18, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.

2.2†	First Amendment to Merger Agreement and Plan of Reorganization, dated as of August 29, 2008, by and among clickNsettle.com, Inc., Cardo Medical, LLC and Cardo Acquisition, LLC.

2.3(7)	Asset Purchase Agreement, dated September 30, 2009, by and among Cardo Medical, Inc. and Vertebron, Inc.

2.4(9)	Asset Purchase Agreement, dated January 24, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.

2.5(10)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(11)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of clickNsettle.com, Inc.

10.1†	Escrow Agreement, dated as of August 29, 2008, by and among Chicago Title Company, clickNsettle.com, Inc., Andrew A. Brooks, M.D. and Mikhail Kvitnitsky.

10.2†	Form of Lockup Agreement.

10.3†	Lockup Agreement, dated August 29, 2008, for Derrick Romine.

Exhibit Number	Description
10.4(4)	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan.

10.5†*	Form of Cardo Medical, LLC Nonstatutory Option Agreement.

10.6(5)	Stock Purchase Agreement, dated as of December 19, 2007, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.

10.7(3)	First Amendment to Stock Purchase Agreement, dated as of January 31, 2008, by and among clickNsettle.com, Inc., Frost Gamma Investments Trust, Dr. Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri.

10.8†*	Employment Agreement, dated as of January 31, 2005, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Mikhail Kvitnitsky.

10.9†*	Amendment to Employment Agreement, dated as of June 6, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.

10.10†*	Termination Agreement, effective as of June 23, 2008, by and between Accelerated Innovation, LLC and Mikhail Kvitnitsky.

10.11†*	Employment Offer Letter with Derrick Romine dated September 5, 2008.

10.12†	Form of Indemnification Agreement for officers and directors.

10.13†‡	Agreement, dated as of August 22, 2006, by and between Accelerated Innovation, LLC, as successor to Accin Corporation, and Infinesse Corporation.

10.14†	Supplier Agreement, dated June 16, 2006, between Stelkast Company and Accelerated Innovation, LLC, as successor to Accin.

10.15†‡	Contracted Services Agreement, dated September 1, 2007, by and between Accelerated Innovation, LLC and Summit Corporate Services, Inc.

10.16†	Agreement dated April 30, 2008, by and among Mikhail Kvitnitsky and Accelerated Innovation, LLC, Cervical Xpand, LLC and Uni-Knee, LLC.

10.17†	Agreement dated April 30, 2008, by and among John D. Kuczynski, Accelerated Innovation, LLC and Uni-Knee, LLC.

10.18†	Agreement dated April 30, 2008, by and among Richard H. Rothman, M.D., Ph.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.

10.19†	Agreement dated April 30, 2008, by and among Todd J. Albert, M.D., Accelerated Innovation, LLC and Cervical Xpand, LLC.

10.20†	Agreement dated April 28, 2008, by and among, Rafail Zubok, Accelerated Innovation, LLC and Cervical Xpand, LLC.

10.21(6)*	Nonstatutory Option Agreement, dated August 27, 2008, by and between Cardo Medical, LLC and Derrick Romine.

10.22(8)	Form of Registration Rights Agreement, dated October 27, 2009, by and among Cardo Medical, Inc. and the several purchasers signatory thereto.

10.23(12)	Cardo Medical, Inc. 2010 Equity Incentive Plan

10.24(13)	Secured Promissory Note by the Company in Favor of Jon Brooks, dated November 2, 2010.

Exhibit Number	Description
10.25(13)	Security Agreement between the Company and Jon Brooks, dated November 2, 2010.

10.26(13)	Secured Promissory Note by the Company in Favor of Earl Brien, dated November 4, 2010.

10.27(13)	Security Agreement between the Company and Earl Brien, dated November 4, 2010.

10.28(10)	Secured Promissory Note by Cardo Medical, Inc. and Cardo Medical, LLC in favor of Arthrex, Inc. dated March 18, 2011.

21.1†	Subsidiaries of Cardo Medical, Inc.

31.1#	Certification of Chief Executive Officer

31.2#	Certification of Chief Financial Officer

32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)

32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)

#	Filed herewith.

†	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.

‡	Confidential treatment has been requested as to a portion of this exhibit. The confidential portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission.

*	Management compensation plan or agreement.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 23, 2008.

(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.

(4)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed by us on September 28, 1998.

(5)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on December 21, 2007.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on November 14, 2008.

(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 6, 2009.

(8)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 29, 2009.

(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on January 27, 2011.

(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 24, 2011.

(11)	Previoulsy filed as an Annex to the Information Statement on Schedule 14C filed by us on September 30, 2008.

(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on August 12, 2010.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on November 8, 2010.

(14)	Previously filed as an exhibit to the Amendment to the Current Report on Form 8-K/A filed by us on November 3, 2010.

(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on August 12, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDO MEDICAL, INC..
By:	/s/ Andrew A. Brooks
Andrew A. Brooks
Chief Executive Officer Date: May 5, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer	May 5, 2011
Andrew A. Brooks	(Principal Executive Officer)

/s/ Derrick Romine	Chief Financial Officer	May 5, 2011
Derrick Romine	(Principal Financial and Accounting Officer)

/s/ Michael Kvitnitsky	President, Chief Operating Officer and Director	May 5, 2011
Michael Kvitnitsky

	Director	May __, 2011
Stephen Liu

/s/ Thomas H. Morgan	Director	May 5, 2011
Thomas H. Morgan

	Director	May __, 2011
Ronald N. Richards

/s/ Steven D. Rubin	Director	May 5, 2011
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	May 5, 2011
Subbarao Uppaluri