Form 10-Q
period 2011-03-31
Cardo Medical, Inc.
filed 2011-05-16
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
YES    ☐        NO    ☒

As of May 10, 2011, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

CARDO MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash	$241	$127
Accounts receivable, net of allowance for doubtful accounts of $51 and $51, respectively	424	413
Prepaid expenses and other current assets	75	99
Total current assets	740	639

Assets held for sale	4,713	4,765
Goodwill	-	-
Deposits	31	31
Total assets	$5,484	$5,435

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,291	$1,656
Note payable - related party	-	300
Note payable	1,224	200
Total liabilities	2,515	2,156

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of March 31, 2011 (unaudited)
and December 31, 2010	230	230
Additional paid-in capital	25,784	25,773
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(22,995)	(22,674)
Total stockholders' equity	2,969	3,279
Total liabilities and stockholders' equity	$5,484	$5,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
General and administrative expenses	101	191
Loss from operations	(101)	(191)
Interest (expense) income, net	(24)	7
Loss from continuing operations before income tax provision	(125)	(184)
Provision for income taxes	-	-
Loss from continuing operations	(125)	(184)
Discontinued operations (Note 1)
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(196)	(1,271)
Net loss	$(321)	$(1,455)

Net loss per share:
Basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.01)
Total	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(321)	$(1,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	337
Stock option compensation	11	18
Changes in operating assets and liabilities:
Accounts receivable	(11)	(371)
Inventories	104	(414)
Prepaid expenses and other current assets	24	12
Accounts payable and accrued expenses	(365)	938
Net cash used in operating activities	(558)	(935)

Cash flows from investing activities
Purchases of property and equipment	(52)	(350)
Net cash used in investing activities	(52)	(350)

Cash flows from financing activities
Proceeds from notes payable	1,224	-
Payments of notes payable	(500)	-
Net cash provided by financing activities	724	-
Net change in cash	114	(1,285)
Cash, beginning of year	127	4,973
Cash, end of year	$241	$3,688

Supplemental disclosure of cash flow information:
Interest paid	$22	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARDO MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardo Medical, Inc. ("Cardo" or the "Company") has formerly operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we have been focused on developing surgical devices, instrumentation and techniques that will enable surgeons to move what are typically inpatient surgical procedures to the outpatient world. We have commercialized our reconstructive joint devices through our reconstructive division and our spine devices through our spine division.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from Cardo's audited financial statements as of that date, and the unaudited condensed consolidated financial information of Cardo as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011, as amended by the Company's Annual Report on Form 10-K/A filed on May 2, 2011 and May 6, 2011.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cardo, Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

Management's Plan

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, an accumulated deficit and limited cash to fund future operations. As discussed below in the Discontinued Operations section, the Company was unable to obtain financing through debt or equity instruments in order to fund its future operations. As a result, on October 7, 2010, the Company's management and Board of Directors announced the decision to put substantially all of its assets up for sale. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Accordingly, management took the following measures during the fourth quarter of 2010:

  terminated over half of the Company's employees;

  had the Company's Chief Executive Officer and President forego their salaries for a period of time from October 1, 2010 through April 1, 2011;

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"), pursuant to which the Company has agreed to sell the assets of the Reconstructive Division, to Arthrex in exchange for cash consideration of approximately $9.9 million, plus the value of the Company's inventory and property and equipment relating to the Reconstructive Division calculated as of the closing date. The Asset Purchase Agreement also calls for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. Following the execution of the Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing. From the cash consideration paid at closing, $900,000 will be deposited with an escrow agent for a period of twelve months from the closing date to be used for any adjustments to the value of the Company's inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities. Cardo estimates that the value of their inventory and property, plant and equipment relating to the Reconstructive Division as of the closing date will be approximately $4.7 million. The Asset Purchase Agreement calls for the transaction to be completed by April 24, 2011 (the "End Date"). If the transaction is not completed by the End Date, Arthrex, under certain circumstances, can terminate the Asset Purchase Agreement

On March 18, 2011, the Company entered into the First Amendment to the Asset Purchase Agreement, dated as of January 24, 2011, with Arthrex. The first amendment modifies the definition of "End Date" so that it means May 24, 2011; provided that in certain circumstances if the closing has not occurred by May 24, 2011, the "End Date" shall be June 24, 2011. Pursuant to the terms of the Asset Purchase Agreement, Arthrex can terminate the Asset Purchase Agreement if certain conditions have not been fulfilled or waived by the End Date. The Company expects the sale of the Reconstructive Division will occur during the second quarter of 2011.

An investment banking firm also assisted the Company in connection with selling the assets of the Spine Division, which was completed in April 2011 for total proceeds of $3 million (see Note 5).

In view of the matters described above, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets are dependent upon the successful closing of the Asset Purchase Agreement with Arthrex for the sale of the Reconstructive Division assets. However, there is no guarantee that this transaction will close as expected. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Discontinued Operations

On October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual properties, and property and equipment of its reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Company decided to put up for sale the assets of its Reconstructive and Spine Divisions primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy. We expect the sale of the Reconstructive Division will occur during the second quarter of 2011. In April 2011, the Company entered into an Asset Purchase agreement to sell substantially all of the assets of the Spine Division (see Note 5).

As a result of the factors discussed above, the Company's two business segments have been discontinued. Pursuant to the Asset Purchase Agreement entered into in January 2011 relating to the Reconstructive Division which is expected to close during the quarter ending June 30, 2011, the Company is to receive a royalty payment equal to 5% of future net sales made solely by Arthrex of the Reconstructive Division products for a term up to and including the 20th anniversary of the closing date (see management's plan section of Note 2). In addition, there will be no significant continuing involvement by the Company in the Reconstructive and Spine Divisions.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the three months ended March 31, 2011 and 2010, were $547,000 and $902,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended March 31, 2011 and 2010, were $196,000 and $1,271,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for March 31, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 and consisted of the following.

	March 31,	December 31,
(In thousands)	2011	2010
	(unaudited)

Inventories	$2,886	$2,990
Property and equipment	1,827	1,775
	$4,713	$4,765

There was no gain or loss associated with the recording of the assets held for sale, which are recorded at the lower of their carrying amounts or fair values less cost to sell.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, net realizable value of assets, share-based payment and deferred income tax assets. Given the short operating history of Cardo, actual results could differ from those estimates.

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

Concentrations

As of March 31, 2011, the Company had three customers that accounted for 33.6%, 20.1% and 16.6% of its accounts receivable.

As of December 31, 2010, the Company had three customers that accounted for 28.7%, 12.7%, and 11.7% of its accounts receivable.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation due to the treatment of discontinued operations.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 — PROMISSORY NOTES PAYABLE

In November 2010, the Company entered into two secured promissory notes (collectively, the "Notes") with two individuals (collectively, the "Lenders"). The aggregate proceeds from the Notes were $500,000. One of the Lenders, Jon Brooks, is the brother of the Company's Chief Executive Officer. The Notes had maturity dates of March 2, 2011 and March 4, 2011, respectively, but were extended under a provision that allowed extension of up to 60 days by the Company, provided the Company gives the Lenders notice of such extension period at least two business days prior to the maturity date, and bear simple interest at 12% per annum.

In connection with the Notes, the Company entered into a security agreement with each lender, in which the Company granted a security interest, up to the amount of the principal and interest, in all of the Company's right, title and interest in all of the Company's assets, other than its accounts receivable.

On March 18, 2011, the Company and Arthrex executed a Secured Promissory Note in favor of Arthrex (the "Arthrex Note"). Under the terms of the Arthrex Note, the $250,000 deposit made by Arthex on January 24, 2011 pursuant to the terms of the Asset Purchase Agreement constitutes an initial loan. Under the terms of the Arthrex Note, Arthrex will (a) make a second loan to the Company of such amount to repay the indebtedness owed to the Lenders above, and (b) make additional advances within two business days of the written request of the Company; provided that in no event shall the aggregate principal amount loaned under the Arthrex Note at any time exceed $1,250,000. Pursuant to the Arthrex Note, the Company promises to repay to Arthrex the principal amount outstanding from time to time on the Arthrex Note together with all accrued and unpaid interest on the maturity date. The maturity date shall mean the earlier of: (i) the closing of the transactions contemplated by the Asset Purchase Agreement, (ii) the fifth day following the termination of the Asset Purchase Agreement pursuant to its terms, and (iii) the End Date (as defined in the Asset Purchase Agreement). Interest on the unpaid principal amount due under the Arthrex Note accrues at an interest rate of 6% per annum; provided that if an event of default occurs, interest on the unpaid principal amount due under the Arthrex Note shall increase to an interest rate of 12% per annum.

The proceeds obtained by the Company under the Arthrex Note were used to pay off the Lenders and the security agreements relating to such indebtedness totaling $522,000 on March 18, 2011. The outstanding borrowing from Jon Brooks was reflected as "note payable - related party" on the accompanying consolidated condensed balance sheet as of December 31, 2010. Proceeds obtained from additional drawdowns on the Arthrex Note can be used for ordinary course working capital needs of the Company's Reconstructive Division. In March 2011, the Company had additional drawdowns of $450,000 under the Arthrex Note. Collectively, the total amounts outstanding under the Arthrex Note as of March 31, 2011 amounted to $1,224,000. Of this outstanding amount, $974,000 was repaid in April 2011 using the proceeds received from the sale of the Spine Division and the remaining balance of $250,000 reverted back to a deposit (see Note 5).

Pursuant to the Arthrex Note, the Company granted, pledged and assigned to Arthrex a security interest in all assets (including the to be acquired assets as defined in the Asset Purchase Agreement), goods, inventories, properties and business of the Company, either tangible, intangible, real, personal, mixed, together with all proceeds or products thereof including, without limitation, all leasehold interests, all payments under insurance, or any indemnity, warranty or guaranty, which security interest shall rank senior to and have priority over those held by all other creditors of the Company.

NOTE 3 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Cardo. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. Stock option compensation recognized for the three months ended March 31, 2011 and 2010 in the accompanying condensed consolidated statements of operations amounted to $11,000 and $18,000, respectively.

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

A summary of stock option activity as of March 31, 2011, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2010	1,961,400	$0.23	7.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(377,600)	$0.23	7.67	-
Outstanding at March 31, 2011	1,583,800	$0.23	7.42	$-

Vested and expected to vest
at March 31, 2011	984,520	$0.23	7.42	$-

Exercisable at March 31, 2011	633,520	$0.23	7.42	$-

NOTE 4 — STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of March 31, 2011 we did not have any preferred stock issued.

NOTE 5 — SUBSEQUENT EVENTS

On April 4, 2011, the Company entered into an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company (the "Buyer"), pursuant to which the Company has agreed to sell substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Asset Purchase Agreement"). The Company and Buyer closed the asset purchase transaction simultaneously with signing the Asset Purchase Agreement on April 4, 2011. Pursuant to the terms of the Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment.

Of the proceeds received from the Buyer pursuant to the Asset Purchase Agreement, the Company repaid $974,000 of the outstanding amounts under the Arthrex Note in April 2011. The remaining outstanding balance of $250,000 under the Arthrex Note reverted back to a deposit.

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

Overview

Cardo Medical, Inc. has formerly operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. Reconstructive joint devices are used to replace knee, hip and other joints that have deteriorated through disease or injury. Spinal surgical devices involve products to stabilize the spine for fusion and reconstructive procedures. Within these areas, we have been focused on developing surgical devices, instrumentation and techniques that will enable surgeons to move what are typically inpatient surgical procedures to the outpatient world. We have commercialized our reconstructive joint devices through our Reconstructive Division and our spine devices through our Spine Division. We launched and commenced sales of our first product in late 2006, which was a high performance unicompartmental knee replacement. We commenced sales of our other reconstructive products in 2007 and our spine products in 2008.

As discussed below, in January 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex. We expect to complete the sale of the Reconstructive Division assets during the second quarter of 2011. Additionally, we have completed the sale of substantially all of the assets in the Spine Division in April 2011. However, if the sale of the Reconstructive Division assets is not consummated, our cash position would require that we immediately raise working capital or cease operations.

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

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, net realizable value of assets, share-based payment, and deferred income tax assets. Given the short operating history of Cardo, actual results could differ from those estimates.

Management's Plan

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, an accumulated deficit and limited cash to fund future operations. As previously discussed, the Company was unable to obtain financing through debt or equity instruments in order to fund its future operations. As a result, on October 7, 2010, the Company's management and Board of Directors announced the decision to put substantially all of its assets up for sale. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Accordingly, management took the following measures during the fourth quarter of 2010:

  terminated over half of the Company's employees;

  had the Company's Chief Executive Officer and President forego their salaries for a period of time from October 1, 2010 through April 1, 2011;

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"), pursuant to which the Company has agreed to sell the assets of the Reconstructive Division, to Arthrex in exchange for cash consideration of approximately $9.9 million, plus the value of the Company's inventory and property and equipment relating to the Reconstructive Division calculated as of the closing date. The Asset Purchase Agreement also calls for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. Following the execution of the Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing. From the cash consideration paid at closing, $900,000 will be deposited with an escrow agent for a period of twelve months from the closing date to be used for any adjustments to the value of the Company's inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities. Cardo estimates that the value of their inventory and property, plant and equipment relating to the Reconstructive Division as of the closing date will be approximately $4.7 million. The Asset Purchase Agreement calls for the transaction to be completed by April 24, 2011 (the "End Date"). If the transaction is not completed by the End Date, Arthrex, under certain circumstances, can terminate the Asset Purchase Agreement

On March 18, 2011, the Company entered into the First Amendment to the Asset Purchase Agreement, dated as of January 24, 2011, with Arthrex. The first amendment modifies the definition of "End Date" so that it means May 24, 2011; provided that in certain circumstances if the closing has not occurred by May 24, 2011, the "End Date" shall be June 24, 2011. Pursuant to the terms of the Asset Purchase Agreement, Arthrex can terminate the Asset Purchase Agreement if certain conditions have not been fulfilled or waived by the End Date. The Company expects the sale of the Reconstructive Division will occur during the second quarter of 2011.

An investment banking firm also assisted the Company in connection with selling the assets of the Spine Division, which was completed in April 2011 for total proceeds of $3 million.

In view of the matters described above, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets are dependent upon the successful closing of the Asset Purchase Agreement with Arthrex for the sale of the Reconstructive Division assets. However, there is no guarantee that this transaction will close as expected. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Discontinued Operations

On October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual properties, and property and equipment of its reconstructive products (the "Reconstructive Division") and spine products (the "Spine Division"). The Company decided to put up for sale the assets of its Reconstructive and Spine Divisions primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy. We expect the sale of the Reconstructive Division will occur during the second quarter of 2011. In April 2011, the Company entered into an Asset Purchase agreement to sell substantially all of the assets of the Spine Division (see Note 5).

As a result of the factors discussed above, the Company's two business segments have been discontinued. Pursuant to the Asset Purchase Agreement entered into in January 2011 relating to the Reconstructive Division which we expect to close during the quarter ending June 30, 2011, the Company is to receive a royalty payment equal to 5% of future net sales made solely by Arthrex of the Reconstructive Division products for a term up to and including the 20th anniversary of the closing date (see management's plan section of Note 2). In addition, there will be no significant continuing involvement by the Company in the Reconstructive and Spine Divisions.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the three months ended March 31, 2011 and 2010, were $547,000 and $902,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended March 31, 2011 and 2010, were $196,000 and $1,271,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for March 31, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 and consisted of the following.

	March 31,	December 31,
(In thousands)	2011	2010
	(unaudited)

Inventories	$2,886	$2,990
Property and equipment	1,827	1,775
	$4,713	$4,765

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

Income Taxes

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

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010.

The following is a comparison of the consolidated results of operations for Cardo for the three months ended March 31, 2011 and 2010. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010.

	Three Months Ended
	March 31,
	2011	2010	$ Change

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	101	191	(90)
Loss from operations	(101)	(191)	90
Interest (expense) income, net	(24)	7	(31)
Loss from continuing operations before income tax provision	(125)	(184)	59
Provision for income taxes	-	-	-
Loss from continuing operations	(125)	(184)	59
Discontinued operations (Note 1), net of income taxes
Loss from operations of discontinued Reconstructive and Spine Divisions	(196)	(1,271)	1,075
Net loss	$(321)	$(1,455)	$1,134

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2011 decreased by $90,000 as compared to 2010. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the decrease in 2011 relates to higher legal expenses in 2010. Our legal expenses were higher in 2010 due to increased corporate activity and administrative legal matters, as we had not discontinued our operations. In the future, we expect our legal and other professional fees to remain at a reduced level.

Interest Income/(Expense)

During the quarter ended March 31, 2011, we had net interest expense of $24,000, which was primarily the result of $500,000 outstanding as of December 31, 2010, which were repaid in March 2011, as well as borrowings under the Arthrex Note. During the quarter ended March 31, 2010, we had interest income of $7,000. We had no interest expense in 2010, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash used in operating activities was $558,000 for the three months ended March 31, 2011 compared to $935,000 for the same period in 2010. Our overall operating costs were lower in 2011 due to the announced discontinued operations during the fourth quarter of 2010. As a result, during 2010, we had higher payroll and other administrative costs as we had additional employees. Also, in 2010 we continued the build-up of our inventory, which increased $414,000 during the period. During 2011, we did not make any significant inventory purchases due to the decision to sell our Reconstructive and Spine Divisions.

Net cash used in investing activities was $52,000 for the three months ended March 31, 2011 compared to $350,000 for the same period in 2010. The cash used for investment activities during the three months ended March 31, 2010 was attributed to the purchase of equipment to accommodate our operational and corporate growth as well as additional instrumentation required in order to support our anticipated future sales levels. During 2011, we only purchased $52,000 worth of property and equipment, primarily representing additional instrumentation for our Reconstructive Division.

Net cash provided by financing activities was $724,000 for the three months ended March 31, 2011. This consisted of $1,224,000 in borrowings under the Arthrex Note, offset by the repayment of $500,000 in previously outstanding notes payable. There was no cash raised by financing activities during the three months ended March 31, 2010. Subsequent to March 31, 2011, we have repaid $974,000 of the amounts outstanding under the Arthrex Note. The remaining $250,000 outstanding under the Arthrex Note reverted back to deposit in April 2011 upon the sale of Spine Division .

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

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011, as amended by the Company's Annual Report on Form 10-K/A filed on May 2, 2011 and May 6, 2011.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — (REMOVED AND RESERVED)

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title
2.6(1)	Asset Purchase Agreement, as of January 24, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.
2.7(2)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.
31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
*	Filed herewith
**	Furnished herewith

__________

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

CARDO MEDICAL, INC.

May 16, 2011	By:	/s/ Andrew A. Brooks
Andrew A. Brooks
Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ Derrick Romine
Derrick Romine
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.6(1)	Asset Purchase Agreement, as of January 24, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.
2.7(2)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Arthrex, Inc.
31.1	Certification of Chief Executive Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
31.2	Certification of Chief Financial Officer of Cardo Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
32.1	Certification of Chief Executive Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
32.2	Certification of Chief Financial Officer of Cardo Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
*	Filed herewith
**	Furnished herewith

__________

(1)    Previously filed as an exhibit to the Current Report on Form 8-K filed by us on January 27, 2011.
(2)    Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 24, 2011.