Form 10-Q
period 2011-06-30
Tiger X Medical, Inc.
filed 2011-08-11
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-21419

Tiger X Medical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7625 Hayvenhurst Avenue, Suite #49
Van Nuys, CA    91406
(Address of Principal Executive Offices including Zip Code)

(818) 780-6677
(Registrant's Telephone Number, Including Area Code)

          Cardo Medical. Inc.
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
YES    ☐        NO    ☒

As of August 10, 2011, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash	$12,692	$127
Restricted cash	1,459	-
Accounts receivable, net of allowance for doubtful accounts of $235 and $51, respectively	267	413
Due from Arthrex	193	-
Prepaid expenses and other current assets	35	99
Total current assets	14,646	639

Assets held for sale	-	4,765
Deposits	-	31
Total assets	$14,646	$5,435

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$270	$1,656
Note payable - related party	-	300
Note payable	-	200
Total liabilities	270	2,156

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of June 30, 2011 (unaudited)
and December 31, 2010	230	230
Additional paid-in capital	25,795	25,773
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(11,599)	(22,674)
Total stockholders' equity	14,376	3,279
Total liabilities and stockholders' equity	$14,646	$5,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	249	139	350	330
Loss from operations	(249)	(139)	(350)	(330)
Interest income (expense), net	2	3	(22)	10
Loss from continuing operations before income tax provision	(247)	(136)	(372)	(320)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(247)	(136)	(372)	(320)
Discontinued operations (Note 1)
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	12,813	-	12,813	-
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,170)	(1,346)	(1,366)	(2,617)
Net income (loss)	$11,396	$(1,482)	$11,075	$(2,937)

Net income (loss) per share:
Basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	$0.05	$(0.01)	$0.05	$(0.01)
Total	$0.05	$(0.01)	$0.05	$(0.01)

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$11,075	$(2,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	687
Loss on abandonment of property and equipment	44	-
Gain on sale of Reconstructive and Spine Divisions	(12,813)	-
Allowance for doubtful accounts	184	-
Stock option compensation	22	35
Changes in operating assets and liabilities:
Accounts receivable	(38)	(259)
Inventories	85	(1,134)
Due from Arthrex	(193)	-
Prepaid expenses and other current assets	64	(18)
Other assets	31	-
Accounts payable and accrued expenses	(1,386)	1,033
Net cash used in operating activities	(2,925)	(2,593)

Cash flows from investing activities
Purchases of property and equipment	(137)	(715)
Increase in restricted cash	(1,459)	-
Proceeds from sale of Reconstructive and Spine Divisions	17,586	-
Net cash provided by (used in) investing activities	15,990	(715)

Cash flows from financing activities
Proceeds from notes payable	1,224	-
Payments of notes payable	(1,724)	-
Net cash used in financing activities	(500)	-
Net change in cash	12,565	(3,308)
Cash, beginning of year	127	4,973
Cash, end of year	$12,692	$1,665

Supplemental disclosure of cash flow information:
Interest paid	$25	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices.

As discussed below in the discontinued operations section, we sold our Reconstructive and Spine Divisions during the quarter ended June 30, 2011. Our future operations will include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. The Company will also be evaluating future investment opportunities and uses for its cash.

On June 10, 2011, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware for the purpose of changing its name to Tiger X Medical, Inc. The amendment was effective as of June 10, 2011.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Tiger X, Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations

On October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual properties, and property and equipment of its reconstructive products line (the "Reconstructive Division") and spine products line (the "Spine Division"). The Company decided to put the assets of its Reconstructive and Spine Divisions up for sale primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy.

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex in exchange for cash consideration of $9.96 million, plus the cost of the Company's inventory and property and equipment relating to the Reconstructive Division calculated as of the closing date (the "Arthrex Asset Purchase Agreement"). The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. Following the execution of the Arthrex Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing (the "Arthrex Deposit"). From the cash consideration paid at closing, $1,159,000, was deposited with an escrow agent for a period of twelve months from the closing date to be used for any adjustments to the value of the Company's inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities.

The Company completed the sale of the Reconstructive Division on June 10 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which is comprised of $9,960,000 plus inventory with a preliminary value of $2,908,000 and property and equipment with a preliminary value of $1,718,000. From this amount, the $250,000 Arthrex Deposit was repaid and $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price as discussed above. The total gain on the sale of the Reconstructive Division assets amounted to $10,527,000, which represents the excess of the cash consideration over the carrying amount of the assets sold of $4,059,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. The Company is awaiting finalization of the closing value, and expects any adjustments to occur during the quarter ended September 30, 2011.

Of the proceeds received from Altus pursuant to the Asset Purchase Agreement, the Company repaid $974,000 of the outstanding amounts under the Arthrex Note (as defined in Note 2), along with $3,000 in accrued interest. The total gain on the sale of the Spine Division assets amounted to $2,286,000.

Pursuant to the sales transactions with Arthrex and Altus, the total aggregate amounts placed in escrow accounts were $1,459,000. These amounts are reflected as restricted cash on the accompanying condensed consolidated balance sheet as of June 30, 2011.

Total sales associated with the discontinued divisions reported as discontinued operations for the three months ended June 30, 2011 and 2010, were $214,000 and $1,077,000, respectively. Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the six months ended June 30, 2011 and 2010, were $761,000 and $1,979,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended June 30, 2011 and 2010, were $1,170,000 and $1,346,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the six months ended June 30, 2011 and 2010, were $1,366,000 and $2,617,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for June 30, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying condensed consolidated balance sheet at December 31, 2010 and consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
	(unaudited)

Inventories	$-	$2,990
Property and equipment	-	1,775
	$-	$4,765

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, net realizable value of assets, share-based payment and deferred income tax assets. Given the short operating history of Tiger X, actual results could differ from those estimates.

Net Loss Per Share

Basic net (loss) income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company because they are anti-dilutive.

Concentrations

As of June 30, 2011, the Company had three hospital customers that accounted for 33.8%, 32.9% and 21.3% of its net accounts receivable.

As of December 31, 2010, the Company had three hospital customers that accounted for 28.7%, 12.7 % and 11.7% of its net accounts receivable.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation due to the treatment of discontinued operations.

Recent Accounting Pronouncements and Updates

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 — PROMISSORY NOTES PAYABLE

In November 2010, the Company entered into two secured promissory notes (collectively, the "Notes") with two individuals (collectively, the "Lenders"). The aggregate proceeds from the Notes were $500,000. One of the Lenders, Jon Brooks, is the brother of the Company's Chief Executive Officer. The Notes had maturity dates of March 2, 2011 and March 4, 2011, respectively, but were extended under a provision that allowed for an extension of up to 60 days by the Company, provided the Company gave the Lenders notice of such extension period at least two business days prior to the maturity date, and bear simple interest at 12% per annum.

In connection with the Notes, the Company entered into a security agreement with each lender, in which the Company granted a security interest, up to the amount of the principal and interest, in all of the Company's right, title and interest in all of the Company's assets, other than its accounts receivable.

On March 18, 2011, the Company and Arthrex executed a Secured Promissory Note in favor of Arthrex (the "Arthrex Note"). Under the terms of the Arthrex Note, the $250,000 deposit made by Arthex on January 24, 2011 pursuant to the terms of the Asset Purchase Agreement constituted an initial loan. Additionally, Arthrex agreed to (a) make a second loan to the Company of such amount to repay the indebtedness owed to the Lenders above, and (b) make additional advances within two business days of the written request of the Company; provided that in no event would the aggregate principal amount loaned under the Arthrex Note at any time exceed $1,250,000. Pursuant to the Arthrex Note, the Company promised to repay to Arthrex the principal amount outstanding from time to time on the Arthrex Note together with all accrued and unpaid interest on the maturity date. The maturity date was the earlier of: (i) the closing of the transactions contemplated by the Asset Purchase Agreement, (ii) the fifth day following the termination of the Asset Purchase Agreement pursuant to its terms, and (iii) the End Date (as defined in the Asset Purchase Agreement). Interest on the unpaid principal amount due under the Arthrex Note accrued at an interest rate of 6% per annum; provided that if an event of default had occurred, interest on the unpaid principal amount due under the Arthrex Note would have increased to an interest rate of 12% per annum.

The proceeds obtained by the Company under the Arthrex Note were used to pay off the Lenders and the security agreements relating to such indebtedness totaling $522,000, including $22,000 of accrued interest, on March 18, 2011. The outstanding borrowing from Jon Brooks was reflected as "note payable - related party" on the accompanying consolidated condensed balance sheet as of December 31, 2010. Proceeds obtained from additional drawdowns on the Arthrex Note were used for ordinary course working capital needs of the Company's Reconstructive Division. In March 2011, the Company had additional drawdowns of $450,000 under the Arthrex Note. Collectively, the total amounts outstanding under the Arthrex Note as of March 31, 2011 amounted to $1,224,000. Of this outstanding amount, $974,000 was repaid in April 2011 using the proceeds received from the sale of the Spine Division and the remaining balance of $250,000 was repaid from the proceeds received from the Reconstructive Division sale on June 10, 2011.

Pursuant to the Arthrex Note, the Company granted, pledged and assigned to Arthrex a security interest in all assets (including the acquired assets as defined in the Arthrex Asset Purchase Agreement), goods, inventories, properties and business of the Company, either tangible, intangible, real, personal, mixed, together with all proceeds or products thereof including, without limitation, all leasehold interests, all payments under insurance, or any indemnity, warranty or guaranty, which security interest shall rank senior to and have priority over those held by all other creditors of the Company. Such interest is no longer in force as the Arthrex Note was repaid in full on June 10, 2011.

As of June 30, 2011, the Company has no remaining outstanding notes payable.

NOTE 3 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Tiger X. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. Stock option compensation recognized for the three months ended June 30, 2011 and 2010 in the accompanying condensed consolidated statements of operations amounted to $11,000 and $17,000, respectively. Stock option compensation recognized for the six months ended June 30, 2011 and 2010 in the accompanying condensed consolidated statements of operations amounted to $22,000 and $35,000, respectively.

As a result of the sale of substantially all of the Company's assets in April and June 2011 (see Note 1), other than the CEO, Cardo no longer has any employees. As a result, the only options expected to vest are those held by the Company's Board of Directors and CEO, who are expected to remain with the continuing entity. As a result, the estimated forfeiture rate has been adjusted to 75.6%.

A summary of stock option activity as of June 30, 2011, and changes during the period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2010	1,961,400	$0.23	7.67	$-
Granted	-	-		-
Exercised	-	-		-
Forfeited	(1,576,400)	$0.23		$-
Outstanding at June 30, 2011	385,000	$0.23	7.17	$-

Vested and expected to vest
at June 30, 2011	385,000	$0.23	7.17	$-

Exercisable at June 30, 2011	154,000	$0.23	7.17	$-

NOTE 4 — STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of June 30, 2011 we did not have any preferred stock issued.

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

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," "our," "Tiger X," or "Cardo" refers to the business of Tiger X Medical, Inc.

The following discussion should be read together with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1, "Financial Statements," in this Form 10-Q. All dollar amounts are in thousands unless otherwise specified.

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. As discussed below, in January 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex. We completed the sale of the Reconstructive Division assets during the second quarter of 2011. Additionally, we completed the sale of substantially all of the assets in the Spine Division in April 2011. Our future operations will include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. The Company will also be evaluating future investment opportunities and uses for its cash.

On June 10, 2011, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware for the purpose of changing its name to Tiger X Medical, Inc. The amendment is effective as of June 10, 2011.

We are headquartered in Van Nuys, California. Our common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board with a trading symbol of CDOM.OB.

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, net realizable value of assets, share- based payment, and deferred income tax assets. Actual results could differ from those estimates.

Discontinued Operations

On October 7, 2010, the Company's management and Board of Directors decided to put substantially all of its assets up for sale. The assets determined to be held for sale were inventories, intellectual properties, and property and equipment of its reconstructive products line (the "Reconstructive Division") and spine products line (the "Spine Division"). The Company decided to put the assets of its Reconstructive and Spine Divisions up for sale primarily because it did not have sufficient working capital, and was not able to procure such financial resources through equity or debt financing, in order to fully execute a profitable sales strategy.

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex in exchange for cash consideration of $9.96 million, plus the cost of the Company's inventory and property and equipment relating to the Reconstructive Division calculated as of the closing date (the "Arthrex Asset Purchase Agreement"). The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. Following the execution of the Arthrex Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing (the "Arthrex Deposit"). From the cash consideration paid at closing, $1,159,000, was deposited with an escrow agent for a period of twelve months from the closing date to be used for any adjustments to the value of the Company's inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities.

The Company completed the sale of the Reconstructive Division on June 10 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which is comprised of $9,960,000 plus inventory with a preliminary value of $2,908,000 and property and equipment with a preliminary value of $1,718,000. From this amount, the $250,000 Arthrex Deposit was repaid and $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price as discussed above. The total gain on the sale of the Reconstructive Division assets amounted to $10,527,000, which represents the excess of the cash consideration over the carrying amount of the assets sold of $4,059,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. The Company is awaiting finalization of the closing value, and expects any adjustments to occur during the quarter ended September 30, 2011.

Of the proceeds received from Altus pursuant to the Asset Purchase Agreement, the Company repaid $974,000 of the outstanding amounts under the Arthrex Note (as defined in Note 2), along with $3,000 in accrued interest. The total gain on the sale of the Spine Division assets amounted to $2,286,000.

Pursuant to the sales transactions with Arthrex and Altus, the total aggregate amounts placed in escrow accounts were $1,459,000. These amounts are reflected as restricted cash on the accompanying condensed consolidated balance sheet as of June 30, 2011.

Total sales associated with the discontinued divisions reported as discontinued operations for the three months ended June 30, 2011 and 2010, were $214,000 and $1,077,000, respectively. Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the six months ended June 30, 2011 and 2010, were $761,000 and $1,979,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended June 30, 2011 and 2010, were $1,170,000 and $1,346,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the six months ended June 30, 2011 and 2010, were $1,366,000 and $2,617,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for June 30, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying condensed consolidated balance sheet at December 31, 2010 and consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
	(unaudited)

Inventories	$-	$2,990
Property and equipment	-	1,775
	$-	$4,765

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

Recent Accounting Pronouncements and Standards Updates

There are no recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010.

The following is a comparison of our consolidated results of operations for the three months ended June 30, 2011 and 2010. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010.

	Three Months Ended
	June 30,
	2011	2010	$ Change

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	249	139	110
Loss from operations	(249)	(139)	(110)
Interest (expense) income, net	2	3	(1)
Loss from continuing operations before income tax provision	(247)	(136)	(111)
Provision for income taxes	-	-	-
Loss from continuing operations	(247)	(136)	(111)
Discontinued operations (Note 1)
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	12,813	-	12,813
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,170)	(1,346)	176
Net income (loss)	$11,396	$(1,482)	$12,878

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 increased by $110,000 as compared to 2010. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the increase in 2011 relates to an increase in insurance expense of approximately $84,000 due to increased product liability insurance limits required in conjunction with the sale of the Reconstructive and Spine assets, as well as higher outside accounting fees of $69,000 relating to the closing of the Arthrex and Altus sales transactions. These increases were offset by a decrease in legal fees of $43,000 in 2011 as compared to 2010. Our legal expenses were higher in 2010 due to increased corporate activity and administrative legal matters, as we had not discontinued our operations. In the future, we expect our legal and other professional fees to be at a reduced level.

Interest Income/(Expense)

During the three months ended June 30, 2011 and 2010, we had no outstanding debt. As a result, we incurred no interest expense during those periods. Interest income earned is consistent between the two periods. In the future, we expect our interest income to increase as a result of the increased amount of cash being held by the Company.

Results of Operations for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010.

The following is a comparison of our consolidated results of operations for the six months ended June 30, 2011 and 2010. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010.

	Six Months Ended
	June 30,
	2011	2010	$ Change

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	350	330	20
Loss from operations	(350)	(330)	(20)
Interest (expense) income, net	(22)	10	(32)
Loss from continuing operations before income tax provision	(372)	(320)	(52)
Provision for income taxes	-	-	-
Loss from continuing operations	(372)	(320)	(52)
Discontinued operations (Note 1)
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	12,813	-	12,813
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,366)	(2,617)	1,251
Net income (loss)	$11,075	$(2,937)	$14,012

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 increased by $20,000 as compared to 2010. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the increase in 2011 relates to an increase in insurance expense of approximately $121,000 due to increased product liability insurance limits required in conjunction with the sale of the Reconstructive and Spine assets, as well as increased outside accounting fees of $44,000 relating to the closing of the Arthrex and Altus sales transactions. These increases were offset by a decrease in legal fees of $146,000 in 2011 as compared to 2010. Our legal expenses were higher in 2010 due to increased corporate activity and administrative legal matters, as we had not discontinued our operations. In the future, we expect our legal and other professional fees to be at a reduced level.

Interest Income/(Expense)

During the six months ended June 30, 2011, we had net interest expense of $22,000, which was primarily the result of $500,000 of notes payable outstanding as of December 31, 2010, which was repaid in March 2011, as well as borrowings under the Arthrex Note which were repaid in April 2011. During the six months ended June 30, 2010, we had interest income of $10,000. We had no interest expense in 2010, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

As discussed above, during the quarter ended June 30, 2011, we sold substantially all of our assets relating to the Spine and Reconstructive Divisions, which were discontinued during the fourth quarter of 2010. This resulted in net cash provided by investing activities for the six months ended June 30, 2011 of $15,990,00, which included gross proceeds from the sale of the assets of $17,586,000, less $1,459,000 of the funds placed in restricted cash escrow accounts, less purchases of equipment of $137,000. During 2010, we had net cash used in investing activities of $715,000 for the purchase of property and equipment.

Net cash used in operating activities was $2,925,000 for the six months ended June 30, 2011 compared to $2,593,000 for the same period in 2010. Our overall operating costs were lower in 2011 due to the announced discontinued operations during the fourth quarter of 2010. As a result, during 2010, we had higher payroll and other administrative costs as we had additional employees. Also, in 2010 we continued the build-up of our inventory, which increased by $1,134,000 during the period. During 2011, we did not make any significant inventory purchases due to the decision to sell our Reconstructive and Spine Divisions. However our net cash used in operating activities increased due to our paying $1,386,000 of outstanding accounts payable and accrued expenses with the funds received from the Spine and Reconstructive sale transactions.

Net cash used in financing activities was $500,000 in 2011. This consisted of $1,224,000 in borrowings under the Arthrex Note, offset by the repayment of the Arthrex Note balances, as well as $500,000 in previously outstanding notes payable. There was no cash raised by or used in financing activities during the same period in 2010.

We had received a "going concern" opinion from our independent auditors for the years ended December 31, 2010 and 2009. Pursuant to the sales of the Reconstructive and Spine Divisions during the quarter ended June 30, 2011, we had cash of $12,692,000 as of June 30, 2011. As a result, we have adequate cash on hand to fund our operations and other activities for the next twelve months and beyond. Therefore, the factors which raised substantial doubt about our ability to continue as a going concern have been alleviated. Our future operations will include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. We will also be evaluating future investment opportunities and uses for our cash.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2011, in July 2011, our then-Chief Financial Officer, Derrick Romine, left the Company. Given the Company's diminished activity following the sale of substantially all of its assets during the 2011 second quarter, the Company has not appointed a replacement as the Chief Financial Officer. The Company is currently assessing the impact of the departure of the then-Chief Financial Officer on its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceeding against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title

2.6

Asset Purchase Agreement, dated as of April 4, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Altus Partners, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 8, 2011)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cardo Medical, Inc., dated June 10, 2011 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2011)
31.1	Certification of Chief Executive Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER X MEDICAL, INC.

August 10, 2011	By:	/s/ Andrew A. Brooks
Andrew A. Brooks
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
31.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
32.1	Certification of Chief Executive Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
32.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.