Form 10-Q/A
period 2011-06-30
Tiger X Medical, Inc.
filed 2011-11-15
CIK 925741

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

(310) 987-7345
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
YES    ☐        NO    ☒

As of November 14, 2011, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

EXPLANATORY NOTE

Tiger X Medical, Inc. ("Tiger X" or the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the three months and six　months ended June 30, 2011 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures. We are also restating our evaluation of disclosure controls and procedures and changes in internal controls over financial reporting.

The Company completed the sale of its Reconstructive Division assets on June 10, 2011 which resulted in a gain of $10,527,000. The Company completed the sale of its Spine Division assets on April 4, 2011 which resulted in a gain of $2,286,000. The total gain from the sale of the discontinued Reconstructive and Spine Divisions recorded during the three and six months ended June 30, 2011 amounted to $12,813,000. The Company determined that the income tax expense associated with this gain amounted to $560,000 and the gain should have been recorded net of this income tax impact in the Company's consolidated statements of operations for the three and six months ended June 30, 2011. The restatement resulted in the reduction of the gain on sale of the discontinued operations of $560,000, as well as a corresponding increase to the accounts payable and accrued expenses and accumulated deficit as of June 30, 2011.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30,	December 31,
	2011	2010
	Restated
	(Unaudited)
Assets

Current assets
Cash	$12,692	$127
Restricted cash	1,459	-
Accounts receivable, net of allowance for doubtful accounts of $235 and $51, respectively	267	413
Due from Arthrex	193	-
Prepaid expenses and other current assets	35	99
Total current assets	14,646	639

Assets held for sale	-	4,765
Deposits	-	31
Total assets	$14,646	$5,435

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$830	$1,656
Note payable - related party	-	300
Note payable	-	200
Total liabilities	830	2,156

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of June 30, 2011 (unaudited)
and December 31, 2010	230	230
Additional paid-in capital	25,795	25,773
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(12,159)	(22,674)
Total stockholders' equity	13,816	3,279
Total liabilities and stockholders' equity	$14,646	$5,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Restated		Restated

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	249	139	350	330
Loss from operations	(249)	(139)	(350)	(330)
Interest income (expense), net	2	3	(22)	10
Loss from continuing operations before income tax provision	(247)	(136)	(372)	(320)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(247)	(136)	(372)	(320)
Discontinued operations (Note 1)
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	12,253	-	12,253	-
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,170)	(1,346)	(1,366)	(2,617)
Net income (loss)	$10,836	$(1,482)	$10,515	$(2,937)

Net income (loss) per share:
Basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	$0.05	$(0.01)	$0.05	$(0.01)
Total	$0.05	$(0.01)	$0.05	$(0.01)

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	Restated

Cash flows from operating activities
Net income (loss)	$10,515	$(2,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	687
Loss on abandonment of property and equipment	44	-
Gain on sale of Reconstructive and Spine Divisions	(12,813)	-
Allowance for doubtful accounts	184	-
Stock option compensation	22	35
Changes in operating assets and liabilities:
Accounts receivable	(38)	(259)
Inventories	85	(1,134)
Due from Arthrex	(193)	-
Prepaid expenses and other current assets	64	(18)
Other assets	31	-
Accounts payable and accrued expenses	(826)	1,033
Net cash used in operating activities	(2,365)	(2,593)

Cash flows from investing activities
Purchases of property and equipment	(137)	(715)
Increase in restricted cash	(1,459)	-
Proceeds from sale of Reconstructive and Spine Divisions	17,026	-
Net cash provided by (used in) investing activities	15,430	(715)

Cash flows from financing activities
Proceeds from notes payable	1,224	-
Payments of notes payable	(1,724)	-
Net cash used in financing activities	(500)	-
Net change in cash	12,565	(3,308)
Cash, beginning of year	127	4,973
Cash, end of year	$12,692	$1,665

Supplemental disclosure of cash flow information:
Interest paid	$25	$-
Income taxes paid	$-	$-

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

Restatement

The Company completed the sale of its Reconstructive Division assets on June 10, 2011 which resulted in a gain of $10,527,000. The Company completed the sale of its Spine Division assets on April 4, 2011 which resulted in a gain of $2,286,000. The total gain from the sale of the discontinued Reconstructive and Spine Divisions recorded during the three and six months ended June 30, 2011 amounted to $12,813,000. The Company determined that the income tax expense associated with this gain amounted to $560,000 and the gain should have been reflected net of this income tax effect in the Company's consolidated statements of operations for the three and six months ended June 30, 2011. The restatement resulted in the following corrections as of, and for the three and six month periods ended June 30, 2011.

	Originally
	Reported	Restated	Difference

Balance Sheet:
Accounts payable and accrued expenses	$270	$830	$560
Accumulated deficit	(11,599)	(12,159)	(560)

Statements of Operations:
For the three months ended June 30, 2011
Gain from sale of discontinued Reconstructive and Spine
Divisions, net of income taxes	12,813	12,253	(560)
Net income	11,396	10,836	(560)

For the six months ended June 30, 2011
Gain from sale of discontinued Reconstructive and Spine
Divisions, net of income taxes	12,813	12,253	(560)
Net income	11,075	10,515	(560)

Statement of Cash Flows:
Net cash provided by operating activities
Net income	11,075	10,515	(560)
Gain from sale of discontinued Reconstructive and Spine
Divisions, net of income taxes	12,813	12,253	(560)
Accounts payable and accrued expenses	(1,386)	(826)	560

Net cash provided by (used in) investing activities
Proceeds from sale of Reconstructive and Spine Divisions	17,586	17,026	(560)

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

The total gain associated with the above sales of the assets of the Reconstructive and Spine divisions amounted to $12,813,000. The income tax expense associated with the gain amounted to $560,000 and the gain is presented net of the income tax effect on the accompanying statements of operations for the three and six months ended June 30, 2011.

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

The total gain associated with the above sales of the assets of the Reconstructive and Spine Divisions amounted to $12,813,000. The income tax expense associated with the gain amounted to $560,000, and is presented net of the gain on the sale of the discontinued divisions on the accompanying statements of operations for the three and six months ended June 30, 2011.

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

	Three Months Ended
	June 30,
	2011	2010	$ Change

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	249	139	110
Loss from operations	(249)	(139)	(110)
Interest (expense) income, net	2	3	(1)
Loss from continuing operations before income tax provision	(247)	(136)	(111)
Provision for income taxes	-	-	-
Loss from continuing operations	(247)	(136)	(111)
Discontinued operations (Note 1)
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	12,253	-	12,253
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,170)	(1,346)	176
Net income (loss)	$10,836	$(1,482)	$12,318

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

	Six Months Ended
	June 30,
	2011	2010	$ Change

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	350	330	20
Loss from operations	(350)	(330)	(20)
Interest (expense) income, net	(22)	10	(32)
Loss from continuing operations before income tax provision	(372)	(320)	(52)
Provision for income taxes	-	-	-
Loss from continuing operations	(372)	(320)	(52)
Discontinued operations (Note 1)
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	12,253	-	12,253
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,366)	(2,617)	1,251
Net income (loss)	$10,515	$(2,937)	$13,452

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

As described in the Explanatory Note to this Amendment No. 1 on Form 10-Q/A and in Note 1 to our condensed consolidated financial statements, after the issuance of the Company's unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2011 in its Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission SEC on August 11, 2011, the Company determined that the gain resulting from the sale of the discontinued Reconstructive and Spine Divisions should have been recorded net of the income tax impact in the Company's consolidated statements of operations for the three and six months ended June 30, 2011 and determined that a restatement of the condensed consolidated financial statements for the three months and six months ended June 30, 2011 was required. As a result, our management re-evaluated, with the participation of our principal executive officer and interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation, our principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In late June 2011, our then-Chief Financial Officer left the Company. We also dismantled the finance and accounting department and engaged consultants to assist us with the preparation of the interim financial statements and complete the day-to-day accounting requirements of the Company. Given the Company's diminished activity following the sale of substantially all of its assets during the 2011 second quarter, the Company's Chief Executive Officer is filling the role of Chief Financial Officer.

PART II - OTHER INFORMATION

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

TIGER X MEDICAL, INC.

November 15, 2011	By:	/s/ Andrew A. Brooks
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