Form 10-Q
period 2011-09-30
Tiger X Medical, Inc.
filed 2011-11-15
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash	$12,608	$127
Restricted cash	1,219	-
Accounts receivable, net of allowance for doubtful accounts of $226 and $51, respectively	140	413
Due from Arthrex	22	-
Prepaid expenses and other current assets	12	99
Total current assets	14,001	639

Assets held for sale	-	4,765
Deposits	-	31
Total assets	$14,001	$5,435

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$744	$1,656
Note payable - related party	-	300
Note payable	-	200
Total liabilities	744	2,156

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of September 30, 2011 (unaudited)
and December 31, 2010	230	230
Additional paid-in capital	25,804	25,773
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(12,727)	(22,674)
Total stockholders' equity	13,257	3,279
Total liabilities and stockholders' equity	$14,001	$5,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	110	107	460	437
Loss from operations	(110)	(107)	(460)	(437)
Interest income (expense), net	5	-	(17)	10
Loss from continuing operations before income tax provision	(105)	(107)	(477)	(427)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(105)	(107)	(477)	(427)
Discontinued operations (Note 1)
Gain (loss) from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	(404)	-	11,842	-
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(52)	(8,006)	(1,418)	(10,623)
Net income (loss)	$(561)	$(8,113)	$9,947	$(11,050)

Net income (loss) per share:
Basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	$-	$(0.03)	$0.05	$(0.05)
Total	$-	$(0.04)	$0.04	$(0.05)

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$9,947	$(11,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	967
Loss on abandonment of property and equipment	44	-
Gain on sale of Reconstructive and Spine Divisions	(11,842)	-
Allowance for doubtful accounts	175	-
Stock option compensation	31	51
Impairment of goodwill and other intangible assets	-	5,283
Inventory reserve	-	1,620
Changes in operating assets and liabilities:
Accounts receivable	98	(178)
Inventories	85	(1,409)
Due from Arthrex	(22)	-
Prepaid expenses and other current assets	87	(45)
Other assets	31	-
Accounts payable and accrued expenses	(912)	1,054
Net cash used in operating activities	(2,278)	(3,707)

Cash flows from investing activities
Purchases of property and equipment	(137)	(1,070)
Increase in restricted cash	(1,219)	-
Proceeds from sale of Reconstructive and Spine Divisions	16,615	-
Net cash provided by (used in) investing activities	15,259	(1,070)

Cash flows from financing activities
Proceeds from notes payable	1,224	-
Payments of notes payable	(1,724)	-
Net cash used in financing activities	(500)	-
Net change in cash	12,481	(4,777)
Cash, beginning of year	127	4,973
Cash, end of year	$12,608	$196

Supplemental disclosure of cash flow information:
Interest paid	$25	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company completed the sale of the Reconstructive Division on June 10 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which is comprised of $9,960,000 plus inventory with a preliminary value of $2,908,000 and property and equipment with a preliminary value of $1,718,000. From this amount, the $250,000 Arthrex Deposit was repaid and $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price as discussed above. In October 2011, $171,000 of the amount placed in escrow was released to Arthrex related to certain inventory that was not recoverable and $88,000 was released to the Company for certain recovered or returned inventory. As a result, during the quarter ended September 30, 2011, $171,000 was deducted from the gain on the sale to Arthrex. Until June 10, 2012, $900,000 remains in escrow for any post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities.

The total gain on the sale of the Reconstructive Division assets amounted to $10,527,000, less the adjustment described above of $171,000, leaving a net gain of $10,356,000 which represents the excess of the cash consideration over the carrying amount of the assets sold of $4,059,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. In September 2011, $240,000 of the escrow amount was released to Altus and $60,000 was released to the Company to settle the adjustments relating to the closing value of the Company's inventory and property and equipment. The Company recorded $240,000 as a reduction of the gain on sale during the quarter ended September 30, 2011.

Of the proceeds received from Altus pursuant to the Asset Purchase Agreement, the Company repaid $974,000 of the outstanding amounts under the Arthrex Note (as defined in Note 2), along with $3,000 in accrued interest. The total gain on the sale of the Spine Division assets amounted to $2,286,000, less the $240,000 adjustment described above, leaving a net gain of $2,046,000.

The total gain associated with the above sales of the assets of the discontinued Reconstructive and Spine Divisions are presented net of the related income tax expense of $560,000 in the accompanying statement of operations for the nine months ended September 30, 2011.

Pursuant to the sales transactions with Arthrex and Altus, the total aggregate amounts placed in escrow accounts were $1,219,000. These amounts are reflected as restricted cash on the accompanying condensed consolidated balance sheet as of September 30, 2011.

Total sales associated with the discontinued divisions reported as discontinued operations for the three months ended September 30, 2011 and 2010, were $0 and $771,000, respectively. Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the nine months ended September 30, 2011 and 2010, were $761,000 and $2,750,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended September 30, 2011 and 2010, were $52,000 and $8,006,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the nine months ended September 30, 2011 and 2010, were $1,418,000 and $10,623,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for September 30, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying condensed consolidated balance sheet at December 31, 2010 and consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
	(unaudited)

Inventories	$-	$2,990
Property and equipment	-	1,775
	$-	$4,765

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

Concentrations

As of September 30, 2011, the Company had two hospital customers that accounted for 44.0% and 37.9% of its net accounts receivable.

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

In August 2011, Jon Brooks was appointed to the Company's Board of Directors. Furthermore, as of September 30, 2011, the Company has no remaining outstanding notes payable.

NOTE 3 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in Tiger X. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of $300,000, which will be reflected as an operating expense over the vesting period of the options. Stock option compensation recognized for the three months ended September 30, 2011 and 2010 in the accompanying condensed consolidated statements of operations amounted to $9,000 and $17,000, respectively. Stock option compensation recognized for the nine months ended September 30, 2011 and 2010 in the accompanying condensed consolidated statements of operations amounted to $31,000 and $35,000, respectively.

A summary of stock option activity as of September 30, 2011, and changes during the period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2010	1,961,400	$0.23	7.67	$-
Granted	-	-		-
Exercised	-	-		-
Forfeited	(1,576,400)	$0.23		-
Outstanding at September 30, 2011	385,000	$0.23	6.92	$-

Vested and expected to vest
at September 30, 2011	385,000	$0.23	6.92	$-

Exercisable at September 30, 2011	231,000	$0.23	6.92	$-

NOTE 4 — STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of September 30, 2011, we did not have any preferred stock issued.

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

The Company completed the sale of the Reconstructive Division on June 10 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which is comprised of $9,960,000 plus inventory with a preliminary value of $2,908,000 and property and equipment with a preliminary value of $1,718,000. From this amount, the $250,000 Arthrex Deposit was repaid and $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price as discussed above. In October, $171,000 of the amount placed in escrow was released to Arthrex related to certain inventory that was not recoverable and $88,000 was released to the Company for certain recovered or returned inventory. As a result, during the quarter ended September 30, 2011, $171,000 was deducted from the gain on the sale to Arthrex. Until June 10, 2012, $900,000 remains in escrow for any post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities.

The total gain on the sale of the Reconstructive Division assets amounted to $10,527,000, less the adjustment described above of $171,000, leaving a net gain of $10,356,000 which represents the excess of the cash consideration over the carrying amount of the assets sold of $4,059,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. In September, 2011, $240,000 of the escrow amount was released to Altus and $60,000 was released to the Company to settle the adjustments relating to the closing value of the Company's inventory and property and equipment. The Company recorded $240,000 as a reduction of the gain on sale during the quarter ended September 30, 2011.

Of the proceeds received from Altus pursuant to the Asset Purchase Agreement, the Company repaid $974,000 of the outstanding amounts under the Arthrex Note (as defined in Note 2), along with $3,000 in accrued interest. The total gain on the sale of the Spine Division assets amounted to $2,286,000, less the $240,000 adjustment described above, leaving a net gain of $2,046,000.

The total gain associated with the above sales of the assets of the discontinued Reconstructive and Spine Divisions are presented net of the related income tax expense of $560,000 in the accompanying statement of operations for the nine months ended September 30, 2011.

Pursuant to the sales transactions with Arthrex and Altus, the total aggregate amounts placed in escrow accounts were $1,219,000. These amounts are reflected as restricted cash on the accompanying condensed consolidated balance sheet as of September 30, 2011.

Total sales associated with the discontinued divisions reported as discontinued operations for the three months ended September 30, 2011 and 2010, were $0 and $771,000, respectively. Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the nine months ended September 30, 2011 and 2010, were $761,000 and $2,750,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended September 30, 2011 and 2010, were $52,000 and $8,006,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the nine months ended September 30, 2011 and 2010, were $1,418,000 and $10,623,000, respectively. The only continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for September 30, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying condensed consolidated balance sheet at December 31, 2010 and consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
	(unaudited)

Inventories	$-	$2,990
Property and equipment	-	1,775
	$-	$4,765

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

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010.

The following is a comparison of our consolidated results of operations for the three months ended September 30, 2011 and 2010. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010.

	Three Months Ended
	September 30,
	2011	2010	$ Change

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	110	107	3
Loss from operations	(110)	(107)	(3)
Interest (expense) income, net	5	-	5
Loss from continuing operations before income tax provision	(105)	(107)	2
Provision for income taxes	-	-	-
Loss from continuing operations	(105)	(107)	2
Discontinued operations (Note 1)
Gain (loss) from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	(404)	-	(404)
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(52)	(8,006)	7,954
Net loss	$(561)	$(8,113)	$7,552

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 increased by $3,000 as compared to 2010. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. Our general and administrative expenses for the three months ended September 30, 2011 were consistent with those from 2010, as these reflect normal continuing expenses. In the future, we expect our legal and other professional fees to be at a reduced level.

Interest Income/(Expense)

During the three months ended September 30, 2011 and 2010, we had no outstanding debt. As a result, we incurred no interest expense during those periods. Interest income earned is $5,000 in 2011 as compared to 2010 due to the higher amount of cash held by the Company during the period. In the future, we expect our interest income to continue to increase as a result of the increased amount of cash being held by the Company.

Results of Operations for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010.

The following is a comparison of our consolidated results of operations for the nine months ended September 30, 2011 and 2010. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010.

	Nine Months Ended
	September 30,
	2011	2010	$ Change

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	460	437	23
Loss from operations	(460)	(437)	(23)
Interest (expense) income, net	(17)	10	(27)
Loss from continuing operations before income tax provision	(477)	(427)	(50)
Provision for income taxes	-	-	-
Loss from continuing operations	(477)	(427)	(50)
Discontinued operations (Note 1)
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	11,842	-	11,842
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,418)	(10,623)	9,205
Net income (loss)	$9,947	$(11,050)	$20,997

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 increased by $23,000 as compared to 2010. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the increase in 2011 relates to an increase in insurance expense of approximately $138,000 due to increased product liability insurance limits required in conjunction with the sale of the Reconstructive and Spine assets, as well as increased outside accounting fees of $61,000 relating to the closing of the Arthrex and Altus sales transactions. These increases were offset by a decrease in legal fees of $176,000 in 2011 as compared to 2010. Our legal expenses were higher in 2010 due to increased corporate activity and administrative legal matters, as we had not discontinued our operations. In the future, we expect our legal and other professional fees to be at a reduced level.

Interest Income/(Expense)

During the nine months ended September 30, 2011, we had net interest expense of $17,000, which was primarily the result of $500,000 of notes payable outstanding as of December 31, 2010, which was repaid in March 2011, as well as borrowings under the Arthrex Note which were repaid in April 2011. During the nine months ended September 30, 2010, we had interest income of $8,000. We had no interest expense in 2010, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

As discussed above, during the quarter ended June 30, 2011, we sold substantially all of our assets relating to the Spine and Reconstructive Divisions, which were discontinued during the fourth quarter of 2010. This resulted in net cash provided by investing activities for the nine months ended September 30, 2011 of $15,259,000, which included gross proceeds from the sale of the assets of $16,615,000, less $1,219,000 of the funds placed in restricted cash escrow accounts, less purchases of equipment of $137,000. During 2010, we had net cash used in investing activities of $1,070,000 for the purchase of property and equipment.

Net cash used in operating activities was $2,278,000 for the nine months ended September 30, 2011 compared to $3,707,000 for the same period in 2010. Our overall operating costs were lower in 2011 due to the announced discontinued operations during the fourth quarter of 2010. As a result, during 2010, we had higher payroll and other administrative costs as we had additional employees. Also, in 2010 we continued the build-up of our inventory, which increased by $1,409,000 during the period. During 2011, we did not make any significant inventory purchases due to the decision to sell our Reconstructive and Spine Divisions. However our net cash used in operating activities increased due to our paying $1,472,000 of outstanding accounts payable and accrued expenses with the funds received from the Spine and Reconstructive sale transactions.

Net cash used in financing activities was $500,000 in 2011. This consisted of $1,224,000 in borrowings under the Arthrex Note, offset by the repayment of the Arthrex Note balances, as well as $500,000 in previously outstanding notes payable. There was no cash raised by or used in financing activities during the same period in 2010.

We had received a "going concern" opinion from our independent auditors for the years ended December 31, 2010 and 2009. Pursuant to the sales of the Reconstructive and Spine Divisions during the quarter ended June 30, 2011, we had cash of $12,608,000 as of September 30, 2011. As a result, we have adequate cash on hand to fund our operations and other activities for the next twelve months and beyond. Therefore, the factors which raised substantial doubt about our ability to continue as a going concern have been alleviated. Our future operations will include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. We will also be evaluating future investment opportunities and uses for our cash.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

The determination that our disclosure controls and procedures were not effective as of September 30, 2011 are a result of:

  the departure of the former Chief Financial Officer in late June 2011;
  the fact that we no longer have significant operations and as a result have eliminated our internal accounting and financial department; and
  insufficient segregation of duties.

Changes in Internal Control Over Financial Reporting

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

PART II — OTHER INFORMATION

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