Form 10-Q/A
period 2011-06-30
Tiger X Medical, Inc.
filed 2011-11-17
CIK 925741

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

EXPLANATORY NOTE

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS AMENDMENT NO. 2 TO THE FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2011 IS BEING FILED PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

This Amendment No. 2 to the Tiger X Medical, Inc. (the "Company") Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 11, 2011 and amended by Amendment No. 1 on November 15, 2011 (collectively, the "Form 10-Q"), is being filed solely to furnish the interactive data files as Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. The Company was unable to submit the interactive data files with Amendment No. 1 filed on November 15, 2011 as a result of unanticipated technical difficulties experienced by the Company's third party provider of financial printing services.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 2 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. Accordingly, this Amendment No. 2 should be read in conjunction with the original Form 10-Q, as amended by Amendment No. 1, as well as the Company's other filings made with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the original Form 10-Q and Amendment No. 1.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title

2.6

Asset Purchase Agreement, dated as of April 4, 2011, by and among Cardo Medical, Inc., Cardo Medical, LLC and Altus Partners, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 8, 2011)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cardo Medical, Inc., dated June 10, 2011 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2011)
31.1	Certification of Chief Executive Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed with Amendment No. 1 to the Form 10-Q on November 15, 2011.
**	Furnished with Amendment No. 1 to the Form 10-Q on November 15, 2011.
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER X MEDICAL, INC.

November 17, 2011	By:	/s/ Andrew A. Brooks
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