Form 10-K
period 2011-12-31
Tiger X Medical, Inc.
filed 2012-03-29
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

       ☒ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2011

       ☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ________to _________

Commission File No.  0-21419
TIGER X MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2753988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10900 Wilshire Boulevard, Suite #1500, Los Angeles, CA 90024
(Address of principal executive offices) (zip code)

(310) 987-7345
(Registrant's telephone number, including area code)
7625 Hayvenhurst Avenue, Suite #49 Van Nuys, CA 91406 (818) 780-6677
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act of 1934:  Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2011, was $7,075,266.

As of March 29, 2012 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

TIGER X MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2011
TABLE OF CONTENTS

Item 1. Business

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. As discussed below, in January 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex, Inc ("Arthrex"). We completed the sale of the Reconstructive Division assets during the second quarter of 2011. Additionally, we completed the sale of substantially all of the assets in the Spine Division in April 2011. Our current operations consist of the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. The Company is also evaluating future investment opportunities and uses for its cash.

On June 10, 2011, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware for the purpose of changing its name to Tiger X Medical, Inc. The amendment was effective as of June 10, 2011.

We are headquartered in Los Angeles, California. Our common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board with a trading symbol of CDOM.OB.

Nature of Business

After the sale of substantially all of our Reconstructive Division assets and our Spine Division assets, our ongoing operations consist of the collection of royalty payments pursuant to the terms of the Asset Purchase Agreement with Arthrex. We are evaluating future investment opportunities and uses for our cash. We may in the future elect to acquire another entity or invest the net proceeds from the sale of the Reconstructive Division assets and/or our Spine Division assets in such manner as is determined by our Board of Directors and management.

Patents

We have five issued patents related to intervertebral stabilizers that were not sold as part of the sale of substantially all of the Reconstructive Division assets and the Spine Division assets.

Product Liability and Insurance

We are subject to potential product liability risks stemming from our design, marketing and sale of orthopedic implants and surgical instrumentation that were part of the Reconstructive Division assets and Spine Division assets sold by us during 2011. We currently maintain product liability tail insurance in amounts that we believe are typical for companies of comparable size.

Employees

As of December 31, 2011, other than Andrew Brooks who serves as our Chief Executive Officer and Acting Chief Financial Officer, and who receives no salary for such positions, we have no full time employees.

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

Certain of the risks identified under "Risks Related to Our Business, Industry and Regulatory Matters," "Risks Related to Our Financial Results," and "Risks Related to Our Intellectual Property and Potential Litigation," describe factors that have historically posed risks to us and that could in the future adversely affect us if we are unable to continue operating our business, or if we acquire a business in the same or related industry in the future.

Risks Related to the Sale of Substantially all of our Assets

We face risks associated with enforcing Arthrex's obligation to make royalty payments under the asset purchase agreement or may receive royalty payments that are substantially less than our expectations.

As partial consideration for the Reconstructive Division asset sale under the terms of the asset purchase agreement, Arthrex agreed to pay us an amount equal to 5% of net sales of the products of our Reconstructive Division acquired pursuant to the asset purchase agreement. The royalty has been and we expect will continue to be paid in cash on a quarterly basis, for a period up to and including the 20th anniversary of the closing. We may experience difficulties collecting or enforcing the royalty payments over time, including if we fail to have the adequate resources, including personnel, to verify the underlying net sales. Additionally, we may ultimately collect royalty payments that are substantially less than our expectations if any of our intellectual property related to the Reconstructive Division assets becomes invalidated or rendered unenforceable due to Arthrex's right under the terms of the asset purchase agreement to set-off against the royalty payment due any and all out-of-pocket costs and expenses incurred in good faith arising out of claims by unaffiliated third parties alleging infringement of intellectual property rights.

We have made certain changes to our remaining assets and operations which may adversely affect our reputation or future results or prospects.

Pursuant to the terms of the asset purchase agreement relating to the sale of substantially all of the Reconstructive Division assets, we have changed our name, logos, trade dress, trade names, trademarks, service marks and the like to new names that are reasonably satisfactory to Arthrex and do not use the words "Cardo" or any variation thereof. Upon the closing of the sale of the Reconstructive Division assets, we changed our name to Tiger X Medical, Inc. These changes eliminated any brand recognition, brand equity or loyalty we have developed over our operating history and may adversely affect our future reputation or future results or prospects.

If our operations continue to consist of the receipt and management of royalty payments, we will not have any operating businesses.

In October 2010, our management and Board of Directors decided to put substantially all of our assets up for sale. Due to the completion of the sales of the Reconstructive Division assets and Spine Division assets, we no longer have any operating business, other than the ownership and management of our remaining assets and the receipt and management of royalty payments pursuant to the Asset Purchase Agreement. Without any operating business, we will not realize any revenues other than through the royalty payments we are entitled to under the terms of the Reconstructive Division asset sale and any future acquisition of an operating business or assets.

Risks Related to Our Business, Industry and Regulatory Matters

We may not be able to raise additional funds in the future, on acceptable terms or at all, to fund any future investment opportunities, including the acquisition of a business or assets.

We are evaluating future investment opportunities and uses for our cash. We may in the future elect to acquire another entity or invest the net proceeds from the sale of the Reconstructive Division assets and/or our Spine Division assets in such manner as is determined by our Board of Directors and management. In order to consummate any future investment opportunity, we may need to secure additional funds. We cannot assure you that debt or equity financing, if and when required, will be available. Prior to agreeing to the sale of the Reconstructive Division assets, we were pursuing efforts to secure additional funding for our business, but we were not successful. The market for debt and equity financing has been challenging for a number of years and the additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us and our stockholders, and could substantially dilute current ownership interests.

Our actual capital requirements may change as a result of various factors, including:

  the nature and timing of acquisitions and other strategic transactions, if any;
  our ability to manage costs; and the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims, if any.

Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Failure to attract and retain necessary personnel, in the event of any future acquisition of an operating business or assets , may adversely affect or delay our future results or prospects.

If we identify any future investment opportunities and uses for our cash, including the acquisition of a business or assets, we will need to attract and retain necessary personnel to consummate such transaction and operate such business or assets going forward. Our success in that case will depend on our ability to continuously attract and retain the necessary highly qualified personnel and develop any necessary relationships or collaborations necessary or advantageous for the operation of such business or assets. The competition for qualified personnel and collaborators is intense. We may not be able to attract or retain such personnel or cultivate such collaborations in the future. Our inability to hire or retain qualified personnel or cultivate necessary collaborations in the event of any future acquisition of an operating business or assets may adversely affect our future results or prospects.

Risks Related to Our Intellectual Property and Potential Litigation

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

We also may have to take legal action in the future to protect our remaining patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time-consuming, and we cannot assure you that any lawsuit will be successful. In addition, we may not have sufficient resources, including personnel, to enforce our intellectual property rights or to defend our patents against a challenge.

For the reasons indicated above, enforcing our remaining intellectual property rights may be costly, difficult and time-consuming. Even if successful, litigation to enforce our remaining intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our limited management's attention.

We may be subject to damages resulting from claims that we or our past or present employees or consultants have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our past or present employees and consultants were previously employed or engaged at universities or other medical device companies, including our past competitors or potential competitors. We could in the future be subject to claims that these past or present employees and consultants, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail to defend against these claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our products and processes, if these technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management.

Potential future product liability claims and other litigation, including contract litigation, may adversely affect ourfuture results and prospects.

Reconstructive and spine surgery involves a high risk of serious complications, including bleeding, nerve injury, paralysis and even death. As a result, we are exposed to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for surgery procedures that were part of the Reconstructive Division and Spine Division assets sold during 2011. Many of these medical devices are designed to be implanted in the human body for long periods of time or indefinitely. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more products or a safety alert relating to one or more products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

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

Although we currently maintain product liability tail insurance in amounts that we believe are typical for companies of comparable size, our product liability insurance may prove to be inadequate to pay a damage award, in which case we may have to pay the excess out of our cash reserves, which may harm our financial condition. If longer-term patient results and experience indicate that what were previously our products under the Reconstructive Division or Spine Division or any component may cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry and lead to significant legal fees.

Even if any product liability loss is covered by our product liability tail insurance policy, these policies have substantial retentions or deductibles that provide that insurance proceeds are not recoverable until the losses incurred exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, we will be responsible for paying these losses. Paying retentions or deductibles for a significant amount of claims could have a material adverse effect on our financial condition and results of operations and our future results and prospects.

After the term of our product liability tail insurance, we will be self-insured with respect to general and product liability claims. The absence of significant third- party insurance coverage increases potential exposure to unanticipated claims and adverse decisions. As a result, product liability claims, product recalls and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity, and our future results and prospects.

Risks Related to Ownership of Our Common Stock

Our common stock is thinly traded.

There is a very minimal public market for our common stock and our common stock has become more thinly traded after the consummation of the sale of substantially all of the Reconstructive Division assets and the Spine Division assets. We cannot predict how liquid the market for our common stock might become.

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

In addition, the price at which our common stock may be sold is very unpredictable because there are very few trades in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained at any time in the future. While our common stock is thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price.

Our common stock has fluctuated substantially and we expect that the price of our common stock will continue to fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.

The market price of our common stock has historically been highly volatile and has fluctuated between $0.06 and $0.12 since the sale of substantially all of our Reconstructive Division assets and Spine Division assets. The market price of our common stock is subject to wide fluctuations in response to the following factors, many of which are generally beyond our control. These factors may include:

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

The stock market in general and the stocks of medical device companies in particular have experienced extreme percentage price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of any future investment opportunities we may pursue or our future operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation which would be expensive and divert our management's attention and resources.

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

Because our common stock is a "penny stock," it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock is considered a "penny stock" if, among other things, the stock price is below $5.00 per share (our shares of common stock have been trading at between $.06 and $.12 since the sales of substantially all of our Reconstructive Division assets and Spine Division assets), we are not listed for trading on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange (we are currently traded on the Over-the-Counter Bulletin Board), or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker also must give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In addition, broker-dealers must provide customers that hold penny stock in their accounts with that broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

As of December 31, 2011, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 61% of our outstanding voting securities, of which approximately 42% is owned by Andrew Brooks, our CEO and acting CFO, and his brother, Jon Brooks. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404, requires management's annual review and evaluation of our internal control systems. We have expended in the past significant resources and management time documenting and testing our internal control systems and procedures. However, we currently only have one employee and limited consultants who we may engage from time to time who will continue to expend time documenting and testing our internal control systems and procedures. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new regulations promulgated by the SEC and rules promulgated by the NYSE, AMEX LLC and other national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

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

We have never declared or paid cash dividends on our capital stock (other than certain dividends that may have been paid by CKST in or before 2005). We currently expect to use available funds and any future earnings to pursue future investment opportunities, including the acquisition of businesses or assets, and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be an investor's only source of potential gain from our common stock for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we leased an office in Van Nuys, California under a month-to-month operating lease. In March 2012, we moved into a new office in Los Angeles, California with a term of 12 months extending through March 2013. We believe our facilities are adequate for our needs.

Item 3. Legal Proceedings

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that there are any proceedings threatened or pending against us, which would have a material effect on our financial position or results of operations and cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CDOM.OB." The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2011 and 2010, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2010
First Quarter	$0.96	$0.40
Second Quarter	$0.98	$0.40
Third Quarter	$0.60	$0.19
Fourth Quarter	$0.29	$0.04

Fiscal Year 2011
First Quarter	$0.17	$0.05
Second Quarter	$0.08	$0.04
Third Quarter	$0.12	$0.08
Fourth Quarter	$0.11	$0.05

As of March 28, 2012, there were approximately 254 registered holders of record of the common stock.

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

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. As discussed below, in January 2011, we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex. We completed the sale of the Reconstructive Division assets on June 10, 2011. Additionally, we completed the sale of substantially all of the assets in the Spine Division in April 2011. Our current operations consist of the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. The Company is also evaluating future investment opportunities and uses for its cash.

On June 10, 2011, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware for the purpose of changing its name to Tiger X Medical, Inc. The amendment was effective as of June 10, 2011.

We are headquartered in Los Angeles, California. Our common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board with a trading symbol of CDOM.OB.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. (the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the year ended December 31, 2011 the Company received total royalty payments of $12,000 and reflected this payment as revenue on the accompanying consolidated statements of operations. Following the execution of the Arthrex Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing (the "Arthrex Deposit").

The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which is comprised of $9,960,000 plus inventory with a preliminary value of $2,908,000 and property and equipment with a preliminary value of $1,718,000. From this amount, the $250,000 Arthrex Deposit was repaid and $1,159,000 was deposited with an escrow agent to be held for twelve months to be used for any adjustments to the value of the Company's inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities.

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

Of the proceeds received from Altus pursuant to the Asset Purchase Agreement, the Company repaid $974,000 of the outstanding amounts under the Arthrex Note (as defined in Note 2 to the financial statements), along with $3,000 in accrued interest. The total gain associated with the above sales of the assets of the discontinued Reconstructive and Spine Divisions are presented net of the related income tax expense of $556,000 in the accompanying statement of operations for the year ended December 31, 2011.

Pursuant to the sales transactions with Arthrex and Altus, the total aggregate amount remaining in escrow accounts was $900,000, which is reflected as restricted cash on the accompanying consolidated balance sheet as of December 31, 2011.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the year ended December 31, 2011 and 2010, were $746,000 and $3,312,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the year ended December 31, 2011 and 2010, were $1,552,000 and $10,953,000, respectively. Our continuing operations reflected are administrative expenses primarily associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for the year ended December 31, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying consolidated balance sheet at December 31, 2011 and 2010 and consisted of the following:

	December 31,	December 31,
(In thousands)	2011	2010

Inventories	$-	$2,990
Property and equipment	-	1,775
	$-	$4,765

Revenue Recognition

We recognize revenue when it is realizable and earned. Management considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Subsequent to the sale of the Reconstructive Division and the Spine Division, revenue consists of royalty revenue, which is recorded as the amount becomes known and collectability is reasonably assured.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Results of Operations and Financial Condition for the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

The following are the consolidated results of our operations for the year ended December 31, 2011 compared to the year ended December 31, 2010. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010.
	Years Ended
	December 31,
(In thousands)	2011	2010	$ Change	% Change

Revenues	$12	$-	12	100.0%
Cost of sales	-	-	-	0.0%
Gross profit	12	-	12	0.0%
General and administrative expenses	630	583	47	8.1%
Loss from operations	(618)	(583)	(35)	6.0%
Other income (expense), net	(14)	27	(41)	-151.9%
Loss from continuing operations before income tax provision	(632)	(556)	(76)	13.7%
Provision for income taxes	-	-	-	0.0%
Loss from continuing operations	(632)	(556)	(76)	13.7%
Discontinued operations (Note 1), net of income taxes
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	11,846	-	11,846	100.0%
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	(1,552)	(10,953)	9,401	-85.8%
Net income (loss)	$9,662	$(11,509)	21,171	-184.0%

Revenues

Revenues from continuing operations amounted to $12,000 for the year ended December 31, 2011 compared with $0 for 2010. Revenues from continuing operations represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 increased by $47,000 as compared to the year ended December 31, 2010. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the increase in 2011 relates to an increase in insurance expense of approximately $122,000 due to increased product liability insurance limits required in conjunction with the sale of the Reconstructive and Spine assets, as well as increased outside accounting fees of $59,000 relating to the closing of the Arthrex and Altus sales transactions. These increases were offset by a decrease in legal fees of $134,000 in 2011 as compared to 2010. Our legal expenses were higher in 2010 due to increased corporate activity and administrative legal matters, as we had not discontinued our operations. In the future, we expect our legal and other professional fees to be at a reduced level.

Other Income (Expense)

During the year ended December 31, 2011, we had interest expense of $25,000, which was primarily the result of interest accrued on $500,000 of notes payable outstanding as of December 31, 2010 which were repaid in 2011. This was offset by $11,000 of interest income earned during 2011. Our interest income during 2010 amounted to approximately $11,000, along with other income of $30,000 relating to the sale of certain instruments. These amounts were offset by interest expense of approximately $14,000 relating to short-term borrowings. Going forward, we expect to generate interest incomefrom the cash we have on hand.

Liquidity and Capital Resources

As discussed previously, during the quarter ended June 30, 2011, we sold substantially all of our assets relating to the Spine and Reconstructive Divisions, which were discontinued during the fourth quarter of 2010. This resulted in net cash provided by investing activities for the year ended December 31, 2011 of $16,138,000, which included gross proceeds from the sale of the assets of $17,175,000, less $900,000 of the funds placed in restricted cash escrow accounts, less purchases of equipment of $137,000. During 2010, we had net cash used in investing activities of $1,069,000 for the purchase of property and equipment.

Net cash used in operating activities was $3,087,000 for the year ended December 31, 2011 compared to $4,277,000 in 2010. Our overall operating costs were lower in 2011 due to the announced discontinued operations during the fourth quarter of 2010. During 2010, we had higher payroll and other administrative costs as we had additional employees. Also, in 2010 we continued the build-up of our inventory, which increased by $1,354,000 during the year. During 2011, we did not make any significant inventory purchases due to the decision to sell our Reconstructive and Spine Divisions.

During 2010, we had net cash provided by financing activities of $500,000 from the issuance of short- term promissory notes payable. Net cash used in financing activities was $500,000 in 2011. This consisted of $1,224,000 in borrowings under the Arthrex Note, offset by the repayment of the Arthrex Note balances, as well as repayment of the $500,000 of notes payable issued during 2010.

Pursuant to the sales of the Reconstructive and Spine Divisions during the quarter ended June 30, 2011, we had cash of $12,678,000 as of December 31, 2011. As a result, we have adequate cash on hand to fund our operations and other activities for the next twelve months and beyond. Therefore, the factors which had previously raised substantial doubt about our ability to continue as a going concern have been alleviated. Our future operations will include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. We will also be evaluating future investment opportunities and uses for our cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

We lease our office in Van Nuys, California on a month-to-month basis under an operating lease. In March 2012, we terminated our preexisting lease and entered into a 12 month lease for new office space extending through March 2013 at a monthly rate of approximately $1,200 in Los Angeles, California. Rent expense for the year ended December 31, 2011 and 2010 amounted to approximately $112,000 and $243,000, respectively.

Forward Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed in "Risk Factors". Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements." You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward- looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that should be considered are included in "Risk Factors" in Item 1A.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Tiger X Medical, Inc.

For the Years Ended December 31, 2011 and 2010

Documents filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Accounting Firm for the years ended December 31, 2011 and 2010

Financial Statements

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders
of Tiger X Medical, Inc.

We have audited the accompanying consolidated balance sheets of Tiger X Medical, Inc. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger X Medical, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Los Angeles, CA
March 29, 2012

TIGER X MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2011	2010

Assets

Current assets
Cash	$12,678	$127
Restricted cash	900
Accounts receivable, net of allowance for doubtful accounts of $278 and $51, respectively	67	413
Prepaid expenses and other current assets	89	99
Total current assets	13,734	639

Assets held for sale	-	4,765
Deposits	-	31
Total assets	$13,734	$5,435

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$756	$1,656
Note payable - related party	-	300
Note payable	-	200
Total liabilities	756	2,156

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of December 31, 2011 and 2010	230	230
Additional paid-in capital	25,810	25,773
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(13,012)	(22,674)
Total stockholders' equity	12,978	3,279
Total liabilities and stockholders' equity	$13,734	$5,435

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Years Ended
	December 31,
	2011	2010

Revenue	$12	$-
Cost of revenue	-	-
Gross profit	12	-
General and administrative expenses	630	583
Loss from operations	(618)	(583)
Other income (expense), net	(14)	27
Loss from continuing operations	(632)	(556)
Discontinued operations (Note 1), net of income taxes
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes of $556	11,846	-
Loss from operations of discontinued Reconstructive and Spine Divisions	(1,552)	(10,953)
Net income (loss) from discontinued operations	10,294	(10,953)
Net income (loss)	$9,662	$(11,509)

Net income (loss) per share:
Basic and diluted
Continuing operations	$-	$-
Discontinued operations	$0.04	$(0.05)
Total	$0.04	$(0.05)

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Note
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit	Total

Balance, December 31, 2009	230,293,141	$230	$25,722	$(50)	$(11,165)	$14,737

Stock option compensation	-	-	51	-	-	51
Net loss	-	-	-	-	(11,509)	(11,509)
Balance, December 31, 2010	230,293,141	230	25,773	(50)	(22,674)	3,279

Stock option compensation	-	-	37	-	-	37
Net income	-	-	-	-	9,662	9,662
Balance, December 31, 2011	230,293,141	$230	$25,810	$(50)	$(13,012)	$12,978

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$9,662	$(11,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	967
Loss on abandonment of property and equipment	44	-
Gain on sale of Reconstructive and Spine Divisions	(11,846)	-
Stock option compensation	37	51
Impairment charges	-	5,283
Inventory reserve	-	1,620
Provision for allowance for doubtful accounts	227	51
Changes in operating assets and liabilities:
Accounts receivable	119	(157)
Inventories	85	(1,354)
Prepaid expenses and other current assets	10	(34)
Other assets	31	-
Accounts payable and accrued expenses	(1,456)	805
Net cash used in operating activities	(3,087)	(4,277)

Cash flows from investing activities
Purchases of property and equipment	(137)	(1,069)
Increase in restricted cash	(900)	-
Proceeds from sale of Reconstructive and Spine Divisions	17,175	-
Net cash provided by (used in) investing activities	16,138	(1,069)

Cash flows from financing activities
Proceeds from notes payable	1,224	500
Payments of notes payable	(1,724)	-
Net cash (used in) provided by financing activities	(500)	500
Net change in cash	12,551	(4,846)
Cash, beginning of year	127	4,973
Cash, end of year	$12,678	$127

Supplemental disclosure of cash flow information:
Interest paid	$25	$4
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of Tiger X, Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the year ended December 31, 2011 the Company received total royalty payments of $12,000 and reflected this payment as revenue on the accompanying consolidated statements of operations. Following the execution of the Arthrex Asset Purchase Agreement, Arthrex delivered to the Company a $250,000 deposit to be credited against the cash consideration due at closing (the "Arthrex Deposit").

The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which is comprised of $9,960,000 plus inventory with a value of $2,908,000 and property and equipment with a value of $1,718,000. From this amount, the $250,000 Arthrex Deposit was repaid and $1,159,000 was deposited with an escrow agent to be held for twelve months to be used for any adjustments to the value of the Company's inventory and property, plant and equipment relating to the Reconstructive Division and for post closing indemnification claims which may be asserted by Arthrex with respect to unassumed liabilities.

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

The total gain on the sale of the Reconstructive Division assets amounted to $10,527,000, less the adjustment described above of $171,000, leaving a net gain of $10,356,000, which represents the excess of the cash consideration over the carrying amount of the assets sold of $4,059,000.

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

Of the proceeds received from Altus pursuant to the Asset Purchase Agreement, the Company repaid $974,000 of the outstanding amounts under the Arthrex Note (as defined in Note 2 to the financial statements), along with $3,000 in accrued interest. The total gain associated with the above sales of the assets of the discontinued Reconstructive and Spine Divisions are presented net of the related income tax expense of $556,000 in the accompanying statement of operations for the year ended December 31, 2011.

Pursuant to the sales transactions with Arthrex and Altus, the total aggregate amount remaining in escrow accounts was $900,000, which is reflected as restricted cash on the accompanying consolidated balance sheet as of December 31, 2011.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the year ended December 31, 2011 and 2010, were $746,000 and $3,312,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the year ended December 31, 2011 and 2010, were $1,552,000 and $10,953,000, respectively. The only continuing operations reflected are administrative expenses primarily associated with business insurance, legal and accounting fees that the Company will continue to incur. The prior year financial statements for the year ended December 31, 2010 have been reclassified to present the operations of the Reconstructive and Spine Divisions as discontinued operations.

The assets of the discontinued operations are presented separately under the caption "Assets held for Sale" in the accompanying consolidated balance sheet at December 31, 2010 consisted of the following:

December 31,
(In thousands)	2010

Inventories	$2,990
Property and equipment	1,775
$4,765

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, excess and obsolete inventory items, the estimated depreciable lives of property and equipment, the impairment of goodwill and other intangible assets, share-based payment and the valuation allowance related to deferred incoome tax assets. Actual results could differ from those estimates.

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

Accounts Receivable

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance. The Company does not require collateral for trade accounts receivable and has not experienced any significant write-offs. As of December 31, 2011 and 2010, the Company's allowance for doubtful accounts amounted to $278,000 and $51,000, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of work in process and finished goods. Work in process consists of fabrication costs paid relating to items currently in production. Finished goods are completed knee, spine and hip replacement products ready for sales to customers.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. Management recorded an excess inventory reserve of $1,620,000 during the year ended December 31, 2010. Of this amount, $567,000 was allocable to the Reconstructive Division and $1,053,000 was allocable to the Spine Division, included in loss from discontinued operations for the year ended December 31, 2010. The Company did not have any remaining inventory as of December 31, 2011.

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

Depreciation expense for the years ended December 31, 2011 and 2010 was $0 and $524,000, respectively. Depreciation expense is included in loss from discontinued operations in the accompanying financial statements.

As a result of the Company announcing it was placing substantially all of its assets up for sale in October 2010, all depreciation on property and equipment stopped as of the announcement date. In addition, as of December 31, 2010, the carrying value of all property and equipment has been classified as assets held for sale in the accompanying consolidated balance sheets. The Company had no remaining property and equipment as of December 31, 2011.

Goodwill and Long-Lived Assets Impairment

Goodwill and long-lived assets are assessed for impairment annually or more frequently if events or circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company conducts its annual evaluations for impairment at the end of the fourth quarter of each year. During the quarter ended September 30, 2010, the changes in the Company's financial condition and continued inability to raise sufficient funds in order to fully execute a profitable sales strategy indicated the carrying values of its goodwill and other intangible assets may not be recoverable. Goodwill impairment testing is based on a two step process, where the first step compares the fair value of the reporting unit to the carrying value of the unit. If the first step test indicates impairment, the second step test compares the fair value of a reporting unit with its carrying value using discounted cash flow projections. Long-lived asset impairment testing compares the projected undiscounted future cash flows associated with the related assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. These evaluations require us to make certain assumptions and estimate future revenues and profitability.

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

Amortization expense related to the intangible assets was $0 and $443,000 for the years ended December 31, 2011 and 2010, respectively. The remaining value of goodwill and other intangible assets was $0 as of December 31, 2011 and 2010.

Other Assets

In September 2007, the Company entered into an agreement with a manufacturer to market and distribute their uni-polar and mono-polar hip products. As part of this agreement, the manufacturer granted non-exclusive licenses to the Company to use certain information and improvements so that the Company may obtain regulatory approval for the products that are the subject of the agreements, and in connection with the Company's commercialization of those products. The amounts were being amortized using the straight-line method over a period of five years, which represents the contractual life of the agreement. Amortization expense related to other assets was $0 and $34,000 for the years ended December 31, 2011 and 2010, respectively. In conjunction with the assessment of the Company's other intangible assets for impairment described above, the Company's management determined that the fair value of these capitalized costs were not in excess of their carrying value and included $107,000 in the $4,050,000 impairment charge above. As of December 31, 2011 and 2010, the remaining book value of these capitalized costs was $0.

Fair Value of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company's accounts receivable, inventories, prepaid expenses, deposits, accounts payable and accrued expenses as of December 31, 2011 and 2010 is the approximate fair value.

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

Revenue Recognition

The Company, prior to the divestiture of its operations, recognized revenue when it is realizable and earned. The Company considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Persuasive evidence of the arrangements occurs when the Company receives a signed contract from the hospital in which the surgery will be performed. Within that contract is the price at which the hospital will buy the device. Delivery occurs on the day of surgery when the device is implanted by the surgeon. Collectability is reasonably assured as the Company has continuing relationships with the hospitals and can pursue collections if necessary. As the Company does not accept returns and does not have any post-sale obligations, the date of revenue recognition is on the date of surgery.

Subsequent to the sale of the Reconstructive Division and the Spine Division, revenue consists of royalty revenue, which is recorded as the amount becomes known and collectability is reasonably assured.

Advertising Costs

The Company did not incur any advertising costs during the years ended December 31, 2011 and 2010.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new product lines and technology. These costs are primarily payroll and payroll related expenses and various sample parts. Research and development costs are expensed as incurred and are included in loss from discontinued operations in the accompanying financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are calculated at the beginning and end of the year; the change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the year generally is recognized as a deferred tax expense or benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of December 31, 2011 or 2010.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company because they are anti-dilutive. As of December 31, 2011 and 2010, the Company had total options of 385,000 and 1,961,400, respectively, which were excluded from the computation of net income or loss per share because they are anti-dilutive. As of December 31, 2011 and 2010, the Company had 575,613 warrants which were also excluded from the computation because they were anti-dilutive.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31.

(In thousands)	2011	2010

Accounts payable	$127	$1,348
Accrued income taxes	556	-
Accrued vacation	-	41
Accrued professional fees	73	70
Accrued payroll	-	75
Accrued interest	-	10
Other accrued expenses	-	112
	$756	$1,656

3. PROMISSORY NOTES PAYABLE

In November 2010, the Company entered into two secured promissory notes (collectively, the "Notes") with two individuals (collectively, the "Lenders"). The aggregate proceeds from the Notes were $500,000. One of the Lenders, Jon Brooks, is the brother of the Company's Chief Executive Officer and was appointed to the Company's Board of Directors in August 2011. The Notes had maturity dates of March 2, 2011 and March 4, 2011, respectively, but were extended under a provision that allowed for an extension of up to 60 days by the Company, provided the Company gave the Lenders notice of such extension period at least two business days prior to the maturity date, and bear simple interest at 12% per annum.

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

As of December 31, 2011, the Company has no remaining outstanding notes payable.

4. STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2010 and 2011, we did not have any preferred stock issued.

5. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes from continuing operations were as follows:

	2011	2010

Statutory federal income tax rate	34%	34%
State taxes, net of federal benefit	7%	6%
Permanent differences	-2%	-1%
Change in valuation allowance	-39%	-39%
	0%	0%

The Company's provision for income tax for the years ended December 31, 2011 and 2010 for discontinued operations amounted to $556,000 and $0, respectively. This provision for income tax is reflected as a reduction of the gain on the sale of the discontinued Reconstructive and Spine Divisions in the accompanying consolidated statements of operations.

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2011	2010

Net operating loss carryforwards	$2,452	$5,443
State income taxes	(259)	(606)
Impairment charges	-	2,263
Allowance for doubful accounts	115	22
Inventory reserve	-	694
Depreciation and amortization	2,132	169
Non-qualified stock options	-	68
Other	185	-
Total, net	4,625	8,053
Valuation allowance	(4,625)	(8,053)
Deferred tax assets, net	$-	$-

At December 31, 2011, the Company has Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $5,749,000 and $10,398,000, respectively. These NOLs will begin to expire in the year ending December 31, 2028. The Company's NOL in California is currently suspended and is not available for use in 2011. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. Management considers many factors when assessing the likelihood of future realization of the Company's deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

At December 31, 2011 and 2010, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions.

The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2011 or 2010.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2006 - 2011.

6. SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in the Company. The Company conducted an analysis of the fair value of the options immediately prior to the reverse merger, and immediately after the reverse merger and concluded that there is no change in value as a result of the reverse merger. Therefore, no additional compensation cost will be recognized related to the reverse merger.

The options granted give the grantees the right to purchase up to 2,398,400 shares of common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option, for a total fair value of approximately $300,000 which will be reflected as an operating expense over the vesting period of the options. The total expense recognized during the years ended December 31, 2011 and 2010 in the consolidated statements of operations was $37,000 and $51,000, respectively. There were no options granted during the year ended December 31, 2010 or 2011.

On June 16, 2010, the Company's stockholders approved the 2010 Equity Incentive Plan, which provided for available awards up to 23,000,000 shares. No awards have been issued pursuant to this plan.

A summary of option activity as of December 31, 2011 and 2010, and changes during the years then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2009	2,036,000	$0.23	8.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(74,600)	0.23	-	-
Outstanding at December 31, 2010	1,961,400	0.23	7.67	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,576,400)	0.23	-	-
Outstanding at December 31, 2011	385,000	$0.23	6.67	$-

Vested and expected to vest
at December 31, 2011	385,000	$0.23	6.67	$-

Exercisable at December 31, 2011	231,000	$0.23	7.67	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the closing stock price as of the reporting dates less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

As of December 31, 2011, there were 154,000 unvested options and total unrecognized stock-based compensation expense related to these options of approximately $27,000, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The Company had 575,613 warrants outstanding as of December 31, 2011 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

7. LEASE COMMITMENTS

The Company leases its office space on a month-to-month basis under an operating lease. In March 2012, the Company terminated its preexisting lease in Van Nuys, California and entered into a 12 month operating lease for office space at a rate of approximately $1,200 per month in Los Angeles, California. Rent expense for the year ended December 31, 2011 and 2010 amounted to approximately $112,000 and $243,000, respectively.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no additional events that require disclosure.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer, who is also our interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

The determination that our disclosure controls and procedures were not effective as of December 31, 2011 are a result of:

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

Management's Report on Internal Control Over Financial Reporting

Under the direction of our principal executive officer, who is also our interim principal financial officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed to be not effective as of December 31, 2011.

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

Directors:

Name	Age

Andrew A. Brooks, M.D.	50
Jonathan Brooks	48
Stephen Liu, M.D.	52
Thomas H. Morgan	59
Ronald N. Richards, Esq.	45
Steven D. Rubin, Esq.	51
Subbarao Uppaluri, Ph.D.	62

The following additional information is provided for each of the directors listed above.

Andrew A. Brooks, M.D. Dr. Brooks has served as our Chairman of the Board and Chief Executive Officer since September 2008. He founded Tiger X Medical, LLC (f/k/a Cardo Medical, LLC) on April 6, 2007, and has served as the President and Chief Executive Officer and manager of Tiger X Medical, LLC and of Accelerated Innovation, LLC. Dr. Brooks has been in the private practice of orthopedic surgery since 1994, specializing in sports medicine, arthroscopy and joint reconstruction. He has previously served as a design consultant to major companies for joint reconstruction and sports medicine products.

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

Dr. Brooks brings extensive leadership, business, and medical experience, as well as tremendous knowledge of the orthopedic industry generally, to the Board. His experience as a practicing orthopedic surgeon, design consultant to major companies for joint reconstruction and sports medicine products, and an entrepreneur, has given him broad understanding and expertise, particularly relating to medical and business matters.

Jonathan Brooks. Mr. Brooks was appointed as a director of the company effective August 22, 2011. Mr. Brooks is the primary portfolio manager of JMB Capital Partners Master Fund, L.P. (the "JMB Fund") and the managing partner and managing member of the JMB Fund's investment adviser and general partner, respectively, both of which he founded in 2002. Mr. Brooks is the brother of Dr. Andrew Brooks, the Company's Chief Executive Officer.

Mr. Brooks brings extensive leadership and business experience to the Board. As the Company evaluates its future business and investment opportunities, Mr. Brooks financial and business expertise will prove valuable to the Company in evaluating potential transactions.

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

Mr. Rubin brings extensive leadership, business, and legal experience, as well as tremendous knowledge of the pharmaceutical industry generally, to the Board. His experience as a practicing lawyer, general counsel, and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.

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

Dr. Uppaluri brings extensive leadership, business, and accounting experience, as well as tremendous knowledge of the pharmaceutical industry generally, to the Board. His experience as the chief financial officer of OPKO and as a board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Executive Officers

The following individual is currently our only executive officer.

Name	Age	Position

Andrew A. Brooks, M.D.	50	Chairman of the Board and Chief Executive and Financial Officer

Dr. Brooks and any future officers appointed by the Board of Directors will serve until they resign or are replaced or renamed at the discretion of the Board of Directors.

The description of the business background for Dr. Brooks is provided above under the caption "Directors."

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for the fiscal year ended December 31, 2011 ("Fiscal 2011") were complied with, other thanone Form 4 for Thomas Morgan reflecting a purchase of shares of common stock which was inadvertently filed late on June 28, 2011.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. A copy of our Code of Conduct and Ethics is available on our website at www.tigerxmed.com. We intend to post amendments to or waivers from our Code of Conduct and Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer or to our directors) on our website. Our website is not part of this Form 10-K.

CORPORATE GOVERNANCE

The Audit Committee

The Board of Directors has established an Audit Committee. The duties and responsibilities of the Audit Committee include (1) reviewing the Company's financial statements and other financial information prepared by the Company and monitoring the integrity of such financial information, (2) monitoring the Company's systems of internal controls established for finance, accounting, legal compliance and ethics, (3) reviewing the Company's accounting and financial reporting processes generally and the audits of the financial statements of the Company, (4) monitoring the independence and performance of the Company's independent registered public accounting firm, (5) providing effective communication among the Board of Directors, senior and financial management and the Company's independent registered public accounting firm and (6) monitoring the Company's compliance with legal regulatory and ethical requirements. The Board of Directors adopted a written charter for the Audit Committee, which is available on our website at www.tigerxmed.com.

The Audit Committee currently consists of Subbarao Uppaluri (Chair) and Steve Rubin. The Board of Directors has determined that all current members of the Audit Committee are "financially literate," "financially sophisticated," and "independent" within the meaning of the listing standards of NYSE Amex and applicable SEC regulations. The Board of Directors has determined that Subbarao Uppaluri meets the attributes of an "audit committee financial expert" within the meaning of SEC regulations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of compensation awarded to, earned by or paid to the named executive officers of the company.

Name and					Option	All Other
Principal Position (1)	Year	Salary ($)		Bonus ($)	Awards ($)	Compensation ($)	Total ($)

Andrew A. Brooks	2011	-	(2)	-	-	-	-
Chairman of the Board and Chief Executive and Financial Officer	2010	195,192		-	-	-	195,192
(1)

There were no executive officers of the Company who served as executive officers during any time in 2011 that earned in excess of $100,000 of compensation for 2011. As provided in the instructions to Item 402(m) of Regulation S-K, we are required to disclose the compensation of the principal executive officer even if it does not exceed $100,000.

(2)

Dr. Brooks did not receive any compensation for the year ended December 31, 2011. The amount in the 2010 row reflects salary paid to Dr. Brooks from January 1, 2010 through October 1, 2010. Dr. Brooks agreed to forego his salary subsequent to October 1, 2010 based on the Company's financial condition and as a cost reduction measure.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of	Number of	Equity Incentive					Equity Incentive	Equity Incentive
	Securities	Securities	Plan Awards:			Number of	Market Value	Plan Awards:	Plan Awards:
	Underlying	Underlying	Number of Securities			Shares or	of Shares or	Number of Unearned	Market or Payout
	Unexercised	Unexercised	Underlying Unexercised	Option	Option	Units of Stock	Units of Stock	Shares, Units or Other	Value of Unearned
	Options(#)(1)	Options (#) (1)	Unearned	Exercise	Expiration	That Have Not	That Have Not	Rights That Have	Shares, Units, or Other
Name	Exercisable	Unexercisable	Options (#)	Price($)	Date	Vested(#)	Vested ($)	Not Vested (#)	Rights Not Vested ($)

Andrew A. Brooks,	135,000	90,000	-	$0.23	8/29/2018	-	-	-	-
Chairman of the Board and Chief Executive and Financial Officer

(1) These options were granted on August 29, 2008 and vest over a five-year period in five equal installments on the anniversary of the grant date.

Employment Agreements and Change in Control Arrangements

Compensation of Directors

We do not pay our directors compensation in connection with their service to the Board. We reimburse our directors for reasonable travel expenses related to the directors' attendance at Board of Directors and committee meetings.

As of December 31, 2011, all non-employee directors, except Dr. Liu and Jonathan Brooks, hold an option to purchase 40,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors under the Company's compensation plans and arrangements as of the fiscal year ended December 31, 2011.

Number of
	Number of			securities
	securities to be			remaining
	issued upon		Weighted-	available for
	exercise of		average exercise	future
	outstanding		price of	issuance
	options,		outstanding	under equity
	warrants and		options, warrants	compensation
Plan Category	rights		and rights	plans

Equity compensation plans approved by security holders	1,961,400	(1)	$ 0.23	23,000,000	(2)

Equity compensation plans not approved by security holders	-		-	-

Total	1,961,400		$ 0.23	23,000,000
(1)	Consist of options to purchase shares, which we assumed in connection with the reverse merger involving Tiger X Medical, LLC.
(2)	Consists of shares that may be issued pursuant to awards under the 2010 Equity Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2012, by (i) each director, (ii) each named executive officer identified in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each stockholder identified as beneficially owning greater than 5% of our common stock. Except as otherwise indicated below, each person named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned by that person, except to the extent that authority is shared by spouses under applicable law. To our knowledge, none of the shares reported below are pledged as security.

For purposes of the following tables, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 15, 2012 upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 230,293,141 shares of common stock outstanding on March 15, 2012. None of the stockholders listed below have any options, warrants or other derivative securities with respect to our common stock that are convertible or exercisable within 60 days from March 15, 2012, unless indicated otherwise below.

	Amount and Nature of
Directors and Officers	Beneficial Ownership (1)		Percent of Class

Andrew A. Brooks, M.D.	61,958,189	(2)	26.90%
Jonathan Brooks	34,255,292	(3)	14.87%
Stephen Liu, M.D.	2,800,000	(4)	1.22%
Thomas H. Morgan	7,902,365		3.43%
Ronald N. Richards, Esq.	691,205		*
Steven D. Rubin	126,822		*
Subbarao Uppaluri, Ph.D.	420,592		*

All directors and executive officers as a group (7 persons)	108,154,465		46.92%

*Indicates ownership of less than 1%.

(1) Includes currently exercisable options to purchase shares of common stock held by the directors and executive officers as follows: Dr. Brooks - 135,000; Mr. Morgan - 24,000; Mr. Richards - 24,000; Mr. Rubin - 24,000 and Mr. Uppaluri - 24,000.

(2) Based on an amended Schedule 13D filed on August 26, 2011, the number of shares reflected in this column excludes 34,255,292 shares of our Common Stock held by Mr. Jonathan Brooks. As indicated in the Amended Schedule 13D, Dr. Brooks and Jonathan Brooks may be deemed to be a group for purposes of Rule 13d-5.

(3) Based on an amended Schedule 13D filed on August 26, 2011, the number of shares reflected in this column excludes 61,959,189 shares of our Common Stock held by Dr. Brooks. As indicated in the Amended Schedule 13D, Jonathan Brooks and Dr. Brooks may be deemed to be a group for purposes of Rule 13d-5.

(4) Represents the following: (1) 200,000 shares held by Dr. Liu's spouse and mother-in-law as joint tenants, (2) 2,000,000 shares held by Portal Venture LLC and (3) 600,000 shares held by PacRim Capital Partners, LLC. Dr. Liu owns 35% of Portal Venture LLC and PacRim Capital Partners, LLC, and is a director of PacRim Capital Partners, LLC. Dr. Liu disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest in such securities.

Other 5% or More Stockholders	Number and Nature of Beneficial Ownership	Percent of Class
Frost Gamma Investments Trust (1)	33,249,411	14.44%

(1) The business address of Frost Gamma Investments Trust is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137. Phillip Frost, M.D. is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee reviews and approves transactions in which the company was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2011, no related party transaction occurred where this process was not followed.

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

The Board of Directors undertook a review of each director's independence in April 2010. During this review, the Board of Directors considered transactions and relationships between each director or any member of his or her immediate family and us and our subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under applicable laws and regulations and the NYSE Amex listing standards. As a result of our review of the relationships of each of the members of the Board of Directors, the Board of Directors affirmatively determined that a majority of our directors, specifically Stephen Liu, Thomas H. Morgan, Steven D. Rubin, Ronald N. Richards and Subbarao Uppaluri are "independent" directors within the meaning of the listing standards of NYSE Amex and applicable law. Mr. Jon Brooks is the brother of our CEO, Dr. Andrew Brooks.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Marcum LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010 for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal 2011	Fiscal 2010

Audit fees	$158,228	$145,285
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

	$158,228	$145,285

We did not have any audit related fees, tax fees or other fees during Fiscal 2011 and Fiscal 2010.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements of Tiger X Medical, Inc. are incorporated by reference in Part II:

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

(a)(3) Exhibits Required by Item 601 of Regulation S-K:

INDEX TO EXHIBITS
Exhibit Number	Description
2.1(1)	Asset Purchase Agreement, dated January 24, 2011, by and among Tiger X Medical, Inc., Tiger X Medical, LLC and Arthrex, Inc.
2.2(2)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Tiger X Medical, Inc., Tiger X Medical, LLC and Arthrex, Inc.
2.3(3)	Asset Purchase Agreement, dated April 4, 2011, by and among Tiger X Medical, Inc., Tiger X Medical, LLC and Altus Partners, LLC.
3.1(4)	Amended and Restated Certificate of Incorporation.
3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.4(7)	Amended and Restated Bylaws.
10.1*(8)	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan.
10.2*(9)	Form of Tiger X Medical, LLC Nonstatutory Option Agreement.
10.3(9)	Form of Indemnification Agreement for officers and directors.
10.4(10)	Form of Registration Rights Agreement, dated October 27, 2009, by and among Tiger X Medical, Inc. and the several purchasers signatory thereto.
10.5*(11)	Tiger X Medical, Inc. 2010 Equity Incentive Plan
10.6(12)	Secured Promissory Note by the Company in Favor of Jon Brooks, dated November 2, 2010.
10.7(12)	Security Agreement between the Company and Jon Brooks, dated November 2, 2010.
10.8(12)	Secured Promissory Note by the Company in Favor of Earl Brien, dated November 4, 2010.
10.9(12)	Security Agreement between the Company and Earl Brien, dated November 4, 2010.
10.10(2)	Secured Promissory Note by Tiger X Medical, Inc. and Tiger X Medical, LLC in favor of Arthrex, Inc. dated March 18, 2011.

21.1(9)	Subsidiaries of Tiger X Medical, Inc.
31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Financial Officer
32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
#	Filed herewith.
*	Management compensation plan or agreement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on January 27, 2011.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 24, 2011.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 8, 2011.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.
(5)	Previously filed as an Annex to the Information Statement on Schedule 14C filed by us on September 30, 2008.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 16, 2011.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed by us on September 28, 1998.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 29, 2009.
(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on August 12, 2010.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on November 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER X MEDICAL, INC.
Dated: March 29, 2012

/s/ Andrew A. Brooks
Andrew A. Brooks Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer	March 29, 2012
Andrew A. Brooks	and Interim Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Jonathan Brooks	Director	March 29, 2012
Jonathan Brooks

/s/ Stephen Liu	Director	March 29, 2012
Stephen Liu

/s/ Thomas H. Morgan	Director	March 29, 2012
Thomas H. Morgan

/s/ Ronald N. Richards	Director	March 29, 2012
Ronald N. Richards

/s/ Steven D. Rubin	Director	March 29, 2012
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	March 29, 2012
Subbarao Uppaluri