Form 10-Q
period 2012-03-31
Tiger X Medical, Inc.
filed 2012-05-15
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-21419

Tiger X Medical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10900 Wilshire Blvd, Suite #1500
Los Angeles, CA    90024
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
YES    ☐        NO    ☒

As of May 10, 2012, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$12,652	$12,678
Restricted cash	900	900
Accounts receivable, net of allowance for doubtful accounts of $250 and $278, respectively	24	67
Prepaid expenses and other current assets	60	89
Total assets	$13,636	$13,734

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$711	$756
Total liabilities	711	756

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of March 31, 2012 (unaudited)
and December 31, 2011	230	230
Additional paid-in capital	25,812	25,810
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(13,067)	(13,012)
Total stockholders' equity	12,925	12,978
Total liabilities and stockholders' equity	$13,636	$13,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue	$11	$-
Cost of revenue	-	-
Gross profit	11	-
General and administrative expenses	69	101
Loss from operations	(58)	(101)
Interest income (expense), net	3	(24)
Loss from continuing operations before income tax provision	(55)	(125)
Provision for income taxes	-	-
Loss from continuing operations	(55)	(125)
Discontinued operations (Note 1)
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	-	(196)
Net loss	$(55)	$(321)

Net loss per share:
Basic and diluted
Continuing operations	$-	$-
Discontinued operations	$-	$-
Total	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

March 31,
	Three Months Ended

	2012	2011

Cash flows from operating activities
Net loss	$(55)	$(321)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	2	11
Changes in operating assets and liabilities:
Accounts receivable	43	(11)
Inventories	-	104
Prepaid expenses and other current assets	29	24
Accounts payable and accrued expenses	(45)	(365)
Net cash used in operating activities	(26)	(558)

Cash flows from investing activities
Purchases of property and equipment	-	(52)
Net cash used in investing activities	-	(52)

Cash flows from financing activities
Proceeds from notes payable	-	1,224
Payments of notes payable	-	(500)
Net cash provided by financing activities	-	724
Net change in cash and cash equivalents	(26)	114
Cash and cash equivalents, beginning of period	12,678	127
Cash and cash equivalents, end of period	$12,652	$241

Supplemental disclosure of cash flow information:
Interest paid	$-	$22
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices.

As discussed below in the discontinued operations section, we sold our Reconstructive and Spine Divisions during the quarter ended June 30, 2011. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. The Company will also be evaluating future investment opportunities and uses for its cash.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 29, 2012.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Tiger X Medical, Inc., Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which was comprised of $9,960,000 plus inventory with a value of $2,908,000 and property and equipment with a value of $1,718,000, subject to future adjustments to the value of the inventory and property and equipment and other unasserted claims over a twelve month period. During the three months ended March 31, 2012, the Company received total royalty payments of $11,000 from Arthrex and reflected this payment as revenue on the accompanying condensed consolidated statements of operations.

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

Pursuant to the sale transaction with Arthrex, the total aggregate amount remaining in escrow accounts was $900,000, which is reflected as restricted cash on the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. There we no amounts remaining in the escrow accounts relating to the sales transaction with Altus.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the three months ended March 31, 2012 and 2011, were $0 and $547,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended March 31, 2012 and 2011, were $0 and $196,000, respectively. The continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, share-based payments and deferred income tax assets. Given the short operating history of Tiger X, actual results could differ from those estimates.

Revenue Recognition

The Company's revenue consists of royalty revenue from the Arthrex Asset Purchase Agreement, which is recognized as the amount becomes known and collectability is reasonably assured.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are calculated at the beginning and end of the year; the change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the year generally is recognized as a deferred tax exp13.1.  ense or benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2012 (unaudited) or December 31, 2011.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation due to the treatment of discontinued operations.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and escrow bank accounts are with local and national banking institutions and subjected to FDIC current limits of $250,000 per banking institution. As of March 31, 2012, the Company bank balances in these bank accounts exceeded the insured amount by $12,929,293.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 — SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in the Company. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option. Stock option compensation recognized for the three months ended March 31, 2012 and 2011 in the accompanying condensed consolidated statements of operations amounted to $2,000 and $11,000, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. To estimate volatility of the options over their expected terms, the Company measured the historical volatility of the components of the small cap sector of the Dow Jones medical equipment index for a period equal to the expected life of the Company's options. It also measured the volatility of other public companies with similar size and industry characteristics to the Company for the same period. These measurements were averaged and the result was used as expected volatility. As there was no history of option lives at the Company, the expected term of options granted was the midpoint between the vesting periods and the contractual life of the options. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate was based on an analysis of the nature of the recipients' jobs and relationships to the Company. As a result of the sale of substantially all of the Company's assets in the second quarter of 2011, other than the CEO, the Company no longer has any employees. As a result, the only options expected to vest are those held by the Company's Board of Directors and CEO. As a result, the estimated forfeiture rate has been adjusted to 75.6%.

A summary of stock option activity as of March 31, 2012, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2011	385,000	$0.23	6.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2012 (unaudited)	385,000	$0.23	6.42	$-

Vested and expected to vest
at March 31, 2012 (unaudited)	385,000	$0.23	6.42	$-

Exercisable at March 31, 2012 (unaudited)	231,000	$0.23	6.42	$-

The Company had 575,613 warrants outstanding as of March 31, 2012 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

NOTE 3 — STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of March 31, 2012 and December 31, 2011, we did not have any preferred stock issued.

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

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," "our" or "Tiger X" refers to the business of Tiger X Medical, Inc.

The following discussion should be read together with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1, "Financial Statements," in this Form 10-Q. All dollar amounts are in thousands unless otherwise specified.

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. As discussed below, in January 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex. We completed the sale of the Reconstructive Division assets during the second quarter of 2011. Additionally, we completed the sale of substantially all of the assets in the Spine Division in April 2011. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. The Company will also be evaluating future investment opportunities and uses for its cash.

We are headquartered in Los Angeles, California. Our common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board with a trading symbol of CDOM.OB.

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to allowances for doubtful accounts, share-based payments, and deferred income tax assets. Given the short operating history of Tiger X, actual results could differ from those estimates.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which was comprised of $9,960,000 plus inventory with a value of $2,908,000 and property and equipment with a value of $1,718,000, subject to future adjustments to the value of the inventory and property and equipment and other unasserted claims over a twelve month period. During the three months ended March 31, 2012, the Company received total royalty payments of $11,000 from Arthrex and reflected this payment as revenue on the accompanying consolidated statements of operations.

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

Pursuant to the sales transactions with Arthrex and Altus, the total aggregate amount remaining in escrow accounts was $900,000, which is reflected as restricted cash on the accompanying condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the three months ended March 31, 2012 and 2011, were $0 and $547,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended March 31, 2012 and 2011, were $0 and $196,000, respectively. The continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur.

Revenue Recognition

The Company's revenue consists of royalty revenue from the Arthrex Asset Purchase Agreement, which is recognized as the amount becomes known and collectability is reasonably assured.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011.

The following is a comparison of the consolidated results of operations for Tiger X for the three months ended March 31, 2012 and 2011. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2011.

	Three Months Ended
	March 31,
	2012	2011	$ Change

Revenue	$11	$-	$11
Cost of revenue	-	-	-
Gross profit	11	-	11
General and administrative expenses	69	101	(32)
Loss from operations	(58)	(101)	43
Interest (expense) income, net	3	(24)	27
Loss from continuing operations before income tax provision	(55)	(125)	70
Provision for income taxes	-	-	-
Loss from continuing operations	(55)	(125)	70
Discontinued operations (Note 1)
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	-	(196)	196
Net loss	$(55)	$(321)	$266

Revenues

Revenues from continuing operations amounted to $11,000 for the quarter ended March 31, 2012 compared with $0 for the same period in 2011. Revenues from continuing operations represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2012 decreased by $32,000 as compared to the same period in 2011. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the decrease in 2012 relates to higher legal and professional fees incurred in 2011 relating to the sale of our Reconstruction and Spine Divisions. In the future, we expect our general and administrative expenses to remain at a reduced level.

Interest Income/(Expense)

During the quarter ended March 31, 2011, we had net interest expense of $24,000, which was primarily the result of $500,000 in notes payable outstanding as of December 31, 2010 which were repaid in March 2011. During the quarter ended March 31, 2012, we had interest income of $3,000. We had no interest expense in 2012, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash used in operating activities was $26,000 for the three months ended March 31, 2012 compared to $558,000 for the same period in 2011. Our overall operating costs were lower in 2012 due to our operations being discontinued and the sales of our Reconstructive and Spine Divisions being finalized in 2011.

Net cash used in investing activities was $0 for the three months ended March 31, 2012 compared to $52,000 for the same period in 2011. During 2011, we purchased $52,000 worth of property and equipment, primarily representing additional instrumentation for our Reconstructive Division prior to the sale being finalized during the second quarter of 2011. During 2012, we did not spend any money on capital expenditures.

Net cash provided by financing activities was $0 for the three months ended March 31, 2012 compared to $724,000 for the three months ended March 31, 2011. The net cash provided by financing activities during 2011 consisted of $1,224,000 in short term borrowings, offset by the repayment of $500,000 in previously outstanding notes payable. The remaining debt was repaid during the second quarter in 2011. There was no cash provided by or used in financing activities during the three months ended March 31, 2012, as we have no further debt outstanding.

We believe our cash and cash equivalents as of March 31, 2012 are adequate to meet our cash needs for the next rwelve months and beyond.

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

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 29, 2012.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

The determination that our disclosure controls and procedures were not effective as of March 31, 2012 are a result of:

  the departure of the former Chief Financial Officer in late June 2011;
  the fact that we no longer have significant operations and as a result have eliminated our internal accounting and financial department; and
  insufficient segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable

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

TIGER X MEDICAL, INC.

May 15, 2012	By:	/s/ Andrew A. Brooks
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