Form 10-Q
period 2012-09-30
Tiger X Medical, Inc.
filed 2012-11-08
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
YES    ☐        NO    ☒

As of November 8, 2012, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$12,823	$12,678
Restricted cash	-	900
Accounts receivable, net of allowance for doubtful accounts of $250 and $278, respectively	24	67
Income tax receivable	532	-
Prepaid expenses and other current assets	12	89
Total assets	$13,391	$13,734

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$141	$756
Total liabilities	141	756

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of September 30, 2012 (unaudited)
and December 31, 2011	230	230
Additional paid-in capital	25,815	25,810
Note receivable from stockholder	(50)	(50)
Accumulated deficit	(12,745)	(13,012)
Total stockholders' equity	13,250	12,978
Total liabilities and stockholders' equity	$13,391	$13,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$19	$-	$47	$-
Cost of revenue	-	-	-	-
Gross profit	19	-	47	-
General and administrative expenses	102	110	320	460
Loss from operations	(83)	(110)	(273)	(460)
Interest income (expense), net	2	5	8	(17)
Loss from continuing operations before income tax provision	(81)	(105)	(265)	(477)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(81)	(105)	(265)	(477)
Discontinued operations (Note 1)
Gain (loss) from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	532	(404)	532	11,842
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	-	(52)	-	(1,418)
Net income (loss)	$451	$(561)	$267	$9,947

Net income (loss) per share:
Basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$0.05
Total	$-	$-	$-	$0.04

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities
Net income	$267	$9,947
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on abandonment of property and equipment	-	44
Gain on sale of Reconstructive and Spine Divisions	-	(11,842)
Allowance for doubtful accounts		175
Stock option compensation	5	31
Changes in operating assets and liabilities:
Accounts receivable	43	98
Inventories	-	85
Due from Arthrex	-	(22)
Income tax receivable	(532)	-
Prepaid expenses and other current assets	77	87
Other assets	-	31
Accounts payable and accrued expenses	(615)	(912)
Net cash used in operating activities	(755)	(2,278)

Cash flows from investing activities
Purchases of property and equipment	-	(137)
Decrease (increase) in restricted cash	900	(1,219)
Proceeds from sale of Recontructive and Spine Divisions	-	16,615
Net cash provided by investing activities	900	15,259

Cash flows from financing activities
Proceeds from notes payable	-	1,224
Payments of notes payable	-	(1,724)
Net cash used in financing activities	-	(500)
Net change in cash and cash equivalents	145	12,481
Cash and cash equivalents, beginning of period	12,678	127
Cash and cash equivalents, end of period	$12,823	$12,608

Supplemental disclosure of cash flow information:
Interest paid	$-	$25
Income taxes paid	$553	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three and nine months ended September 30, 2012, the Company received total royalty payments of $19,000 and $47,000 from Arthrex and reflected this payment as revenue on the accompanying condensed consolidated statements of operations.

The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which was comprised of $9,960,000 plus inventory with a value of $2,908,000 and property and equipment with a value of $1,718,000. From this amount, $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price relating to future adjustments to the value of the inventory and property and equipment and other unasserted claims. The total gain on the sale of the Reconstructive Division assets as of September 30, 2011 amounted to $10,356,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. The total gain on the sale of the Spine Division assets as of September 30, 2011 amounted to $2,046,000.

The total gain associated with the above sales of the assets of the Reconstructive and Spine divisions amounted to $11,842,000, which is presented net of the income tax expense effect of $560,000. During the quarter ended September 30, 2012, the Company filed its tax return and expects to receive an income tax refund of $532,000 relating to the income tax paid on the gain on the sale of the discontinued divisions. As a result, the associated income tax benefit was recorded as an income tax receivable on the condensed consolidated balance sheet as of September 30, 2012, as well as a component of the gain on the sale of discontinued Reconstructive and Spine divisions on the accompanying condensed consolidated statements of operations during the quarter ended September 30, 2012.

Pursuant to the sale transaction with Arthrex, the total aggregate amount remaining in escrow accounts as of December 31, 2011 was $900,000, which is reflected as restricted cash on the accompanying condensed consolidated balance sheets. As of September 30, 2012, there were no amounts remaining in the escrow accounts relating to the sales transaction with Arthrex or Altus.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the three months ended September 30, 2012 and 2011, were $0. Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the nine months ended September 30, 2012 and 2011, were $0 and $761,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended September 30, 2012 and 2011, were $0 and $52,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the nine months ended September 30, 2012 and 2011, were $0 and $1,418,000, respectively. The continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2012 (unaudited) or December 31, 2011.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation due to the treatment of discontinued operations.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and escrow bank accounts are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of September 30, 2012, the Company bank balances in these bank accounts exceeded the insured amount by $12,518,000.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in the Company. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option. Stock option compensation recognized for the three months ended September 30, 2012 and 2011 in the accompanying condensed consolidated statements of operations amounted to $1,000 and $9,000, respectively. Stock option compensation recognized for the nine months ended September 30, 2012 and 2011 in the accompanying condensed consolidated statements of operations amounted to $5,000 and $31,000, respectively.

As a result of the sale of substantially all of the Company's assets in the second quarter of 2011, other than the CEO, the Company no longer has any employees. As a result, the only options expected to vest are those held by the Company's Board of Directors and CEO. As a result, the estimated forfeiture rate has been adjusted to 75.6%.

A summary of stock option activity as of September 30, 2012, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	385,000	$0.23	6.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2012 (unaudited)	385,000	$0.23	5.92	$-

Vested and expected to vest
at September 30, 2012 (unaudited)	385,000	$0.23	5.92	$-

Exercisable at September 30, 2012 (unaudited)	308,000	$0.23	5.92	$-

The Company had 575,613 warrants outstanding as of September 30, 2012 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of September 30, 2012 and December 31, 2011, we did not have any preferred stock issued.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three and nine months ended September 30, 2012, the Company received total royalty payments of $19,000 and $47,000 from Arthrex and reflected this payment as revenue on the accompanying condensed consolidated statements of operations.

The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which was comprised of $9,960,000 plus inventory with a value of $2,908,000 and property and equipment with a value of $1,718,000. From this amount, $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price relating to future adjustments to the value of the inventory and property and equipment and other unasserted claims. The total gain on the sale of the Reconstructive Division assets as of September 30, 2011 amounted to $10,356,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. The total gain on the sale of the Spine Division assets as of September 30, 2011 amounted to $2,046,000.

The total gain associated with the above sales of the assets of the Reconstructive and Spine divisions amounted to $11,842,000, which is presented net of the income tax expense effect of $560,000. During the quarter ended September 30, 2012, the Company filed its tax return and expects to receive an income tax refund of $532,000 relating to the income tax paid on the gain on the sale of the discontinued divisions. As a result, the associated income tax benefit was recorded as an income tax receivable on the condensed consolidated balance sheet as of September 30, 2012, as well as a component of the gain on the sale of discontinued Reconstructive and Spine divisions on the accompanying condensed consolidated statements of operations during the quarter ended September 30, 2012.

Pursuant to the sale transaction with Arthrex, the total aggregate amount remaining in escrow accounts as of December 31, 2011 was $900,000, which is reflected as restricted cash on the accompanying condensed consolidated balance sheets. As of September 30, 2012, there were no amounts remaining in the escrow accounts relating to the sales transaction with Arthrex or Altus.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the three months ended September 30, 2012 and 2011, were $0. Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the nine months ended September 30, 2012 and 2011, were $0 and $761,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the three months ended September 30, 2012 and 2011, were $0 and $52,000, respectively. The total pretax loss associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the nine months ended September 30, 2012 and 2011, were $0 and $1,418,000, respectively. The continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur.

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

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011.

The following is a comparison of the consolidated results of operations for Tiger X for the three months ended September 30, 2012 and 2011. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2011.

	Three Months Ended
	September, 30
	2012	2011	$ Change

Revenue	$19	$-	$19
Cost of revenue	-	-	-
Gross profit	19	-	19
General and administrative expenses	102	110	(8)
Loss from operations	(83)	(110)	27
Interest (expense) income, net	2	5	(3)
Loss from continuing operations before income tax provision	(81)	(105)	24
Provision for income taxes	-	-	-
Loss from continuing operations	(81)	(105)	24
Discontinued operations
Gain (loss) from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	532	(404)	936
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	-	(52)	52
Net income (loss)	$451	$(561)	$1,012

Revenues

Revenues from continuing operations amounted to $19,000 for the quarter ended September 30, 2012 compared with $0 for the same period in 2011. Revenues from continuing operations represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2012 decreased by $8,000 as compared to the same period in 2011. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. We had completed the sale of our Reconstructive and Spine divisions in the second quarter of 2011, after which point our general and administrative expenses were lower. As a result, our expenses for the quarters ended September 30, 2012 and 2011 remained consistent. In the future, we expect our general and administrative expenses to remain at a reduced level.

Interest Income/(Expense)

During the quarter ended September 30, 2012, we had interest income of $2,000, as compared to $5,000 in 2011. We had no interest expense during the quarters ended September 30, 2012 or 2011, as there was no debt outstanding during this timeframe.

Results of Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011.

The following is a comparison of the consolidated results of operations for Tiger X for the nine months ended September 30, 2012 and 2011. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2011.

	Nine Months Ended
	September 30,
	2012	2011	$ Change

Revenue	$47	$-	$47
Cost of revenue	-	-	-
Gross profit	47	-	47
General and administrative expenses	320	460	(140)
Loss from operations	(273)	(460)	187
Interest (expense) income, net	8	(17)	25
Loss from continuing operations before income tax provision	(265)	(477)	212
Provision for income taxes	-	-	-
Loss from continuing operations	(265)	(477)	212
Discontinued operations
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	532	11,842	(11,310)
Loss from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	-	(1,418)	1,418
Net income	$267	$9,947	$(9,680)

Revenues

Revenues from continuing operations amounted to $47,000 for the nine months ended September 30, 2012 compared with $0 for the same period in 2011. Revenues from continuing operations represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 decreased by $140,000 as compared to the same period in 2011. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the decrease in 2012 relates to higher legal and professional fees incurred in 2011 relating to the sale of our Reconstruction and Spine Divisions. In the future, we expect our general and administrative expenses to remain at a reduced level.

Interest Income/(Expense)

During the nine months ended September 30, 2011, we had net interest expense of $24,000, which was primarily the result of $500,000 in notes payable outstanding as of December 31, 2010 which were repaid in March 2011, offset by interest income of $7,000. During the nine months ended September 30, 2012, we had interest income of $8,000. We had no interest expense in 2012, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash used in operating activities was $755,000 for the nine months ended September 30, 2012 compared to $2,278,000 for the same period in 2011. Our overall operating costs were lower in 2012 due to our current operations being primarily collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. The Company will also be evaluating future investment opportunities and uses for its cash.

As discussed above, during the quarter ended June 30, 2011, we sold substantially all of our assets relating to the Spine and Reconstructive Divisions, which were discontinued during the fourth quarter of 2010. This resulted in net cash provided by investing activities for the nine months ended September 30, 2011 of $15,259,000, which included gross proceeds from the sale of the assets of $16,615,000, less $1,219,000 of the funds placed in restricted cash escrow accounts, less purchases of equipment of $137,000. During the nine months ended September 30, 2012, we had cash provided by investing activities of $900,000, which represented a decrease in restricted cash from the restrictions being removed on the cash held in escrow associated with the sale of the Reconstructive Division.

Net cash used in financing activities was $0 for the nine months ended September 30, 2012 compared to $500,000 for the nine months ended September 30, 2011. The net cash used in 2011 consisted of $1,224,000 in short-term borrowings related to the sale of the Reconstructive Division, offset by the repayment of these borrowings, as well as $500,000 in previously outstanding notes payable. There was no cash provided by or used in financing activities during the nine months ended September 30, 2012, as we have no further debt outstanding.

We believe our cash and cash equivalents as of September 30, 2012 are adequate to meet our cash needs for the next twelve months and beyond.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

The determination that our disclosure controls and procedures were not effective as of September 30, 2012 are a result of:

  the departure of the former Chief Financial Officer in late June 2011;
  the fact that we no longer have significant operations and as a result have eliminated our internal accounting and financial department; and
  insufficient segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIGER X MEDICAL, INC.

November 8, 2012	By:	/s/ Andrew A. Brooks
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