Form 10-K
period 2012-12-31
Tiger X Medical, Inc.
filed 2013-03-22
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

       ☒ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2012, was $6,200,000.

As of March 22, 2013 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TIGER X MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012
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

Nature of Business

After the sale of substantially all of our Reconstructive Division assets and our Spine Division assets, our ongoing operations consist of the collection and management of our royalty income earned pursuant to the terms of the Asset Purchase Agreement with Arthrex, as well as continuing to promote our former products sold to Arthrex and seek a joint venture partner or buyer for the remaining intellectual property that we own. We are evaluating future investment opportunities and uses for our cash. We may in the future elect to acquire another entity or invest the net proceeds from the sale of the Reconstructive Division assets and/or our Spine Division assets in such manner as is determined by our Board of Directors and management.

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

Employees

As of December 31, 2012, other than Andrew Brooks who serves as our Chief Executive Officer and Acting Chief Financial Officer, and who receives no salary for such positions, we have no full time employees.

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

If our operations continue to consist of the receipt and management of royalty payments, we will have limited operating businesses.

In October 2010, our management and Board of Directors decided to put substantially all of our assets up for sale. Due to the completion of the sales of the Reconstructive Division assets and Spine Division assets, we have limited operating business, other than the ownership and management of our remaining assets and the receipt and management of royalty payments pursuant to the Asset Purchase Agreement. Without additional operating business, we will not realize any revenues other than through the royalty payments we are entitled to under the terms of the Reconstructive Division asset sale and any future acquisition of an operating business or assets.

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

Failure to attract and retain necessary personnel, in the event of any future acquisition of an operating business or assets, may adversely affect or delay our future results or prospects.

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

The market price of our common stock has historically been highly volatile and has fluctuated between $0.06 and $0.18 since the sale of substantially all of our Reconstructive Division assets and Spine Division assets. The market price of our common stock is subject to wide fluctuations in response to the following factors, many of which are generally beyond our control. These factors may include:

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

Our common stock is considered a "penny stock" if, among other things, the stock price is below $5.00 per share (our shares of common stock have been trading at between $0.06 and $0.18 since the sales of substantially all of our Reconstructive Division assets and Spine Division assets), we are not listed for trading on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange (we are currently traded on the Over-the-Counter Bulletin Board), or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker also must give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In addition, broker-dealers must provide customers that hold penny stock in their accounts with that broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

As of March 15, 2013, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 62% of our outstanding voting securities, of which approximately 42% is owned by Andrew Brooks, our CEO and acting CFO, and his brother, Jon Brooks. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure promulgated by the SEC and rules promulgated by national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

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

We have never declared or paid cash dividends on our capital stock. We currently expect to use available funds and any future earnings to pursue future investment opportunities, including the acquisition of businesses or assets, and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be an investor's only source of potential gain from our common stock for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we leased an office in Los Angeles, California with a term of 12 months extending through March 2013. We believe our facilities are adequate for our needs.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CDOM.OB." The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2012 and 2011, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First Quarter	$0.17	$0.05
Second Quarter	$0.08	$0.04
Third Quarter	$0.12	$0.08
Fourth Quarter	$0.11	$0.05

Fiscal Year 2012
First Quarter	$0.11	$0.06
Second Quarter	$0.08	$0.06
Third Quarter	$0.11	$0.07
Fourth Quarter	$0.10	$0.06

As of March 22, 2013, there were approximately 248 registered holders of record of the common stock.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the years ended December 31, 2012 and 2011, the Company received total royalty payments of $62,000 and $12,000, respectively, from Arthrex and reflected this payment as revenue on the accompanying condensed consolidated statements of operations.

The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which was comprised of $9,960,000 plus inventory with a value of $2,908,000 and property and equipment with a value of $1,718,000. From this amount, $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price relating to future adjustments to the value of the inventory and property and equipment and other unasserted claims. The total gain on the sale of the Reconstructive Division assets as of December 31, 2011 amounted to $10,356,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. In September 2011, $240,000 of the escrow amount was released to Altus and $60,000 was released to the Company to settle the adjustments relating to the closing value of the Company's inventory and property and equipment. The Company recorded $240,000 as a reduction of the gain on sale during the year ended December 31, 2011. The total gain on the sale of the Spine Division assets as of December 31, 2011 amounted to $2,046,000.

The total gain associated with the above sales of the assets of the Reconstructive and Spine divisions amounted to $11,846,000, which is presented net of the income tax expense effect of $556,000. During the year ended December 31, 2012, the Company filed its tax return and received an income tax refund of approximately $532,000 relating to the income tax paid on the gain on the sale of the discontinued divisions. As a result, the associated income tax benefit was recorded as a component of the gain on the sale of discontinued Reconstructive and Spine divisions on the accompanying condensed consolidated statements of operations during the year ended December 31, 2012.

Pursuant to the sale transaction with Arthrex, the total aggregate amount remaining in escrow accounts as of December 31, 2011 was $900,000, which is reflected as restricted cash on the accompanying condensed consolidated balance sheets. As of December 31, 2012, there were no amounts remaining in the escrow accounts relating to the sales transaction with Arthrex or Altus.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the year ended December 31, 2012 and 2011, were $0 and $746,000, respectively. The total pretax gain (loss) associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the years ended December 31, 2012 and 2011 were $104,000 and ($1,552,000), respectively. The pretax gain associated with discontinued operations during the year ended December 31, 2012 resulted from the relief of liabilities associated with the discontinued divisions, net of the write off of remaining accounts receivables believed to be uncollectible. The continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

The following are the consolidated results of our operations for the year ended December 31, 2012 compared to the year ended December 31, 2011. As discussed above, our Reconstructive Division and Spine Division were discontinued during 2010.

	Years Ended
	December 31,
(In thousands)	2012	2011	$ Change	% Change

Revenues	$62	$12	$50	416.7%
Cost of revenue	-	-	-	0.0%
Gross profit	62	12	50	416.7%
General and administrative expenses	401	630	(229)	-36.3%
Loss from operations	(339)	(618)	279	-45.1%
Other income (expense), net	8	(14)	22	-157.1%
Loss from continuing operations before income tax provision	(331)	(632)	301	-47.6%
Provision for income taxes	-	-	-	0.0%
Loss from continuing operations	(331)	(632)	301	-47.6%
Discontinued operations, net of income taxes
Gain from sale of discontinued Reconstructive and Spine Divisions,
net of income taxes (benefit) of ($532) and $556, respectively	532	11,846	(11,314)	-95.5%
Gain (loss) from operations of discontinued Reconstructive and Spine Divisions	104	(1,552)	1,656	-106.7%
Net income	$305	$9,662	$(9,357)	-96.8%

Revenues

Revenues from continuing operations amounted to $62,000 for the year ended December 31, 2012 compared with $12,000 for 2011. Revenues from continuing operations represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The amounts increased during 2012 due to a full year's worth of royalties being collected in 2012, whereas 2011 only reflected a partial year.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 decreased by $229,000 as compared to the year ended December 31, 2011. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the decrease in 2012 relates to a decrease in insurance expense of approximately $150,000 due to increased product liability insurance limits we were required to maintain during 2011 in conjunction with the sale of the Reconstructive and Spine assets. In addition, outside accounting and legal fees decreased by $173,000 during 2012 as we had higher expenses in 2011 due to the closing of the Arthrex and Altus sales transactions. In the future, we expect our legal and other professional fees to remain at a reduced level.

Other Income (Expense)

During the year ended December 31, 2011, we had interest expense of $25,000, which was primarily the result of interest accrued on $500,000 of notes payable outstanding as of December 31, 2010 which were repaid in 2011. This was offset by $11,000 of interest income earned during 2011. Our interest income during 2012 amounted to approximately $8,000. We had no interest expense during 2012 as there were no notes payables outstanding during the year. Going forward, we expect to generate interest income from the cash we have on hand.

Liquidity and Capital Resources

As discussed previously, during the quarter ended June 30, 2011, we sold substantially all of our assets relating to the Spine and Reconstructive Divisions, which were discontinued during the fourth quarter of 2010. This resulted in net cash provided by investing activities for the year ended December 31, 2011 of $16,138,000, which included gross proceeds from the sale of the assets of $17,175,000, less $900,000 of the funds placed in restricted cash escrow accounts, less purchases of equipment of $137,000. During 2012, we had net cash provided from investing activities of $900,000, which represented the restrictions being removed from the escrow account.

Net cash used in operating activities was $3,087,000 for the year ended December 31, 2011 compared to $310,000 in 2012. Our overall operating costs were higher in 2011 as we had a period of operations prior to the sale of the Reconstructive and Spine Divisions during the second quarter of 2011. Our overall operating costs were lower in 2012 due to our current operations being primarily collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, as well as continuing to promote our former products sold to Arthrex and seek a joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company will also be evaluating future investment opportunities and uses for its cash.

Net cash used in financing activities was $500,000 in 2011. This consisted of $1,224,000 in borrowings under the Arthrex Note, offset by the repayment of the Arthrex Note balances, as well as repayment of the $500,000 of notes payable outstanding from the prior year. We had no financing activities during 2012.

We believe our cash balances of $13,268,000 as of December 31, 2012 are adequate to meet our cash needs for the next twelve months and beyond.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

We lease our office space in Los Angeles, California under a 12 month lease extending through March 2013 at a monthly rate of approximately $1,200 in Los Angeles, California. Rent expense for the year ended December 31, 2012 and 2011 amounted to approximately $16,000 and $112,000, respectively.

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

Tiger X Medical, Inc.

For the Years Ended December 31, 2012 and 2011

Documents filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Accounting Firms for the years ended December 31, 2012 and 2011

Financial Statements

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders
of Tiger X Medical, Inc.

We have audited the accompanying consolidated balance sheet of Tiger X Medical, Inc. (the "Company") as of December 31, 2011, and the related consolidated statement of operations, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger X Medical, Inc. as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Los Angeles, CA
March 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Tiger X Medical, Inc.:

We have audited the accompanying consolidated balance sheet of Tiger X Medical, Inc. (the "Company") as of December 31, 2012 and their related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger X Medical, Inc. as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 6, 2013

TIGER X MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2012	2011

Assets

Current assets
Cash	$13,268	$12,678
Restricted cash	-	900
Accounts receivable, net of allowance for doubtful accounts of $0 and $278 in 2012 and 2011, respectively	-	67
Prepaid expenses and other current assets	33	89
Total assets	$13,301	$13,734

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$12	$756
Total liabilities	12	756

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of December 31, 2012 and 2011	230	230
Additional paid-in capital	25,766	25,810
Note receivable from stockholder	-	(50)
Accumulated deficit	(12,707)	(13,012)
Total stockholders' equity	13,289	12,978
Total liabilities and stockholders' equity	$13,301	$13,734

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Years Ended
	December 31,
	2012	2011

Revenue	$62	$12
Cost of revenue	-	-
Gross profit	62	12
General and administrative expenses	401	630
Loss from operations	(339)	(618)
Interest income (expense), net	8	(14)
Loss from continuing operations	(331)	(632)
Discontinued operations (Note 1), net of income taxes
Gain from sale of discontinued Reconstructive and Spine Divisions,
net of income taxes (benefit) of ($532) and $556, respectively	532	11,846
Gain (loss) from operations of discontinued Reconstructive and Spine Divisions	104	(1,552)
Net income from discontinued operations	636	10,294
Net income	$305	$9,662

Net income per share:
Basic and diluted
Continuing operations	$-	$-
Discontinued operations	$-	$0.04
Total	$-	$0.04

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Note
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit	Total

Balance, December 31, 2010	230,293,141	$230	$25,773	$(50)	$(22,674)	$3,279

Stock option compensation	-	-	37	-	-	37
Net income	-	-	-	-	9,662	9,662
Balance, December 31, 2011	230,293,141	230	25,810	(50)	(13,012)	12,978

Stock option compensation	-	-	6	-	-	6
Reclassification of note receivable from stockholder			(50)	50		-
Net income	-	-	-	-	305	305
Balance, December 31, 2012	230,293,141	$230	$25,766	$-	$(12,707)	$13,289

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2012	2011

Cash flows from operating activities
Net income	$305	$9,662
Adjustments to reconcile net income to net cash used in operating activities:
Loss on abandonment of property and equipment	-	44
Gain on sale of Reconstructive and Spine Divisions	-	(11,846)
Stock option compensation	6	37
Provision for allowance for doubtful accounts	24	227
Changes in operating assets and liabilities:
Accounts receivable	43	119
Inventories	-	85
Prepaid expenses and other current assets	56	10
Other assets	-	31
Accounts payable and accrued expenses	(744)	(1,456)
Net cash used in operating activities	(310)	(3,087)

Cash flows from investing activities
Purchases of property and equipment	-	(137)
Decrease (increase) in restricted cash	900	(900)
Proceeds from sale of Reconstructive and Spine Divisions	-	17,175
Net cash provided by investing activities	900	16,138

Cash flows from financing activities
Proceeds from notes payable	-	1,224
Payments of notes payable	-	(1,724)
Net cash used in financing activities	-	(500)
Net change in cash	590	12,551
Cash, beginning of year	12,678	127
Cash, end of year	$13,268	$12,678

Supplemental disclosure of cash flow information:
Interest paid	$-	$25
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices.

As discussed below in the discontinued operations section, we sold our Reconstructive and Spine Divisions during the quarter ended June 30, 2011. Our current operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, as well as continuing to promote our former products sold to Arthrex and seek a joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company will also be evaluating future investment opportunities and uses for its cash.

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

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the years ended December 31, 2012 and 2011, the Company received total royalty payments of $62,000 and $12,000, respectively, from Arthrex and reflected this payment as revenue on the accompanying consolidated statements of operations.

The Company completed the sale of the Reconstructive Division on June 10, 2011. The total cash consideration received by the Company from Arthrex amounted to $14,586,000, which was comprised of $9,960,000 plus inventory with a value of $2,908,000 and property and equipment with a value of $1,718,000. From this amount, $1,159,000 was deposited with an escrow agent to be held for twelve months for any potential adjustments to the purchase price relating to future adjustments to the value of the inventory and property and equipment and other unasserted claims. The total gain on the sale of the Reconstructive Division assets as of December 31, 2011 amounted to $10,356,000.

On April 4, 2011, the Company entered into and closed an Asset Purchase Agreement with Altus Partners, LLC, a Delaware limited liability company ("Altus"), pursuant to which the Company sold substantially all of the assets of the Spine Division in exchange for cash consideration of $3,000,000 (the "Altus Asset Purchase Agreement"). Pursuant to the terms of the Altus Asset Purchase Agreement, $2,700,000 of the purchase price was paid at the closing and $300,000 was deposited into escrow with an escrow agent for a period of 90 days from the closing date (assuming there are no disputes) to be used for any adjustments to the closing value of the Company's inventory and property and equipment. In September 2011, $240,000 of the escrow amount was released to Altus and $60,000 was released to the Company to settle the adjustments relating to the closing value of the Company's inventory and property and equipment. The Company recorded $240,000 as a reduction of the gain on sale during the year ended December 31, 2011. The total gain on the sale of the Spine Division assets as of December 31, 2011 amounted to $2,046,000.

The total gain associated with the above sales of the assets of the Reconstructive and Spine divisions amounted to $11,846,000, which is presented net of the income tax expense effect of $556,000. During the year ended December 31, 2012, the Company filed its tax return and received an income tax refund of approximately $532,000 relating to the income tax paid on the gain on the sale of the discontinued divisions. As a result, the associated income tax benefit was recorded as a component of the gain on the sale of discontinued Reconstructive and Spine divisions on the accompanying consolidated statements of operations during the year ended December 31, 2012.

Pursuant to the sale transaction with Arthrex, the total aggregate amount remaining in escrow accounts as of December 31, 2011 was $900,000, which is reflected as restricted cash on the accompanying condensed consolidated balance sheets. As of December 31, 2012, there were no amounts remaining in the escrow accounts relating to the sales transaction with Arthrex or Altus.

Total sales associated with the discontinued Reconstructive and Spine Divisions reported as discontinued operations for the year ended December 31, 2012 and 2011, were $0 and $746,000, respectively. The total pretax gain (loss) associated with the discontinued Reconstructive and Spine Divisions, including the discontinued corporate support for those activities, reported as discontinued operations for the years ended December 31, 2012 and 2011 were $104,000 and ($1,552,000), respectively. The pretax gain associated with discontinued operations during the year ended December 31, 2012 resulted from the relief of liabilities associated with the discontinued divisions, net of the write off of remaining accounts receivables believed to be uncollectible. The continuing operations reflected are expenses associated with business insurance, legal and accounting fees that the Company will continue to incur.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to the estimated depreciable lives of property and equipment, share-based payment and the valuation allowance related to deferred income tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The cash and cash equivalents held in the Company's business money market and escrow bank accounts were $13,268,000 and $12,678,000 as of December 31, 2012 and 2011, respectively. The Company's cash and cash equivalents are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2012, the Company bank balances in these bank accounts exceeded the insured amount by $12,969,000. The Company has not experienced any losses related to this concentration of risk.

Accounts Receivable

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance. The Company does not require collateral for trade accounts receivable and has not experienced any significant write-offs. As of December 31, 2012 and 2011, the Company's allowance for doubtful accounts amounted to $0 and $278,000, respectively.

Fair Value of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate. The Company has determined that the book value of the Company's accounts receivable, prepaid expenses, accounts payable and accrued expenses as of December 31, 2012 and 2011 is the approximate fair value.

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

Revenue Recognition

Prior to the Company selling its Reconstructive and Spine Divisions, the Company recognized revenue when it was realizable and earned. The Company considers revenue to be realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Subsequent to the sale of the Reconstructive and Spine Divisions, revenue consists of royalty revenue, which is recorded as the amount becomes known and collectability is reasonably assured.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of December 31, 2012 or 2011.

Net Income Per Share

Basic net income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of December 31, 2012 and 2011, the Company had total options of 385,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of December 31, 2012 and 2011, the Company had 575,613 warrants which were also excluded from the computation because they were anti-dilutive.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no additional events that require disclosure.

Recent Accounting Pronouncements

There are no recently issued accounting standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31.

(In thousands)	2012	2011

Accounts payable	$-	$127
Accrued income taxes	-	556
Accrued professional fees	12	73
	$12	$756

3. STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2012 and 2011, we did not have any preferred stock issued.

4. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes from continuing operations were as follows:

	2012	2011

Statutory federal income tax rate	34%	34%
State taxes, net of federal benefit	-1%	7%
Permanent differences	-7%	-2%
Change in valuation allowance	-26%	-39%
	0%	0%

The Company's provision (benefit) for income tax for the years ended December 31, 2012 and 2011 for discontinued operations amounted to ($532,000) and $556,000, respectively. This provision (benefit) for income tax is reflected as a reduction (increase) of the gain on the sale of the discontinued Reconstructive and Spine Divisions in the accompanying consolidated statements of operations.

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2012	2011

Net operating loss carryforwards	$4,488	$2,452
State income taxes	-	(259)
Allowance for doubful accounts	-	115
Depreciation and amortization	-	2,132
Other	299	185
Total, net	4,787	4,625
Valuation allowance	(4,787)	(4,625)
Deferred tax assets, net	$-	$-

At December 31, 2012, the Company has Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $11,777,388 and $4,851,783, respectively. These NOLs will begin to expire in the year ending December 31, 2028. The Company's NOL in California is currently suspended and is not available for use in 2012. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.

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

At December 31, 2012 and 2011, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions.

The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2012 or 2011.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2006 - 2011.

5. SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and Board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. The total expense recognized during the years ended December 31, 2012 and 2011 in the consolidated statements of operations was $6,000 and $37,000, respectively. There were no options granted during the year's ended December 31, 2012 or 2011.

On June 16, 2010, the Company's stockholders approved the 2010 Equity Incentive Plan, which provided for available awards up to 23,000,000 shares. No awards have been issued pursuant to this plan.

A summary of option activity as of December 31, 2012 and 2011, and changes during the years then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2010	1,961,400	$0.23	7.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,576,400)	0.23	-	-
Outstanding at December 31, 2011	385,000	0.23	6.67	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	385,000	$0.23	5.66	$-

Vested and expected to vest
at December 31, 2012	385,000	$0.23	5.66	$-

Exercisable at December 31, 2012	308,000	$0.23	5.66	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the closing stock price as of the reporting dates less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

As of December 31, 2012, there were 77,000 unvested options and total unrecognized stock-based compensation expense related to these options of approximately $2,000, which is expected to be recognized through August 2013.

The Company has 575,613 warrants outstanding as of December 31, 2012 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

6. LEASE COMMITMENTS

The Company leases its office space in Los Angeles, California under an operating lease that extends through March 2013 at a rate of approximately $1,200 per month. Rent expense for the years ended December 31, 2012 and 2011 amounted to approximately $16,000 and $112,000, respectively.

Future minimum lease payments under are as follows.

Year Ended
December 31,

2013	3,600
Total	$3,600

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer, who is also our interim chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

The determination that our disclosure controls and procedures were not effective as of December 31, 2012 was a result of:

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

Management's Report on Internal Control Over Financial Reporting

Under the direction of our principal executive officer, who is also our interim chief financial officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed to be not effective as of December 31, 2012.

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

Directors:

Name	Age

Andrew A. Brooks, M.D.	51
Jonathan Brooks	49
Stephen Liu, M.D.	53
Thomas H. Morgan	60
Ronald N. Richards, Esq.	46
Steven D. Rubin, Esq.	52
Subbarao Uppaluri, Ph.D.	63

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

Jonathan Brooks. Mr. Brooks was appointed as a director of the company effective August 22, 2011. Mr. Brooks is the primary portfolio manager of JMB Capital Partners Master Fund, L.P. (the "JMB Fund") and the managing partner and managing member of the JMB Fund's investment adviser and general partner, respectively, both of which he founded in 2002. Mr. Brooks served as a director of Maguire Properties, Inc. from July 2008 until July 2009. Mr. Brooks is the brother of Dr. Andrew Brooks, the Company's Chief Executive Officer.

Mr. Brooks brings extensive leadership and business experience to the Board. As the Company evaluates its future business and investment opportunities, Mr. Brooks financial and business expertise will prove valuable to the Company in evaluating potential transactions.

Stephen Liu, M.D. Dr. Liu has served as a director of our company since April 2010. Dr. Liu currently serves as Chairman and Chief Executive Officer of IFG MEDIA Inc., a visual health content provider for consumers in Asia, as well as Chief Executive Officer of Arrin Corporation, a publicly traded shell company with no operations. From September 2000 through September 2008, Dr. Liu served as Chairman of InterBusiness Bank and from 1992 until 2006, Dr. Liu served on the faculty of the UCLA School of Medicine and was a team physician staff member for UCLA athletics for 8 years. Between 1994 and 2000, Dr. Liu provided clinical advisory services to several health related organizations. Dr. Liu graduated from the University of Southern California School of Medicine, and trained as an orthopedic surgeon specializing in Sports Medicine.

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

Steven D. Rubin, Esq. Mr. Rubin has served as a director of our company since September 2008. Mr. Rubin has served as the Executive Vice President of OPKO Health, Inc. ("OPKO") since May 2007 and a director of OPKO since February 2007. Mr. Rubin also currently serves on the board of directors of SafeStitch Medical, Inc., a medical device company, Non-Invasive Monitoring Systems, Inc., a medical device company ("NIMS"), PROLOR Biotech, Inc., a developmental stage biopharmaceutical company, Neovasc, Inc., a company developing and marketing medical specialty vascular devices ("Neovasc"), Kidville, Inc., which operates upscale learning and play facilities for children ("Kidville"), Castle Brands, Inc., a marketer of premium spirits, , and Tiger Media, Inc, (fka SearchMedia Holdings Limited), a multi-platform billboard and in-elevator advertising company in China. Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin was previously a director of Ideation Acquisition Corp. and Dreams, Inc., a vertically integrated sports licensing and products company.

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

Subbarao Uppaluri, Ph.D. Dr. Uppaluri has served as a director of our company since September 2008. Dr. Uppaluri currently serves as a consultant and previously served as Senior Vice President and Chief Financial Officer of OPKO from May 2007 to June 2012. Dr. Uppaluri served as Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Kidville and NIMS. Dr. Uppaluri previously served on the board of directors of Ideation Acquisition Corp., OPKO and Winston Pharmaceuticals Inc.

Dr. Uppaluri brings extensive leadership, business, and accounting experience, as well as tremendous knowledge of the pharmaceutical industry generally, to the Board. His experience as the former chief financial officer of OPKO and as a board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Executive Officers

The following individual is currently our only executive officer.

Name	Age	Position

Andrew A. Brooks, M.D.	51	Chairman of the Board and Chief Executive and Financial Officer

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for the fiscal year ended December 31, 2012 ("Fiscal 2012") were complied with, except for one Form 4 for Dr. Andrew Brooks related to a purchase of our common stock on December 26, 2012 which was filed late on January 2, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of compensation awarded to, earned by or paid to the named executive officers of the company.

Name and					Option	All Other
Principal Position (1)	Year	Salary ($)		Bonus ($)	Awards ($)	Compensation ($)		Total ($)

Andrew A. Brooks	2012	-	(2)	-	-	8,593	(3)	8,593
Chairman of the Board and Chief Executive and Financial Officer	2011	-		-	-	-		-

(1)

There were no executive officers of the Company who served as executive officers during any time in 2011 that earned in excess of $100,000 of compensation for 2011. As provided in the instructions to Item 402(m) of Regulation S-K, we are required to disclose the compensation of the principal executive officer even if it does not exceed $100,000.

(2)

Dr. Brooks did not receive any compensation for the years ended December 31, 2012 or 2011. Dr. Brooks agreed to forego his salary subsequent to October 1, 2010 based on the Company's financial condition and as a cost reduction measure.

(3)	Represents $8,593 in reimbursement of health insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of	Number of	Equity Incentive					Equity Incentive	Equity Incentive
	Securities	Securities	Plan Awards:			Number of	Market Value	Plan Awards:	Plan Awards:
	Underlying	Underlying	Number of Securities			Shares or	of Shares or	Number of Unearned	Market or Payout
	Unexercised	Unexercised	Underlying Unexercised	Option	Option	Units of Stock	Units of Stock	Shares, Units or Other	Value of Unearned
	Options(#)(1)	Options (#) (1)	Unearned	Exercise	Expiration	That Have Not	That Have Not	Rights That Have	Shares, Units, or Other
Name	Exercisable	Unexercisable	Options (#)	Price($)	Date	Vested(#)	Vested ($)	Not Vested (#)	Rights Not Vested ($)

Andrew A. Brooks,	180,000	45,000	-	$0.23	8/29/2018	-	-	-	-
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

As of December 31, 2012, all non-employee directors, except Dr. Liu and Jonathan Brooks, hold an option to purchase 40,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors under the Company's compensation plans and arrangements as of the fiscal year ended December 31, 2012.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 22, 2013, by (i) each director, (ii) each named executive officer identified in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each stockholder identified as beneficially owning greater than 5% of our common stock. Except as otherwise indicated below, each person named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned by that person, except to the extent that authority is shared by spouses under applicable law. To our knowledge, none of the shares reported below are pledged as security.

For purposes of the following tables, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 22, 2013 upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 230,293,141 shares of common stock outstanding on March 15, 2012. None of the stockholders listed below have any options, warrants or other derivative securities with respect to our common stock that are convertible or exercisable within 60 days from March 15, 2012, unless indicated otherwise below.

	Amount and Nature of
Directors and Officers	Beneficial Ownership (1)		Percent of Class

Andrew A. Brooks, M.D.	63,456,394	(2)	27.6%
Jonathan Brooks	34,255,292	(3)	14.9%
Stephen Liu, M.D.	2,800,000	(4)	1.2%
Thomas H. Morgan	7,910,885		3.4%
Ronald N. Richards, Esq.	699,205		*
Steven D. Rubin	134,822		*
Subbarao Uppaluri, Ph.D.	428,592		*

All directors and executive officers as a group (7 persons)	109,685,190		47.6%

*Indicates ownership of less than 1%.

(1) Includes currently exercisable options to purchase shares of common stock held by the directors and executive officers as follows: Dr. Brooks - 180,000; Mr. Morgan - 32,000; Mr. Richards - 32,000; Mr. Rubin - 32,000 and Mr. Uppaluri - 32,000.

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

Other 5% or More Stockholders	Number and Nature of Beneficial Ownership	Percent of Class
Frost Gamma Investments Trust (1)	33,445,596	14.5%

(1) The business address of Frost Gamma Investments Trust is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137. Phillip Frost, M.D. is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee reviews and approves transactions in which the company was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2012, no related party transaction occurred where this process was not followed.

Determining Director Independence

The Board of Directors previously undertook a review of each director's independence. During this review, the Board of Directors considered transactions and relationships between each director or any member of his or her immediate family and us and our subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under applicable laws and regulations and the NYSE Amex listing standards. As a result of our review of the relationships of each of the members of the Board of Directors, the Board of Directors affirmatively determined that a majority of our directors, specifically Stephen Liu, Thomas H. Morgan, Steven D. Rubin, Ronald N. Richards and Subbarao Uppaluri are "independent" directors within the meaning of the listing standards of NYSE Amex and applicable law. Mr. Jon Brooks is the brother of our CEO, Dr. Andrew Brooks.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Anton Chai, LLP, our current independent registered public accounting firm, and Marcum LLP, our previous independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2011 for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal 2012	Fiscal 2011
Audit fees	$50,259	$158,228
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

	$50,259	$158,228

We did not have any audit related fees, tax fees or other fees during Fiscal 2012 or Fiscal 2011.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements of Tiger X Medical, Inc. are incorporated by reference in Part II:

Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Accounting Firms
Consolidated Balance Sheets
Consolidated Statement of Operations
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements including the notes hereto.

(a)(3) Exhibits Required by Item 601 of Regulation S-K:

INDEX TO EXHIBITS
Exhibit Number	Description
2.1(1)	Asset Purchase Agreement, dated January 24, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Arthrex, Inc.
2.2(2)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Arthrex, Inc.
2.3(3)	Asset Purchase Agreement, dated April 4, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Altus Partners, LLC.
3.1(4)	Amended and Restated Certificate of Incorporation.
3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.4(7)	Amended and Restated Bylaws.
10.1*(8)	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan.
10.2*(9)	Form of Cardo Medical, LLC (nka Tiger X Medical, LLC) Nonstatutory Option Agreement.
10.3(9)	Form of Indemnification Agreement for officers and directors.
10.4(10)	Form of Registration Rights Agreement, dated October 27, 2009, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.) and the several purchasers signatory thereto.
10.5*(11)	Cardo Medical, Inc. (nka Tiger X Medical, Inc.) 2010 Equity Incentive Plan
10.6(12)	Secured Promissory Note by the Company in Favor of Jon Brooks, dated November 2, 2010.
10.7(12)	Security Agreement between the Company and Jon Brooks, dated November 2, 2010.
10.8(12)	Secured Promissory Note by the Company in Favor of Earl Brien, dated November 4, 2010.
10.9(12)	Security Agreement between the Company and Earl Brien, dated November 4, 2010.
10.10(2)	Secured Promissory Note by Cardo Medical, Inc. (nka Tiger X Medical, Inc.) and Cardo Medical, LLC (nka Tiger X Medical, LLC) in favor of Arthrex, Inc. dated March 18, 2011.
21.1(9)	Subsidiaries of Tiger X Medical, Inc.
31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Financial Officer
32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.
*	Management compensation plan or agreement.
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
Dated: March 22, 2013

/s/ Andrew A. Brooks
Andrew A. Brooks Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer	March 22, 2013
Andrew A. Brooks	and Interim Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Jonathan Brooks	Director	March 22, 2013
Jonathan Brooks

/s/ Stephen Liu	Director	March 22, 2013
Stephen Liu

/s/ Thomas H. Morgan	Director	March 22, 2013
Thomas H. Morgan

/s/ Ronald N. Richards	Director	March 22, 2013
Ronald N. Richards

/s/ Steven D. Rubin	Director	March 22, 2013
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	March 22, 2013
Subbarao Uppaluri