Form 10-Q
period 2013-03-31
Tiger X Medical, Inc.
filed 2013-05-10
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
YES    ☐        NO    ☒

As of May 10, 2013, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

Table of Contents		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2013 and 2012 and the period from January 1, 2013 to March 31, 2013	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2013 and 2012 and the period from January 1, 2013 to March 31, 2013	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Dosclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II — OTHER INFORMATION		13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

Exhibit Index

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$13,254	$13,268
Prepaid expenses and other current assets	21	33
Total assets	$13,275	$13,301

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$10	$12
Total liabilities	10	12

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of March 31, 2013 (unaudited)
and December 31, 2012	230	230
Additional paid-in capital	25,767	25,766
Deficit accumulated during the development stage	(25)	-
Accumulated deficit	(12,707)	(12,707)
Total stockholders' equity	13,265	13,289
Total liabilities and stockholders' equity	$13,275	$13,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

			For the Period from
	Three Months Ended		January 1, 2013 to
	March 31,		March 31,
	2013	2012	2013

Revenue	$38	$11	$38
Cost of revenue	-	-	-
Gross profit	38	11	38
General and administrative expenses	64	69	64
Loss from operations	(26)	(58)	(26)
Interest income	1	3	1
Loss before income tax provision	(25)	(55)	(25)
Provision for income taxes	-	-	-
Net loss	$(25)	$(55)	$(25)

Net loss per share:
Basic and diluted	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			For the Period from
	Three Months Ended		January 1, 2013 to
	March 31,		March 31,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(25)	$(55)	$(25)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	1	2	1
Changes in operating assets and liabilities:
Accounts receivable	-	43	-
Prepaid expenses and other current assets	12	29	12
Accounts payable and accrued expenses	(2)	(45)	(2)
Net cash used in operating activities	(14)	(26)	(14)

Net change in cash	(14)	(26)	(14)
Cash, beginning of period	13,268	12,678	13,268
Cash, end of period	$13,254	$12,652	$13,254

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$26	$-	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices.

During 2010, the Company discontinued its operations and sold the assets from its previous business lines during 2011. Beginning on January 1, 2013, the Company became classified as a development stage entity. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, as well as continuing to promote our former products sold to Arthrex and seek a joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company will also be evaluating future investment opportunities and uses for its cash.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 22, 2013.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Tiger X Medical, Inc., Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended March 31, 2013 and 2012, the Company received total royalty payments of $38,000 and $11,000, respectively, from Arthrex and reflected this payment as revenue on the accompanying condensed consolidated statements of operations.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to share-based payments and deferred income tax assets. Given the short operating history of Tiger X, actual results could differ from those estimates.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2013 (unaudited) or December 31, 2012.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and escrow bank accounts are with local and national banking institutions and subjected to FDIC current limits of $250,000 per banking institution. As of March 31, 2013, the Company bank balances in these bank accounts exceeded the insured amount by $12,997,849.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in the Company. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. The weighted average grant date fair value of options granted was $0.13 per option. Stock option compensation recognized for the three months ended March 31, 2013 and 2012 in the accompanying condensed consolidated statements of operations amounted to $1,000 and $2,000, respectively.

As a result of the sale of substantially all of the Company's assets in the second quarter of 2011, other than the CEO, the Company no longer has any employees. As a result, the only options expected to vest are those held by the Company's Board of Directors and CEO. As a result, the estimated forfeiture rate has been adjusted to 75.6%.

A summary of stock option activity as of March 31, 2013, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	385,000	$0.23	5.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2013 (unaudited)	385,000	$0.23	5.42	$-

Vested and expected to vest
at March 31, 2013 (unaudited)	385,000	$0.23	5.42	$-

Exercisable at March 31, 2013 (unaudited)	308,000	$0.23	5.42	$-

The Company had 575,613 warrants outstanding as of March 31, 2013 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of March 31, 2013 and December 31, 2012, we did not have any preferred stock issued.

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

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. During 2010, we discontinued our operations and sold the assets from our previous business lines during 2011. Beginning on January 1, 2013, the Company became classified as a development stage entity. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, as well as continuing to promote our former products sold to Arthrex and seek a joint venture partner or buyer for the remaining intellectual property owned by the Company. We will also be evaluating future investment opportunities and uses for its cash.

We are headquartered in Los Angeles, California. Our common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board with a trading symbol of CDOM.OB.

Critical Accounting Policies

Use of Estimates

Financial statements prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to share-based payments, and deferred income tax assets. Given the short operating history of Tiger X, actual results could differ from those estimates.

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended March 31, 2013 and 2012, the Company received total royalty payments of $38,000 and $11,000, respectively, from Arthrex and reflected this payment as revenue on the accompanying condensed consolidated statements of operations.

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

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012.

The following is a comparison of the consolidated results of operations for Tiger X for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012	$ Change

Revenue	$38	$11	$27
Cost of revenue	-	-	-
Gross profit	38	11	27
General and administrative expenses	64	69	(5)
Loss from operations	(26)	(58)	32
Interest income	1	3	(2)
Loss before income tax provision	(25)	(55)	30
Provision for income taxes	-	-	-
Net loss	$(25)	$(55)	$30

Revenues

Revenues amounted to $38,000 for the quarter ended March 31, 2013 as compared to $11,000 for the quarter ended March 31, 2012. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during the 2013 is the result of increased sales of the product line. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2013 decreased by $5,000 as compared to the same period in 2012. General and administrative expenses primarily represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The expenses during 2013 remained consistent with 2012, as our operations were consistent between those two periods. In the future, we expect our general and administrative expenses to remain at the same level.

Interest Income

During the quarter ended March 31, 2013, we had interest income of $1,000 as compared to $3,000 in 2012. We had no interest expense in 2013 or 2012, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash used in operating activities was $14,000 for the three months ended March 31, 2013 compared to $26,000 for the same period in 2012. Our overall operating costs were consistent in 2013 and 2012, as our operations primarily relate to the collection and management of our royalty income, as well as continuing to promote our former products and seeking a joint venture partner or buyer for the remaining intellectual property in both periods. Our cash used in operations during 2013 was lower than 2012, as we had an increase in royalty revenue of approximately $27,000 during 2013.

We had no cash flows from investing or financing activities during the three months ended March 31, 2013 or 2012.

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

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 22, 2013.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

The determination that our disclosure controls and procedures were not effective as of March 31, 2013 are a result of:

  the departure of the former Chief Financial Officer in late June 2011;
  the fact that we no longer have significant operations and as a result have eliminated our internal accounting and financial department; and
  insufficient segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIGER X MEDICAL, INC.

May 10, 2013	By:	/s/ Andrew A. Brooks
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