Form 10-Q
period 2013-09-30
Tiger X Medical, Inc.
filed 2013-11-01
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
YES    ☐        NO    ☒

As of November 1, 2013, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

Table of Contents		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2013 and 2012 and the period from January 1, 2013 to September 30, 2013	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2013 and 2012 and the period from January 1, 2013 to September 30, 2013	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II — OTHER INFORMATION		11

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

Exhibit Index

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$13,263	$13,268
Prepaid expenses and other current assets	45	33
Total assets	$13,308	$13,301

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$3	$12
Total liabilities	3	12

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 issued and outstanding as of September 30, 2013 (unaudited)
and December 31, 2012	230	230
Additional paid-in capital	25,768	25,766
Earnings accumulated during the development stage	14	-
Accumulated deficit	(12,707)	(12,707)
Total stockholders' equity	13,305	13,289
Total liabilities and stockholders' equity	$13,308	$13,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

					For the Period from
	Three Months Ended		Nine Months Ended		January 1, 2013 to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Royalty income	$71	$19	$178	$47	$178
General and administrative expenses	45	102	172	320	172
Income (loss) from operations	26	(83)	6	(273)	6
Interest income	4	2	8	8	8
Income (loss) before income tax provision	30	(81)	14	(265)	14
Provision for income taxes	-	-	-	-	-
Income (loss) from continuing operations	30	(81)	14	(265)	14
Discontinued operations
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	-	532	-	532	-
Net income	$30	$451	$14	$267	$14

Net income per share:
Basic and diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$-
Total	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			For the Period from
	Nine Months Ended		January 1, 2013 to
	September 30,		September 30,
	2013	2012	2013

Cash flows from operating activities
Net income	$14	$267	$14
Adjustments to reconcile net income to net cash used in operating activities:
Stock option compensation	2	5	2
Changes in operating assets and liabilities:
Accounts receivable	-	43	-
Income tax receivable	-	(532)
Prepaid expenses and other current assets	(12)	77	(12)
Accounts payable and accrued expenses	(9)	(615)	(9)
Net cash used in operating activities	(5)	(755)	(5)

Cash flows from investing activities
Decrease in restricted cash	-	900	-
Net cash provided by investing activities	-	900	-

Net change in cash	(5)	145	(5)
Cash, beginning of period	13,268	12,678	13,268
Cash, end of period	$13,263	$12,823	$13,263

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$26	$553	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., a corporation organized and existing under and by the virtue of the General Corporation Law of the State of Delaware, previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices.

During 2010, the Company discontinued its operations and sold the assets from its previous business lines during 2011. Beginning on January 1, 2013, the Company became classified as a development stage entity. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"), as well as continuing to promote our former products sold to Arthrex and seeking a joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company will also be evaluating future investment opportunities and uses for its cash.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three and nine months ended September 30, 2013, the Company received total royalty payments of $71,000 and $178,000, respectively, from Arthrex. During the three and nine months ended September 30, 2012, the Company received total royalty payments of $19,000 and $47,000, respectively. These amounts are reflected as royalty income on the accompanying condensed consolidated statements of operations.

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

Revenue Recognition

The Company's revenue consists of royalty income from Arthrex pursuant to the Arthrex Asset Purchase Agreement. Royalty income is recognized as the amount becomes known and collectability is reasonably assured.

Net Income Per Share

Basic net income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares using various methods such as the treasury stock or modified treasury stock method in the determination of diluted shares outstanding at each reporting period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares are included in the computation of any diluted per share amount because their impact was anti-dilutive.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2013 (unaudited) or December 31, 2012.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and other bank accounts are with local and national banking institutions and subjected to FDIC insurance limits of $250,000 per banking institution. As of September 30, 2013, the Company's balances in these bank accounts exceeded the insured amount by $12,965,872.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

On August 29, 2008, the Company issued options to certain employees and Board members to purchase membership units in the Company. The options give the grantees the right to purchase up to 2,398,400 shares of the Company's common stock at an exercise price of $0.23 per share. The options vest 20% each year over a five-year period and expire after ten years. Stock option compensation recognized for the nine months ended September 30, 2013 and 2012 in the accompanying condensed consolidated statements of operations amounted to $2,000 and $5,000, respectively.

A summary of stock option activity as of September 30, 2013, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2012	385,000	$0.23	5.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2013 (unaudited)	385,000	$0.23	4.92	$-

Vested and expected to vest
at September 30, 2013 (unaudited)	385,000	$0.23	4.92	$-

Exercisable at September 30, 2013 (unaudited)	385,000	$0.23	4.92	$-

The Company had 575,613 warrants outstanding as of September 30, 2013 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of September 30, 2013 and December 31, 2012, we did not have any preferred stock issued.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex, Inc. ("Arthrex") (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three and nine months ended September 30, 2013, the Company received total royalty payments of $71,000 and $178,000, respectively, from Arthrex. During the three and nine months ended September 30, 2012, the Company received total royalty payments of $19,000 and $47,000, respectively. These amounts are reflected as revenue on the accompanying condensed consolidated statements of operations.

Revenue Recognition

The Company's revenue consists of royalty income from Arthrex pursuant to the Arthrex Asset Purchase Agreement. Revenue is recognized as the amount becomes known and collectability is reasonably assured.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,
(In thousands)	2013	2012	$ Change

Revenue income	$71	$19	$52
General and administrative expenses	45	102	(57)
Income (loss) from operations	26	(83)	109
Interest income	4	2	2
Income (loss) from continuing operations	30	(81)	111
Discontinued operations
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	-	532	(532)
Net income	$30	$451	$(421)

Royalty income

Royalty income amounted to $71,000 for the quarter ended September 30, 2013 as compared to $19,000 for the quarter ended September 30, 2012. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2013 is the result of Arthrex's increased sales of the acquired product line. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2013 decreased by $57,000 as compared to the same period in 2012 due primarily to higher business insurance expenses in 2012, as well as higher professional services related to tax issues in 2012. General and administrative expenses primarily represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. In the future, we expect our general and administrative expenses to remain at the same level as 2013.

Interest Income

During the quarter ended September 30, 2013, we had interest income of $4,000, which represented an increase of $2,000 from the same period in 2012 due to a higher average cash balance outstanding. We had no interest expense in 2013 or 2012, as there was no debt outstanding during this timeframe.

Results of Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
(In thousands)	2013	2012	$ Change

Royalty income	$178	$47	$131
General and administrative expenses	172	320	(148)
Income (loss) from operations	6	(273)	279
Interest income	8	8	-
Income (loss) from continuing operations	14	(265)	279
Discontinued operations
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes	-	532	(532)
Net income	$14	$267	$(253)

Royalty income

Royalty income amounted to $178,000 for the nine months ended September 30, 2013 as compared to $47,000 for the same period in 2012. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during the 2013 is the result of Arthrex's increased sales of the acquired product line. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 decreased by $148,000 as compared to the same period in 2012 due to greater business insurance expenses in 2012, as well as greater professional services related to tax issues in 2012. General and administrative expenses primarily represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. In the future, we expect our general and administrative expenses to remain at the same level as 2013.

Interest Income

During the nine months ended September 30, 2013, we had interest income of $8,000. This is consistent with 2012 as our cash levels were consistent during both periods. We had no interest expense in 2013 or 2012, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash used in operating activities was $5,000 for the nine months ended September 30, 2013 compared to net cash used in operating activities of $755,000 for the same period in 2012. The significant change between years was primarily due to a payment for income taxes of $556,000 in 2012, which did not recur in 2013. During 2013, our royalty revenue increased by $131,000 as compared to 2012. Our overall operating costs in 2013 also decreased by $148,000 as compared to 2012.

We had no cash flows from investing activities during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we had cash provided by investing activities of $900,000, which represented a decrease in restricted cash from the restrictions being removed on the cash held in escrow associated with the sale of the Reconstructive Division.

We had no cash flows from financing activities during the nine months ended September 30, 2013 or 2012.

We believe our cash and cash equivalents as of September 30, 2013 are adequate to meet our cash needs for the next twelve months and beyond.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

The determination that our disclosure controls and procedures were not effective as of September 30, 2013 is a result of:

  the departure of the former Chief Financial Officer in late June 2011;

  the fact that we no longer have significant operations and as a result have eliminated our internal accounting and finance department; and

  insufficient segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIGER X MEDICAL, INC.

November 1, 2013	By:	/s/ Andrew A. Brooks
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