Form 10-K
period 2013-12-31
Tiger X Medical, Inc.
filed 2014-03-24
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

       ☒ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2013

       ☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ________to _________

Commission File No.  0-21419
TIGER X MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2753988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2934½ Beverly Glen Circle, Suite #203, Los Angeles, CA 90077
(Address of principal executive offices) (zip code)

(310) 987-7345
(Registrant's telephone number, including area code)
10900 Wilshire Boulevard, Suite #1500, Los Angeles, CA 90024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2013, was $7,000,000.

As of March 24, 2014 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TIGER X MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2013
TABLE OF CONTENTS

i

Item 1. Business

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. As discussed below, in January 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex, Inc ("Arthrex"). We completed the sale of the Reconstructive Division assets during the second quarter of 2011. Additionally, we completed the sale of substantially all of the assets in the Spine Division in April 2011. Our current operations consist of the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex and seeking a joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company is also evaluating future investment opportunities and uses for its cash.

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

Employees

As of December 31, 2013, other than Andrew Brooks who serves as our Chief Executive Officer and Acting Chief Financial Officer, and who receives no salary for such positions, we have no full time employees.

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

We are evaluating future investment opportunities and uses for our cash. We may in the future elect to acquire another entity or invest the net proceeds from the sale of the Reconstructive Division assets and/or our Spine Division assets in such manner as is determined by our Board of Directors and management. In order to consummate any future investment opportunity, we may need to secure additional funds. We cannot assure you that debt or equity financing, if and when required, will be available. Prior to agreeing to the sale of the Reconstructive Division assets, we were pursuing efforts to secure additional funding for our business, but we were not successful. The market for debt and equity financing is challenging and the additional financing that we may require in the future may not be available at all or, if available, may be on terms unfavorable to us and our stockholders, and could substantially dilute current ownership interests.

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

Potential future product liability claims and other litigation, including contract litigation, may adversely affect our future results and prospects.

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

The market price of our common stock has historically been highly volatile and has fluctuated between $0.06 and $0.20 since the sale of substantially all of our Reconstructive Division assets and Spine Division assets. The market price of our common stock is subject to wide fluctuations in response to the following factors, many of which are generally beyond our control. These factors may include:

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

Our common stock is considered a "penny stock" if, among other things, the stock price is below $5.00 per share (our shares of common stock have been trading at between $0.06 and $0.20 since the sales of substantially all of our Reconstructive Division assets and Spine Division assets), we are not listed for trading on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange (we are currently traded on the Over-the-Counter Bulletin Board), or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker also must give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In addition, broker-dealers must provide customers that hold penny stock in their accounts with that broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

As of March 15, 2014, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 61% of our outstanding voting securities, of which approximately 42% is owned by Andrew Brooks, our CEO and acting CFO, and his brother, Jon Brooks. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we had no leased office space. The business is operated out of Los Angeles, California and is managed remotely. We believe our current facility arrangement is adequate for our needs.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CDOM.OB." The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2013 and 2012, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First Quarter	$0.11	$0.06
Second Quarter	$0.08	$0.06
Third Quarter	$0.11	$0.07
Fourth Quarter	$0.10	$0.06

Fiscal Year 2013
First Quarter	$0.13	$0.06
Second Quarter	$0.10	$0.07
Third Quarter	$0.14	$0.07
Fourth Quarter	$0.17	$0.08

As of March 24, 2014, there were approximately 215 registered holders of record of the common stock.

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

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. As discussed below, in 2011 we entered into an asset purchase agreement to sell substantially all of our assets in the Reconstructive Division to Arthrex, Inc. ("Arthrex"). Additionally, we completed the sale of substantially all of the assets in the Spine Division in 2011. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, as well as continuing to promote our former products sold to Arthrex and seek a joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company will also be evaluating future investment opportunities and uses for its cash.

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

Discontinued Operations

In 2011, the Company sold substantially all of its assets from its Reconstructive and Spine Divisions. The Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the years ended December 31, 2013 and 2012, the Company received total royalty payments of $268,000 and $62,000, respectively, from Arthrex and reflected this payment as royalty income on the accompanying consolidated statements of operations.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

The following are the consolidated results of our operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	Years Ended
	December 31,
(In thousands)	2013	2012	$ Change

Royalty income	$268	$62	$206

General and administrative expenses	259	401	(142)
Income (loss) from operations	9	(339)	348
Interest income	10	8	2
Income (loss) from continuing operations	19	(331)	350
Discontinued operations (Note 1), net of income taxes
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes (benefit) of $0 and ($532), respectively	-	532	(532)
Gain from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	-	104	(104)
Net income from discontinued operations	-	636	(636)
Net income	$19	$305	$(286)

Royalty income

Royalty income amounted to $268,000 for the year ended December 31, 2013 compared with $62,000 for 2012. Royalty income represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during the 2013 is the result of Arthrex's increased sales of the acquired product line. In the future, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013 decreased by $142,000 as compared to the year ended December 31, 2012. General and administrative expenses represent our continuing operating expenses associated with remaining a public company, including business insurance expense and professional fees such as legal, accounting and audit services. The primary reason for the decrease in expenses during 2013 relates to a decrease in outside accounting and legal fees of approximately $116,000 as compared to 2012. Our insurance expense also decreased by approximately $47,000 during 2013 due to increased product liability insurance limits we were required to maintain in prior years in conjunction with the sale of the Reconstructive and Spine assets. In the future, we expect our legal and other professional fees to remain at a reduced level.

Interest Income

During the year ended December 31, 2013, we had interest income of $10,000, which represented a $2,000 increase as compared to 2012 due to higher average cash balances outstanding. We had no interest expense in 2013 or 2012, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash provided by operating activities was $27,000 for the year ended December 31, 2013 compared to net cash used in operating activities of $310,000 for 2012. Our cash provided by operations improved during 2013 primarily due to our royalty revenue increasing by $206,000 as compared to 2012. Our overall operating costs in 2013 also decreased by $142,000 as compared to 2012.

We had no cash flows from investing activities during the year ended December 31, 2013. During the year ended December 31, 2012, we had cash provided by investing activities of $900,000, which represented a decrease in restricted cash from the restrictions being removed on the cash held in escrow associated with the sale of the Reconstructive Division.

We had no cash flows from financing activities during the year ended December 31, 2013 or 2012.

We believe our cash balances of $13,295,000 as of December 31, 2013 are adequate to meet our cash needs for the next twelve months and beyond.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

We currently have no contractual obligations.

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

Tiger X Medical, Inc.

For the Years Ended December 31, 2013 and 2012

Documents filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Accounting Firm for the years ended December 31, 2013 and 2012

Financial Statements

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Tiger X Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Tiger X Medical, Inc. (the "Company") as of December 31, 2013 and 2012, and their related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger X Medical, Inc. as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 17, 2014

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2013	2012

Assets

Current assets
Cash	$13,295	$13,268
Prepaid expenses and other current assets	33	33
Total assets	$13,328	$13,301

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$18	$12
Total liabilities	18	12

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 shares issued and outstanding as of December 31, 2013 and 2012	230	230
Additional paid-in capital	25,768	25,766
Earnings accumulated during the development stage	19	-
Accumulated deficit	(12,707)	(12,707)
Total stockholders' equity	13,310	13,289
Total liabilities and stockholders' equity	$13,328	$13,301

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

			For the Period from
	Years Ended		January 1, 2013 to
	December 31,		December 31,
	2013	2012	2013

Royalty income	$268	$62	$268

General and administrative expenses	259	401	259
Income (loss) from operations	9	(339)	9
Interest income	10	8	10
Income (loss) from continuing operations	19	(331)	19
Discontinued operations (Note 1), net of income taxes
Gain from sale of discontinued Reconstructive and Spine Divisions, net of income taxes (benefit) of $0 and ($532), respectively	-	532	-
Gain from operations of discontinued Reconstructive and Spine Divisions, net of income taxes	-	104	-
Net income from discontinued operations	-	636	-
Net income	$19	$305	$19

Net income per share:
Basic and diluted
Continuing operations	$-	$-
Discontinued operations	$-	$-
Total	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

					Earnings
				Note	Accumulated
			Additional	Receivable	During
	Common Stock		Paid-in	from	Development	Accumulated
	Shares	Amount	Capital	Stockholder	Stage	Deficit	Total

Balance, December 31, 2011	230,293,141	$230	$25,810	$(50)	$-	$(13,012)	$12,978

Stock option compensation	-	-	6	-	-	-	6
Reclassification of note receivable from stockholder	-	-	(50)	50	-	-	-
Net income	-	-	-	-	-	305	305
Balance, December 31, 2012	230,293,141	230	25,766	-	-	(12,707)	13,289

Stock option compensation	-	-	2	-	-	-	2
Net income	-	-	-	-	19	-	19
Balance, December 31, 2013	230,293,141	$230	$25,768	$-	$19	$(12,707)	$13,310

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			For the Period from
	Years Ended		January 1, 2013 to
	December 31,		December 31,
	2013	2012	2013

Cash flows from operating activities
Net income	$19	$305	$19
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option compensation	2	6	2
Provision for allowance for doubtful accounts	-	24	-
Changes in operating assets and liabilities:
Accounts receivable	-	43	-
Prepaid expenses and other current assets	-	56	-
Accounts payable and accrued expenses	6	(744)	6
Net cash provided by (used in) operating activities	27	(310)	27

Cash flows from investing activities
Decrease in restricted cash	-	900	-
Net cash provided by investing activities	-	900	-

Net increase in cash	27	590	27
Cash, beginning of year	13,268	12,678	13,268
Cash, end of year	$13,295	$13,268	$13,295

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$26	$-	$26

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices.

During 2010, the Company discontinued its operations and sold the assets from its previous business lines during 2011. Beginning on January 1, 2013, the Company became classified as a development stage entity. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex Inc. ("Arthrex"), as well as continuing to promote our former products sold to Arthrex and seeking a joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company will also be evaluating future investment opportunities and uses for its cash.

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

Discontinued Operations

In 2011, the Company sold substantially all of its assets from its Reconstructive and Spine Divisions. The Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the years ended December 31, 2013 and 2012, the Company received total royalty payments of $268,000 and $62,000, respectively, from Arthrex and reflected this payment as royalty income on the accompanying consolidated statements of operations.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash and cash equivalents are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2013 and 2012, the Company bank balances in these bank accounts exceeded the insured amount by $13,053,000 and $12,969,000, respectively. The Company has not experienced any losses related to this concentration of risk.

Fair Value of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate. The Company has determined that the book value of the Company's prepaid expenses and other current assets, accounts payable and accrued expenses as of December 31, 2013 and 2012 is the approximate fair value.

Share-Based Payment

The Company recognizes equity-based compensation using the fair value of stock option awards on the date of grant using an option-pricing model. Accordingly, compensation cost for stock options is calculated based on the fair value at the time of the grant and is recognized as expense over the vesting period of the instrument in general and administrative expense in the accompanying consolidated statements of operations. There were no stock option awards granted during the years ended December 31, 2013 or 2012.

Revenue Recognition

Revenue consists of royalty income, which is recorded as the amount becomes known and collectability is reasonably assured.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of December 31, 2013 or 2012.

Net Income Per Share

Basic net income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of December 31, 2013 and 2012, the Company had total options of 385,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of December 31, 2013 and 2012, the Company had 575,613 warrants which were also excluded from the computation because they were anti-dilutive.

Recent Accounting Pronouncements

There are no recently issued accounting standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

2. STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2013 and 2012, we did not have any preferred stock issued.

3. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes from continuing operations were as follows:

	2013	2012

Statutory federal income tax rate	34%	34%
State taxes, net of federal benefit	0%	-1%
Permanent differences	1%	-7%
Change in valuation allowance	-35%	-26%
	0%	0%

The Company's benefit from income tax for the years ended December 31, 2013 and 2012 for discontinued operations amounted to $0 and ($532,000), respectively. This income tax benefit is reflected as an increase to the gain on the sale of the discontinued Reconstructive and Spine Divisions in the accompanying consolidated statements of operations.

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2013	2012

Net operating loss carryforwards	$4,476	$4,488
Other	299	299
Total, net	4,775	4,787
Valuation allowance	(4,775)	(4,787)
Deferred tax assets, net	$-	$-

At December 31, 2013, the Company has Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $11,751,000 and $5,443,000, respectively. These NOLs will begin to expire in the year ending December 31, 2028. The Company's NOL in California is currently suspended and is not available for use in 2013. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.

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

At December 31, 2013 and 2012, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions.

The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2013 or 2012.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2006 - 2012.

4. SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and Board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of December 31, 2013, there were no unvested options. The total expense recognized during the years ended December 31, 2013 and 2012 in the consolidated statements of operations was $2,000 and $6,000, respectively. There were no options granted during the year's ended December 31, 2013 or 2012.

On June 16, 2010, the Company's stockholders approved the 2010 Equity Incentive Plan, which provided for available awards up to 23,000,000 shares. No awards have been issued pursuant to this plan.

A summary of option activity as of December 31, 2013 and 2012, and changes during the years then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2011	385,000	$0.23	6.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	385,000	0.23	5.66	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2013	385,000	$0.23	4.66	$-

Vested and expected to vest
at December 31, 2013	385,000	$0.23	4.66	$-

Exercisable at December 31, 2013	385,000	$0.23	4.66	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the closing stock price as of the reporting dates less the exercise price, multiplied by the number of options that have an exercise price that is less than the closing stock price.

The Company has 575,613 warrants outstanding as of December 31, 2013 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer, who is also our interim chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

The determination that our disclosure controls and procedures were not effective as of December 31, 2013 was a result of:

  the Company not having a full time Chief Financial Officer since June 2011;
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Under the direction of our principal executive officer, who is also our interim chief financial officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed to be not effective as of December 31, 2013.

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

Directors:

Name	Age

Andrew A. Brooks, M.D.	52
Jonathan Brooks	50
Stephen Liu, M.D.	54
Thomas H. Morgan	61
Ronald N. Richards, Esq.	47
Steven D. Rubin, Esq.	53
Subbarao Uppaluri, Ph.D.	64

The following additional information is provided for each of the directors listed above.

Andrew A. Brooks, M.D. Dr. Brooks has served as our Chairman of the Board and Chief Executive Officer since September 2008 and as interim Chief Financial Officer since June 2011. He founded Tiger X Medical, LLC (f/k/a Cardo Medical, LLC) on April 6, 2007, and has served as the President and Chief Executive Officer and manager of Tiger X Medical, LLC and of Accelerated Innovation, LLC. Dr. Brooks has been in the private practice of orthopedic surgery since 1994, specializing in sports medicine, arthroscopy and joint reconstruction. He has previously served as a design consultant to major companies for joint reconstruction and sports medicine products.

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

Jonathan Brooks. Mr. Brooks was appointed as a director of the company effective August 22, 2011. Mr. Brooks is the primary portfolio manager of JMB Capital Partners Master Fund, L.P. (the "JMB Fund") and he controls the JMB Fund's investment adviser and general partner, which he founded in 2006 and 2000, respectively. Mr. Brooks served as a director of Maguire Properties, Inc. from July 2008 until July 2009. Mr. Brooks is the brother of Dr. Andrew Brooks, the Company's Chief Executive Officer.

Mr. Brooks brings extensive leadership and business experience to the Board. As the Company evaluates its future business and investment opportunities, Mr. Brooks financial and business expertise will prove valuable to the Company in evaluating potential transactions.

Stephen Liu, M.D. Dr. Liu has served as a director of our company since April 2010. Dr. Liu currently provides advisory and consulting services to various heathcare and life sciences companies. Dr. Liu previously served as Chairman and Chief Executive Officer of IFG MEDIA Inc., a visual health content provider for consumers in Asia, from 2008 to 2013, as well as Chief Executive Officer of Arrin Corporation, a publicly traded shell company with no operations from 2011 to 2013. From September 2000 through September 2008, Dr. Liu served as Chairman of InterBusiness Bank and from 1992 until 2006, Dr. Liu served on the faculty of the UCLA School of Medicine and was a team physician staff member for UCLA athletics for 8 years. Between 1994 and 2000, Dr. Liu provided clinical advisory services to several health related organizations. Dr. Liu graduated from the University of Southern California School of Medicine, and trained as an orthopedic surgeon specializing in Sports Medicine.

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

Steven D. Rubin, Esq. Mr. Rubin has served as a director of our company since September 2008. Mr. Rubin has served as the Executive Vice President of OPKO Health, Inc. ("OPKO") since May 2007 and a director of OPKO since February 2007. Mr. Rubin also currently serves on the board of directors of Non-Invasive Monitoring Systems, Inc., a medical device company ("NIMS"), Biozone Pharmaceuticals Inc., a biotechnology company developing therapeutics for human diseases, Neovasc, Inc., a company developing and marketing medical specialty vascular devices ("Neovasc"), Kidville, Inc., which operates upscale learning and play facilities for children ("Kidville"), Castle Brands, Inc., a marketer of premium spirits, and Tiger Media, Inc, (fka SearchMedia Holdings Limited), a multi-platform billboard and advertising company in China. Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin was previously a director of Ideation Acquisition Corp. and Dreams, Inc., a vertically integrated sports licensing and products company, TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), a medical device company and PROLOR Biotech, Inc., a developmental stage biopharmaceutical company.

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

Subbarao Uppaluri, Ph.D. Dr. Uppaluri has served as a director of our company since September 2008. Dr. Uppaluri currently serves as a consultant to various public and private companies and previously served as Senior Vice President and Chief Financial Officer of OPKO from May 2007 to June 2012 and as a consultant of OPKO from July 2012 through February 2014. Dr. Uppaluri served as Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Kidville and NIMS. Dr. Uppaluri previously served on the board of directors of Ideation Acquisition Corp., OPKO and Winston Pharmaceuticals Inc.

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

Executive Officers

The following individual is currently our only executive officer.

Name	Age	Position

Andrew A. Brooks, M.D.	52	Chairman of the Board and Chief Executive and Interim Chief Financial Officer

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for the fiscal year ended December 31, 2013 ("Fiscal 2013") were complied with.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. A copy of our Code of Conduct and Ethics is available without charge upon request. We intend to post amendments to or waivers from our Code of Conduct and Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer or to our directors) on our website. Our website is not part of this Form 10-K.

CORPORATE GOVERNANCE

The Audit Committee

The Board of Directors has established an Audit Committee. The duties and responsibilities of the Audit Committee include (1) reviewing the Company's financial statements and other financial information prepared by the Company and monitoring the integrity of such financial information, (2) monitoring the Company's systems of internal controls established for finance, accounting, legal compliance and ethics, (3) reviewing the Company's accounting and financial reporting processes generally and the audits of the financial statements of the Company, (4) monitoring the independence and performance of the Company's independent registered public accounting firm, (5) providing effective communication among the Board of Directors, senior and financial management and the Company's independent registered public accounting firm and (6) monitoring the Company's compliance with legal regulatory and ethical requirements. The Board of Directors adopted a written charter for the Audit Committee.

The Audit Committee currently consists of Subbarao Uppaluri (Chair) and Steve Rubin. The Board of Directors has determined that all current members of the Audit Committee are "financially literate," "financially sophisticated," and "independent" within the meaning of the listing standards of NYSE MKT and applicable SEC regulations. The Board of Directors has determined that Subbarao Uppaluri meets the attributes of an "audit committee financial expert" within the meaning of SEC regulations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of compensation awarded to, earned by or paid to the named executive officers of the company.

Name and					Option	All Other
Principal Position (1)	Year	Salary ($)		Bonus ($)	Awards ($)	Compensation ($)		Total ($)

Andrew A. Brooks	2013	-	(2)	-	-	15,943	(3)	15,943
Chairman of the Board and Chief Executive and Financial Officer	2012	-	(2)	-	-	8,593	(3)	8,593

(1)

There were no executive officers of the Company who served as executive officers during any time in 2013 that earned in excess of $100,000 of compensation for 2013. As provided in the instructions to Item 402(m) of Regulation S-K, we are required to disclose the compensation of the principal executive officer even if it does not exceed $100,000.

(2)

Dr. Brooks did not receive any compensation for the years ended December 31, 2013 or 2012. Dr. Brooks agreed to forego his salary subsequent to October 1, 2010 based on the Company's financial condition and as a cost reduction measure.

(3)	Represents reimbursement of health insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of	Number of	Equity Incentive					Equity Incentive	Equity Incentive
	Securities	Securities	Plan Awards:			Number of	Market Value	Plan Awards:	Plan Awards:
	Underlying	Underlying	Number of Securities			Shares or	of Shares or	Number of Unearned	Market or Payout
	Unexercised	Unexercised	Underlying Unexercised	Option	Option	Units of Stock	Units of Stock	Shares, Units or Other	Value of Unearned
	Options(#)(1)	Options (#) (1)	Unearned	Exercise	Expiration	That Have Not	That Have Not	Rights That Have	Shares, Units, or Other
Name	Exercisable	Unexercisable	Options (#)	Price($)	Date	Vested(#)	Vested ($)	Not Vested (#)	Rights Not Vested ($)

Andrew A. Brooks,	225,000	-	-	$0.23	8/29/2018	-	-	-	-
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

As of December 31, 2013, all non-employee directors, except Dr. Liu and Jonathan Brooks, hold an option to purchase 40,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors under the Company's compensation plans and arrangements as of the fiscal year ended December 31, 2013.

Number of
	Number of			securities
	securities to be			remaining
	issued upon		Weighted-	available for
	exercise of		average exercise	future
	outstanding		price of	issuance
	options,		outstanding	under equity
	warrants and		options, warrants	compensation
Plan Category	rights		and rights	Plans

Equity compensation plans approved by security holders	385,000	(1)	$ 0.23	23,000,000	(2)

Equity compensation plans not approved by security holders	-		-	-

Total	385,000		$ 0.23	23,000,000

(1)	Consist of options to purchase shares, which we assumed in connection with the reverse merger involving Tiger X Medical, LLC.
(2)	Consists of shares that may be issued pursuant to awards under the 2010 Equity Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2014, by (i) each director, (ii) each named executive officer identified in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each stockholder identified as beneficially owning greater than 5% of our common stock. Except as otherwise indicated below, each person named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned by that person, except to the extent that authority is shared by spouses under applicable law. To our knowledge, none of the shares reported below are pledged as security.

For purposes of the following tables, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 15, 2014 upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 230,293,141 shares of common stock outstanding on March 15, 2014. None of the stockholders listed below have any options, warrants or other derivative securities with respect to our common stock that are convertible or exercisable within 60 days from March 15, 2014, unless indicated otherwise below.

	Amount and Nature of
Directors and Officers	Beneficial Ownership (1)		Percent of Class

Andrew A. Brooks, M.D.	63,753,202		27.7%
Jonathan Brooks	31,955,292		13.9%
Stephen Liu, M.D.	2,800,000	(2)	1.2%
Thomas H. Morgan	7,696,689		3.3%
Ronald N. Richards, Esq.	913,013		*
Steven D. Rubin	142,822		*
Subbarao Uppaluri, Ph.D.	436,592		*

All directors and executive officers as a group (7 persons)	107,697,610		46.8%

*Indicates ownership of less than 1%.

(1) Includes currently exercisable options to purchase shares of common stock held by the directors and executive officers as follows: Dr. Brooks - 225,000; Mr. Morgan - 40,000; Mr. Richards - 40,000; Mr. Rubin - 40,000 and Mr. Uppaluri - 40,000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee reviews and approves transactions in which the company was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2013, no related party transaction occurred where this process was not followed.

Determining Director Independence

The Board of Directors previously undertook a review of each director's independence. During this review, the Board of Directors considered transactions and relationships between each director or any member of his or her immediate family and us and our subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors or their known affiliates and members of our senior management or their known affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under applicable laws and regulations and the NYSE MKT listing standards. As a result of our review of the relationships of each of the members of the Board of Directors, the Board of Directors affirmatively determined that a majority of our directors, specifically Stephen Liu, Thomas H. Morgan, Steven D. Rubin, Ronald N. Richards and Subbarao Uppaluri are "independent" directors within the meaning of the listing standards of NYSE MKT and applicable law. Mr. Jon Brooks is the brother of our CEO, Dr. Andrew Brooks.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Anton Chai, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2012 for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal 2013	Fiscal 2012
Audit fees	$18,096	$50,259
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

	$18,096	$50,259

We did not have any audit related fees, tax fees or other fees during Fiscal 2013 or Fiscal 2012.

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

(a)(3) Exhibits Required by Item 601 of Regulation S-K:

INDEX TO EXHIBITS
Exhibit Number	Description
2.1(1)	Asset Purchase Agreement, dated January 24, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Arthrex, Inc.
2.2(2)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Arthrex, Inc.
2.3(3)	Asset Purchase Agreement, dated April 4, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Altus Partners, LLC.
3.1(4)	Amended and Restated Certificate of Incorporation.
3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.4(7)	Amended and Restated Bylaws.
10.1*(8)	Amended and Restated 1996 Incentive and Nonqualified Stock Option Plan.
10.2*(9)	Form of Cardo Medical, LLC (nka Tiger X Medical, LLC) Nonstatutory Option Agreement.
10.3(9)	Form of Indemnification Agreement for officers and directors.
10.4(10)	Form of Registration Rights Agreement, dated October 27, 2009, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.) and the several purchasers signatory thereto.
10.5*(11)	Cardo Medical, Inc. (nka Tiger X Medical, Inc.) 2010 Equity Incentive Plan
10.6(12)	Secured Promissory Note by the Company in Favor of Jon Brooks, dated November 2, 2010.
10.7(12)	Security Agreement between the Company and Jon Brooks, dated November 2, 2010.
10.8(12)	Secured Promissory Note by the Company in Favor of Earl Brien, dated November 4, 2010.
10.9(12)	Security Agreement between the Company and Earl Brien, dated November 4, 2010.
10.10(2)	Secured Promissory Note by Cardo Medical, Inc. (nka Tiger X Medical, Inc.) and Cardo Medical, LLC (nka Tiger X Medical, LLC) in favor of Arthrex, Inc. dated March 18, 2011.

21.1(9)	Subsidiaries of Tiger X Medical, Inc.
31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Financial Officer
32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase
#	Filed herewith.
*	Management compensation plan or agreement.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on January 27, 2011.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 24, 2011.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 8, 2011.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.
(5)	Previously filed as an Annex to the Information Statement on Schedule 14C filed by us on September 30, 2008.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 16, 2011.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed by us on September 28, 1998.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 29, 2009.
(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed by us on August 12, 2010.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on November 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER X MEDICAL, INC.
Dated: March 24, 2014

/s/ Andrew A. Brooks
Andrew A. Brooks Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer	March 24, 2014
Andrew A. Brooks	and Interim Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Jonathan Brooks	Director	March 24, 2014
Jonathan Brooks

/s/ Stephen Liu	Director	March 24, 2014
Stephen Liu

/s/ Thomas H. Morgan	Director	March 24, 2014
Thomas H. Morgan

/s/ Ronald N. Richards	Director	March 24, 2014
Ronald N. Richards

/s/ Steven D. Rubin	Director	March 24, 2014
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	March 24, 2014
Subbarao Uppaluri