Form 10-Q
period 2014-03-31
Tiger X Medical, Inc.
filed 2014-05-12
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-21419

Tiger X Medical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2934½ Beverly Glen Circle, Suite #203
Los Angeles, CA    90077
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
YES    ☐        NO    ☒

As of May 5, 2014, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

Table of Contents		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2014 and 2013 and the period from January 1, 2013 to March 31, 2014	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2014 and 2013 and the period from January 1, 2013 to March 31, 2014	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	10

PART II — OTHER INFORMATION		10

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

Exhibit Index

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash	$13,322	$13,295
Prepaid expenses and other current assets	53	33
Total assets	$13,375	$13,328

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1	$18
Total liabilities	1	18

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 shares issued and outstanding as of March 31, 2014 (unaudited) and December 31, 2013, respectively
December 31, 2013, respectively	230	230
Additional paid-in capital	25,768	25,768
Earnings accumulated during the development stage	83	19
Accumulated deficit	(12,707)	(12,707)
Total stockholders' equity	13,374	13,310
Total liabilities and stockholders' equity	$13,375	$13,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

			For the Period from
	Three Months Ended		January 1, 2013 to
	March 31,		March 31,
	2014	2013	2014

Royalty income	$98	$38	$366

General and administrative expenses	35	64	294
Income (loss) from operations	63	(26)	72
Interest income	1	1	11
Income (loss) before income tax provision	64	(25)	83
Provision for income taxes	-	-	-
Net income (loss)	$64	$(25)	$83

Net income (loss) per share:
Basic and Diluted	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			For the Period from
	Three Months Ended		January 1, 2013 to
	March 31,		March 31,
	2014	2013	2014

Cash flows from operating activities
Net income (loss)	$64	$(25)	$83
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option compensation	-	1	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20)	12	(20)
Accounts payable and accrued expenses	(17)	(2)	(11)
Net cash provided by (used in) operating activities	27	(14)	54

Net change in cash	27	(14)	54
Cash, beginning of period	13,295	13,268	13,268
Cash, end of period	$13,322	$13,254	$13,322

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$26	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

During 2010, the Company discontinued its operations and sold the assets from its previous business lines during 2011. Beginning on January 1, 2013, the Company became classified as a development stage entity. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"). We continue to advance and promote our former knee product lines through participation in mobile teaching labs, seminars and live surgery. The Company is constantly evaluating opportunities for a suitable joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company is also evaluating investment opportunities and uses for its cash.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 24, 2014.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Tiger X Medical, Inc., Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended March 31, 2014 and 2013, the Company received total royalty payments of $98,000 and $38,000, respectively, from Arthrex.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2014 (unaudited) or December 31, 2013.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and other bank accounts are with local and national banking institutions and subjected to FDIC insurance limits of $250,000 per banking institution. As of March 31, 2014, the Company's balances in these bank accounts exceeded the insured amount by $13,076,000.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and Board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of March 31, 2014, there were no unvested options. Stock option compensation recognized for the three months ended March 31, 2014 and 2013 in the accompanying condensed consolidated statements of operations amounted to $0 and $1,000, respectively.

A summary of stock option activity as of March 31, 2014, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2013	385,000	$0.23	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014 (unaudited)	385,000	$0.23	4.42	$-

Vested and expected to vest
at March 31, 2014 (unaudited)	385,000	$0.23	4.42	$-

Exercisable at March 31, 2014 (unaudited)	385,000	$0.23	4.42	$-

The Company had 575,613 warrants outstanding as of March 31, 2014 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of March 31, 2014 and December 31, 2013, we did not have any preferred stock issued.

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

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. During 2010, the Company discontinued its operations and sold the assets from its previous business lines during 2011. Beginning on January 1, 2013, the Company became classified as a development stage entity. Our continuing operations include the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. We continue to advance and promote our former knee product lines through participation in mobile teaching labs, seminars and live surgery. The Company is constantly evaluating opportunities for a suitable joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company is also evaluating investment opportunities and uses for its cash.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended March 31, 2014 and 2013, the Company received total royalty payments of $98,000 and $38,000, respectively, from Arthrex. These amounts are reflected as royalty income on the accompanying condensed consolidated statements of operations.

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

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(In thousands)	2014	2013	$ Change

Royalty income	$98	$38	$60

General and administrative expenses	35	64	(29)
Income (loss) from operations	63	(26)	89
Interest income	1	1	-
Income (loss) before income tax provision	64	(25)	89
Provision for income taxes	-	-	-
Net income (loss)	$64	$(25)	$89

Royalty income

Royalty income amounted to $98,000 for the quarter ended March 31, 2014 as compared to $38,000 for the quarter ended March 31, 2013. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2014 is the result of Arthrex's increased sales of the acquired product line. Until we find a joint venture partner or buyer for our remaining intellectual property or find an investment opportunity for our existing cash, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2014 decreased by $29,000 as compared to the same period in 2013 due primarily to increased business taxes paid during the quarter ended March 31, 2013. General and administrative expenses primarily represent our continuing operating expenses, including business insurance expense and professional fees such as legal, accounting and audit services. In the future, we expect our general and administrative expenses to remain at the same level as 2014.

Interest Income

Our interest income remained consistent for to the quarters ended March 31, 2014 and 2013 due to our cash levels remaining consistent. We had no interest expense in 2014 or 2013, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash provided by operating activities was $27,000 for the three months ended March 31, 2014 compared to net cash used in operating activities of ($14,000) for the same period in 2013. The change between the 2013 first quarter and the 2014 first quarter was primarily due to an increase in our royalty revenue for the quarter ended March 31, 2014 of $60,000 as compared to 2013.

We had no cash flows from investing or financing activities during the three months ended March 31, 2014 or 2013.

We believe our cash and cash equivalents as of March 31, 2014 are adequate to meet our cash needs for the next twelve months and beyond.

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

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 24, 2014.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

The determination that our disclosure controls and procedures were not effective as of March 31, 2014 is a result of:

  the Company not having a full time Chief Financial Officer since late June 2011;
  the fact that we no longer have significant operations and as a result have eliminated our internal accounting and finance department; and
  insufficient segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER X MEDICAL, INC.

May 12, 2014	By:	/s/ Andrew A. Brooks
Andrew A. Brooks
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
31.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* PDF
32.1	Certification of Chief Executive Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
32.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** PDF
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith