Form 10-Q
period 2014-09-30
Tiger X Medical, Inc.
filed 2014-11-06
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
YES    ☐        NO    ☒

As of November 6, 2014, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash	$13,456	$13,295
Prepaid expenses and other current assets	32	33
Total assets	$13,488	$13,328

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$5	$18
Total liabilities	5	18

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized, 230,293,141 shares issued and outstanding
as of September 30, 2014 (unaudited) and December 31, 2013, respectively	230	230
Additional paid-in capital	25,768	25,768
Accumulated deficit	(12,515)	(12,688)
Total stockholders' equity	13,483	13,310
Total liabilities and stockholders' equity	$13,488	$13,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Royalty income	$96	$71	$299	$178

General and administrative expenses	54	45	129	172
Income from operations	42	26	170	6
Interest income	1	4	3	8
Income before income tax provision	43	30	173	14
Provision for income taxes	-	-	-	-
Net income	$43	$30	$173	$14

Net income per share:
Basic and Diluted	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities
Net income	$173	$14
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock option compensation	-	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1	(12)
Accounts payable and accrued expenses	(13)	(9)
Net cash provided by (used in) operating activities	161	(5)

Net change in cash	161	(5)
Cash, beginning of period	13,295	13,268
Cash, end of period	$13,456	$13,263

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2014
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended September 30, 2014 and 2013, the Company received total royalty payments of $96,000 and $71,000, respectively, from Arthrex. During the nine months ended September 30, 2014 and 2013, the Company received total royalty payments of $299,000 and $178,000, respectively, from Arthrex.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2014 (unaudited) or December 31, 2013.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and other bank accounts are with local and national banking institutions and subjected to FDIC insurance limits of $250,000 per banking institution. As of September 30, 2014, the Company's balances in these bank accounts exceeded the insured amount by $13,214,000.

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

NOTE 2 - SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and Board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of September 30, 2014, there were no unvested options. Stock option compensation recognized for the nine months ended September 30, 2014 and 2013 in the accompanying condensed consolidated statements of operations amounted to $0 and $2,000, respectively.

A summary of stock option activity as of September 30, 2014, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2013	385,000	$0.23	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2014 (unaudited)	385,000	$0.23	3.92	$-

Vested and expected to vest
at September 30, 2014 (unaudited)	385,000	$0.23	3.92	$-

Exercisable at September 30, 2014 (unaudited)	385,000	$0.23	3.92	$-

The Company had 575,613 warrants outstanding as of September 30, 2014 which entitle the holders to immediately purchase one share of the Company's common stock at an exercise price of $0.44 per share. The warrants expire on November 13, 2014.

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of September 30, 2014 and December 31, 2013, we did not have any preferred stock issued.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended September 30, 2014 and 2013, the Company received total royalty payments of $96,000 and $71,000, respectively, from Arthrex. During the nine months ended September 30, 2014 and 2013, the Company received total royalty payments of $299,000 and $178,000, respectively, from Arthrex.

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

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,
(In thousands)	2014	2013	$ Change

Royalty income	$96	$71	$25

General and administrative expenses	54	45	9
Income from operations	42	26	16
Interest income	1	4	(3)
Income before income tax provision	43	30	13
Provision for income taxes	-	-	-
Net income	$43	$30	$13

Royalty income

Royalty income amounted to $96,000 for the quarter ended September 30, 2014 as compared to $71,000 for the quarter ended September 30, 2013. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2014 is the result of Arthrex's increased sales of the acquired product line. Until we find a joint venture partner or buyer for our remaining intellectual property or find an investment opportunity for our existing cash, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2014 increased by $9,000 as compared to the same period in 2013 due to increased professional fees during the quarter ended September 30, 2014. General and administrative expenses primarily represent our continuing operating expenses, including business insurance expense and professional fees such as legal, accounting and audit services. In the future, we expect our general and administrative expenses to remain at the same level as 2014.

Interest Income

Our interest income decreased by $3,000 during the quarter ended September 30, 2014 as compared to the same period in 2013 due primarily to the reduction in the interest rates that we earned on our cash balances. We had no interest expense in 2014 or 2013, as there was no debt outstanding during this timeframe.

Results of Operations for the Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,
(In thousands)	2014	2013	$ Change

Royalty income	$299	$178	$121

General and administrative expenses	129	172	(43)
Income from operations	170	6	164
Interest income	3	8	(5)
Income before income tax provision	173	14	159
Provision for income taxes	-	-	-
Net income	$173	$14	$159

Royalty income

Royalty income amounted to $299,000 for the nine months ended September 30, 2014 as compared to $178,000 for the nine months ended September 30, 2013. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2014 is the result of Arthrex's increased sales of the acquired product line. Until we find a joint venture partner or buyer for our remaining intellectual property or find an investment opportunity for our existing cash, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2014 decreased by $43,000 as compared to the same period in 2013 due primarily to increased business taxes paid and higher professional fees incurred during 2013. General and administrative expenses primarily represent our continuing operating expenses, including business insurance expense and professional fees such as legal, accounting and audit services. In the future, we expect our general and administrative expenses to remain at the same level as 2014.

Interest Income

Our interest income decreased by $5,000 during the nine months ended September 30, 2014 as compared to the same period in 2013 due primarily to the reduction in the interest rates that we earned on our cash balances. We had no interest expense in 2014 or 2013, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash provided by operating activities was $161,000 for the nine months ended September 30, 2014 compared to net cash used in operating activities of $5,000 for the same period in 2013. The change between the nine month period in 2014 compared to 2013 was primarily due to an increase in our royalty revenue for the nine months ended September 30, 2014 of $121,000 as compared to 2013.

We had no cash flows from investing or financing activities during the nine months ended September 30, 2014 or 2013.

We believe our cash and cash equivalents as of September 30, 2014 are adequate to meet our cash needs for the next twelve months and beyond.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

The determination that our disclosure controls and procedures were not effective as of September 30, 2014 is a result of:

  the Company not having a full time Chief Financial Officer since late June 2011;

  the fact that we no longer have significant operations and as a result have eliminated our internal accounting and finance department; and

  insufficient segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIGER X MEDICAL, INC.

November 6, 2014	By:	/s/ Andrew A. Brooks
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