Form 10-Q
period 2015-06-30
Tiger X Medical, Inc.
filed 2015-08-12
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
YES    ☐        NO    ☒

As of August 12, 2015, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash	$13,688	$13,509
Prepaid expenses and other current assets	9	36
Total assets	$13,697	$13,545

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$4	$1
Total liabilities	4	1

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized, 230,293,141 shares issued and outstanding as of
June 30, 2015 (unaudited) and December 31, 2014, respectively	230	230
Additional paid-in capital	25,768	25,768
Accumulated deficit	(12,305)	(12,454)
Total stockholders' equity	13,693	13,544
Total liabilities and stockholders' equity	$13,697	$13,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Royalty income	$125	$105	$261	$203

General and administrative expenses	53	40	114	75
Income from operations	72	65	147	128
Interest income	1	1	2	2
Income before income tax provision	73	66	149	130
Provision for income taxes	-	-	-	-
Net income	$73	$66	$149	$130

Net income per share:
Basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities
Net income	$149	$130
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27	(7)
Accounts payable and accrued expenses	3	(17)
Net cash provided by operating activities	179	106

Net change in cash	179	106
Cash, beginning of period	13,509	13,295
Cash, end of period	$13,688	$13,401

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended June 30, 2015 and 2014, the Company received total royalty payments of $125,000 and $105,000, respectively, from Arthrex. During the six months ended June 30, 2015 and 2014, the Company received total royalty payments of $261,000 and $203,000, respectively, from Arthrex.

These amounts are reflected as royalty income on the accompanying condensed consolidated statements of income.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of June 30, 2015 (unaudited) or December 31, 2014.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and other bank accounts are with local and national banking institutions and subjected to FDIC insurance limits of $250,000 per banking institution. As of June 30, 2015, the Company's balances in these bank accounts exceeded the insured amount by $13,446,000.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and Board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of June 30, 2015, there were no unvested options. There was no stock option expense recognized for the three or six months ended June 30, 2015 or 2014 in the accompanying condensed consolidated statements of income.

A summary of stock option activity as of June 30, 2015, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2014	385,000	$0.23	3.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2015 (unaudited)	385,000	$0.23	3.17	$-

Vested and expected to vest
at June 30, 2015 (unaudited)	385,000	$0.23	3.17	$-

Exercisable at June 30, 2015 (unaudited)	385,000	$0.23	3.17	$-

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of June 30, 2015 and December 31, 2014, we did not have any preferred stock issued.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended June 30, 2015 and 2014, the Company received total royalty payments of $125,000 and $105,000, respectively, from Arthrex. During the six months ended June 30, 2015 and 2014, the Company received total royalty payments of $261,000 and $203,000, respectively, from Arthrex. These amounts are reflected as royalty income on the accompanying condensed consolidated statements of income.

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

Results of Operations for the Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the three months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
(In thousands)	2015	2014	$ Change

Royalty income	$125	$105	$20

General and administrative expenses	53	40	13
Income from operations	72	65	7
Interest income	1	1	-
Income before income tax provision	73	66	7
Provision for income taxes	-	-	-
Net income	$73	$66	$7

Royalty income

Royalty income amounted to $125,000 for the quarter ended June 30, 2015 as compared to $105,000 for the quarter ended June 30, 2014. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2015 is the result of Arthrex's increased sales of the acquired product line. Until we find a joint venture partner or buyer for our remaining intellectual property or find an investment opportunity for our existing cash, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2015 increased by $13,000 as compared to the same period in 2014 due primarily to increased professional expenses during the quarter ended June 30, 2015. General and administrative expenses primarily represent our continuing operating expenses, including business insurance expense and professional fees such as legal, accounting and audit services.

Interest Income

Our interest income remained consistent for to the quarters ended June 30, 2015 and 2014 due to our cash levels remaining consistent. We had no interest expense in 2015 or 2014, as there was no debt outstanding during this timeframe.

Results of Operations for the Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
(In thousands)	2015	2014	$ Change

Royalty income	$261	$203	$58

General and administrative expenses	114	75	39
Income from operations	147	128	19
Interest income	2	2	-
Income before income tax provision	149	130	19
Provision for income taxes	-	-	-
Net income	$149	$130	$19

Royalty income

Royalty income amounted to $261,000 for the six months ended June 30, 2015 as compared to $203,000 for the six months ended June 30, 2014. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2015 is the result of Arthrex's increased sales of the acquired product line. Until we find a joint venture partner or buyer for our remaining intellectual property or find an investment opportunity for our existing cash, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 increased by $39,000 as compared to the same period in 2014 due primarily to increased professional expenses during the six months ended June 30, 2015. General and administrative expenses primarily represent our continuing operating expenses, including business insurance expense and professional fees such as legal, accounting and audit services.

Interest Income

Our interest income remained consistent for to the six months ended June 30, 2015 and 2014 due to our cash levels remaining consistent. We had no interest expense in 2015 or 2014, as there was no debt outstanding during this timeframe.

Liquidity and Capital Resources

Net cash provided by operating activities was $179,000 for the six months ended June 30, 2015 compared to net cash provided by operating activities of $106,000 for the same period in 2014. The change between the six months ended June 30, 2015 and the same period in 2014 was primarily due to an increase in our net income for the periods of $19,000, as well as a decrease in prepaid expenses and other current assets of $27,000 during the six months ended June 30, 2015 compared to an increase of $7,000 for the same period in 2014. Our accounts payable and accrued expenses also increased by $3,000 during the six months ended June 30, 2015 compared to a reduction of $17,000 for the same period in 2014.

We had no cash flows from investing or financing activities during the six months ended June 30, 2015 or 2014.

We believe our cash and cash equivalents as of June 30, 2015 are adequate to meet our cash needs for the next twelve months and beyond.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIGER X MEDICAL, INC.

August 12, 2015	By:	/s/ Andrew A. Brooks
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