Form 10-K
period 2015-12-31
Tiger X Medical, Inc.
filed 2016-03-25
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

       ☒ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2015, was approximately $12,700,000.

As of March 24, 2016 there were 230,293,141 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TIGER X MEDICAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2015
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

Employees

As of December 31, 2015, other than Andrew Brooks who serves as our Chief Executive Officer and Acting Chief Financial Officer, and who receives no salary for such positions, we have no full time employees.

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

In October 2010, our management and Board of Directors decided to put substantially all of our assets up for sale. Due to the completion of the sales of the Reconstructive Division assets and Spine Division assets, our operating business consists of the ownership and management of our remaining assets, which includes promoting our former product lines through participation in mobile teaching labs, seminars and live surgery, and the receipt and management of royalty payments pursuant to the Asset Purchase Agreement. Without additional operating business, we will not realize any revenues other than through the royalty payments we are entitled to under the terms of the Reconstructive Division asset sale and any future acquisition of an operating business or assets.

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

Our common stock is considered a "penny stock" if, among other things, the stock price is below $5.00 per share (our shares of common stock have been trading at between $0.06 and $0.20 since the sales of substantially all of our Reconstructive Division assets and Spine Division assets), we are not listed for trading on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange (we are currently traded on the Over-the-Counter Bulletin Board), or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk- disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker also must give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In addition, broker-dealers must provide customers that hold penny stock in their accounts with that broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

As of March 18, 2016, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 62% of our outstanding voting securities, of which approximately 42% is owned by Andrew Brooks, our CEO and acting CFO, and his brother, Jon Brooks. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we had no leased office space. The business is operated out of Los Angeles, California and is managed remotely. We believe our current facility arrangement is adequate for our needs.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CDOM.OB." The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2015 and 2014 and the 2016 first quarter through the date of the filing, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2016
First Quarter (Through March 24, 2016)	$0.11	$0.07

Fiscal Year 2015
First Quarter	$0.13	$0.09
Second Quarter	$0.11	$0.09
Third Quarter	$0.11	$0.07
Fourth Quarter	$0.08	$0.06

Fiscal Year 2014
First Quarter	$0.11	$0.08
Second Quarter	$0.11	$0.08
Third Quarter	$0.14	$0.10
Fourth Quarter	$0.13	$0.10

As of March 18, 2016, there were approximately 207 registered holders of record of the common stock.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company's financial statements.

Results of Operations and Financial Condition for the Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

The following are the consolidated results of our operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	Years Ended
	December 31,
(In thousands)	2015	2014	$ Change

Royalty income	$517	$427	$90

General and administrative expenses	198	196	2
Income from operations	319	231	88
Interest income	3	3	-
Income from continuing operations	322	234	88
Provision for income taxes	-	-	-
Net income	$322	$234	$88

Royalty income

Royalty income amounted to $517,000 for the year ended December 31, 2015 compared with $427,000 for 2014. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2015 is the result of Arthrex's increased sales of the acquired product line. Until we find a joint venture partner or buyer for our remaining intellectual property or find an investment opportunity for our existing cash, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 increased by $2,000 to $198,000 for the year ended December 31, 2015 as compared to $196,000 as compared to December 31, 2015. General and administrative expenses primarily represent our continuing operating expenses, including business insurance expense and professional fees such as legal, accounting and audit services. The general and administrative expenses in 2015 have remained generally consistent with 2014, as there have been no significant changes in our operations during these years. In the future, we expect our general and administrative expenses to remain at a similar level as 2015.

Liquidity and Capital Resources

Net cash provided by operating activities was $331,000 for the year ended December 31, 2015 compared to net cash provided by operating activities of $214,000 for 2014. Our cash provided by operations improved during 2015 primarily due to our royalty revenue increasing by $90,000 as compared to 2014.

We had no cash flows from investing or financing activities during the year ended December 31, 2015 or 2014.

We believe our cash balances of $13,840,000 as of December 31, 2015 are adequate to meet our cash needs for the next twelve months and beyond.

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

Tiger X Medical, Inc.

For the Years Ended December 31, 2015 and 2014

Documents filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Accounting Firm for the years ended December 31, 2015 and 2014

Financial Statements

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Tiger X Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Tiger X Medical, Inc. (the "Company") as of December 31, 2015 and 2014, and their related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger X Medical, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 25, 2016

TIGER X MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2015	2014

Assets

Current assets
Cash	$13,840	$13,509
Prepaid expenses and other current assets	36	36
Total assets	$13,876	$13,545

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$10	$1
Total liabilities	10	1

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 shares issued and outstanding as of December 31, 2015 and 2014	230	230
Additional paid-in capital	25,768	25,768
Accumulated deficit	(12,132)	(12,454)
Total stockholders' equity	13,866	13,544
Total liabilities and stockholders' equity	$13,876	$13,545

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Years Ended
	December 31,
	2015	2014

Royalty income	$517	$427

General and administrative expenses	198	196
Income from operations	319	231
Interest income	3	3
Income before income tax provision	322	234
Provision for income taxes	-	-
Net income	$322	$234

Net income per share:
Basic and diluted	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	230,293,141	$230	$25,768	$(12,688)	$13,310

Net income	-	-	-	234	234
Balance, December 31, 2014	230,293,141	230	25,768	(12,454)	13,544

Net income	-	-	-	322	322
Balance, December 31, 2015	230,293,141	$230	$25,768	$(12,132)	$13,866

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2015	2014

Cash flows from operating activities
Net income	$322	$234
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(3)
Accounts payable and accrued expenses	9	(17)
Net cash provided by operating activities	331	214

Net increase in cash	331	214
Cash, beginning of year	13,509	13,295
Cash, end of year	$13,840	$13,509

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TIGER X MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the year ended December 31, 2015 and 2014, the Company received total royalty payments of $517,000 and $427,000, respectively, from Arthrex.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash and cash equivalents are with local and national banking institutions and subjected to current FDIC insurance limits of $250,000 per banking institution. As of December 31, 2015 and 2014, the Company bank balances in these bank accounts exceeded the insured amount by $13,593,000 and $13,274,000, respectively. The Company has not experienced any losses related to this concentration of risk.

Fair Value of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate. The Company has determined that the book value of the Company's other current assets, accounts payable and accrued expenses as of December 31, 2015 and 2014 is the approximate fair value.

Share-Based Payment

The Company recognizes equity-based compensation using the fair value of stock option awards on the date of grant using an option-pricing model. Accordingly, compensation cost for stock options is calculated based on the fair value at the time of the grant and is recognized as expense over the vesting period of the instrument in general and administrative expense in the accompanying consolidated statements of operations. There were no stock option awards granted during the years ended December 31, 2015 or 2014.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of December 31, 2015 or 2014.

Net Income Per Share

Basic net income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or warrants. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of December 31, 2015 and 2014, the Company had total options of 385,000 which were excluded from the computation of net income per share because they are anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014- 09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company's financial statements.

2. STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of December 31, 2015 and 2014, we did not have any preferred stock issued.

3. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes from continuing operations were as follows:

	2015	2014

Statutory federal income tax rate	34%	34%
State taxes, net of federal benefit	0%	0%
Permanent differences	0%	0%
Change in valuation allowance	-34%	-34%
	0%	0%

Significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	2015	2014

Net operating loss carryforwards	$3,917	$4,387
Other	164	299
Total, net	4,081	4,686
Valuation allowance	(4,081)	(4,686)
Deferred tax assets, net	$-	$-

At December 31, 2015, the Company has Federal and State net operating loss carryforwards ("NOL") available to offset future taxable income of approximately $10,425,000 and $4,219,000, respectively. These NOLs will begin to expire in the year ending December 31, 2028. These NOL's may be subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. Based on its analysis, management does not believe that an ownership change has occurred that would trigger such a limitation.

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

At December 31, 2015 and 2014, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions.

The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of December 31, 2015 or 2014.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2007 - 2014.

4. SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and Board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of December 31, 2015, there were no unvested options. There were no options granted and no expense recognized during the years ended December 31, 2015 or 2014.

On June 16, 2010, the Company's stockholders approved the 2010 Equity Incentive Plan, which provided for available awards up to 23,000,000 shares. No awards have been issued pursuant to this plan.

A summary of option activity as of December 31, 2015 and 2014, and changes during the years then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2013	385,000	$0.23	4.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	385,000	0.23	3.66	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2015	385,000	$0.23	2.66	$-

Vested and expected to vest
at December 31, 2015	385,000	$0.23	2.66	$-

Exercisable at December 31, 2015	385,000	$0.23	2.66	$-

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer, who is also our interim chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the direction of our principal executive officer, who is also our interim chief financial officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed to be effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to material affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors currently has seven directors. The term of office of each director is one year and each director continues in office until he resigns or until a successor has been elected and qualified. The following table sets forth the names and ages of our directors.

Directors:

Name	Age

Andrew A. Brooks, M.D.	54
Jonathan Brooks	53
Stephen Liu, M.D.	54
Thomas H. Morgan	63
Ronald N. Richards, Esq.	49
Steven D. Rubin, Esq.	55
Subbarao Uppaluri, Ph.D.	66

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

Dr. Brooks is a graduate of the University of Southern California School of Medicine. He completed his residency in Orthopaedic Surgery at the University of Southern California, and subsequently completed a fellowship in arthroscopic reconstructive surgery and sports medicine at the Hughston Clinic in Columbus, Georgia. Dr. Brooks is board-certified by the American Board of Orthopaedic Surgery and is a Fellow of the American Academy of Orthopaedic Surgeons and a Fellow of the American College of Surgeons.

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

Jonathan Brooks. Mr. Brooks was appointed as a director of the company effective August 22, 2011. Mr. Brooks is the founder and the primary portfolio manager of the JMB Capital Partners Funds (the "JMB Funds"). Mr. Brooks is the brother of Dr. Andrew Brooks, the Company's Chief Executive Officer.

Mr. Brooks brings extensive leadership and business experience to the Board. As the Company evaluates its future business and investment opportunities, Mr. Brooks' financial and business expertise will prove valuable to the Company in evaluating potential transactions.

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

Ronald N. Richards, Esq. Mr. Richards has served as a director of our company since September 2008. Mr. Richards has represented Specialty Surgical Centers, as one of its litigation counsel, and other medical professionals and clinics throughout Southern California. Since 2000, he was the senior partner of the Law Offices of Ronald Richards & Associates, APC based in Beverly Hills, California. From 2003 to 2015, Mr. Richards has served as Secretary of Sierra Towers Homeowners Association. Mr. Richards was a professor of law at the San Fernando Valley College of Law from 2006 to 2007. He has had numerous published opinions in the state courts and federal courts of appeal. Mr. Richards lectures to other attorneys on various legal matters and has published works on various related medical topics. In 2008, he obtained a Certificate of Management from the Anderson School of Management at the University of California, Los Angeles. Mr. Richards received his law degree from University of La Verne in 1995 and his undergraduate degree from the University of California, Los Angeles, in 1991. Mr. Richards also sits as a temporary judge on the Los Angeles Superior Court.

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

Steven D. Rubin, Esq. Mr. Rubin has served as a director of our company since September 2008. Mr. Rubin has been the Executive Vice President of OPKO Health, Inc. ("Opko"), a specialty healthcare company, since May 2007 and a director of Opko since February 2007, a director of Cocrystal Pharma, Inc., a pharmaceutical company since January 2014 and is a member of The Frost Group, LLC, a private investment firm. In addition to Opko, Mr. Rubin currently serves on the Boards of Directors of Non-Invasive Monitoring Systems, Inc., a medical device company, Neovasc, Inc., a developer of vascular devices, Kidville, Inc., which operates upscale learning and play facilities for children, IDI, Inc.. a data analytics company, Sevion Therapeutic, Inc., a clinical stage company building and developing therapeutics for the treatment of cancer and immunological diseases, Castle Brands, Inc., a marketer of premium spirits. Mr. Rubin previously served on the Board of Directors of Dreams, Inc., a vertically integrated sports licensing and products company, Ideation, TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), a medical device company and PROLOR Biotech, Inc., a development stage biopharmaceutical company prior to its merger with OPKO Health. Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 until September 2006.

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

Executive Officers

The following individual is currently our only executive officer.

Name	Age	Position

Andrew A. Brooks, M.D.	54	Chairman of the Board and Chief Executive and Interim Chief Financial Officer

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for the fiscal year ended December 31, 2015 ("Fiscal 2015") were complied with other than two late transactions by Andrew Brooks reprted on one Form 4 in March 2016.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of compensation awarded to, earned by or paid to the named executive officers of the company.

Name and					Option	All Other
Principal Position (1)	Year	Salary ($)		Bonus ($)	Awards ($)	Compensation ($)		Total ($)

Andrew A. Brooks	2015	-	(2)	-	-	17,771	(3)	17,771
Chairman of the Board and Chief Executive and Financial Officer	2014	-	(2)	-	-	18,024	(3)	18,024

(1)

There were no executive officers of the Company who served as executive officers during any time in 2015 or 2014 that earned in excess of $100,000 of compensation. As provided in the instructions to Item 402(m) of Regulation S-K, we are required to disclose the compensation of the principal executive officer even if it does not exceed $100,000.

(2)

Dr. Brooks did not receive any compensation for the years ended December 31, 2015 or 2014. Dr. Brooks agreed to forego his salary subsequent to October 1, 2010 based on the Company's financial condition and as a cost reduction measure.

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

As of December 31, 2015, all non-employee directors, except Dr. Liu and Jonathan Brooks, hold an option to purchase 40,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors under the Company's compensation plans and arrangements as of the fiscal year ended December 31, 2015.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 18, 2016, by (i) each director, (ii) each named executive officer identified in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each stockholder identified as beneficially owning greater than 5% of our common stock. Except as otherwise indicated below, each person named in the tables has sole voting and investment power with respect to all shares of common stock beneficially owned by that person, except to the extent that authority is shared by spouses under applicable law. To our knowledge, none of the shares reported below are pledged as security.

For purposes of the following tables, a person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 18, 2016 upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 230,293,141 shares of common stock outstanding on March 18, 2015. None of the stockholders listed below have any options, warrants or other derivative securities with respect to our common stock that are convertible or exercisable within 60 days from March 18, 2016, unless indicated otherwise below.

	Amount and Nature of
Directors and Officers	Beneficial Ownership (1)		Percent of Class

Andrew A. Brooks, M.D.	63,785,031		27.7%
Jonathan Brooks	32,045,292		13.9%
Stephen Liu, M.D.	2,800,000	(2)	1.2%
Thomas H. Morgan	7,611,423		3.3%
Ronald N. Richards, Esq.	913,013		*
Steven D. Rubin	142,822		*
Subbarao Uppaluri, Ph.D.	436,592		*

All directors and executive officers as a group (7 persons)	107,734,173		46.7%

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

Other 5% or More Stockholders	Number and Nature of Beneficial Ownership	Percent of Class
Frost Gamma Investments Trust (1)	34,797,456	15.1%

(1) The business address of Frost Gamma Investments Trust is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137. Phillip Frost, M.D. is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Audit Committee reviews and approves transactions in which the company was or is to be a participant, where the amount involved exceeded or will exceed $120,000 annually and any of our directors, executive officers or their immediate family members had or will have a direct or indirect material interest. We have a written policy stating that the Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. The related party transaction will not be approved unless at a minimum it is for our benefit and is upon terms no less favorable to us than if the related party transaction was with an unrelated third party. In Fiscal 2015, no related party transaction occurred where this process was not followed.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Anton & Chia, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2015 and 2014 for the audit of our annual financial statements, fees for audit-related services, tax services and all other services.

	Fiscal 2015	Fiscal 2014
Audit fees	$20,750	$20,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

	$20,750	$20,000

We did not have any audit related fees, tax fees or other fees during Fiscal 2015 or Fiscal 2014.

Our Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Periodically at the Audit Committee meetings, our Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre- approval. Our Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

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
Dated: March 25, 2016

/s/ Andrew A. Brooks
Andrew A. Brooks Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Brooks	Chairman of the Board and Chief Executive Officer	March 25, 2016
Andrew A. Brooks	and Interim Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

/s/ Jonathan Brooks	Director	March 25, 2016
Jonathan Brooks

/s/ Stephen Liu	Director	March 25, 2016
Stephen Liu

/s/ Thomas H. Morgan	Director	March 25, 2016
Thomas H. Morgan

/s/ Ronald N. Richards	Director	March 25, 2016
Ronald N. Richards

/s/ Steven D. Rubin	Director	March 25, 2016
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	March 25, 2016
Subbarao Uppaluri