Form 10-Q
period 2016-03-31
Tiger X Medical, Inc.
filed 2016-05-03
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
YES    ☐        NO    ☒

As of May 3, 2016, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$13,925	$13,840
Prepaid expenses and other current assets	23	36
Total assets	$13,948	$13,876

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$-	$10
Total liabilities	-	10

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 shares issued and outstanding as of March 31, 2016 (unaudited) and December 31, 2015, respectively	230	230
Additional paid-in capital	25,768	25,768
Accumulated deficit	(12,050)	(12,132)
Total stockholders' equity	13,948	13,866
Total liabilities and stockholders' equity	$13,948	$13,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Royalty income	$149	$136

General and administrative expenses	68	61
Income from operations	81	75
Interest income	1	1
Income before income tax provision	82	76
Provision for income taxes	-	-
Net income	$82	$76

Net income per share:
Basic and Diluted	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities
Net income	$82	$76
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13	14
Accounts payable and accrued expenses	(10)	(1)
Net cash provided by operating activities	85	89

Net change in cash	85	89
Cash, beginning of period	13,840	13,509
Cash, end of period	$13,925	$13,598

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2016
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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 25, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Tiger X Medical, Inc., Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended March 31, 2016 and 2015, the Company received total royalty payments of $149,000 and $136,000, respectively, from Arthrex. These amounts are reflected as royalty income on the accompanying condensed consolidated statements of income.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2016 (unaudited) or December 31, 2015.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and other bank accounts are with local and national banking institutions and subjected to FDIC insurance limits of $250,000 per banking institution. As of March 31, 2016, the Company's balances in these bank accounts exceeded the insured amount by $13,693,000

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and Board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of March 31, 2016, there were no unvested options. There was no stock option expense recognized for the three months ended March 31, 2016 or 2015 in the accompanying condensed consolidated statements of income.

A summary of stock option activity as of March 31, 2016, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2015	385,000	$0.23	2.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2016 (unaudited)	385,000	$0.23	2.41	$-

Vested and expected to vest
at March 31, 2016 (unaudited)	385,000	$0.23	2.41	$-

Exercisable at March 31, 2016 (unaudited)	385,000	$0.23	2.41	$-

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of March 31, 2016 and December 31, 2015, we did not have any preferred stock issued.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the agreement being the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of the Reconstructive Division to Arthrex. The Arthrex Asset Purchase Agreement also provides for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the closing date. During the three months ended March 31, 2016 and 2015, the Company received total royalty payments of $149,000 and $136,000, respectively, from Arthrex. These amounts are reflected as royalty income on the accompanying condensed consolidated statements of income.

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

Results of Operations for the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(In thousands)	2016	2015	$ Change

Royalty income	$149	$136	$13

General and administrative expenses	68	61	7
Income from operations	81	75	6
Interest income	1	1	-
Income before income tax provision	82	76	6
Provision for income taxes	-	-	-
Net income	$82	$76	$6

Royalty income

Royalty income amounted to $149,000 for the quarter ended March 31, 2016 as compared to $136,000 for the quarter ended March 31, 2015. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. The increase during 2016 is the result of Arthrex's increased sales of the acquired product line. Until we find a joint venture partner or buyer for our remaining intellectual property or find an investment opportunity for our existing cash, we expect our primary source of revenue to be royalty payments under the Arthrex Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2016 increased by $7,000 as compared to the same period in 2015 due primarily to increased professional expenses during the quarter ended March 31, 2016. General and administrative expenses primarily represent our continuing operating expenses, including business insurance expense and professional fees such as legal, accounting and audit services.

Liquidity and Capital Resources

Net cash provided by operating activities was $85,000 for the three months ended March 31, 2016 compared to net cash provided by operating activities of $89,000 for the same period in 2015. The change between the three months ended March 31, 2016 and the same period in 2015 was primarily due to our accounts payable and accrued expenses decreasing by $10,000 during the three months ended March 31, 2016 compared to a reduction of $1,000 for the same period in 2015.

We had no cash flows from investing or financing activities during the three months ended March 31, 2016 or 2015.

We believe our cash and cash equivalents as of March 31, 2016 are adequate to meet our cash needs for the next twelve months and beyond.

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

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Information regarding our risk factors appears in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 25, 2016.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIGER X MEDICAL, INC.

May 3, 2016	By:	/s/ Andrew A. Brooks
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