Form 10-Q
period 2016-06-30
Tiger X Medical, Inc.
filed 2016-08-02
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-21419

Tiger X Medical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Blvd
Miami, FL   33137
(Address of Principal Executive Offices including Zip Code)

(305) 575-4100
(Registrant's Telephone Number, Including Area Code)

2934½ Beverly Glen Circle, Suite #203
Los Angeles, CA   90077
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
YES    ☐        NO    ☒

As of August 2, 2016, 230,293,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$13,872	$13,840
Royalty receivable	142	-
Prepaid expenses	9	36
Total assets	$14,023	$13,876

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$-	$10
Total liabilities	-	10

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized,
230,293,141 shares issued and outstanding as of June 30, 2016 (unaudited) and December 31, 2015, respectively	230	230
Additional paid-in capital	25,768	25,768
Accumulated deficit	(11,975)	(12,132)
Total stockholders' equity	14,023	13,866
Total liabilities and stockholders' equity	$14,023	$13,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Royalty income	$142	$125	$291	$261

General and administrative expenses	68	53	136	114
Income from operations	74	72	155	147
Interest income	1	1	2	2
Income before income tax provision	75	73	157	149
Provision for income taxes	-	-	-	-
Net income	$75	$73	$157	$149

Net income per share:
Basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding:
Basic and diluted	230,293,141	230,293,141	230,293,141	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities
Net income	$157	$149
Changes in operating assets and liabilities:
Royalty receivable	(142)	-
Prepaid expenses	27	27
Accounts payable and accrued expenses	(10)	3
Net cash provided by operating activities	32	179

Net change in cash	32	179
Cash, beginning of period	13,840	13,509
Cash, end of period	$13,872	$13,688

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2016
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

During 2010, the Company discontinued its orthopedic medical device operations and sold the assets from its previous business lines during 2011. Through July 1, 2016, our continuing operations included the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex, Inc. ("Arthrex"). We continued to advance and promote our former knee product lines through participation in mobile teaching labs, seminars and live surgery. The Company is constantly evaluating opportunities for a suitable joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company is also evaluating investment opportunities and uses for its cash.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with U.S. GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 25, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Tiger X Medical, Inc., Accelerated Innovation, Inc. ("Accelerated"), Uni-Knee LLC ("Uni") and Cervical Xpand LLC ("Cervical"). All significant intercompany transactions have been eliminated in consolidation.

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of its joint arthroplasty division, referred to as the Reconstructive Division, to Arthrex. The Arthrex Asset Purchase Agreement also provided for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the June 10, 2011 closing date. These amounts were reflected as royalty income on the accompanying condensed consolidated statements of income.

On May 5, 2016, the Company entered into a Royalty Settlement and Release Agreement (the "Royalty Settlement and Release Agreement") with Arthrex, whereby Arthrex agreed to pay the Company $5,642,302 (the "Royalty Payment") in full satisfaction of all amounts due or payable, or which could become payable under the Arthrex Asset Purchase Agreement. Of the Royalty Payment, $142,302 of the amount represented royalty income due to the Company under the Arthrex Asset Purchase Agreement through the date of the Royalty Settlement and Release Agreement, and the remaining $5,500,000 represented the settlement of future royalties. The $142,302 in royalty income under the Arthrex Asset Purchase Agreement was recorded as royalty income during the three months ended June 30, 2016. The Royalty Settlement and Release Agreement became effective on July 1, 2016 upon the receipt of the Royalty Payment (see Note 4).

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of June 30, 2016 (unaudited) or December 31, 2015.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and other bank accounts are with local and national banking institutions and subjected to FDIC insurance limits of $250,000 per banking institution. As of June 30, 2016, the Company's balances in these bank accounts exceeded the insured amount by $13,650,000.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of June 30, 2016, there were no unvested options. There was no stock option expense recognized for the six months ended June 30, 2016 or 2015 in the accompanying condensed consolidated statements of income.

A summary of stock option activity as of June 30, 2016, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2015	385,000	$0.23	2.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2016 (unaudited)	385,000	$0.23	2.16	$-

Vested and expected to vest
at June 30, 2016 (unaudited)	385,000	$0.23	2.16	$-

Exercisable at June 30, 2016 (unaudited)	385,000	$0.23	2.16	$-

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of June 30, 2016 and December 31, 2015, we did not have any preferred stock issued.

NOTE 4 - SUBSEQUENT EVENTS

On July 1, 2016, the Company completed its transaction pursuant to the Royalty Settlement and Release Agreement with Arthrex (see Note 1). Pursuant to the terms of the agreement, on July 1, 2016, the Company received the Royalty Payment in full satisfaction of the Arthrex Asset Purchase Agreement.

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

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," "our," the "Company," or "Tiger X" refers to the business of Tiger X Medical, Inc.

The following discussion should be read together with the information contained in the unaudited condensed consolidated financial statements and related notes included in Item 1, "Financial Statements," in this Form 10-Q.

Overview

Tiger X Medical, Inc. ("Tiger X" or the "Company"), formerly known as Cardo Medical, Inc., previously operated as an orthopedic medical device company specializing in designing, developing and marketing high performance reconstructive joint devices and spinal surgical devices. During 2010, the Company discontinued its orthopedic medical device operations and sold the assets from its previous business lines during 2011. Through July 1, 2016, our continuing operations included the collection and management of our royalty income earned in connection with the Asset Purchase Agreement with Arthrex. We continued to advance and promote our former knee product lines through participation in mobile teaching labs, seminars and live surgery. The Company is constantly evaluating opportunities for a suitable joint venture partner or buyer for the remaining intellectual property owned by the Company. The Company is also evaluating investment opportunities and uses for its cash.

We are headquartered in Miami, Florida. Our common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board with a trading symbol of CDOM.OB.

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

Royalty Agreement

On January 24, 2011, the Company entered into an Asset Purchase Agreement with Arthrex (the "Arthrex Asset Purchase Agreement"), pursuant to which the Company agreed to sell the assets of its arthroplasty division, referred to as the Reconstructive Division, to Arthrex. The Arthrex Asset Purchase Agreement also provided for the Company to receive royalty payments equal to 5% of net sales of the Company's products made by Arthrex on a quarterly basis for a term up to and including the 20th anniversary of the June 10, 2011 closing date. These amounts were reflected as royalty income on the accompanying condensed consolidated statements of income.

On May 5, 2016, the Company entered into a Royalty Settlement and Release Agreement with Arthrex, whereby Arthrex agreed to pay the Company $5,642,302 (the "Royalty Payment") in full satisfaction of all amounts due or payable, or which could become payable under the Arthrex Asset Purchase Agreement. Of the Royalty Payment, $142,302 of the amount represented royalty income due to the Company under the Arthrex Asset Purchase Agreement through the date of the Royalty Settlement and Release Agreement, and the remaining $5,500,000 represented the settlement of future royalties. The $142,302 in royalty income under the Arthrex Asset Purchase Agreement was recorded as royalty income during the three months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company received total royalty income of $125,000 and $261,000, respectively. The Royalty Settlement and Release Agreement became effective on July 1, 2016 upon the receipt of the Royalty Payment (see Note 4 of the Notes to Condensed Consolidated Financial Statements herein).

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

Results of Operations for the Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,
(In thousands)	2016	2015	$ Change

Royalty income	$142	$125	$17

General and administrative expenses	68	53	15
Income from operations	74	72	2
Interest income	1	1	-
Income before income tax provision	75	73	2
Provision for income taxes	-	-	-
Net income	$75	$73	$2

Royalty income

Royalty income amounted to $142,000 for the quarter ended June 30, 2016 as compared to $125,000 for the quarter ended June 30, 2015. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. We entered into a Royalty Settlement and Release Agreement with Arthrex on May 5, 2016 and effective on July 1, 2016, whereby we agreed to receive approximately $5,642,000 (including the approximately $142,000 of royalty income recorded during the three months ended June 30, 2016) in full satisfaction of all amounts due or payable, or which become payable under the Arthrex Asset Purchase Agreement. The remaining $5,500,000 was recorded as revenue upon the closing of the agreement on July 1, 2016. Other than this amount recorded on July 1, 2016 under the terms of the Royalty Settlement and Release Agreement, we will have no further royalty income. We are in the process of evaluating investment opportunities for our existing cash, or finding a joint venture partner or buyer for our remaining intellectual property.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2016 increased by $15,000 as compared to the same period in 2015 due primarily to increased legal and professional expenses during the quarter ended June 30, 2016 associated with the Royalty Settlement and Release Agreement with Arthrex and certain other legal matters.

Results of Operations for the Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
(In thousands)	2016	2015	$ Change

Royalty income	$291	$261	$30

General and administrative expenses	136	114	22
Income from operations	155	147	8
Interest income	2	2	-
Income before income tax provision	157	149	8
Provision for income taxes	-	-	-
Net income	$157	$149	$8

Royalty income

Royalty income amounted to $291,000 for the six months ended June 30, 2016 as compared to $261,000 for the six months ended June 30, 2015. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. We entered into a Royalty Settlement and Release Agreement with Arthrex on May 5, 2016 and effective on July 1, 2016, whereby we agreed to receive approximately $5,642,000 (including the approximately $142,000 of royalty income recorded during the three months ended June 30, 2016) in full satisfaction of all amounts due or payable, or which become payable under the Arthrex Asset Purchase Agreement. The remaining $5,500,000 was recorded as revenue upon the closing of the agreement on July 1, 2016. Other than this amount recorded on July 1, 2016 under the terms of the Royalty Settlement and Release Agreement, we will have no further royalty income. We are in the process of evaluating investment opportunities for our existing cash, or finding a joint venture partner or buyer for our remaining intellectual property.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 increased by $22,000 as compared to the same period in 2015 due primarily to increased legal and professional expenses during the quarter ended June 30, 2016 associated with the Royalty Settlement and Release Agreement with Arthrex and certain other legal matters.

Liquidity and Capital Resources

Net cash provided by operating activities was $32,000 for the six months ended June 30, 2016 compared to net cash provided by operating activities of $179,000 for the same period in 2015. The change between the six months ended June 30, 2016 and the same period in 2015 was primarily due an increase in the royalty receivable amount of $142,000 as of June 30, 2016 as compared to the same period in 2015.

We had no cash flows from investing or financing activities during the six months ended June 30, 2016 or 2015.

We believe our cash and cash equivalents as of June 30, 2016 are adequate to meet our cash needs for the next twelve months and beyond.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our interim principal executive officer and our interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our interim principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Description

10.1

Royalty Settlement and Release Agreement, dated May 5, 2016, by and among Tiger X Medical, Inc., Tiger X Medical, LLC and Arthrex, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2016.

31.1	Certification of Interim Chief Executive Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Interim Chief Executive Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER X MEDICAL, INC.

August 2, 2016	By:	/s/ Steven Rubin
Steven Rubin
Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1

Royalty Settlement and Release Agreement, dated May 5, 2016, by and among Tiger X Medical, Inc., Tiger X Medical, LLC and Arthrex, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2016.

31.1	Certification of Chief Executive Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Interim Chief Financial Officer of Tiger X Medical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith
**	Furnished herewith