Form 10-Q
period 2016-09-30
Tiger X Medical, Inc.
filed 2016-10-17
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
YES    ☐        NO    ☒

As of October 17, 2016, 230,743,141 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

TIGER X MEDICAL, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$19,437	$13,840
Prepaid expenses	46	36
Total assets	$19,483	$13,876

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$330	$10
Total liabilities	330	10

Stockholders' equity
Common stock, $0.001 par value, 750,000,000 shares authorized, 230,743,141 and 230,293,141 shares
issued and outstanding as of September 30, 2016 (unaudited) and December 31, 2015, respectively	231	230
Additional paid-in capital	25,776	25,768
Accumulated deficit	(6,854)	(12,132)
Total stockholders' equity	19,153	13,866
Total liabilities and stockholders' equity	$19,483	$13,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Royalty income	$5,500	$121	$5,791	$382

General and administrative expenses	379	38	515	152
Income from operations	5,121	83	5,276	230
Interest income	-	-	2	2
Income before income tax provision	5,121	83	5,278	232
Provision for income taxes	-	-	-	-
Net income	$5,121	$83	$5,278	$232

Net income per share:
Basic and diluted	$0.02	$-	$0.02	$-

Weighted average shares outstanding:
Basic and diluted	230,537,706	230,293,141	230,375,258	230,293,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2016	2015

Cash flows from operating activities
Net income	$5,278	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9	-
Changes in operating assets and liabilities:
Prepaid expenses	(10)	(14)
Accounts payable and accrued expenses	320	(1)
Net cash provided by operating activities	5,597	217

Net change in cash	5,597	217
Cash, beginning of period	13,840	13,509
Cash, end of period	$19,437	$13,726

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER X MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

On August 22, 2016, the Company, Icicle Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub"), and BioCardia, Inc., a Delaware corporation ("BioCardia"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into BioCardia, with BioCardia continuing as the surviving company under the name "BioCardia, Inc." (the "Merger"). The Company expects the Merger to close in October 2016.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

On May 5, 2016, the Company entered into a Royalty Settlement and Release Agreement (the "Royalty Settlement and Release Agreement") with Arthrex, whereby Arthrex agreed to pay the Company $5,642,302 (the "Royalty Payment") in full satisfaction of all amounts due or payable, or which could become payable under the Arthrex Asset Purchase Agreement. Of the Royalty Payment, $142,302 of the amount represented royalty income due to the Company under the Arthrex Asset Purchase Agreement through the date of the Royalty Settlement and Release Agreement, and the remaining $5,500,000 represented the settlement of future royalties. The Royalty Settlement and Release Agreement became effective on July 1, 2016 upon the receipt of the Royalty Payment.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of September 30, 2016 (unaudited) or December 31, 2015.

Concentration of Credit Risk

The cash and cash equivalents held in the Company's business money market and other bank accounts are with local and national banking institutions and subjected to FDIC insurance limits of $250,000 per banking institution. As of September 30, 2016, the Company's balances in these bank accounts exceeded the insured amount by $19,187,000.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - SHARE BASED PAYMENT

The Company has outstanding stock options issued to employees and board members which are exercisable at $0.23 per share. The options vest 20% each year over a five year period and expire after ten years. As of September 30, 2016, there were no unvested options. There was no stock option expense recognized for the nine months ended September 30, 2016 or 2015 in the accompanying condensed consolidated statements of income.

A summary of stock option activity as of September 30, 2016, and changes during the period then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2015	385,000	$0.23	2.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(305,000)	0.23		-
Outstanding at September 30, 2016 (unaudited)	80,000	$0.23	1.91	$-

Vested and expected to vest
at September 30, 2016 (unaudited)	80,000	$0.23	1.91	$-

Exercisable at September 30, 2016 (unaudited)	80,000	$0.23	1.91	$-

On August 11, 2016, the Company granted an aggregate of 450,000 shares of restricted stock to its directors and a consultant. Pursuant to the stock award agreement, the grant of restricted stock of the Company vests in full on August 11, 2017 (the "Vesting Date"), subject to the recipient's continued service with the Company; provided, however, to the extent the recipient's service with the Company is terminated for any reason within thirty (30) days prior to or upon a Change in Control (as defined in the Agreement) prior to the Vesting Date, this grant of restricted stock will immediately and automatically vest in full. The Company recorded stock based compensation of approximately $9,000 related to this grant during the three and nine months ended September 30, 2016. Total unrecognized expense related to the restricted stock grant amounted to approximately $54,000, which will be recognized through the Vesting Date.

NOTE 3 - STOCKHOLDERS' EQUITY

Our authorized capital consists of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our Certificate of Incorporation, and on approval from our Board of Directors. As of September 30, 2016 and December 31, 2015, we did not have any preferred stock issued.

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

On August 22, 2016, the Company, Icicle Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub"), and BioCardia, Inc., a Delaware corporation ("BioCardia"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into BioCardia, with BioCardia continuing as the surviving company under the name "BioCardia, Inc." (the "Merger"). The Company expects the Merger to close in October 2016.

We are headquartered in Miami, Florida. Our common stock is quoted on the National Association of Securities Dealers, Inc.'s, Over-the-Counter Bulletin Board, or the OTC Bulletin Board, with a trading symbol of CDOM.OB.

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

On May 5, 2016, the Company entered into a Royalty Settlement and Release Agreement (the "Royalty Settlement and Release Agreement") with Arthrex, whereby Arthrex agreed to pay the Company $5,642,302 (the "Royalty Payment") in full satisfaction of all amounts due or payable, or which could become payable under the Arthrex Asset Purchase Agreement. Of the Royalty Payment, $142,302 of the amount represented royalty income due to the Company under the Arthrex Asset Purchase Agreement through the date of the Royalty Settlement and Release Agreement, and the remaining $5,500,000 represented the settlement of future royalties. The Royalty Settlement and Release Agreement became effective on July 1, 2016 upon the receipt of the Royalty Payment.

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

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
(In thousands)	2016	2015	$ Change

Royalty income	$5,500	$121	$5,379

General and administrative expenses	379	38	341
Income from operations	5,121	83	5,038
Interest income	-	-	-
Income before income tax provision	5,121	83	5,038
Provision for income taxes	-	-	-
Net income	$5,121	$83	$5,038

Royalty income

Royalty income amounted to $5,500,000 for the quarter ended September 30, 2016 as compared to $121,000 for the quarter ended September 30, 2015. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. We entered into a Royalty Settlement and Release Agreement with Arthrex on May 5, 2016 and effective on July 1, 2016, whereby we agreed to receive approximately $5,642,000 (including approximately $142,000 of royalty income recorded during the three months ended June 30, 2016) in full satisfaction of all amounts due or payable, or which become payable under the Arthrex Asset Purchase Agreement. The remaining $5,500,000 was recorded as revenue upon the closing of the agreement on July 1, 2016. Other than this amount recorded on July 1, 2016 under the terms of the Royalty Settlement and Release Agreement, we will have no further royalty income.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2016 increased by $341,000 as compared to the same period in 2015 due primarily to increased legal and professional expenses during the quarter ended September 30, 2016 associated with the Royalty Settlement and Release Agreement with Arthrex, along with the Merger Agreement with BioCardia.

Results of Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015.

The following is a comparison of the condensed consolidated results of operations for Tiger X for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
(In thousands)	2016	2015	$ Change

Royalty income	$5,791	$382	$5,409

General and administrative expenses	515	152	363
Income from operations	5,276	230	5,046
Interest income	2	2	-
Income before income tax provision	5,278	232	5,046
Provision for income taxes	-	-	-
Net income	$5,278	$232	$5,046

Royalty income

Royalty income amounted to $5,791,000 for the nine months ended September 30, 2016 as compared to $382,000 for the nine months ended September 30, 2015. Revenues represented royalties received from Arthrex in connection with the Arthrex Asset Purchase Agreement. We entered into a Royalty Settlement and Release Agreement with Arthrex on May 5, 2016 and effective on July 1, 2016, whereby we agreed to receive approximately $5,642,000 in full satisfaction of all amounts due or payable, or which become payable under the Arthrex Asset Purchase Agreement. Other than this amount recorded on July 1, 2016 under the terms of the Royalty Settlement and Release Agreement, we will have no further royalty income.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 increased by $363,000 as compared to the same period in 2015 due primarily to increased legal and professional expenses associated with the Royalty Settlement and Release Agreement with Arthrex, along with the Merger Agreement with BioCardia.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,597,000 for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $217,000 for the same period in 2015. The change between the nine months ended September 30, 2016 and the same period in 2015 was primarily due to an increase in royalty income in 2016.

We had no cash flows from investing or financing activities during the nine months ended September 30, 2016 or 2015.

We believe our cash and cash equivalents as of September 30, 2016 are adequate to meet our cash needs for the next twelve months and beyond.

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

We carried out an evaluation under the supervision and with the participation of our management, including our interim principal executive officer and interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Agreement and Plan of Merger dated as of August 22, 2016, by and among the Company, BioCardia, Merger Sub, Jay Moyes, as the representative of BioCardia Securityholders, and Steven Rubin, as initial representative of the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed on August 25, 2016).

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

TIGER X MEDICAL, INC.

October 17, 2016	By:	/s/ Steven Rubin
Steven Rubin
Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger dated as of August 22, 2016, by and among the Company, BioCardia, Merger Sub, Jay Moyes, as the representative of BioCardia Securityholders, and Steven Rubin, as initial representative of the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed on August 25, 2016).

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