Form 10-Q
period 2017-03-31
BioCardia, Inc.
filed 2017-05-11
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21419

BioCardia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2753988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Shoreway Road, Suite B

San Carlos, California 94070

(Address of principal executive offices)

(650) 226-0120

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 457,682,784 shares of the registrant’s Common Stock issued and outstanding as of May 9, 2017.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies and Estimates,” “Results of Operations,” “Liquidity and Capital Resources,” and “Future Funding Requirements,” and elsewhere in this report.

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

Assets	March 31, 2017	December 31, 2016
	(unaudited)
Current assets:
Cash and cash equivalents	$19,032	$21,352
Accounts receivable, net of allowance for doubtful accounts of $1 and $2 at March 31, 2017 and December 31, 2016, respectively	121	74
Inventory	144	135
Prepaid expenses	252	356
Total current assets	19,549	21,917
Property and equipment, net	177	111
Other assets	54	54
Total assets	$19,780	$22,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291	$525
Accrued liabilities	720	544
Deferred revenue	72	71
Grant liability	285	304
Total current liabilities	1,368	1,444
Deferred rent	62	56
Total liabilities	1,430	1,500
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized at March 31, 2017 and December 31, 2016, 457,682,784 shares and 457,575,631 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	458	458
Additional paid-in capital	80,910	80,266
Accumulated deficit	(63,018)	(60,142)
Total stockholders’ equity	18,350	20,582
Total liabilities and stockholders’ equity	$19,780	$22,082

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months ended March 31,
	2017	2016
Revenue:
Net product revenue	$109	$168
Collaboration agreement revenue	28	10
Total revenue	137	178
Costs and expenses:
Cost of goods sold	175	226
Research and development	1,033	441
Selling, general and administrative	1,804	587
Total costs and expenses	3,012	1,254
Operating loss	(2,875)	(1,076)
Other income (expense):
Interest expense, net	—	(550)
Change in fair value of convertible preferred stock warrant liability	—	53
Change in fair value of maturity date preferred stock warrant liability	—	(1)
Change in fair value of convertible shareholder notes derivative liability	—	78
Other expense	(1)	—
Total other expense, net	(1)	(420)
Net loss	$(2,876)	$(1,496)

Net loss per share, basic and diluted	$(0.01)	$(0.08)

Weighted-average shares used in computing net loss per share, basic and diluted	457,654,570	18,947,536

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months ended March 31,
	2017	2016
Operating activities:
Net loss	$(2,876)	$(1,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	10
Change in fair value of convertible preferred stock warrant liability	—	(53)
Change in fair value of maturity date preferred stock warrant liability	—	1
Change in fair value of convertible shareholder notes derivative liability	—	(78)
Share-based compensation	622	30
Non-cash interest expense on convertible shareholder notes	—	550
Changes in operating assets and liabilities:
Accounts receivable	(47)	(4)
Inventory	(9)	42
Prepaid expenses	104	28
Accounts payable	(249)	103
Accrued liabilities excluding accrued interest on convertible note	176	86
Deferred revenue	1	40
Deferred rent	6	(7)
Grant liability	(19)	—
Net cash used in operating activities	(2,278)	(748)
Investing activities:
Purchase of property and equipment	(64)	—
Net cash used in investing activities	(64)	—
Financing activities:
Proceeds from the exercise of stock options	22	—
Net cash provided by financing activities	22	—
Net decrease in cash and cash equivalents	(2,320)	(748)
Cash and cash equivalents at beginning of period	21,352	3,557
Cash and cash equivalents at end of period	$19,032	$2,809

Supplemental disclosures for noncash investing activity:
Accounts payable recognized for the purchase of equipment	$15	$—

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc., or the Company, is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Its lead therapeutic candidate is the CardiAMP cell therapy system and its second therapeutic candidate is the CardiALLO cell therapy system. To date the Company has devoted substantially all of its resources to research and development efforts relating to its therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting its intellectual property.

The Company has three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix biotherapeutic delivery system, or Helix; and (3) the Morph vascular access product line, or Morph, which offers advanced catheter products for interventional medicine. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(b)	Reverse Merger

On August 22, 2016, the Company, its wholly-owned subsidiary, Icicle Acquisition Corp, and BioCardia Lifesciences, Inc., or BioCardia Lifesciences (at the time named BioCardia, Inc.), entered into an Agreement and Plan of Merger, or the Merger Agreement. The transactions contemplated by the Merger Agreement closed on October 24, 2016, pursuant to which Icicle Acquisition Corp. merged with and into BioCardia Lifesciences, with BioCardia Lifesciences continuing as the surviving company, or the Merger. BioCardia Lifesciences was determined to be the accounting acquirer in the Merger based upon the terms of the Merger and other factors, including: (i) former BioCardia Lifesciences security holders owned approximately 54% of the combined company (on a fully diluted basis) immediately following the closing of the Merger, (ii) former BioCardia Lifesciences directors hold the majority of the board seats in the combined company, and (iii) former BioCardia Lifesciences management holds all of the key positions in the management of the combined company. Following the completion of the Merger, the Company changed its name to BioCardia, Inc.

Exchange Ratio

Pursuant to the Merger Agreement, each share of BioCardia Lifesciences common stock issued and outstanding prior to the Merger, including shares of common stock underlying outstanding preferred stock, convertible notes (which converted into common stock immediately prior to the Merger), and stock options were converted into the right to receive 19.3678009 shares of Company common stock, or the Exchange Ratio. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the capital structure as a result of the Merger.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations and cash flows as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2017, results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.

(b)	Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $63.0 million as of March 31, 2017. Management expects operating losses and negative cash flows to continue through at least the next several years.

Upon closing of the Merger Agreement, the combined company had approximately $24.0 million in cash, including $19.0 million of cash acquired as part of the Merger and $4.4 million in net proceeds from the issuance of convertible notes in October 2016. Management believes cash of $19.0 million as of March 31, 2017 is sufficient to fund the Company for at least the next twelve-month period following the date of issuance of these financial statements. The Company also plans to raise other additional capital, potentially including debt and equity arrangements, to finance its future operations. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires Company management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment; allowances for doubtful accounts and sales returns; inventory valuation; fair value of the convertible preferred stock warrant liability; fair value of the maturity date preferred stock warrant liability; fair value of the convertible shareholder notes derivative liability; and share-based compensation.

(d)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated during the consolidation process.

(e)	Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the notes to the financial statements included in the 2016 Form 10-K. There have been no changes to those policies except as described below.

(f)	Recently Adopted Accounting Pronouncement

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 effective January 1, 2017.

The impact of adopting ASU 2016-09 resulted in the following:

●

We will classify the excess income tax benefits from stock-based compensation arrangement as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. The adoption of this guidance had no material impact to our condensed consolidated financial statements due to a full valuation allowance recognized against our deferred tax assets.

●	We elected to recognize forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of this guidance on a modified retrospective basis was insignificant.
●

We applied the change in classification of cash flows resulting from excess tax benefits and cash paid by us when directly withholding shares for tax-withholding purposes on a retrospective basis. The adoption of these provisions did not result in changes in our condensed consolidated statements of cash flow.

There were no other material impacts to our condensed consolidated financial statements as a result of adopting this updated standard.

(g)	Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The Company does not plan to elect early adoption. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s financial statement presentation or disclosures.

(3)     Fair Value Measurement

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

The following table sets forth the fair value of our financial assets measured on a recurring basis as of March 31, 2017 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,032	$—	$—	$19,032

The following table sets forth the fair value of our financial assets measured on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,352	$—	$—	$21,352

As discussed in Note 7, in 2015, the Company issued warrants to purchase preferred stock in connection with the note agreements to various shareholders as described below. The warrant liabilities were recorded at the fair value on the date of issuance and were remeasured each subsequent balance sheet date and as of the warrant exercise date, with fair value changes recognized as income (decrease in fair value) or expense (increase in fair value) in other income (expense) in the consolidated statements of operations.   No warrants are outstanding as of March 31, 2017.

In May 2015, the Company entered into note agreements with various stockholders of the Company and other lenders for a total of $7.2 million, or the 2015 Notes. As discussed more fully in Note 7, the 2015 Notes include embedded derivative features that were determined to be a compound embedded derivative requiring bifurcation and separate accounting at estimated fair value. The Company estimated the fair value of the compound embedded derivative utilizing a Monte Carlo simulation model from inception through June 30, 2016. The inputs used to determine the estimated fair value of the compound embedded derivative instrument include the probability of an underlying event triggering the redemption event and its timing prior to the maturity date of the 2015 Notes. The fair value measurement is based upon significant inputs not observable in the market. These assumptions are inherently subjective and involve significant management judgment. Upon the completion of the Merger, the valuation of the compound embedded derivative was determined based on the settlement value of the common stock exchanged for the notes on October 24, 2016.  No notes are outstanding as of March 31, 2017.

(4)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$53	$59
Work in process	48	—
Finished goods	43	76
Total	$144	$135

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, scrap, shrinkage and expired inventories totaled approximately $9,000 and $18,000 for the three months ended March 31, 2017 and 2016, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer equipment and software	$172	$143
Laboratory and manufacturing equipment	415	366
Furniture and fixtures	48	48
Leasehold improvements	326	325
Property and equipment, gross	961	882
Less accumulated depreciation	(784)	(771)
Property and equipment, net	$177	$111

Depreciation expense totaled approximately $13,000 and $10,000 for the three months ended March 31, 2017 and 2016, respectively.

(6)	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued expenses	$572	$478
Accrued clinical trial costs	86	—
Customer deposits	62	66
Total	$720	$544

(7)	Convertible Notes

In May 2015, BioCardia Lifesciences entered into note agreements with various stockholders of BioCardia Lifesciences and other lenders for a total of $7.2 million, or the 2015 Notes. The 2015 Notes accrued 8% annual simple interest, matured 18 months from the issue date and were callable after the maturity date by written demand of a majority of the holders of the outstanding note principle. If BioCardia Lifesciences closed an effective registration statement filed under the Securities Act of 1933, as amended, covering the sale of BioCardia Lifesciences common stock (an IPO) prior to maturity, the outstanding principle and accrued interest would have automatically converted into shares of common stock at 80% of the price of the shares of common stock purchased in the IPO. If at any time prior to the maturity date, the Company closed a private placement of the Company’s preferred stock for aggregate sales proceeds of at least $5.0 million excluding note conversions, at the note holder’s option, or the Optional Conversion Right, the outstanding principle and interest may have been converted into shares of the preferred stock at a conversion price equal to 80% of the price of the preferred shares sold in such financing, plus preferred stock warrant coverage equal to 8% with an exercise price equal to the purchase price of the preferred stock sold in such financing. If the notes were held to maturity, subject to BioCardia Lifesciences authorizing sufficient shares of a new class of preferred stock, or the Maturity Date Preferred Stock, the holder would have had the option to convert the outstanding principle and interest to this new class of Maturity Date Preferred Stock at an exercise price of $0.07 per share, plus 8% warrant coverage.

In August 2016, the Company and the holders of the 2015 Notes amended the 2015 Notes, pursuant to which the outstanding principal amount and all accrued interest through August 31, 2016 automatically converted into shares of BioCardia Lifesciences common stock at 80% of the conversion price of the convertible notes issued in October 2016. In addition, the amendment eliminated the payment of interest for the period subsequent to August 31, 2016, and through the date of the closing of the Merger. Upon the completion of the Merger, the 2015 Notes and accrued interest converted into shares of BioCardia Lifesciences common stock, which were then exchanged at the Exchange Ratio into 67,443,988 shares of the Company’s common stock.

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

The Company recognized interest expense, including amortization of the debt discount of approximately $0 and $550,000 for the three months ended March 31, 2017 and 2016, respectively.

(8)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002, or the 2002 Plan, and the Company assumed the 2002 Plan in the Merger. We will not grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan, or the 2016 Plan, and the Company assumed the 2016 Plan in the Merger. We will grant awards, including incentive stock options and nonstatutory stock options, under the 2016 Plan following the Merger.

Stock compensation attributable to manufacturing operations was not significant and was expensed directly to cost of goods sold in the condensed consolidated statements of operations. Share-based compensation expense for the three months ended March 31, 2017 and 2016 was recorded as follows (in thousands):

	Three Months ended March 31,
	2017	2016
Cost of goods sold	$41	$1
Research and development	172	1
Selling, general and administrative	409	28
Share-based compensation expense	$622	$30

The following table summarizes the activity of stock options and related information:

	Options outstanding

		Weighted
		average
	Number of	exercise
	shares	price

Balance, December 31, 2016	41,903,728	$0.15
Stock options granted	4,413,930	0.90
Stock options exercised	(107,153)	0.20
Stock options cancelled	(407,382)	0.04
Balance, March 31, 2017	45,803,123	$0.22

The weighted average grant-date fair value of options granted during the three months ended March 31, 2017 was $0.72 per share.

Employee Share-Based Compensation (Stock Options)

During the three months ended March 31, 2017, the Company granted stock options to certain non-employee directors and employees to purchase 2,466,147 shares of common stock. The fair value of each option grant is estimated on the date of the grant using the BSM option pricing model with the weighted average assumptions in the table below.

Risk-free interest rate	2.05	–	2.07%
Volatility	88	–	89%
Dividend yield		None
Expected terms (in years)	6.00	–	6.25

Unrecognized share-based compensation for employee options granted through March 31, 2017 is approximately $4.1 million to be recognized over a remaining weighted average service period of 3.4 years.

Employee Share-Based Compensation (RSUs)

During the three months ended March 31, 2017, the Company granted to certain non-employee directors 736,000 restricted stock units, or RSUs. The fair value of each RSU is estimated on the closing market price on the grant date.

The following summarizes the activity of non-vested RSUs:

Weighted
average
grant date
	Number of	fair value
	shares	per share
Non-vested units, December 31, 2016	—
RSUs granted	736,000	$0.92
RSUs vested	—
RSUs forfeited	—
Non-vested units, March 31, 2017	736,000	$0.92

Unrecognized share-based compensation for employee RSUs granted through March 31, 2017 is approximately $630,000 to be recognized over a remaining weighted average service period of 2.8 years.

Nonemployee Share-Based Compensation

During the three months ended March 31, 2017, the Company granted options to purchase 1,947,783 shares of common stock to consultants. These options were granted in exchange for consulting services to be rendered and vest over the term specified in the grant, which correlates to the period the services are rendered. The Company recorded approximately $233,000 and $1,000 for the three months ended March 31, 2017 and 2016, respectively, as nonemployee share-based compensation expense.

The Company accounts for share-based compensation arrangements with nonemployees, using the BSM option pricing model, based on the fair value as these instruments vest. Accordingly, at each reporting date, the Company revalues the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered. The following assumptions were used to value the awards as of March 31, 2017:

Risk-free interest rate	2.37	–	2.40%
Volatility		89%
Dividend yield		None
Expected terms (in years)	9.4	–	9.8%

(9)	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2017	2016
Stock options to purchase common stock	45,803,123	12,595,578
Unvested restricted stock units	736,000	-
Total	46,539,123	12,595,578

(10)     Income Taxes

During the three months ended March 31, 2017 and 2016, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2017, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)     Grant Funding

In June 2016, the Company entered into a grant agreement with Maryland Technology Development Corporation, or TEDCO. TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace. TEDCO administers the Maryland Stem Cell Research Fund to promote State funded stem cell research and cures through financial assistance to public and private entities operating within the State. Under the agreement, TEDCO has agreed to provide the Company an amount not to exceed $750,000 to be used solely to finance the costs to conduct the research project entitled “Heart Failure Trial” over a period of three years.

In the fourth quarter of 2016, the Company received approximately $312,000 under the grant which will be accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $27,000 of the qualifying costs had been incurred as of March 31, 2017. The remaining $285,000 is recorded as grant liability on the condensed consolidated balance sheet at March 31, 2017. The amount is recorded as a liability as the amounts are refundable, should a default by the Company, as defined in the agreement, occur prior to incurring the qualifying costs.

(12)     Related Party Transactions

In August 2016, the Company granted an option to purchase 5,027,726 shares of common stock, with 4-year vesting period and the exercise price of $0.15 per share, to OPKO Health, Inc., or OPKO, as consideration for consulting services to be provided by OPKO in accordance with the consulting agreement entered into between the Company and OPKO. The unearned portion of the share-based compensation related to the OPKO option was revalued at March 31, 2017, and the Company recorded $122,000 as expense during the three months ended March 31, 2017. The term of the consulting agreement is 4 years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock and OPKO itself is also a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those listed in our Annual Report on Form 10-K and elsewhere in this report. Historical results are not necessarily indicative of future results.

Special Note Regarding Smaller Reporting Company Status

We are filing this Quarterly Report on Form 10-Q as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2016. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information, including tabular disclosure of contractual obligations, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Overview

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Our lead therapeutic candidate is the CardiAMP Cell Therapy System, or CardiAMP. We have initiated our U.S. Food and Drug Administration, or FDA, accepted Phase III pivotal trial for CardiAMP in ischemic systolic heart failure, began treating patients in February 2017 and expect to obtain top-line data in 2019. If our trial is successful, we believe we will be the first company to reach the market with a cell-based therapy to treat heart failure. An Investigational Device Exemption submission to FDA for CardiAMP in the indication of post myocardial indication is anticipated in 2017. Our second therapeutic candidate is the CardiALLO Cell Therapy System, or CardiALLO. We anticipate preparation of an Investigational New Drug, or IND, application for submission to the FDA for a Phase II trial for CardiALLO for the treatment of ischemic systolic heart failure. This IND is expected to have improved Chemistry Manufacturing Controls, or CMC, in the IND relative to our previous co-sponsored investigations. We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $2.9 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of approximately $63.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations.

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

We expect that our selling, general and administrative expenses will increase as we advance our Phase III pivotal heart failure trial for CardiAMP, and subject to the availability of additional funding, conduct our Phase II trial for CardiALLO and prepare for commercialization. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and operations and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Other Income (Expense)

Other income and expense consists primarily of interest income we earn on our cash and cash equivalents, interest charges we incurred in periods when we have convertible debt outstanding, and changes in the fair value of our warrant and convertible shareholder note derivative liabilities in periods when we have warrants or convertible debt outstanding. Subsequent to the Merger we have no interest charges related to the convertible debt and changes in the fair value of our warrant and convertible shareholder note derivative liabilities as such instruments were converted, cancelled or exchanged as part of the Merger. We expect our interest income to increase following the completion of the Merger as we invest our cash on hand pending its use in our operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported expenses during the periods presented. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other than below, there were no material changes in our critical accounting estimates or accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K during the three months ended March 31, 2017.

Share-Based Compensation

We measure and recognize share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. We use the Black-Scholes-Merton option-pricing model, or BSM, to calculate the fair value of stock options. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Share-based compensation expense recognized in the statements of operations is based on awards at the time of grant, and is reduced for actual forfeitures at the time that the forfeitures occur. Compensation cost for employee share-based awards will be recognized over the vesting period of the applicable award on a straight-line basis.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,

	2017	2016
Revenue:
Net product revenue	$109	$168
Collaboration agreement revenue	28	10
Total revenue	137	178

Cost and expenses:
Cost of goods sold	175	226
Research and development	1,033	441
Selling, general and administrative	1,804	587
Total cost and expenses	3,012	1,254

Operating loss	(2,875)	(1,076)
Interest expense	-	(550)
Other (expense) income	(1)	130
Net loss	$(2,876)	$(1,496)

Revenue.     Revenue decreased by approximately $41,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a reduction in sales volumes. We expect net product revenue for 2017 to be relatively consistent with 2016.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $51,000 in the three months ended March 31, 2017 compared to the three months ended March 31 2016 consistent with the reduction in revenue. We expect cost of goods sold for 2017 to be relatively consistent with 2016.

Research and Development Expenses.     Research and development expenses increased by approximately $592,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to expenses incurred in the planning, preparation and inception of the CardiAMP Phase III pivotal heart failure trial. We expect research and development expenses to increase as we continue to enroll and treat patients in the trial and incur additional development expenses related to CardiALLO therapeutic program.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by approximately $1.2 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the additional expense of operating as a public company, including additional salary expenses, stock compensation costs, legal, accounting, tax and other corporate expenses. We expect selling, general and administrative expenses for the remaining quarters to increase moderately from the three month period ended March 31, 2017 as we continue to build the supporting staff and infrastructure to support the CardiAMP Phase III pivotal trial and public company operations.

Interest Expense.   Interest expense for the three months ended March 31, 2016 consisted primarily of interest expense related to convertible notes which are no longer outstanding.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2016 consisted primarily of the changes in value of the convertible preferred stock warrant liabilities and the change in value of the convertible shareholder note derivative liability.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2017, we had an accumulated deficit of approximately $63.0 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the Merger. As of March 31, 2017, we had cash and cash equivalents of approximately $19.0 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(2,278)	$(748)
Investing activities	(64)	-
Financing activities	22	-

Net decrease in cash and cash equivalents	$(2,320)	$(748)

Cash Flows from Operating Activities.    The increase in overall spending for operating activities of approximately $1.5 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 relates primarily to increased cash outflows to conduct the CardiAMP Phase III pivotal trial, further develop the CardiAMP and CardiALLO programs and to build the supporting infrastructure to sustain these efforts and support operations as a public company.

Cash Flows from Investing Activities.     Net cash used in investing activities of $64,000 during the three months ended March 31, 2017 consists of the purchase of property and equipment.

Cash Flows from Financing Activities.     Net cash provided by financing activities of $22,000 during the three months ended March 31, 2017 consists of the proceeds from the exercise of stock options.

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

Based upon our current operating plan, we believe that the cash on hand of $19.0 million as of March 31, 2017 will enable us to fund our operations for at least 12 months from the date of issuance of these financial statements. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Recent Accounting Pronouncements

See Note 2 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Due to the material weakness in internal control over financial reporting described in our Annual Report on 10-K for the fiscal year end dated December 31, 2016, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were not effective as of March 31, 2017. These conclusions were communicated to the Audit Committee. Notwithstanding the existence of this material weakness, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. The risks described in this report and in our Annual Report on 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: May 11, 2017	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 11, 2017.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 11, 2017.