Form 10-K/A
period 2016-12-31
BioCardia, Inc.
filed 2017-07-20
CIK 925741

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity, on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the OTC Markets Group Inc. on such date was approximately $11,511,284. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 24, 2017 was 457,655,631.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement was filed with the Securities and Exchange Commission on April 28, 2017.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	25

Item 11.	Executive Compensation	30

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

Item 13.	Certain Relationships and Related Transactions, and Director Independence	37

Item 14.	Principal Accounting Fees and Services	38

PART IV

Item 15.	Exhibits, Financial Statement Schedules	39

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amended Filing") to the Annual Report on Form 10-K of BioCardia, Inc., a Delaware corporation (referred to as “BioCardia”, “the Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 30, 2017 (the "Original Filing"), is being filed to revise certain disclosures in the Original Filing in response to correspondence letters with the SEC in connection with the SEC’s review of our Registration Statement on Form S-3, originally filed on May 19, 2017 and as amended on June 28, 2017 and July 20, 2017.

Specifically, page i of the Original Filing included the following penultimate paragraph:

“You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.”

This paragraph has been amended to remove the penultimate sentence and will read as follows:

“You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.”

Specifically, page 2 of the Original filing included the following paragraph under “Company Overview”:

“We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. Autologous cell therapies use autologous cells, which means the patient’s own cells, while allogeneic cell therapies use allogeneic cells, which means cells from a third party donor.”

This paragraph has been amended and will read as follows:

“We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. Autologous cell therapies use autologous cells, which means the patient’s own cells, while allogeneic cell therapies use allogeneic cells, which means cells from a third party donor. As we engage in clinical trials of our therapeutic candidates, we have compensated and intend to compensate all parties performing the trials or studies (including all the parties identified in this Annual Report on Form 10-K) only on terms that are standard and customary in clinical study arrangements.”

Specifically, page 6 of the Original Filing included the following first sentence in the first paragraph:

“TACHFT-BMC found CardiAMP cells to be safe at both dosages (100 million and 200 million cells) and that treated patients had increased their functional capacity, improved quality of life, symptoms and key markers of cardiac function predictive of survival, such as end systolic volume, or ESV.”

This sentence has been revised to replace “found CardiAMP cells to be safe” with “met its primary safety endpoint” and will read as follows:

“TACHFT-BMC met its primary safety endpoint at both dosages (100 million and 200 million cells) and that treated patients had increased their functional capacity, improved quality of life, symptoms and key markers of cardiac function predictive of survival, such as end systolic volume, or ESV.”

Specifically, page 6 of the Original Filing included the following sentence:

“A summary of the findings is below:”

A new sentence has been added before this sentence, and the revised paragraph and will read as follows:

“Although clinical trial results supporting safety and efficacy have been found in both the Phase I TABMMI and Phase II TACHFT-BMC trials, the CardiAMP system products still remain investigational, and no claims regarding safety or efficacy can be made until the products are approved by the FDA. A summary of the TACHFT-BMC findings is below:”

Specifically, page 6 of the Original Filing included the two publications below:

    “★    Heldman AW, et al Transendocardial Mesenchymal Stem Cells and Mononuclear Bone Marrow Cells for Ischemic Cardiomyopathy The TAC-HFT Randomized Trial JAMA.2013.282909.

      ★    Wong Po Foo et al., The transendocardial autologous cells in ischemic heart failure trial bone marrow mononuclear cells (TAC-HFT-BMC) randomized placebo controlled blinded study, Regenerative Medicine 2015, 10(7s), S169.”

The two publications will be revised to include the following footnote (“*”) and will read as follows:

“*These publications are not incorporated by reference into this Annual Report on Form 10-K, and the citations are provided for the sole purpose of facilitating a more detailed review of the clinical results.”

Specifically, page 8 of the Original Filing included the following third paragraph:

“Preclinical work with expanded MSCs in swine has been performed with our collaborators at three universities. Early studies showed cells could be efficiently delivered and tracked in the heart using iron oxide incubation techniques with magnetic resonance imaging. Immunohistochemistry stains also detailed that cells could be identified in the hearts after delivery. Randomized swine studies demonstrated that bone marrow derived mesenchymal stem cells, could be safely injected by using our Helix biotherapeutic delivery system three days after myocardial infarction. Cellular transplantation resulted in long-term engraftment, reduction in scar formation and near-normalization of cardiac function. As an additional finding, transplanted cells derived from an allogeneic donor were not rejected by the recipient, a major practical advance for the potential widespread application of this therapy. Studies have also been performed evaluating a variety of delivery strategies. Together, these findings supported that the direct injection of cellular grafts into damaged myocardium is safe and effective in the peri-infarct period.”

This paragraph has been amended to revise the final sentence and will read as follows:

“Preclinical work with expanded MSCs in swine has been performed with our collaborators at three universities. Early studies showed cells could be efficiently delivered and tracked in the heart using iron oxide incubation techniques with magnetic resonance imaging. Immunohistochemistry stains also detailed that cells could be identified in the hearts after delivery. Randomized swine studies demonstrated that bone marrow derived mesenchymal stem cells, could be safely injected by using our Helix biotherapeutic delivery system three days after myocardial infarction. Cellular transplantation resulted in long-term engraftment, reduction in scar formation and near-normalization of cardiac function. As an additional finding, transplanted cells derived from an allogeneic donor were not rejected by the recipient, a major practical advance for the potential widespread application of this therapy. Studies have also been performed evaluating a variety of delivery strategies. Together, these findings demonstrate the safety of directly injecting cellular grafts into damaged myocardium during the peri-infarct period and provided signals of efficacy.”

Specifically, page 8 of the Original Filing included the two publications listed below:

 “★     Heldman AW, et al Transendocardial Mesenchymal Stem Cells and Mononuclear Bone Marrow Cells for Ischemic Cardiomyopathy The TAC-HFT Randomized Trial JAMA.2013.282909.

★     Hare JM, et al. Comparison of Allogeneic vs Autologous Bone Marrow-Derived Mesenchymal Stem Cells Delivered by Transendocardial Injection in Patients With Ischemic Cardiomyopathy, The POSEIDON Randomized Trial, JAMA. 2012;308(22).”

The two publications will be revised to include the following footnote (“*”) and will read as follows:

“* These publications are not incorporated by reference into this Annual Report on Form 10-K, and the citations are provided for the sole purpose of facilitating a more detailed review of the clinical results.”

Specifically, page 9 of the Original Filing included the following second sentence in the first paragraph:

“We expect to confirm the safety and efficacy of MSCs in our target patient population in a Phase II randomized controlled study.”

This sentence has been revised to replace “confirm” with “demonstrate support for” and will read as follows:

“We expect to demonstrate support for the safety and efficacy of MSCs in our target patient population in a Phase II randomized controlled study.”

Specifically, page 9 of the Original Filing included the following first sentence in the second paragraph:

“Both CardiAMP and CardiALLO therapeutic programs have safety and efficacy support from completed clinical studies.

This sentence has been revised and will read as follows:

“The completed clinical studies show support for the safety and efficacy of both the CardiAMP and CardiALLO therapeutic programs; however, both programs still remain investigational, and no claims regarding safety or efficacy can be made until the constituent CardiAMP and CardiALLO products are approved by the FDA.”

Specifically, page 10 of the Original Filing included the following first bullet point under the subheading, “Business Strategy”:

●

“Complete Phase III pivotal trial of CardiAMP for patients with ischemic systolic heart failure. We have initiated our 260 patient CardiAMP Phase III pivotal trial with optional 10 patient roll-in cohort. Based on the results of the Phase II trial, the Phase III pivotal trial will focus on patients with NYHA Class II or III ischemic systolic heart failure, and the primary endpoint will be functional capacity as measured by the six minute walk test. The trial will use the CardiAMP potency assay to target patients most likely to benefit from our treatment. This trial has begun treating patients and is expected to have top-line trial results in 2019.”

This first bullet point under the subheading, “Business Strategy” has been amended and will read as follows:

●

“Complete Phase III pivotal trial of CardiAMP for patients with ischemic systolic heart failure. We have initiated our 260 patient CardiAMP Phase III pivotal trial with optional 10 patient roll-in cohort. Based on the results of the Phase II trial, the Phase III pivotal trial will focus on patients with NYHA Class II or III ischemic systolic heart failure, and the primary endpoint will be functional capacity as measured by the six minute walk test. The trial will use the CardiAMP potency assay to target patients most likely to benefit from our treatment. This trial has begun treating patients and is expected to have top-line trial results in 2019. While we originally expected to commence this trial in the second half of 2015 and obtain results in the second half of 2017, delays in our obtaining necessary funding at the time resulted in our postponing the trial until December 2016.”

Specifically, page 99 of the Original Filing stated that the information required by Part III of Form 10-K is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders. Information required by Part III, Items 10-13 previously incorporated by reference to our Proxy Statement for our 2017 Annual Meeting, which was filed with the SEC on April 28, 2017, are hereby amended and restated in their entirety in this Amended Filing.

Items Amended in this Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the changes set forth above. The following items have been amended as a result of, and to reflect, the changes set forth above:

●	Special Note Regarding Forward-Looking Statements

●	Part I, Item 1. Business
●	Part III, Item 10. Directors, Executive Officers and Corporate Governance
●	Part III, Item 11. Executive Compensation
●	Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
●	Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (the "Exchange Act") from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Amended Filing. We are amending Item 15 of Part IV to reflect the inclusion of these certifications and Exhibit 10.8.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. Autologous cell therapies use autologous cells, which means the patient’s own cells, while allogeneic cell therapies use allogeneic cells, which means cells from a third party donor. As we engage in clinical trials of our therapeutic candidates, we have compensated and intend to compensate all parties performing the trials or studies (including all the parties identified in this Annual Report on Form 10-K) only on terms that are standard and customary in clinical study arrangements.

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

Heart failure is classified in relation to the severity of the symptoms experienced by the patient. The most commonly used classification system, established by the New York Heart Association, or NYHA, is as follows:

●	Class I (mild): patients experience no or very mild symptoms with ordinary physical activity;

●	Class II (mild): patients experience fatigue and shortness of breath during moderate physical activity;

●	Class III (moderate): patients experience shortness of breath during even light physical activity; and

●	Class IV (severe): patients are exhausted even at rest.

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

To date, the research community has proposed three main mechanisms of action to explain the regenerative potential of bone marrow derived cells:

●	endothelial cell and myocyte growth through cell transdifferentiation, which means that a bone marrow cell becomes another cell type in the heart;

●

stimulation of endogenous cardiac stem cells for niche reconstruction, which means that a bone marrow cell stimulates the production of stem cells in the heart, which subsequently become a specific cell type in the heart; and

●

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

Product Overview

BioCardia is developing two comprehensive biotherapeutic candidates for cardiac regenerative medicine, with an initial focus on heart failure resulting from a heart attack:

●

CardiAMP-autologous minimally processed bone marrow cells from a patient’s own cells, with an FDA accepted Phase III pivotal trial. As of December 31, 2016, 62 patients have been treated in our Phase I and Phase II trials in ischemic heart failure and post-acute infarction; and

●

CardiALLO-allogeneic culture expanded mesenchymal bone marrow cells from a universal donor for use in multiple unrelated patients, entering Phase II development. To date, 94 patients have been treated in CardiALLO related mesenchymal stem cell Phase I and Phase II trials.

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

TACHFT-BMC met its primary safety endpoint at both dosages (100 million and 200 million cells) and that treated patients had increased their functional capacity, improved quality of life, symptoms and key markers of cardiac function predictive of survival, such as end systolic volume, or ESV. The TACHFT-BMC trial included a single dose of CardiAMP cells with a follow up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six minute walk distance (6MW), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score.

Although clinical trial results supporting safety and efficacy have been found in both the Phase I TABMMI and Phase II TACHFT-BMC trials, the CardiAMP system products still remain investigational, and no claims regarding safety or efficacy can be made until the products are approved by the FDA. A summary of the TACHFT-BMC findings is below:

●

high-dose CardiAMP cells (200 million cells) met the primary TACHFT-BMC safety endpoint with 0% treatment emergent major adverse cardiac events at 30 days, and demonstrated an excellent safety profile at 12 months with fewer clinical events in the treated group;

●

patients treated with CardiAMP cells, when compared to placebo, showed statistically and clinically significant improvements in functional capacity as measured by the six minute walk test and in quality of life as measured by the MLHF Questionnaire;

●	benefit in preventing clinical events such as hospitalizations was confirmed at one year following treatment, although not at the level of statistical significance; and

●	benefit in clinical outcomes was supported by improvement in patients’ cardiac function, although not at the level of statistical significance.

Results at one year follow-up of the placebo controlled TAC-HFT BMC trial were published by Wong Po Foo et al in 2015 following a pooled analysis by Heldman et al in JAMA in 2013.

★     Heldman AW, et al Transendocardial Mesenchymal Stem Cells and Mononuclear Bone Marrow Cells for Ischemic Cardiomyopathy The TAC-HFT Randomized Trial JAMA.2013.282909.*

★     Wong Po Foo et al., The transendocardial autologous cells in ischemic heart failure trial bone marrow mononuclear cells (TAC-HFT-BMC) randomized placebo controlled blinded study, Regenerative Medicine 2015, 10(7s), S169.*

CardiAMP Phase III Pivotal IDE Trial

We designed the current Phase III pivotal trial to confirm the results of our Phase II TACHFT-BMC trial which showed that a high dose (200 million) of bone marrow cells improved functional capacity and quality of life. The Phase III pivotal trial is anticipated to serve as the basis for potential regulatory approval in the United States. The Phase III trial design excludes NYHA Class I patients and will include our CardiAMP potency assay and CardiAMP point of care cell processing platform, all of which we believe are improvements over our Phase II trial that should enhance the probability of regulatory approval. The primary endpoint will be superiority with respect to functional capacity as measured by the six minute walk test at one-year post-procedure. The inclusion criteria will include:

●	ages 21-90;

●	NYHA Class II or Class III heart failure classification;

●	chronic ischemic left ventricular dysfunction;

●	ejection fraction greater than or equal to 20% but less than or equal to 40%; and

●	a cell potency score greater than or equal to three as measured by the CardiAMP potency assay.

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

* These publications are not incorporated by reference into this Annual Report on Form 10-K, and the citations are provided for the sole purpose of facilitating a more detailed review of the clinical results.

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

CardiALLO Preclinical Experience

Preclinical work with expanded MSCs in swine has been performed with our collaborators at three universities. Early studies showed cells could be efficiently delivered and tracked in the heart using iron oxide incubation techniques with magnetic resonance imaging. Immunohistochemistry stains also detailed that cells could be identified in the hearts after delivery. Randomized swine studies demonstrated that bone marrow derived mesenchymal stem cells, could be safely injected by using our Helix biotherapeutic delivery system three days after myocardial infarction. Cellular transplantation resulted in long-term engraftment, reduction in scar formation and near-normalization of cardiac function. As an additional finding, transplanted cells derived from an allogeneic donor were not rejected by the recipient, a major practical advance for the potential widespread application of this therapy. Studies have also been performed evaluating a variety of delivery strategies. Together, these findings demonstrate the safety of directly injecting cellular grafts into damaged myocardium during the peri-infarct period and provided signals of efficacy.

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

★     Heldman AW, et al Transendocardial Mesenchymal Stem Cells and Mononuclear Bone Marrow Cells for Ischemic Cardiomyopathy The TAC-HFT Randomized Trial JAMA.2013.282909.*

★     Hare JM, et al. Comparison of Allogeneic vs Autologous Bone Marrow-Derived Mesenchymal Stem Cells Delivered by Transendocardial Injection in Patients With Ischemic Cardiomyopathy, The POSEIDON Randomized Trial, JAMA. 2012;308(22).*

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

We anticipate performing our own CMC development work in BioCardia laboratories to accelerate the effort and secure additional intellectual property, and in parallel develop an agreement with an established academic institution to culture and supply the MSC cells for CardiALLO clinical development. We expect to demonstrate support for the safety and efficacy of MSCs in our target patient population in a Phase II randomized controlled study. We expect the CardiALLO Phase II trial to enroll patients with control, low dose and high dose groups using the Helix biotherapeutic delivery system and the same inclusion criteria as the CardiAMP Phase III pivotal trial. We intend to begin enrolling the CardiALLO trial after the CardiAMP trial completes enrollment. In the United States, CardiALLO is expected to be regulated by the FDA as a biologic combination product with our Helix biotherapeutic delivery system.

* These publications are not incorporated by reference into this Annual Report on Form 10-K, and the citations are provided for the sole purpose of facilitating a more detailed review of the clinical results.

The completed clinical studies show support for the safety and efficacy of both the CardiAMP and CardiALLO therapeutic programs; however, both programs still remain investigational, and no claims regarding safety or efficacy can be made until the constituent CardiAMP and CardiALLO products are approved by the FDA. The two therapeutic candidates provide compelling and synergistic approaches to replicating the natural response of bone marrow cells to cardiac injury. CardiAMP harnesses the potential of autologous minimally processed bone marrow cells, using a companion diagnostic to identify patients most likely to benefit from the therapy. CardiALLO utilizes younger universal donor mesenchymal stem cells and may be appropriate for patients who are not optimal candidates for the CardiAMP therapy.

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

●

CardiAMP cell processing platform-processes bone marrow aspirate at the point of care to concentrate mononuclear cells and prepare the dosage form. We expect the CardiAMP cell processing platform to be approved in the United States for ischemic systolic heart failure as part of CardiAMP. The platform is currently cleared for use in the United States and in European Union for the preparation of a cell concentrate from bone marrow and is under investigational use for the treatment of heart failure.

●

Helix biotherapeutic delivery system-delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. This is a leading delivery platform in the field, which has increased safety and performance. We expect Helix to be approved in the United States as part of CardiAMP. The system is CE marked for commercial use in Europe and is under investigational use in the United States as part of our CardiAMP and CardiALLO development programs. We believe the Helix biotherapeutic system is the world’s safest and most efficient platform for cardiac therapeutic delivery and has been used in more than 280 clinical procedures. The Helix biotherapeutic delivery system is designed to be used in any catheterization laboratory in the world without the need for additional capital equipment.

●

We supply our Helix biotherapeutic delivery system to selected partners developing other cell gene and protein therapeutic programs. These programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of cardiac diseases.

●

Morph vascular access products- provides enhanced control for Helix in biotherapeutic delivery and for other common interventions. We have secured all necessary approvals in the United States and Europe. Currently there are six Morph product model numbers approved for commercial sale in the United States via a 510(k) clearance and three in Europe under CE mark. The Morph products are valued by physicians performing difficult vascular procedures worldwide and they have been used in more than 10,000 clinical procedures to date.

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. We are pursuing the following business strategies:

●

Complete Phase III pivotal trial of CardiAMP for patients with ischemic systolic heart failure. We have initiated our 260 patient CardiAMP Phase III pivotal trial with optional 10 patient roll-in cohort. Based on the results of the Phase II trial, the Phase III pivotal trial will focus on patients with NYHA Class II or III ischemic systolic heart failure, and the primary endpoint will be functional capacity as measured by the six minute walk test. The trial will use the CardiAMP potency assay to target patients most likely to benefit from our treatment. This trial has begun treating patients and is expected to have top-line trial results in 2019. While we originally expected to commence this trial in the second half of 2015 and obtain results in the second half of 2017, delays in our obtaining necessary funding at the time resulted in our postponing the trial until December 2016.

●

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

●

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

●

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

●

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

Proprietary Rights and Processes

We may rely, in some circumstances, on proprietary technology and processes (including trade secrets) to protect our technology. However, these can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our proprietary technology and processes may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors, contractors, or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see “Risk Factors-Risks Related to our Intellectual Property.”

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

●

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an IND application, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial begins;

●

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency of the proposed biological product for its intended use;

●	Preparation of and submission to the FDA of a biologics license application, or BLA, for marketing approval, after completion of all pivotal clinical trials;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

●

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

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or licensure, of the BLA for particular indications for use in the United States, which must be updated annually when significant changes are made.

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

●

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

●

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

●

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

Failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions and related consequences including, but not limited to:

●	adverse publicity, untitled letters or warning letters;

●	fines, injunctions, consent decrees and civil penalties;

●	recall, detention or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusal of or delay in granting our requests for 510(k) clearance or premarket approval of new products or modified products;

●	withdrawing 510(k) clearance or premarket approvals that are already granted;

●	refusal to grant export approval for our products;

●	criminal prosecution; and

●	unanticipated expenditures to address or defend such actions.

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

●

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

●

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

●

Effective in 2011, the Affordable Care Act imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

●

Effective in 2011, the Affordable Care Act imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

●

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

●

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare and Medicaid programs;

●

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●

the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals and ownership and investment interest held by such physicians and their immediate family members;

●

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●

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

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

●	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

●	the applicant consents to a second orphan medicinal product application; or

●	the applicant cannot supply enough orphan medicinal product.

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

The ATMP Regulation builds on the procedures, concepts, and requirements designed for chemical-based medicinal products. However, ATMPs present very different characteristics. Additionally, in contrast to chemical-based medicinal products, research in advanced therapies is -for the most part- conducted by academia, non-for-profit organizations, and SMEs, which only have limited financial resources and often lack exposure to the regulatory system that governs medicines.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Corporate Governance

Our business affairs are managed under the direction of our board of directors, which is currently composed of eight members. All of our directors other than Peter Altman are independent within the meaning of the listing standards of The NASDAQ Stock Market, or NASDAQ. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of March 31, 2017, for each of the members of our board of directors:

Name	Class	Age	Position	Director Since	Current Term Expires
Peter Altman, Ph.D.	I	50	President, Chief Executive Officer and Director	2016	2020
Fernando L. Fernandez (1)	I	56	Director	2016	2020
Thomas Quertermous, M.D. (3)	II	65	Director	2016	2018
Richard Pfenniger, Jr. (2)	II	61	Director	2016	2018
Allan R. Tessler (1)	II	80	Director	2016	2018
Richard Krasno, Ph.D. (3)	III	75	Director	2016	2019
Jay M. Moyes (1) (2)	III	63	Director	2016	2019
Simon H. Stertzer, M.D. (2) (3)	III	81	Chairman of the Board of Directors	2016	2019

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Directors

Peter Altman, Ph.D. has served as our President and Chief Executive Officer since 2002, where he has global responsibility for the development, manufacture and marketing of our therapeutic candidates and products. He was founding Chief Executive Officer from 1999 to 2003 and board member of CareDx from 1999 to 2014, a developer of a gene based diagnostics to be used in chronic inflammatory diseases, including cardiac transplantation, coronary artery disease and systemic lupus erythematosus. He was also founding Chief Executive Officer for Lumen Therapeutics from 2004 to 2005, an early-stage pharmaceutical company. He has 30 years of experience in life science research and product development, is named inventor in 45 U.S. patents, and has authored 40 scientific publications. He received his Ph.D. in Bioengineering/Pharmaceutical Chemistry from the University of California, San Francisco and University of California, Berkeley, his Management of Technology certificate from the Walter A. Haas School of Business at the University of California, Berkeley, and both his Master of Science and Bachelor of Science in Mechanical Engineering from the Columbia University School of Engineering and Applied Sciences. Dr. Altman has been elected Fellow of the American Heart Association.

We believe that Dr. Altman possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience in the biotechnology, medical device and diagnostic industries and the operational insight and expertise he has accumulated as our President and Chief Executive Officer.

Fernando L. Fernandez was appointed to our board of directors immediately following the completion of our Merger in October 2016. Mr. Fernandez has served as the Vice President of Finance and Chief Financial Officer of United Data Technologies, an information technology company, since November 2016. Mr. Fernandez served as the Market Vice President and Chief Financial Officer of the Care Delivery segment of Humana, Inc., a health and well-being company, from December 2012 to October 2016. From June 2004 to December 2012, Mr. Fernandez served as the Senior Vice President of Finance and Chief Financial Officer of Continucare Corporation, a medical care service company. Mr. Fernandez spent his early career in public accounting and finance functions at other companies, including Whitman Education Group, Inc., Frost-Nevada LP, and PriceWaterhouseCoopers LLP. Mr. Fernandez holds a Bachelor of Business Administration, Accounting from the University of Miami, and is a CPA.

We believe that Mr. Fernandez possesses specific attributes that qualify him to serve as a member of our board of directors, including his expertise in accounting and finance.

Thomas Quertermous, M.D. has served on our board of directors since 2002. Dr. Quertermous is the William G. Irwin Professor of Medicine and Director of the Division of Cardiovascular Medicine at Stanford University since 1997. Dr. Quertermous came to Stanford from Vanderbilt University where he served as H.J. Morgan Professor of Medicine and Director of the Division of Cardiology. From 2006 to 2013, Dr. Quertermous served as a board member at Aviir, Inc., a company providing metabolic tests and services for the prevention and management of cardiovascular diseases. Dr. Quertermous received both a Master of Science degree in biophysics and theoretical biology and his Doctor of Medicine degree from the University of Chicago, where he also completed residency training in internal medicine. Subsequently, he served as clinical fellow in the Cardiac Unit at the Massachusetts General Hospital and completed a research fellowship in the Department of Genetics at Harvard Medical School.

We believe that Dr. Quertermous possesses specific attributes that qualify him to serve as a member of our board of directors, including his expertise in the cardiovascular, biotechnology and therapeutic development industries.

Richard C. Pfenniger, Jr. was appointed to our board of directors immediately following the completion of our Merger in October 2016. From May 2014 to February 2015, Mr. Pfenniger served as Interim Chief Executive Officer of IntegraMed America, Inc., an operator of the largest U.S. network of fertility centers. From January 2013 to May 2013, Mr. Pfenniger served as Interim Chief Executive Officer to Vein Clinics of America, Inc., a medical group specializing in the treatment of vein disease. From 2003 until October 2011, when it was acquired by Metropolitan Health, Inc., he served as Chairman of the board of directors and President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician and practice management services. Mr. Pfenniger currently serves as a director on the board of directors of OPKO Health, Inc., a pharmaceutical and medical diagnostic company, since 2008; on TransEnterix, Inc., a medical device company, sine 2005; on GP Strategies, Inc., a corporate training and performance improvement company, since 2005; on Wright Investors’ Service Holdings, Inc., a financial services company, since 2015; on Vein Clinics of America, Inc., since 2015; and on IntegraMed America, Inc. since 2012. Mr. Pfenniger holds a Juris Doctor degree from the University of Florida and a Bachelor of Business Administration degree from Florida Atlantic University.

We believe that Mr. Pfenniger possesses specific attributes that qualify him to serve as a member of our board of directors, including his expertise with public companies and the healthcare industry.

Allan R. Tessler has served on our board of directors since 2012. Mr. Tessler has served as Chairman and Chief Executive Officer of International Financial Group, Inc. since 1987. He also serves as a board member of the online brokerage firm TD Ameritrade since November 2006, and as a board member of L Brands since 1987, where he is also Lead Director and Chair of the Finance Committee. Mr. Tessler has also served on the board of directors of Steel Partners Holding, since July 2009 and for Imperva Inc., since 2013. Mr. Tessler was Chief Executive Officer of Epoch Holding Corporation, an investment management company, from February 2000 to June 2004, and Chairman of its board of directors from May 1994 to December 2013; the Co-Chairman and Co-Chief Executive Officer of Interactive Data Corporation, a securities market data supplier, from June 1992 to February 2000; and a co-founder and Chairman of the board of directors of Enhance Financial Services, a public insurance holding company, from 1986 to 2001. Mr. Tessler is a member of the board of governors of the Boys & Girls Clubs of America. Mr. Tessler holds a Bachelor of Arts degree from Cornell University and a Bachelor of Laws degree from Cornell University Law School.

We believe that Mr. Tessler possesses specific attributes that qualify him to serve as a member of our board of directors, including an array of executive management and board positions he has served for publicly traded companies during his career.

Richard Krasno, Ph.D. was appointed to our board of directors immediately following the completion of our Merger in October 2016. Dr. Krasno has served as a director of Ladenburg Thalmann since March 2015, Castle Brands, Inc. since 2014, and OPKO Health, Inc. since 2017. Dr. Krasno served as the executive director of the William R. Kenan, Jr. Charitable Trust from 1999 to 2014 and, from 1999 to 2010, as president of the four affiliated funds. Prior to that, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Mr. Krasno holds a Bachelor of Science from the University of Illinois and a Ph.D. from Stanford.

We believe that Mr. Krasno possesses specific attributes including his qualifications and skills, including financial literacy and expertise, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations, which qualify him to serve as a member of our board of directors.

Jay M. Moyes has served on our board of directors since 2011. He has served on the board of directors of Puma Biotechnologies since April 2012, and on the board of directors and Chairman of the Audit Committee of Osiris Therapeutics, a biosurgical company, since May 2006. He also served as a member of the board of directors and Chairman of the Audit Committee of Integrated Diagnostics, a privately held molecular diagnostics company, from 2011 to 2016. From 2012 to 2014, Mr. Moyes served as a member of the board of directors of Amedica Corporation, a publicly traded orthopaedics company, and as Chief Financial Officer from 2013 to 2014. From 2008 to 2009, Mr. Moyes served as Chief Financial Officer of CareDx, a publicly traded molecular diagnostics company. Prior to that, he served as Chief Financial Officer of Myriad Genetics, Inc., a publicly held healthcare diagnostics company, from June 1996 until his retirement in November 2007, and as Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG from 1979 to 1991. He also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 to 2006. Mr. Moyes holds a Masters of Business Administration from the University of Utah, a Bachelor of Arts in economics from Weber State University, and is formerly a Certified Public Accountant.

We believe that Mr. Moyes possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive background in finance and accounting in the life sciences industry.

Simon H. Stertzer, M.D. is Chairman of our board of directors and has served on our board of directors since 2002. Dr. Stertzer is a Professor of Medicine, Emeritus at the Stanford University School of Medicine, Division of Cardiovascular Medicine, and a Professor at the Stanford University Biodesign Program. He served as Assistant Resident in Medicine at New York University and later as Chief Medical Resident at New York University Division of Bellevue Hospital. Dr. Stertzer was a founder and board member of Arterial Vascular Engineering, an angioplasty balloon and stent company that went public in 1996 and was subsequently acquired by Medtronic. Dr. Stertzer served as Director of the Catheterization Laboratory at Lenox Hill Hospital from 1971 to 1983. He was the Director of Medical Research and Director of the Cardiac Catheterization Laboratory at the San Francisco Heart Institute from 1983 until 1993. He was appointed Professor of Medicine at Stanford University in 1998, and became Professor Emeritus at Stanford University in 2011. Dr. Stertzer received his Doctor of Medicine degree from New York University. He also earned a Certificat de Physiologie from University of Paris (Sorbonne) and had a fellowship at New York University Hospital in Cardiovascular Disease. Dr. Stertzer received a Bachelor of Arts degree in Humanities from Union College.

We believe that Dr. Stertzer possesses specific attributes that qualify him to serve as Chairman of our board of directors, including his historical association with our company and his expertise in interventional cardiology and the operational experience he has accumulated in the life sciences industry.

Executive Officers

The following table identifies certain information about our executive officers as of March 31, 2017. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Peter Altman, Ph.D.	50	President, Chief Executive Officer, and Director
Richard Thomas Allen	61	Vice President of Quality
Henricus Duckers, M.D., Ph.D., FESC	49	Chief Medical Officer
David McClung	53	Vice President of Finance
Phil Pesta	51	Vice President of Operations

For a brief biography of Dr. Altman, please see “Board of Directors and Corporate Governance−Directors.”

Richard Thomas Allen has served as our Vice President of Quality since December 2015. Mr. Allen has more than 9 years of experience in quality oversight roles and technical consulting with medical device and medical technology companies. Before joining our Company, Mr. Allen worked as an independent consultant from 2008 until January 2013 and from June 2015 until November 2015. His responsibilities included a range of technical consulting roles and supervisory positions for quality systems oversight of product development. From February 2013 until May 2015, Mr. Allen served as the Director of Quality Affairs for Hansen Medical Inc. He was responsible for the quality systems and oversight of manufacturing and product development. Mr. Allen earned a Bachelor of Science degree in Bioengineering from Texas A&M University and an Executive MBA from the Fuqua School of Business, Duke University.

Henricus Duckers has served as our Chief Medical Officer since 2016. From 2013 to 2016, Dr. Duckers was the Chair of Regenerative Medicine and the Head of R&D in the Department of Cardiology and Pulmonology at the University Medical Center Utrecht, From 1999 to 2013 he was Associate Professor of Invasive Cardiology/ Head of Molecular Cardiology Laboratory at the Thoraxcenter Rotterdam. He has over 19 years of experience in cardiovascular research, is named inventor in ten U.S. patents, and has authored 140 scientific publications in cardiology, neurology and cell biology. Dr. Duckers studied Medicine and Pharmacy at the University of Utecht, as well as Management in Health Care (Univ. Rotterdam). From 1992 to 1993 he completed his Ph.D. at the Rudolf Magnus Institute for NeuroScience, Cum Laude, and obtained a registration as clinical pharmacologist.

David McClung has served as our Vice President of Finance since March 2016 and has been with the Company since September 2013, also serving as Senior Director of Finance & Controller from September 2013 to February 2016. Before joining our company, Mr. McClung served as Director of Finance and Controller at Sonitus Medical, Inc., a privately-held non-surgical and removable hearing device company, from June 2011 to August 2013.  Prior to that, Mr. McClung served as Controller at NextWave Pharmaceuticals, Inc. a specialty pharmaceutical company acquired by Pfizer, Inc., from April 2010 to June 2011.  Mr. McClung has more than 20 years of finance and accounting experience in publicly and privately financed organizations, including startup enterprises, large public companies and middle-market businesses. Mr. McClung spent his early career in public accounting and finance functions at other companies, including Matson Navigation, Inc., The Clorox Company and KPMG LLP.  Mr. McClung earned a Bachelor of Arts degree in Accounting from Georgia State University, graduating with honors. He is an actively licensed CPA and member of the AICPA and the California Society of CPAs.

Phil Pesta has served as our Vice President, Operations since July 2011. Mr. Pesta has more than 19 years of experience in the medical device industry, primarily in manufacturing and operations roles. Before joining our company, Mr. Pesta was with Boston Scientific. He was most recently responsible for developing the operations transfer plan for the divestiture of their neurovascular division to Stryker Corporation. Prior to that, Mr. Pesta held simultaneous roles as Director of Engineering at Boston Scientific’s electrophysiology division and Plant Manager at the embolic protection division. Earlier in his career, Mr. Pesta held positions in project management and manufacturing engineering at other companies, including Conceptus, Novare Surgical Systems, Medtronic Anneurx and Modified Polymer Components. He has facilitated the commercial launch of multiple products and is listed as an inventor on three U.S. patents. Mr. Pesta earned a Bachelor of Arts Degree in General Design Studies from San Jose State University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2016, all Section 16(a) filing requirements were satisfied on a timely basis, with the exception of one late Form 4 filing by Simon Stertzer.

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

Process for Recommending Candidates to the Board of Directors

No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors.

Board Meetings and Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee currently consists of Allan Tessler, who is the chair of the committee, Jay Moyes and Fernando Fernandez, each of whom are independent and financially literate for audit committee purposes under the requirements of Financial Industry Regulatory Authority (“FINRA”) and the SEC. Mr. Tessler is an “audit committee financial expert” as the term is defined under SEC regulations. From January 1, 2016 to May 9, 2016, our audit committee consisted of Subbarao Uppaluri, who was the chair of the committee, and Steven Rubin, each of whom was “financially literate,” “financially sophisticated,” and “independent” for audit committee purposes within the meaning of the listing standards of NYSE MKT and applicable SEC regulations while serving on our audit committee. From May 10, 2016 to the consummation of the Merger, our audit committee consisted of Mr. Uppaluri and Stephen Liu, each of whom was “financially literate,” “ financially sophisticated,” and “independent” for audit committee purposes within the meaning of the listing standards of NYSE MKT and applicable SEC regulations while serving on our audit committee. Mr. Uppaluri met the attributes of an “audit committee financial expert” within the meaning of SEC regulations while serving on our audit committee. The functions of the audit committee include:

●	overseeing the engagement of our independent registered accounting firm;

●	reviewing our audited financial statements and discussing them with the independent registered accounting firm and our management;

●	meeting with the independent registered accounting firm and our management to consider the adequacy of our internal controls; and

●	reviewing our financial plans, reporting recommendations to our full board of directors for approval and authorizing actions.

Both our independent registered accounting firm and internal financial personnel regularly meet with our audit committee and have unrestricted access to the audit committee.

Our audit committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at investors.biocardia.com. During 2016, our audit committee held four meetings prior to the Merger and one meeting subsequent to the Merger.

Compensation Committee

Our compensation committee currently consists of Jay Moyes, who is the chair of the committee, Simon Stertzer and Richard Pfenniger, each of whom are independent in accordance with the NASDAQ standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The functions of the compensation committee include:

●

reviewing and, if deemed appropriate, recommending to our board of directors policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

●	determining or recommending to the board of directors the compensation of our executive officers; and

●	advising and consulting with our officers regarding managerial personnel and development.

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at investors.biocardia.com. During 2016, our compensation committee held one meeting prior to the Merger and one meeting subsequent to the Merger.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Simon Stertzer, who is the chair of the committee, Thomas Quertermous and Richard Krasno, each of whom are independent in accordance with the NASDAQ standards. The functions of the nominating and corporate governance committee include:

●	establishing standards for service on our board of directors;

●	identifying individuals qualified to become members of our board of directors and recommending director candidates for election or re-election to our board;

●	considering and making recommendations to our board of directors regarding the size and composition of the board of directors, committee composition and structure and procedures affecting directors;

●	reviewing compliance with relevant corporate government guidelines;

●	reviewing governance-related stockholder proposals and recommending board responses; and

●

reviewing actual and potential conflicts of interest of board members and corporate officer, other than related-party transactions reviewed by the audit committee, and approving or prohibiting any involvement of such persons in matters that may involve a conflict of interest or taking of a corporate opportunity.

Our nominating and corporate governance committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at investors.biocardia.com. During 2016, our nominating and corporate governance held no meetings prior to the Merger and no meetings subsequent to the Merger.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Our compensation committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation. Our compensation committee has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers, including the directors.

The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies.

Fiscal 2016 Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers, who are comprised of (1) our principal executive officer (plus two other individuals who served as our principal executive officer during the fiscal year ended December 31, 2016) and (2) our next two highest compensated executive officers other than the principal executive officer.

Name and Principal Position	Year	Salary($)	Bonus($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total($)
Peter Altman, Ph.D.	2016	233,630.68	124,000.00	(2)	−	1,622,703.49	−		1,980,334.17
President, Chief Executive Officer, and Director
Henricus Duckers	2016	66,455.55	16,875.00	(2)	−	376,747.35	149,636.11	(3)	609,714.01
Chief Medical Officer
Richard Thomas Allen	2016	203,388.46	43,125.00	(2)	−	254,859.55	−		501,343.01
Vice President of Quality Assurance

Andrew Brooks(4)	2016	−	−		−	−	12,622.61	(5)	12,622.61
Chairman of the Board and Chief Executive Officer	2015	−	−		−	−	17,771.00	(5)	17,771.00
Steven Rubin(6)	2016	−	−		28,000.00	−	−		28,000.00
Interim Chief Executive Officer

(1)

This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2017.

(2)	This amount was earned in in the fiscal year ending December 31, 2016, but was not paid until 2017.
(3)	Consists of cash compensation paid for consulting services prior to Dr. Ducker’s employment.
(4)

On May 10, 2016, Dr. Brooks resigned as the Chairman of the Board of Directors, Chief Executive Officer, Interim Chief Financial Officer and other positions with Tiger X Medical, Inc. (“Tiger X”). Dr. Brooks agreed to forego his salary for the years ended December 31, 2016 or 2015 based on Tiger X’s financial condition and as a cost reduction measure.

(5)	Represents reimbursement of health insurance premiums.
(6)

Mr. Rubin served as the Interim Chief Executive Officer of Tiger X from May 10, 2016 until the completion of the Merger on October 24, 2016. Mr. Rubin agreed to receive compensation only in the form of a restricted stock grant for his services as Interim Chief Executive Officer of Tiger X.

Employment Agreements

Peter Altman

We have not entered into an employment agreement with Dr. Altman. Accordingly, he is employed on an at-will basis. Dr. Altman’s current annual base salary is $310,000 and he is eligible for an annual bonus equal to 40% of his base salary.

Dr. Altman is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Henricus Duckers

We have not entered into an employment agreement with Dr. Duckers. Accordingly, he is employed on an at-will basis. Dr. Duckers’s current annual base salary is $270,000 and he is eligible for an annual bonus equal to 25% of his base salary.

Dr. Duckers is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Richard Thomas Allen

We have not entered into an employment agreement with Mr. Allen. Accordingly, he is employed on an at-will basis. Mr. Allen’s current annual base salary is $230,000 and he is eligible for an annual bonus equal to 25% of his base salary.

Mr. Allen is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Andrew Brooks

We did not enter into an employment agreement with Dr. Brooks. Accordingly, he was employed on an at-will basis. Dr. Brooks did not receive any base salary or bonus during the fiscal year ended December 31, 2016.

While employed by us, Dr. Brooks was also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Steve Rubin

We did not enter into an employment agreement with Mr. Rubin. Accordingly, he was employed on an at-will basis. Mr. Rubin did not receive any base salary or bonus during the fiscal year ended December 31, 2016.

While employed by us, Mr. Rubin was also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Potential Payments on Termination or Change of Control

We entered into change of control and severance agreements with each of our named executive officers, effective as of the completion of our Merger. Under each of these agreements, if, within the period three months prior to and 12 months following a “change of control” (such period, the change in control period), we terminate the employment of the applicable employee other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s change of control and severance agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 150% for Dr. Altman, 100% for Mr. Allen, and 100% for Dr. Duckers, (ii) a lump sum payment equal to the following percentage of the employee’s target annual bonus: 150% for Dr. Altman, 100% for Mr. Allen, and 100% for Dr. Duckers, (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 18 months for Dr. Altman, 12 months for Mr. Allen and 12 months for Dr. Duckers, and (iv) accelerated vesting as to 100% of the employee’s outstanding unvested equity awards.

Additionally, under each of these agreements, if, outside of the change in control period, we terminate the employment of the applicable employee other than for cause, death or disability, or the employee resigns for good reason and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 100% for Dr. Altman, 50% for Mr. Allen, and 50% for Dr. Duckers, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 12 months for Dr. Altman, 6 months for Mr. Allen and 6 months for Dr. Duckers, and (iii) the employee’s outstanding unvested equity awards will vest as to an additional 24 months for Dr. Altman, 12 months for Mr. Allen and 12 months for Dr. Duckers.

Pursuant to the change of control and severance agreements, in the event any payment or benefit provided to our named executive officers would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended, or the Code (as a result of a payment being classified as a parachute payment under Section 280G of the Code), the applicable employee will receive such payment as would entitle him to receive the greatest after-tax benefit, even if it means that we pay him a lower aggregate payment so as to minimize or eliminate the potential excise tax imposed by Section 4999 of the Code.

Mr. Rubin received a restricted stock grant of 200,000 shares on August 11, 2016, which provided that 100% of all then outstanding and unvested shares pursuant to that stock grant would vest if Mr. Rubin were terminated within 30 days of a change in control. Accordingly all 200,000 shares granted to Mr. Rubin vested in connection with the Merger on October 24, 2016.

Non-Equity Incentive Compensation Plan

We do not have any non-equity incentive compensation plan.

Outstanding Equity Awards at 2016 Year-End

The following table sets forth summary information regarding the outstanding equity awards for each of the named executive officers as of December 31, 2016:

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Peter Altman	6/19/2008	941,894	−	0.15	6/19/2018		−
	4/10/2010	81,460	−	0.15	4/10/2020	−	−
	7/5/2014	2,302,702	1,508,668	0.15	7/5/2024	−	−
	8/19/2016	605,004	13,915,094	0.15	8/19/2026	−	−
Henricus Duckers	8/9/2016	−	1,941,738	0.15	8/9/2026	−	−
	8/19/2016	63,474	1,459,919	0.15	8/19/2026	−	−
Richard Thomas Allen	8/9/2016	319,568	958,706	0.15	8/9/2026	−	−
	8/19/2016	43,154	992,558	0.15	8/19/2026	−	−
Steven Rubin (3)	−	−	−	−	−	−	−
Andrew Brooks (4)	−	−	−	−	−	−	−

(1) Information for this table is depicted on an award-by-award basis unless the exercise price and expiration date are identical.

(2) This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors.

(3) Mr. Rubin served as the Interim Chief Executive Officer of Tiger X from May 10, 2016 until the completion of the Merger on October 24, 2016. As of December 31, 2016, Mr. Rubin did not hold any options to purchase shares of our common stock.

(4) On May 10, 2016, Dr. Brooks resigned as the Chairman of the Board of Directors, Chief Executive Officer, Interim Chief Financial Officer and other positions with Tiger X. As of December 31, 2016, Dr. Brooks did not hold any options to purchase shares of our common stock.

DIRECTOR COMPENSATION

Non-Employee Director Compensation

Cash and Equity Compensation

We compensate non-employee members of the board of directors. Directors who are also employees do not receive cash or equity compensation for service on the board of directors in addition to compensation payable for their service as our employees. The non-employee members of our board of directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending board of directors or committee meetings. Our directors received equity grants annually at the fair market value of our common stock at the time of grant under our 2016 Plan.

In January 2017 our compensation policy for non-employee directors was established. The cash and equity components of our compensation policy for non-employee directors are set forth below:

Position	Annual Cash Retainer	Equity Grant
Base Fee	$40,000	$44,000
Chairperson Fee
Chairman of the Board	25,000
Audit Committee	15,000
Compensation Committee	10,000
Nominating and Corporate Governance Committee	7,500
Committee Member Fee
Audit Committee	7,500
Compensation Committee	5,000
Nominating and Corporate governance	3,750

Under our non-employee director compensation program, each non-employee director received an initial equity award in January of 2017 of either an option to purchase 267,000 shares of common stock or receive 184,000 restricted stock units which, in either case, vest over three years upon the anniversary of the grant date, subject to continued service through the vesting date. We expect additional annual equity grants may be made to our non-employee directors and that compensation for our non-employee directors will be competitive at the 50th percentile of our peer group.

Compensation for 2016

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2016:

Director	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Fernando L. Fernandez	−	−	−	−
Richard Krasno, Ph.D.	−	−	−	−
Jay M. Moyes	−	−	−	−
Richard C. Pfenniger, Jr.	−	−	−	−
Thomas Quertermous, M.D.	−	−	−	−
Simon H. Stertzer, M.D.	−	−	$14,423.06	$14,423.06
Allan R. Tessler	−	−	$1,367.14	$1,367.14
Jonathan Brooks(2)	−	−	−	−
Thomas H. Morgan(3)	−	−	−	−
Ronald N. Richards(4)	−	−	−	−
Stephen Liu(5)	−	$10,500.00	−	$10,500.00
Subbarao Uppaluri(6)	−	$10,500.00	−	$10,500.00

(1)

This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2017.

(2)	On May 10, 2016, Mr. Brooks resigned from the board of directors of Tiger X.
(3)	On May 10, 2016, Mr. Morgan resigned from the board of directors of Tiger X.
(4)	On May 10, 2016, Mr. Richards resigned from the board of directors of Tiger X.
(5)	On October 24, 2016, Mr. Liu resigned from the board of directors of Tiger X in connection with the Merger.
(6)	On October 24, 2016, Mr. Uppaluri resigned from the board of directors of Tiger X in connection with the Merger.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2016.

Name	Aggregate Number of Stock Options Outstanding as of December 31, 2016		Aggregate Number of Stock Awards Outstanding as of December 31, 2016
Fernando L. Fernandez	−		−
Richard Krasno, Ph.D.	−		−
Jay M. Moyes	217,248	(1)	−
Richard C. Pfenniger, Jr.	−		−
Thomas Quertermous, M.D.	−		−
Simon H. Stertzer, M.D.	896,244	(2)	−
Allan R. Tessler	162,941	(3)	−
Jonathan Brooks(4)	−		−
Thomas H. Morgan(5)	−		−
Ronald N. Richards(6)	−		−
Stephen Liu(7)	−		−
Subbarao Uppaluri(8)	−		−

(1)	Includes 217,248 shares subject to an option, which are fully vested and immediately exercisable.
(2)	Includes (i) 882,086 shares subject to an option which are fully vested and immediately exercisable and (ii) 14,158 shares subject to an option, all of which vest on June 30, 2017.
(3)	Includes 162,941 shares subject to an option, which are fully vested and immediately exercisable.
(4)	On May 10, 2016, Mr. Brooks resigned from the board of directors of Tiger X.
(5)	On May 10, 2016, Mr. Morgan resigned from the board of directors of Tiger X.
(6)	On May 10, 2016, Mr. Richards resigned from the board of directors of Tiger X.
(7)	On October 24, 2016, Mr. Liu resigned from the board of directors of Tiger X in connection with the Merger.
(8)	On October 24, 2016, Mr. Uppaluri resigned from the board of directors of Tiger X in connection with the Merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2016. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	41,903,728	$0.15	15,408,528
Equity compensation plans not approved by stockholders	-	-	-
Total	41,903,728	$0.15	15,408,528

(1)

Includes the BioCardia, Inc. 2002 Stock Plan and the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased the first day of each year beginning in 2017, equal to lesser of (i) 29,051,701 shares, (ii) 4.0% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (iii) such smaller number as is determined by the board of directors.

(2)

The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying DSUs or RSUs, which have no exercise price.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of December 31, 2016 there were 457,575,631 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o BioCardia, Inc., 125 Shoreway Road, Suite B, San Carlos, CA 94070.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% Stockholders:
Entities affiliated with Stertzer Family Trust (1)	43,483,235	9.49%
Sabiah Ltd. (2)	27,065,159	5.92%
Frost Gamma Investments Trust (3)	130,503,835	28.52%
OPKO Health, Inc.	24,252,769	5.30%
Entities affiliated with Gerald P. Peters (4)	28,131,315	6.15%

Named Executive Officers and Directors:
Peter Altman, Ph.D. (5)	14,258,069	3.08%
Henricus Duckers	222,148	*
Richard Thomas Allen	630,383	*
Fernando L. Fernandez	−	−
Richard Krasno	−	−
Jay M. Moyes (6)	188,129	*
Richard C. Pfenniger, Jr.	600,000	*
Thomas Quertermous, M.D.	1,305,466	*
Simon H. Stertzer, M.D. (7)	43,483,235	9.49%
Allan R. Tessler (8)	9,938,197	2.17%
All directors and executive officers as a group (12 people) (9)	72,392,838	15.55%

* Represents beneficial ownership of less than 1%.

(1)

Consists of (i) 31,039,310 shares of common stock held by the Stertzer Family Trust, (ii) 4,916,171 shares of our common stock held by Windrock Enterprises L.L.C., (iii) 1,258,925 shares of our common stock held by the Stertzer Gamma Trust, (iv) 5,386,743 shares our common stock held by Stertzer Holdings LLC, and (v) 882,086 shares subject to options that are vested and exercisable within 60 days of April 21, 2017, held by Dr. Stertzer. Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC.

(2)

Luis M de la Fuente, his wife and child are the stockholders of Sabiah Ltd. and share voting and dispositive control over the shares held by Sabiah Ltd. The address for this entity is P.O. Box 438, Road Town, Tortola, British Virgin Islands.

(3)

Dr. Phillip Frost is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. The address for these entities is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137.

(4)

Consists of (i) 9,296 shares of our common stock held by Gerald P. Peters, (ii) 9,664,629 shares of our common stock held by The Peters Corporation, (iii) 3,613,351 shares of our common stock held by the Peters Family Art Foundation, (iv) 5,778,011 shares of our common stock held in the Kathleen K. Peters & Gerald P. Peters III Revocable Trust UTA dtd. Sept. 29, 2008, (v) 8,290,038 shares of our common stock held in an account for the benefit of Mr. Peters, and (vi) 775,990 shares of our common stock held in an account for the benefit of his spouse. Gerald P. Peters, President, Chief Executive Officer and Financial & Fiscal Officer of the Peters Family Art Foundation may be deemed to have voting and dispositive control over the shares held by the Peters Family Art Foundation. The address for the Peters Family Art Foundation is P.O. Box 2437, Santa Fe, NM 87504. Mr. Peters may be deemed to have voting and dispositive control over the shares held by The Peters Corporation.

(5)	Consists of 8,338,109 shares of our common stock held by Dr. Altman and 5,919,960 shares subject to options vested and exercisable within 60 days of April 21, 2017.
(6)	Consists of 79,505 shares of our common stock and 108,624 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of April 21, 2017.
(7)

Consists of (i) 31,039,310 shares of common stock held by the Stertzer Family Trust, (ii) 4,916,171 shares of our common stock held by Windrock Enterprises L.L.C., (iii) 1,258,925 shares of our common stock held by the Stertzer Gamma Trust, (iv) 5,386,743 shares our common stock held by Stertzer Holdings LLC, and (v) 882,086 shares subject to options, held by Dr. Stertzer that are vested and exercisable within 60 days of April 21, 2017. Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC.

(8)

Consists of (i) 162,941 shares subject to options held by Mr. Tessler that are exercisable within 60 days of April 21, 2017, (ii) 6,965,106 shares of our common stock held by ART/FGT Family Limited Partnership, (iii) 1,405,075 shares of our common stock held by International Financial Group, and (iv) 1,405,075 shares of our common stock held by The Tessler Family Limited Partnership. Mr. Tessler and his spouse are limited partners of the ART/FGT Family Limited Partnership and share voting and dispositive control over the shares held by the ART/FGT Family Limited Partnership. The address for the ART/FGT Family Limited Partnership is 2500 Moose Wilson Road, Wilson, Wyoming 83014. Mr. Tessler may be deemed to have voting and dispositive control over the shares held by the Tessler Family Limited Partnership and International Financial Group.

(9)

Consists of 62,699,485 shares of common stock held by our directors and executive officers and 9,693,353 shares of common stock issuable to our directors and executive officers upon the exercise of stock options exercisable within 60 days of April 21, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Policies and Procedures for Related Party Transactions

We have adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described above were entered into prior to the adoption of this policy.

Related Party Transactions

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●

any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Other Transactions

In August 2016, we granted an option to purchase 5,027,726 shares of common stock, with 4-year vesting period and the exercise price of $0.15 per share, to OPKO Health, Inc. (“OPKO”) as consideration for various consulting services (including, but not limited to, (i) providing us with guidance with respect to our operations, business development, financing and growth strategy and (ii) liaising with potential strategic or financial partners in the healthcare industry) to be provided by OPKO from time to time in accordance with the consulting agreement entered into between the Company and OPKO (the “OPKO Agreement”). We recorded $466,000 as expense related to the OPKO stock option during the fiscal year ended December 31, 2016. OPKO did not provide any consulting services during the fiscal year ended December 31, 2016. The estimated grant-date fair value of the option is $5.2 million. The term of the consulting agreement is 4 years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of our common stock and OPKO itself is also a beneficial owner of more than 5% of the outstanding shares of our common stock. This description the OPKO Agreement is not complete and is qualified in its entirety by reference to the full text of the OPKO Agreement, which is attached as Exhibit 10.8 and incorporated herein by reference.

We have granted stock options to our named executive officers and certain of our directors. See the section titled “Executive Compensation−Outstanding Equity Awards at 2016 Year-End” for a description of these stock options.

We have entered into employment agreements with certain of our executive officers that, among other things, provides for certain severance and change in control benefits. See the section titled “Executive Compensation−Potential Payments upon Termination or Change of Control.”

We have entered into change of control and severance agreement with certain of our executive officers that provides for certain severance and change in control benefits. See the section titled “Executive Compensation−Potential Payments upon Termination or Change of Control.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

Director Independence

We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” Nevertheless, we expect that our board of directors will determine that all of our directors, other than Dr. Altman, qualify as “independent” directors in accordance with listing requirements of NASDAQ. Dr. Altman is not considered independent because he is an employee of BioCardia. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the captions “Fees Paid to the Independent Registered Public Accounting Firms,” “Change in Independent Public Accounting Firm,” “Auditor Independence” and “Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which was filed with the SEC on April 28, 2017, and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements:

The consolidated financial statements of BioCardia were included with our previously Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, not applicable, or the required information included in the financial statements or notes thereto included with our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.	Exhibits

The documents listed in the Exhibit Index of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA, INC.

By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer

Date: July 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ Peter Altman	President and Chief Executive Officer and Director	July 20, 2017
(Peter Altman)	(Principal Executive Officer)

/s/ David McClung	Vice President of Finance	July 20, 2017
(David McClung)	(Principal Financial and Accounting Officer)

*	Chairman of the Board	July 20, 2017
(Simon H. Stertzer)

*	Director	July 20, 2017
(Fernando L. Fernandez)

/s/ Richard Krasno	Director	July 20, 2017
(Richard Krasno)

*	Director	July 20, 2017
(Jay M. Moyes)

*	Director	July 20, 2017
(Richard P. Pfenniger, Jr.)

*	Director	July 20, 2017
(Thomas Quertermous)

*	Director	July 20, 2017
(Allan R. Tessler) *By: /s/ Peter Altman Peter Altman Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement, dated January 24, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Arthrex, Inc.
2.2(2)	First Amendment to Asset Purchase Agreement, effective March 18, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Arthrex, Inc.
2.3(3)	Asset Purchase Agreement, dated April 4, 2011, by and among Cardo Medical, Inc. (nka Tiger X Medical, Inc.), Cardo Medical, LLC (nka Tiger X Medical, LLC) and Altus Partners, LLC.
2.4(4)	Agreement and Plan of Merger dated August 22, 2016.
2.5(5)	First Amendment to Agreement and Plan of Merger dated October 21, 2016.
3.1(6)	Amended and Restated Certificate of Incorporation.
3.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(8)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.4(9)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.5(10)	Amended and Restated Bylaws.
4.1(11)	Specimen common stock certificate.
4.2(12)#	BioCardia 2002 Stock Plan, as amended.
4.3(13)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan.
4.4(14)#	Cardo Medical (nka BioCardia, Inc.) 2010 Equity Incentive Plan.
4.5(15)#	Form of Stock Award Agreement under Cardo Medical 2010 Equity Incentive Plan.
4.6(16)#	BioCardia 2016 Equity Incentive Plan.
4.7(17)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan.
4.8(18)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan.
10.1(19)#	Form of Indemnification Agreement for directors and executive officers.
10.2*#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(20)	Lease Agreement, dated September 29, 2008, by and between the Company and ARE-San Francisco No. 29, LLC.
10.4(21)	First Amendment to Lease, dated May 31, 2010, by and between the Company and ARE-San Francisco No. 29, LLC.
10.5(22)	Second Amendment to Lease, dated May 29, 2013 by and between the Company and ARE-San Francisco No. 29, LLC.
10.6*	Third Amendment to Lease, dated November 4, 2016, by and between the Company and ARE-San Francisco No. 29, LLC.
10.7(23) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.8**	Consulting Agreement, dated August 19, 2016, by and between the Company and OPKO Health, Inc.
21.1*	Subsidiaries of BioCardia, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 77 of the Annual Report on Form 10-K filed by us on March 30, 2017).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2***	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.

*	Previously filed as an exhibit to the Annual Report on Form 10-K field by us on March 30, 2017.
**	Filed herewith.

*** Previously furnished as an exhibit to the Annual Report on Form 10-K filed by us on March 30, 2017.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on January 27, 2011.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 24, 2011.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 8, 2011.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on August 25, 2016.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on March 18, 2008.
(7)	Previously filed as an Annex to the Information Statement on Schedule 14C filed by us on September 30, 2008.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on June 16, 2011.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on February 1, 2008.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(13)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on September 9, 2008.
(15)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(16)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(17)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(18)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(19)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(23)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.