Form 10-Q/A
period 2017-03-31
BioCardia, Inc.
filed 2017-07-20
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________

Commission file number: 000-21419

BIOCARDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2753988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
125 Shoreway Road, Suite B San Carlos, California 94070
(Address of principal executive offices and zip code)

(650) 226-0120
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company	Smaller reporting company ☒
Emerging Growth Company☐

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

Explanatory Note

BioCardia, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Form 10-Q for the quarter ended March 31, 2017 (the “Original Form 10-Q”) to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Principal Executive Officer filed as Exhibit 31.1 and the certification of its Principal Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

This Amendment should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date thereof. Other than as specifically set forth herein, this Amendment does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: July 20, 2017	By:	/s/ Peter Altman
Peter Altman President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.