Form 10-Q
period 2017-09-30
BioCardia, Inc.
filed 2017-11-09
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

There were 38,220,141 shares of the registrant’s Common Stock issued and outstanding as of November 8, 2017.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, or report, contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies and Estimates,” “Results of Operations,” “Liquidity and Capital Resources,” and “Future Funding Requirements,” and elsewhere in this report.

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this Report and in our other filings with the SEC. These forward-looking statements represent our estimates and assumptions only as of the date of this report regardless of the time of delivery of this report, and such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into,  or review of, all potentially available relevant information. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,326	$21,352
Accounts receivable, net of allowance for doubtful accounts of $3 and $2 at September 30, 2017 and December 31, 2016, respectively	90	74
Inventory	240	135
Short-term investments	1,799	—
Prepaid expenses	188	356
Total current assets	15,643	21,917
Property and equipment, net	163	111
Other assets	54	54
Total assets	$15,860	$22,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$447	$525
Accrued expenses and other current liabilities	1,393	848
Deferred revenue	160	71
Total current liabilities	2,000	1,444
Deferred rent	75	56
Total liabilities	2,075	1,500
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016
Common stock, $0.001 par value, 750,000,000 shares authorized as of September 30, 2017 and December 31, 2016 respectively; 38,151,548 shares and 38,131,303 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	38	38
Additional paid-in capital	82,711	80,686
Accumulated deficit	(68,964)	(60,142)
Total stockholders’ equity	13,785	20,582
Total liabilities and stockholders’ equity	$15,860	$22,082

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Revenue:
Net product revenue	$88	$100	$298	$406
Collaboration agreement revenue	42	17	81	33
Total revenue	130	117	379	439
Costs and expenses:
Cost of goods sold	147	196	525	578
Research and development	1,700	684	4,028	1,622
Selling, general and administrative	1,322	919	4,708	2,375
Total costs and expenses	3,169	1,799	9,261	4,575
Operating loss	(3,039)	(1,682)	(8,882)	(4,136)
Other income (expense):
Interest income	35	—	58	—
Interest expense	—	(520)	—	(1,627)
Change in fair value of convertible preferred stock warrant liability	—	30	—	250
Change in fair value of maturity date preferred stock warrant liability	—	3	—	10
Change in fair value of convertible shareholder notes derivative liability	—	(1,085)	—	(1,224)
Other expense	3	—	2	(1)
Total other income (expense), net	38	(1,572)	60	(2,592)
Net loss	$(3,001)	$(3,254)	$(8,822)	$(6,728)

Net loss per share, basic and diluted	$(0.08)	$(2.06)	$(0.23)	$(4.26)

Weighted-average shares used in computing net loss per share, basic and diluted	38,146,751	1,579,852	38,141,654	1,579,264

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months ended September 30,
	2017	2016
Operating activities:
Net loss	$(8,822)	$(6,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	30
Change in fair value of convertible preferred stock warrant liability	—	(250)
Change in fair value of maturity date preferred stock warrant liability	—	(10)
Change in fair value of convertible shareholder notes derivative liability	—	1,224
Stock based compensation	1,999	145
Non-cash interest expense on convertible shareholder notes	—	1,627
Changes in operating assets and liabilities:
Accounts receivable	(16)	45
Inventory	(105)	44
Prepaid expenses and other current assets	168	111
Accounts payable	(80)	505
Accrued liabilities excluding accrued interest on convertible note	545	235
Deferred revenue	89	37
Deferred rent	19	(22)
Net cash used in operating activities	(6,146)	(3,007)
Investing activities:
Purchase of property and equipment	(107)	—
Purchase of short-term investments	(1,799)	—
Net cash used in investing activities	(1,906)	—
Financing activities:
Proceeds from the exercise of common stock options	26	2
Net cash provided by financing activities	26	2
Net decrease in cash and cash equivalents	(8,026)	(3,005)
Cash and cash equivalents at beginning of period	21,352	3,557
Cash and cash equivalents at end of period	$13,326	$552

Supplemental disclosures for noncash investing activity:
Accounts payable recognized for the purchase of equipment	$2	$—

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc., or the Company, is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Its lead therapeutic candidate is the CardiAMP cell therapy system and its second therapeutic candidate is the CardiALLO cell therapy system. To date, the Company has devoted substantially all of its resources to research and development efforts relating to its therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting its intellectual property.

The Company has three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix biotherapeutic delivery system, or Helix; and (3) the Morph vascular access product line, or Morph. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(b)	Reverse Stock Split

On or about September 25, 2017, the Company received written consents from holders of approximately 63.6% of the total issued and outstanding shares of voting stock of the Company excluding any holdback shares to authorize the Company’s Board of Directors to approve a 12-to-1 reverse stock split of our issued and outstanding shares of Common Stock (the Reverse Stock Split). The Company’s shares of common stock commenced trading on a split-adjusted basis on November 3, 2017.

Following the Reverse Stock Split, certain reclassifications have been made to the prior periods’ financial statements to conform to the current period's presentation. The Company adjusted stockholders’ equity to reflect the Reverse Stock Split by reclassifying an amount equal to the par value of the shares eliminated by the split from common stock to the additional paid-in capital for all periods presented in these condensed consolidated financial statements, resulting in no net impact to stockholders’ equity on the condensed consolidated balance sheets.

As of September 30, 2017 and December 31, 2016, the Company’s authorized share capital was 750 million shares of common stock and 50 million shares of preferred stock. Upon completion of the reverse stock split on November 3, 2017, the authorized shares were reduced to 100 million shares of common stock and 25 million shares of preferred stock.

(c)	Reverse Merger

On August 22, 2016, the Company, its wholly-owned subsidiary, Icicle Acquisition Corp, and BioCardia Lifesciences, Inc., or BioCardia Lifesciences (at the time named, BioCardia, Inc.), entered into an Agreement and Plan of Merger, or the Merger Agreement. The transactions contemplated by the Merger Agreement closed on October 24, 2016, pursuant to which Icicle Acquisition Corp. merged with and into BioCardia Lifesciences, with BioCardia Lifesciences continuing as the surviving company, or the Merger. BioCardia Lifesciences was determined to be the accounting acquirer in the Merger based upon the terms of the Merger and other factors, including: (i) former BioCardia Lifesciences security holders owned approximately 54% of the combined company (on a fully diluted basis) immediately following the closing of the Merger, (ii) former BioCardia Lifesciences directors hold the majority of the board seats in the combined company, and (iii) former BioCardia Lifesciences management holds all of the key positions in the management of the combined company. Following the completion of the Merger, the Company changed its name to BioCardia, Inc.

Exchange Ratio

Pursuant to the Merger Agreement, each share of BioCardia Lifesciences common stock issued and outstanding prior to the Merger, including shares of common stock underlying outstanding preferred stock, convertible notes (which converted into common stock immediately prior to the Merger), and stock options were converted into the right to receive 19.3678009 shares of Company common stock (approximately 1.6139834 shares after giving effect to the Company’s reverse stock split effected November 3, 2017), or the Exchange Ratio. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the capital structure as a result of the Merger.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations and cash flows as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.

(b)	Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $69.0 million as of September 30, 2017. Management expects operating losses and negative cash flows to continue through at least the next several years. Based on management’s current plans, management believes cash and cash equivalents of $13.3 million and short-term investments of $1.8 million as of September 30, 2017 are sufficient to fund the Company into the third quarter of 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of the Company’s lead therapeutic candidate, the CardiAMP cell therapy system, and the Company’s second therapeutic candidate, the CardiALLO cell therapy system, through and beyond the third quarter of 2018, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

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

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K. There have been no changes to those policies except as described below.

(f)	Investments

Short-term investments consist of debt securities classified as available-for-sale and have original maturities greater than 90 days, but less than 365 days from the date of acquisition. All investments are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations. The Company periodically evaluates these investments for other-than-temporary impairment.

Premiums and discounts on debt securities are amortized or accreted over the life of the security as an adjustment to yield using the effective-interest method. Such amortization and accretion is reported as interest income (expense) in the statement of operations. Dividend and interest income are recognized when earned.

(g)	Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification in the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 effective January 1, 2017.

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

In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers, which deferred the effective date for implementation of the standard. Public entities are to apply the new standard for annual and interim reporting periods beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not elected early adoption. The Company has formed a task force that is in the process of assessing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. Given the relatively small volume of revenue arrangements, the Company believes that the analysis will be completed in sufficient time to adopt the new standard when required. The Company expects to elect the cumulative effect adoption method.

In January 2016, the FASB issued ASU No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company’s fiscal year beginning January 1, 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements. Management’s assessment indicates that the amendment will not have a significant impact as the Company currently has no equity investments, however, the update may have a significant impact in the future. As of September 30, 2017, the Company has not elected to early adopt the amendments of ASU 2016-01.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The Company does not plan to elect early adoption. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently assessing the future impact of this ASU on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017, is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis as of September 30, 2017 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$2,093	$—	$—	$2,093
Money market instruments	—	11,233	—	11,233
Total cash and cash equivalents	$2,093	$11,233	$—	$13,326

Short term investments:
US government securities	$—	$1,799	$—	$1,799
Total short-term investments	$—	$1,799	$—	$1,799

The following table sets forth the fair value of our financial assets measured on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$21,352	$—	$—	$21,352

As discussed in Note 8, in 2015, the Company issued warrants to purchase preferred stock in connection with the note agreements to various shareholders as described below. Upon the completion of the Merger, the Company exchanged 20% and 10% of outstanding Series D and Series F convertible preferred stock warrants for 81,460 and 48,223 shares of the Company’s common stock (approximately 6,788 and 4,018 shares after giving effect to the Company’s reverse stock split effected on November 3, 2017), respectively, and cancelled the remaining convertible preferred stock warrants pursuant to the Merger Agreement. Hence no warrants are outstanding as of September 30, 2017 and December 31, 2016. The warrant liabilities were recorded at the fair value on the date of issuance and were remeasured each subsequent balance sheet date and as of the warrant exercise date, with fair value changes recognized as income (decrease in fair value) or expense (increase in fair value) in other income (expense) in the consolidated statements of operations.

In May 2015, the Company entered into note agreements with various stockholders of the Company and other lenders for a total of $7.2 million, or the 2015 Notes. Upon the completion of the Merger, the 2015 Notes and related accrued interest converted into 67,443,988 shares of the Company’s common stock (approximately 5,620,332 shares after giving effect to the Company’s reverse stock split effected on November 3, 2017). Hence no notes are outstanding as of September 30, 2017 and December 31, 2016. As discussed more fully in Note 8, the 2015 Notes included embedded derivative features that were determined to be a compound embedded derivative requiring bifurcation and separate accounting at estimated fair value. The Company estimated the fair value of the compound embedded derivative utilizing a Monte Carlo simulation model from inception through September 30, 2016. The inputs used to determine the estimated fair value of the compound embedded derivative instrument include the probability of an underlying event triggering the redemption event and its timing prior to the maturity date of the 2015 Notes. The fair value measurement is based upon significant inputs not observable in the market. These assumptions are inherently subjective and involve significant management judgment. Upon the completion of the Merger, the valuation of the compound embedded derivative was determined based on the settlement value of the common stock exchanged for the notes on October 24, 2016.

(4)	Investments

The following table summarizes the estimated value of the Company’s marketable securities and the gross unrealized gains and losses as of September 30, 2017 (in thousands):

	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
US government securities	$1,799	$—	$—	$1,799
Total short-term investments	$1,799	$—	$—	$1,799

As of September 30, 2017, the contractual maturity of the available-for-sale marketable securities is less than one year. There was no other-than-temporary impairment recognized during the nine months ended September 30, 2017.

(5)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$74	$59
Work in process	87	—
Finished goods	79	76
Total	$240	$135

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, scrap, shrinkage and expired inventories totaled approximately $15,000 and $57,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $25,000 and $94,000 for the nine months ended September 30, 2017 and 2016, respectively.

(6)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment and software	$186	$143
Laboratory and manufacturing equipment	431	366
Furniture and fixtures	48	48
Leasehold improvements	326	325
Property and equipment, gross	991	882
Less accumulated depreciation	(828)	(771)
Property and equipment, net	$163	$111

Depreciation expense totaled approximately $21,000 and $9,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $57,000 and $30,000 for the nine months ended September 30, 2017 and 2016, respectively.

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued expenses	$487	$478
Accrued clinical trial costs	175	—
Grant liability	669	304
Customer deposits	62	66
Total	$1,393	$848

(8)	Convertible Notes

As of September 30, 2017, there are no notes outstanding. Below is a history of previous notes issued and converted.

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

In August 2016, the Company and the holders of the 2015 Notes amended the 2015 Notes, pursuant to which the outstanding principal amount and all accrued interest through August 31, 2016 automatically converted into shares of BioCardia Lifesciences common stock at 80% of the conversion price of the convertible notes issued in October 2016. In addition, the amendment eliminated the payment of interest for the period subsequent to August 31, 2016, and through the date of the closing of the Merger. Upon the completion of the Merger, the 2015 Notes and accrued interest converted into shares of BioCardia Lifesciences common stock, which were then exchanged at the Exchange Ratio into 67,443,988 shares of the Company’s common stock (approximately 5,620,332 shares after giving effect to the Company’s reverse stock split).

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

The Company recognized interest expense, including amortization of the debt discount of $0 and $520,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $0 and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively.

(9)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002, or the 2002 Plan, and the Company assumed the 2002 Plan in the Merger. The Company will not grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan, or the 2016 Plan, and the Company assumed the 2016 Plan in the Merger. The Company will grant awards, including incentive stock options and nonstatutory stock options, under the 2016 Plan following the Merger.

Stock compensation attributable to manufacturing operations was not significant and was expensed directly to cost of goods sold in the condensed consolidated statements of operations. Share-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was recorded as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$33	$-	$107	$1
Research and development	172	30	498	30
Selling, general and administrative	496	57	1,394	114
Share-based compensation expense	$701	$87	$1,999	$145

The following table summarizes the activity of stock options and related information:

	Options outstanding

		Weighted
		average
	Number of	exercise
	shares	price

Balance, December 31, 2016	3,491,937	$1.78
Stock options granted	704,946	8.34
Stock options exercised	(20,243)	2.08
Stock options cancelled	(33,948)	0.48
Balance, September 30, 2017	4,142,692	$2.90

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2017 was $6.44 per share.

Employee Share-Based Compensation (Stock Options)

During the nine months ended September 30, 2017, the Company granted stock options to certain non-employee directors and employees to purchase 542,631 shares of common stock. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the weighted average assumptions in the table below:

Risk-free interest rate	1.88	–	2.13%
Volatility	82	–	89%
Dividend yield		None
Expected terms (in years)	5.50	–	6.25

Unrecognized share-based compensation for employee options granted through September 30, 2017 is approximately $4.7 million to be recognized over a remaining weighted average service period of 3.0 years.

Non-Employee Director Share-Based Compensation (RSUs)

During the nine months ended September 30, 2017, the Company granted to certain non-employee directors 97,996 restricted stock units, or RSUs. The fair value of each RSU is estimated on the closing market price on the grant date.

The following summarizes the activity of non-vested RSUs:

Weighted
average
grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2016	—
RSUs granted	97,996	$8.71
RSUs vested	—
RSUs forfeited	—
Balance, September 30, 2017	97,996	$8.71

Unrecognized share-based compensation for employee RSUs granted through September 30, 2017 is approximately $642,000 to be recognized over a remaining weighted average service period of 2.0 years.

Nonemployee Share-Based Compensation

During the nine months ended September 30, 2017, the Company granted options to purchase 162,315 shares of common stock to consultants. These options were granted in exchange for consulting services to be rendered and vest over the term specified in the grant, which correlates to the period the services are rendered. The Company recorded approximately $188,000 and $20,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $698,000 and $21,000 for the nine months ended September 30, 2017 and 2016, respectively, as nonemployee share-based compensation expense.

The Company accounts for share-based compensation arrangements with nonemployees, using the Black-Scholes option pricing model, based on the fair value as these instruments vest. Accordingly, at each reporting date, the Company revalues the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered. The following assumptions were used to value the awards for the nine months ended September 30, 2017:

Risk-free interest rate	2.25	–	2.29%
Volatility	84	–	87%
Dividend yield		None
Expected terms (in years)	8.9	–	9.5

(10)	Net Loss per Share

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2017	2016
Convertible preferred stock	-	9,208,376
Notes convertible into shares	-	5,620,332
Convertible preferred stock warrants	-	92,116
Stock options to purchase common stock	4,142,692	3,716,947
Unvested restricted stock units	97,996	-
Total	4,240,688	18,637,771

(11)	Income Taxes

During the nine months ended September 30, 2017 and 2016, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2017, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(12)	Related Party Transactions

In August 2016, the Company granted an option to purchase 5,027,726 shares of common stock (418,977 shares after giving effect to the Company’s reverse stock split effected on November 3, 2017) with 4-year vesting period, to OPKO Health, Inc., or OPKO, as consideration for consulting services to be provided by OPKO in accordance with the consulting agreement entered into between the Company and OPKO. The unearned portion of the share-based compensation related to the OPKO option was revalued at September 30, 2017, and the Company recorded $126,000 and $432,000 as expense during the three and nine months ended September 30, 2017, respectively. The term of the consulting agreement is 4 years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock and OPKO itself is also a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Quarterly Report on Form 10-Q as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2016. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information, including tabular disclosure of contractual obligations, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Overview

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Our lead therapeutic candidate is the CardiAMP Cell Therapy System, or CardiAMP for the treatment of heart failure. We initiated our U.S. Food and Drug Administration, or FDA, accepted Phase III pivotal trial for CardiAMP in ischemic systolic heart failure, in December 2016. The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The trial’s primary endpoint is an improvement in six minute walking distance at 12 months post-treatment. In addition, the primary endpoint analysis incorporates the impact of major adverse cardiac events and other clinically meaningful events.

In September 2017, the independent Data Safety Monitoring Board (DSMB) completed the pre-specified interim analysis of safety outcomes for the first 10 patients treated in the Phase 3 trial of its investigational CardiAMP cell therapy product. The DSMB indicated there were no significant safety concerns with the CardiAMP study results and recommended that the trial continue, as planned. Currently five world class centers are actively enrolling in the study.

We anticipate filing an investigational device exemption (IDE) supplement to add an interim efficacy readout in the fourth quarter of 2018 and expect top line data in the fourth quarter of 2019. If our trial is successful, we believe we will be the first company to reach the market with a cell-based therapy to treat heart failure. Additionally, the Company anticipates an FDA filing for a second CardiAMP indication in chronic myocardial ischemia (CMI) in 2017 instead of in post myocardial infarction as previously disclosed.

Our second therapeutic candidate is the CardiALLO Cell Therapy System, or CardiALLO, which utilizes bone marrow derived mesenchymal cells from a donor to treat heart failure. We anticipate submitting an Investigational New Drug (IND) application for submission to the FDA for a Phase II trial for CardiALLO for the treatment of ischemic systolic heart failure in 2018. This IND is expected to have improved Chemistry Manufacturing Controls in the IND relative to our previous co-sponsored investigations utilizing culture expanded bone marrow derived mesenchymal stem cells.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $3.0 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $8.8 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $69.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations.

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

We plan to increase our research and development expenses for the foreseeable future as we continue to develop CardiAMP, and subject to the availability of additional funding, further advance the development of CardiALLO and any other therapeutic candidates for additional indications. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs.

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

Other Income (Expense)

Other income and expense consists primarily of interest income we earn on our cash, cash equivalents and investments, interest charges we incurred in periods when we have convertible debt outstanding, and changes in the fair value of our warrant and convertible shareholder note derivative liabilities in periods when we have warrants or convertible debt outstanding. Subsequent to the Merger, we have no interest charges related to the convertible debt and changes in the fair value of our warrant and convertible shareholder note derivative liabilities as such instruments were converted, cancelled or exchanged as part of the Merger. We expect our interest income to increase following the completion of the Merger as we invest our cash on hand pending its use in our operations.

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

Other than below, there were no material changes in our critical accounting estimates or accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K during the nine months ended September 30, 2017.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months ended September 30,
	2017	2016
Revenue:
Net product revenue	$88	$100
Collaboration agreement revenue	42	17
Total revenue	130	117
Costs and expenses:
Cost of goods sold	147	196
Research and development	1,700	684
Selling, general and administrative	1,322	919
Total costs and expenses	3,169	1,799
Operating loss	(3,039)	(1,682)
Other income (expense):
Interest income	35	—
Interest expense	—	(520)
Other income (expense)	3	(1,052)
Total other income (expense), net	38	(1,572)
Net loss	$(3,001)	$(3,254)

Net loss per share, basic and diluted	$(0.08)	$(2.06)

Weighted-average shares used in computing net loss per share, basic and diluted	38,146,751	1,579,852

Revenue.    Revenue increased by approximately $13,000 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher collaboration revenues partially offset by a reduction in Morph sales. We expect current sales volumes to remain relatively stable, with modestly lower net product revenue for 2017 relative to 2016.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $49,000 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to $57,000 charged to cost of goods sold for inventory write-downs and reserves in the three months ended September 30, 2016 coupled with lower revenues in the three months ended September 30, 2017. We expect cost of goods sold for 2017 to be relatively consistent with 2016.

Research and Development Expenses.     Research and development expenses increased by approximately $1,016,000 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to expenses incurred in the planning, preparation and inception of the CardiAMP Phase III pivotal heart failure trial. We expect research and development expenses to increase as we continue to enroll and treat patients in the trial and incur additional development expenses related to CardiALLO therapeutic program.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by approximately $403,000 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to additional costs for the organizational structure needed to support the CardiAMP Phase III pivotal trial and operations as a public company. These expenses include additional salary expenses, stock compensation and legal, accounting, tax and other corporate expenses. We expect selling, general and administrative expenses for the remaining quarter of 2017 to increase moderately from the three months ended September 30, 2017 as we continue to build the supporting staff and infrastructure to support the CardiAMP Phase III pivotal trial and public company operations.

Interest Income.   Interest income for the three months ended September 30, 2017 consisted primarily of interest income earned on cash equivalents and short-term investments.

Interest Expense.   Interest expense for the three months ended September 30, 2016 consisted primarily of interest expense related to convertible notes which are no longer outstanding.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2016 consisted primarily of the changes in value of the convertible preferred stock warrant liabilities and the change in value of the convertible shareholder note derivative liability.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months ended September 30,
	2017	2016
Revenue:
Net product revenue	$298	$406
Collaboration agreement revenue	81	33
Total revenue	379	439
Costs and expenses:
Cost of goods sold	525	578
Research and development	4,028	1,622
Selling, general and administrative	4,708	2,375
Total costs and expenses	9,261	4,575
Operating loss	(8,882)	(4,136)
Other income (expense):
Interest income	58	—
Interest expense	—	(1,627)
Other income (expense)	2	(965)
Total other income (expense), net	60	(2,592)
Net loss	$(8,822)	$(6,728)

Net loss per share, basic and diluted	$(0.23)	$(4.26)

Weighted-average shares used in computing net loss per share, basic and diluted	38,141,654	1,579,264

Revenue.     Revenue decreased by approximately $60,000 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a reduction in Morph sales volumes. We expect current sales volumes to remain relatively stable, with modestly lower net product revenue for 2017 relative to 2016.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $53,000 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the decrease in revenues, partially offset by increased stock compensation cost for manufacturing personnel. We expect cost of goods sold for 2017 to be relatively consistent with 2016.

Research and Development Expenses.     Research and development expenses increased by approximately $2.4 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to expenses incurred in the planning, preparation and inception of the CardiAMP Phase III pivotal heart failure trial, including fees paid to consultants and contract research organization (CRO), higher personnel costs and increased stock compensation expense. We expect research and development expenses to increase as we continue to enroll and treat patients in the trial and incur additional development expenses related to CardiALLO therapeutic program.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by approximately $2.3 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to additional costs for the organizational structure needed to support the CardiAMP Phase III pivotal trial and operations as a public company. These costs include additional salary expenses, stock compensation and legal, accounting, tax, and other corporate expenses. We expect selling, general and administrative expenses for the final quarter of 2017 to increase moderately from the three months ended September 30, 2017, as we continue to build the supporting staff and infrastructure to support the CardiAMP Phase III pivotal trial and public company operations.

Interest Income.   Interest income for the nine months ended September 30, 2017 consisted primarily of interest income earned on cash equivalents and short-term investments.

Interest Expense.   Interest expense for the nine months ended September 30, 2016 consisted primarily of interest expense related to convertible notes which are no longer outstanding.

Other Income (Expense).  Other income (expense) for the nine months ended September 30, 2016 consisted primarily of the changes in value of the convertible preferred stock warrant liabilities and the change in value of the convertible shareholder note derivative liability.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2017, we had an accumulated deficit of approximately $69.0 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the Merger. As of September 30, 2017, we had cash and cash equivalents of approximately $13.3 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(6,146)	$(3,007)
Investing activities	(1,906)	—
Financing activities	26	2
Net decrease in cash and cash equivalents	$(8,026)	$(3,005)

Cash Flows from Operating Activities.    The increase in overall spending for operating activities of approximately $3.1 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 relates primarily to increased cash outflows to conduct the CardiAMP Phase III pivotal trial, further develop the CardiAMP and CardiALLO programs and to build the supporting infrastructure to sustain these efforts and support operations as a public company.

Cash Flows from Investing Activities.     Net cash used in investing activities of $1.9 million during the nine months ended September 30, 2017 consists of the purchases of property and equipment and short-term investments.

Cash Flows from Financing Activities.     Net cash provided by financing activities of $26,000 during the nine months ended September 30, 2017 consists of the proceeds from the exercise of stock options.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $13.3 million coupled with $1.8 million in short-term investments as of September 30, 2017 are sufficient to fund our operations into the third quarter of 2018. In order to continue to further the development of our lead therapeutic candidate, the CardiAMP cell therapy system, and our second therapeutic candidate, the CardiALLO cell therapy system, through and beyond the third quarter of 2018, we will be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If we are unable to obtain funding on a timely basis, our ability to continue as a going concern would be jeopardized and we may be required to significantly curtail, delay or discontinue one or more of our research and development programs, implement general cost saving measures, reduce expenditures for third party contractors, including professional advisors and other vendors, which could have a negative impact on our ability to continue our business as currently contemplated, including our ability to develop and commercialize products within planned timelines and materially adversely affect our business, financial condition and results of operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may be forced to liquidate assets. In such a scenario, the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

Recent Accounting Pronouncements

See Note 2 of our notes to condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). We disclosed the existence of a material weakness in internal control over financial reporting described in our Annual Report on 10-K for the fiscal year end dated December 31, 2016, resulting from an insufficient number of qualified personnel and inadequate processes within our accounting function which has impacted our ability to appropriately segregate duties and to perform timely and effective reviews over general ledger account reconciliations and non-routine transactions. We have implemented measures designed to improve our internal control over financial reporting to remediate this material weakness, including hiring additional qualified accounting, operations and clinical personnel, formalizing our business processes and internal controls documentation and strengthening supervisory review. These actions are subject to review and testing by our senior management, as well as oversight by the Audit Committee of our Board of Directors. Although we believe that our efforts will be successful, we cannot be certain at this time, that the material weaknesses will be remediated at December 31, 2017. As a result, we concluded that the material weakness identified above continued to exist as of September 30, 2017. Accordingly, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017. These conclusions were communicated to our Audit Committee. Notwithstanding the existence of this material weakness, management has concluded that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. The risks described in this report and in our Annual Report on 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We will require additional financing in 2018 in order to continue the trial and to continue operations at the current level.

As discussed above in “Management Discussion and Analysis – Future Funding Requirements,” our current cash resources are sufficient to fund operations at the expected level of activity only into the third quarter of 2018.  We will need additional capital to continue operations at the current level and to continue the Phase III trial.  While we plan  to raise additional capital to fund operations, including the trial, there can be no assurances as to the availability of capital or the terms on which capital will be available.

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

BIOCARDIA, INC. (Registrant)

Date: November 9, 2017	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.1(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to the Current Report on Form 8-K filed on March 18, 2008.

(2) Previously filed as an exhibit to the Current Report on Form 8-K filed on November 7, 2017.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.