Form 10-K
period 2017-12-31
BioCardia, Inc.
filed 2018-03-16
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☐

If am emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity, on June 30, 2017 was approximately $147,668,470. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 12, 2018 was 38,241,592.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders to be held on June 15, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

PART I

ITEM 1. BUSINESS

Description of Business

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Our lead therapeutic candidate is the investigational CardiAMP Cell Therapy System, which provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia. The CardiAMP Cell Therapy System is being developed to provide a comprehensive biotherapeutic solution, incorporating a proprietary molecular diagnostic to characterize the potency of a patient’s own bone marrow cells and determine if they are an optimal candidate for therapy, a proprietary point of care processing platform to prepare cells at the patient’s bedside, an optimized therapeutic formulation that builds on the total experience in the cardiac stem cell field to-date, and a proprietary interventional delivery system that easily navigates a patient’s vasculature to securely deliver cells in a routine cardiac catheterization procedure. Our second therapeutic candidate is the investigational CardiALLO Cell Therapy System, an allogenic “off the shelf” cell therapy derived from bone marrow cells from a donor that meets specified criteria, which has potential to be advanced for many clinical indications including heart failure. We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions.

Market Overview

Adult bone marrow contains a large reservoir of stem and progenitor cells capable of differentiating into blood cells, blood vessel cells, and connective tissue cells. In addition, numerous pre-clinical cardiac studies have shown that cell-to-cell communication in which bone marrow-derived stem cells promotes microcirculatory adaptation, immune modulation and cell protection, facilitating cardiac recovery, in part via recruitment of other reparative cell types.

Bone marrow cell homing to the heart is believed to be part of the body’s natural repair process. After a heart attack or an acute injury to the heart, cells from bone marrow are known to home to the heart. For example, a population of bone marrow cells that express the surface marker CD34 has certain receptors, including CXC-4 and CXC-7 receptors, that home to the SDF-1 ligand in injured heart tissue. In heart failure, the heart may have fewer of these homing signals and a decreased ability to stimulate or recreate this signaling process, leading to a lower likelihood of heart tissue repair. A number of other bone marrow derived cells with unique cell surface markers have also been shown to have beneficial effects in animal models of heart failure and chronic myocardial ischemia disease when delivered directly to the heart.

Bone marrow derived cell-based therapy has been shown to have the potential to provide therapeutic benefit for patients with heart failure and chronic myocardial ischemia. In the past decade, intramyocardial delivery of bone marrow derived cell-based therapies in preclinical and clinical studies of heart failure and chronic myocardial ischemia has predominantly resulted in benefits, such as improvement in ventricular function, reduction in the area of dead heart tissue and increase in heart muscle blood flow, reduction in pain symptoms, reduced major adverse event rates, and reduced mortality.

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

Heart Failure

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

There are approximately 2.9 million NYHA Class II and Class III heart failure patients, of which we estimate approximately 60% are patients with ischemic systolic heart failure. Of this subset of 1.7 million patients, we estimate that approximately 70%, or over 1.2 million patients, will have a cell potency score sufficient to qualify for treatment with the CardiAMP Cell Therapy System.

Chronic Myocardial Ischemia

Refractory angina is a condition characterized by severe pain in the chest, often also spreading to the shoulders, arms, and neck, caused by an inadequate blood supply to the heart. In the U.S. alone, it is estimated that between 600,000 and 1.8 million patients suffer this condition, with approximately 75,000 new cases diagnosed each year. There is a growing population of patients with chronic angina that suffer with severely limiting symptoms and are not amenable to current therapies. These patients have significant impairments in quality of life, suffer from poor perceived health status and represent a significant burden to the health care system due to high use of health care resources. We believe the CardiAMP Cell Therapy System has the potential to provide a treatment for these patients not met by current therapeutic alternatives.

Product Pipeline and Development Status

CardiAMP Cell Therapy System

The CardiAMP Cell Therapy System, or CardiAMP, is our lead therapeutic program being advanced for two clinical indications. This investigational cell therapy system is comprised of (i) a cell potency screening test, (ii) a point of care cell processing platform, and (iii) a biotherapeutic delivery system. In the screening process, the physician extracts a small sample of the patient’s bone marrow in an outpatient procedure performed under local anesthesia. The clinic sends the sample to a centralized diagnostic lab, which tests for identified biomarkers from which we generate a potency assay score for the patient. During the treatment for patients who are assessed as meeting the indication specific CardiAMP cell potency assay score , a clinician harvests and then prepares the patient’s own bone marrow mononuclear cells, or autologous cells, using our point of care cell processing platform, which a cardiologist then delivers into the heart using our proprietary biotherapeutic delivery system. We designed the entire procedure to be performed in approximately 60 to 90 minutes, which we believe is substantially faster than alternative cell-based therapies in development. The patient then leaves the hospital the same or next day.

CardiAMP Cells Preclinical Experience

Extensive preclinical data with bone marrow mononuclear cells and the media in which they have been incubated have shown compelling results in animal models of heart disease.  Rats treated with media from cells showed reduced fibrotic scar at 28 days, increased microvascular density in central infarct and border zones, and demonstrated enhanced cardiac function. Swine studies have shown that there is a dose response relationship, with higher doses of bone marrow mononuclear cells resulting in reduced fibrosis and increased microvascular change in infarcted myocardium 60 days after treatment. The highest dose tested in this series of 200 million cells, with >20 million cells per segment, resulted in the highest capillary density and the least fibrosis.

CardiAMP Cells Phase I Heart Failure Study: Transendocardial Autologous Marrow Cells in Myocardial Infarction

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

Bone marrow cells delivered in TABMMI demonstrated an excellent safety profile in this heart failure population, with no treatment related toxicities observed. The 20 patients who received CardiAMP cells, demonstrated improvements from baseline to both six-month and 12-month follow-up across a number of parameters important in heart failure, including statistically and clinically significant improvements in left ventricular, or LV, function (ejection fraction). The difference of average ejection fraction was statistically significant over baseline at all follow-up time points of 6 months, 12 months, and 24 months. Average exercise tolerance time showed an increase at all follow-up time points, but was only statistically significant at 12 months and 24 months.

A total of 12 adverse events were observed in six patients, although none were related to the investigational delivery or cell transplantation procedure. The complete results of the 20 patients at two-year follow-up have been published in the journal Eurointervention in 2011.

CardiAMP Cells Phase II Heart Failure Trial: Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT)

In our co-sponsored Phase II Transendocardial Autologous Cells in Heart Failure Trial, patients with ischemic systolic heart failure were randomized on a one to one basis into two double-blind, placebo-controlled trials: TACHFT-BMC and TACHFT-MSC. The IND for the TACHFT trial was filed with the U.S. Food and Drug Administration, or FDA Center for Biologics Evaluation and Research in 2008 by the University of Miami, the co-sponsor of the trial.

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

TACHFT-BMC met its primary safety endpoint at both dosages (100 million and 200 million cells) and treated patients had increased functional capacity, improved quality of life, symptoms and key markers of cardiac function predictive of survival, such as end systolic volume, or ESV. The TACHFT-BMC trial included a single dose of CardiAMP cells with a follow up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six minute walk distance (6MW), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score.  Phase II results were published in the journal of the American Medical Association in 2014 and were presented at the World Congress of Regenerative Medicine in 2015.

CardiAMP Heart Failure Phase III Trial

The FDA has approved the Investigational Device Exemption, or IDE, for the randomized controlled pivotal trial of autologous bone marrow mononuclear cells using the CardiAMP Cell Therapy System in patients with heart failure developed in the aftermath of a heart attack (CardiAMP Heart Failure Trial) for up to 260 patients at up to 40 clinical sites in the United States.

Our FDA accepted Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System. The primary endpoint is a clinical composite of six minute walk distance and major adverse cardiac and cerebrovascular events. Based on the results achieved in the Phase II trial, our Phase III pivotal trial is designed to have more than 95% probability of achieving a positive result with statistical significance. Statistical significance denotes the mathematical likelihood that the results observed are real and not due to chance.

Particularly novel aspects of this trial include a cell potency assay to screen subjects who are most likely to respond favorably to treatment, a point of care treatment method, use of a high target dose of 200 million cells and an efficient transcatheter delivery method that is associated with high cell retention. Success in the primary endpoint of the trial, may lead to a new treatment for those suffering from heart failure in the aftermath of a heart attack.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated the CardiAMP Heart Failure Trial as a qualifying trial for Medicare national coverage determination that routine costs of care will be covered for Medicare beneficiaries. Private insurance plans covering 50 million insured Americans follow this CMS reimbursement policy, and are also anticipated to pay for these costs in the CardiAMP Heart Failure Trial. Covered costs today for both the treatment and control arms of the trial include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure.

The CardiAMP Heart Failure Trial was initiated in Q4 2016, and the first patient treated in Q1 2017. The Data Safety Monitoring Board (DSMB) safety review of the 10 patient roll in cohort treated at three clinical sites was completed successfully in Q3 2017, and the trial is actively enrolling today at 10 clinical sites. Efficacy data from the primary endpoint in the open label roll in cohort are anticipated in second half of 2018. We anticipate that trial enrollment will be completed in the first half of 2019 and expect top line data will be available in the first half of 2020.

Although clinical trial results show support for safety and efficacy in both the Phase I TABMMI and Phase II TACHFT-BMC trials, the CardiAMP Cell Therapy System still remains investigational, and no claims regarding safety or efficacy can be made until the products are approved by the FDA.

We believe the remaining clinical efficacy risk is modest in light of the Phase I and II data available, the successful Phase III DSMB review of the roll in patients, and broader literature which supports CardiAMP Cell Therapy System as a therapeutic candidate for heart failure secondary to having had a heart attack. The CardiAMP Cell Therapy System has the potential to significantly benefit patients who have limited options, and provide a cost-effective therapy to help reduce the substantial heart failure hospitalization and care costs. Unlike other autologous cell therapies, CardiAMP Cell Therapy System, is not expected to have any significant manufacturing or distribution complexities that would prevent it from being a commercial success.

By way of comparison, previous IDE clinical trials that led to FDA approval of Cardiac Resynchronization Therapy (CRT) devices for the treatment of heart failure followed the same IDE regulatory pathway and had similar endpoints to the proposed CardiAMP Heart Failure Trial. CRT is intended for patients that are NYHA III and IV versus the CardiAMP Heart Failure Trial indication of NYHA II and III. Results from 5 out of 6 randomized pivotal CRT trials showed both smaller improvements in functional capacity as measured by the six minute walk test and smaller improvement in quality of life than the CardiAMP Phase II results. Although the benefits with CRT were less than observed in CardiAMP placebo controlled Phase II trial, these results for the permanently implantable CRT devices were sufficient to obtain FDA approval.

CardiAMP Chronic Myocardial Ischemia Phase III Pivotal Trial

In 2017, we submitted for approval of an IDE for the CardiAMP Cell Therapy System in a second related clinical indication of chronic myocardial ischemia based on the strength of our Phase I and II heart failure trial data, and the strength of the clinical data showing support for the efficacy of one component of our cell therapy (the CD34+ cells) in chronic myocardial ischemia. In January 2018, the FDA approved the IDE for the randomized controlled pivotal trial of autologous bone marrow mononuclear cells using the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses the same novel aspects as the CardiAMP Heart Failure Trial. An update to the statistical analysis plan to enable an adaptive trial design is anticipated. Success in the primary endpoint of the trial, which is exercise tolerance, may lead to a new treatment for those suffering from chronic myocardial ischemia and having refractory angina.

BioCardia has applied for CMS designation of the CardiAMP Chronic Myocardial Ischemia Trial as a qualifying trial for Medicare national coverage determination similar to the designation received for the CardiAMP Heart Failure Trial. If approved by CMS for coverage, it is anticipated that this second pivotal trial will build on and benefit from the experience and infrastructure from the CardiAMP Heart Failure Trial. With CMS reimbursement and additional funding to support this program, there is potential for this trial to be activated in 2018.

CardiAMP Cell Therapy System - Other Indications

In the future, we may also explore the continued development of CardiAMP for use immediately after a heart attack and for treatment of heart failure with preserved ejection fraction, a form of heart failure wherein the amount of blood pumped from the heart's left ventricle with each beat (ejection fraction) is greater than 50%.

CardiALLO Cell Therapy System

Our second therapeutic candidate is the CardiALLO Cell Therapy System, or CardiALLO, which will use an allogeneic “off the shelf” mesenchymal stem cell product candidate for the treatment of ischemic systolic heart failure that may be an alternative for patients who are not optimal candidates for the CardiAMP Cell Therapy System. We anticipate preparation of an Investigational New Drug, or IND, application for submission to the FDA for a Phase II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure.

The CardiALLO Cell Therapy System will use culture expanded allogeneic bone marrow derived MSCs for the treatment of ischemic systolic heart failure. We believe this therapy presents the advantages of an “off the shelf” therapy that does not require tissue harvesting or cell processing.

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

CardiALLO related Phase I /II Studies: POSEIDON, TAC-HFT-MSC, and TRIDENT

We have co-sponsored three clinical trials for MSCs for the treatment of ischemic systolic heart failure. In substantially similar trial designs, the POSEIDON Phase I/II trial compared autologous MSCs to allogeneic MSCs, the TACHFT-MSC Phase II trial compared autologous MSCs to placebo, and the TRIDENT Phase II compared allogenic MSCs at different doses. The first two trials shared common arms of autologous MSCs, enabling a bridge to placebo, leading us to conclude that allogeneic MSC therapy has potential to be superior to placebo. The IND for the TACHFT trial was filed with the FDA Center for Biologics Evaluation and Research in 2008 by the University of Miami, our co-sponsor for the trial. The POSEIDON trial and the TRIDENT trials were submitted by amendment under the same IND filed for the TACHFT study, and was co-sponsored by the University of Miami, the National Institutes of Health and us. The results from all three of these studies can be submitted to the FDA in support of an IND for the CardiALLO Cell Therapy System.

POSEIDON Phase I/II, TACHFT-MSC Phase II, and TRIDENT Phase I/II trials, inform and support our clinical efforts for the CardiALLO Cell Therapy System. We are developing an optimized formulation and dosage strategy of CardiALLO cells for a planned clinical trial which we intend to initiate after we complete enrollment in the CardiAMP Heart Failure Trial.

CardiALLO Development

CardiALLO is being advanced with an anticipated improved cell production strategy to be detailed in the Chemistry Manufacturing and Controls (CMC) of the IND in development. We believe the new CMC will reduce the likelihood of immune response to transplanted allogenic cells further, may enhance efficacy, and will enable commercial scale up and global distribution. CardiALLO will require more extensive clinical development than the CardiAMP Cell Therapy System, beginning with a Phase II trial that follows previous work, to confirm the results with the modified cell culture and dosage strategy.

We are performing our own CMC development work in BioCardia laboratories to accelerate the effort and secure additional intellectual property, and in parallel are developing an agreement with an established institution to culture and supply the MSC cells for CardiALLO clinical development. We expect to demonstrate support for the safety and efficacy of MSCs in our target patient population in a Phase II randomized controlled study. We expect the CardiALLO Phase II Heart Failure Trial will enroll patients with control, low dose and high dose groups using the Helix biotherapeutic delivery system and a similar inclusion criteria as the CardiAMP Heart Failure Trial. We intend to begin enrolling the CardiALLO Heart Failure trial after the CardiAMP Heart Failure Trial completes enrollment. In the United States, CardiALLO Cell Therapy System is expected to be regulated by the FDA as a biologic combination product with our Helix biotherapeutic delivery system.

The completed clinical studies show support for the safety and efficacy of both the CardiAMP Cell Therapy System and CardiALLO Cell Therapy System development programs; however, both product candidates remain investigational, and no claims regarding safety or efficacy can be made until the constituent products are approved by the FDA. As we engage in clinical trials of our therapeutic candidates, we have compensated and intend to compensate all parties performing the trials or studies (including all the parties identified in this Annual Report on Form 10-K) only on terms that are standard and customary in clinical study arrangements.

These two therapeutic candidates provide compelling and synergistic approaches to replicating the natural response of bone marrow cells to cardiac injury. CardiAMP harnesses the potential of autologous minimally processed bone marrow cells, using an anticipated companion diagnostic to identify patients most likely to benefit from the therapy. CardiALLO utilizes mesenchymal stem cells from a donor that meets specified criteria and may be appropriate for patients who are not optimal candidates for the CardiAMP therapy.

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

•

CardiAMP cell processing platform—processes bone marrow aspirate at the point of care to concentrate mononuclear cells and prepare the dosage form. We expect the CardiAMP cell processing platform to be approved in the United States for ischemic systolic heart failure and/or chronic myocardial ischemia as part of the CardiAMP Cell Therapy System clinical development. The platform is currently cleared for use in the United States and in European Union for the preparation of a cell concentrate from bone marrow and is under investigational use for the treatment of heart failure and chronic myocardial ischemia under BioCardia IDEs in the Unites States.

•

Helix biotherapeutic delivery system—delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. This is a leading delivery platform in the field, which has increased safety and performance. We expect Helix to be approved in the United States as part of CardiAMP Cell Therapy System. The system is CE marked for commercial use in Europe and is under investigational use in the United States as part of our CardiAMP Cell Therapy System and CardiALLO Cell Therapy System development programs. We believe the Helix biotherapeutic delivery system is the world’s safest and most efficient platform for cardiac therapeutic delivery. It has been used in more than 300 clinical procedures and is designed to be used in any catheterization laboratory in the world without the need for additional capital equipment.

We supply our Helix biotherapeutic delivery system to selected partners developing other cell, gene, and protein therapeutic programs. These programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of cardiac diseases.

•

Morph vascular access products— provides enhanced control for Helix in biotherapeutic delivery and for other common interventions. We have secured all necessary approvals in the United States and Europe. Currently there are six Morph product model numbers approved for commercial sale in the United States via a 510(k) clearance and three in Europe under CE mark. The Morph products are valued by physicians performing difficult vascular procedures worldwide and they have been used in more than 12,000 clinical procedures to date.

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. We are pursuing the following business strategies:

●	Complete the ongoing 260 patient, 40 center Phase III pivotal IDE trial of CardiAMP Cell Therapy System for patients with ischemic systolic heart failure.

●	Complete the recently FDA approved 343 patient, 40 center Phase III pivotal IDE trial of CardiAMP Cell Therapy System for patients with chronic myocardial ischemia.

●	Obtain FDA approval and commercialize CardiAMP Cell Therapy System using a highly-targeted cardiology sales force in the United States.

●

Advance our CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure. CardiALLO has the potential to benefit patients for whom the CardiAMP Cell Therapy System is not optimal due to the lower potency of their bone marrow cells. CardiALLO allogeneic culture-expanded bone marrow derived cells have performed well in a head to head trial with autologous mesenchymal bone marrow cells. This therapy may present advantages for patients or physicians who wish to avoid bone marrow aspiration, and our development work builds on our clinical development capabilities established through our CardiAMP program. This program positions us to provide therapy to patients ineligible for CardiAMP.

Expand CardiAMP and CardiALLO Cell Therapy Systems into additional cardiac indications. CardiAMP and CardiALLO Cell Therapy Systems have potential therapeutic benefits for multiple cardiovascular indications in addition to ischemic systolic heart failure and ischemic heart disease.

●

Continue to develop and partner our Helix biotherapeutic delivery system for use with other biotherapeutics. We plan to continue to make our Helix biotherapeutic delivery system available for use by qualified partners seeking to advance their own biotherapeutic candidates for similar indications.

●

Continue to develop and commercialize Morph catheter products. We plan to continue to enhance the performance of our Morph catheter products to benefit the CardiAMP and CardiALLO Cell Therapy Systems, to enhance Helix partnering, and to grow revenues.

 Manufacturing

The CardiAMP cell processing platform is manufactured for us by our partner Zimmer Biomet. We currently produce CardiALLO cells for preclinical development in our San Carlos, California tissue culture facility. We currently manufacture our Helix biotherapeutic delivery system and Morph vascular access products in our San Carlos, California device manufacturing facility using components we source from third party suppliers.

Sales and Marketing

Our sales and marketing strategy is to market the CardiAMP and CardiALLO cell therapy systems, if approved by the FDA, for heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists. These physicians are typically affiliated with leading hospitals and medical centers and we believe that they tend to have well-established referral networks of interventional cardiologists and cardiac catheterization laboratories. We believe they represent a concentrated customer base suitable to a specialist care sales model. We believe that the CardiAMP and CardiALLO cell therapy systems will be adopted first by leading cardiologists at high-volume U.S. hospitals and medical centers, and progressively by a broader segment of the market. Cardiologists and interventional cardiologists, have a history of early adoption of innovative products and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet medical needs of heart failure patients.

Competition

The biotechnology and pharmaceutical industries in which we operate are subject to rapid change and are characterized by intense competition to develop new  technologies and proprietary products. We face potential competition from many different sources, including larger and better-funded companies. While we believe that the CardiAMP Cell Therapy System’s unique benefits provide us with competitive advantages, particularly given that CardiAMP is designed to be administered in a safe and short procedure, we have identified several companies which are active in the advancement of cell-based and gene-based therapeutic products in the heart failure and chronic myocardial ischemia indications.  Not only must we compete with other companies that are focused on cell-based therapy treatments, any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

Some of the companies that have historically been developing cell-based and gene-based therapies for cardiac indications include Abbott Laboratories, Athersys, Astra Zeneca, Baxter/Baxalta, Caladrius Biosciences, Celixr, Cesca Therapeutics, CapriCor Therapeutics, Celyad, CellProthera, Cytori Therapeutics, Juventas Therapeutics, Mesoblast, Osiris Therapeutics, Tenaya Therapeutics, Vericel Corp, Vestion, and Uniqure, some of which are in the clinical stages of development with their product candidates. There are also academic programs at University of Wisconsin, Stanford University and University of Washington that are also developing cell-based and gene-based therapies for cardiac indications.

However, these competitors may require delivery platforms for their own therapeutic programs. Because the clinical need is so large and our biotherapeutic delivery products have potential to enable multiple biotherapeutics, we view these companies also as potential collaborators and partners. To date, we have entered into agreements to provide our biotherapeutic delivery system to thirteen of these entities for various pre-clinical and clinical studies. One is active in the clinic today. None of these relationships are believed to be material to our business at this time.

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

We have a large patent portfolio of issued and pending claims covering the CardiAMP Cell Therapy System, the CardiALLO Cell Therapy System, the Helix biotherapeutic delivery system and the Morph vascular access catheter products. As of December 31, 2017, we had developed or secured rights to over 75 issued or pending U.S. patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC. We have also pursued international protection for some of these U.S. patents where appropriate. Our issued U.S. patents expire between 2018 and 2032, without taking into consideration patent term extension. Among these are five issued material US patents related to the CardiAMP Cell Therapy System and the CardiALLO Cell Therapy System, which expire between 2027 and 2029 without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

U.S. Regulatory Protection for CardiAMP and CardiALLO

In addition to patent and trade secret protection, we may receive a 12-year period of regulatory exclusivity from the FDA upon approval of CardiAMP Cell Therapy System and CardiALLO Cell Therapy System pursuant to the Biologics Price Competition and Innovation Act. The exclusivity period, if granted, will run from the time of FDA approval. This exclusivity period, if granted, will supplement the intellectual property protection discussed above, providing an additional barrier to entry for any competitor seeking approval for a bio-similar version of the CardiAMP or CardiALLO cell therapy systems.

In addition, it is possible to extend the patent term of at least one patent covering CardiAMP and CardiALLO Cell Therapy Systems following FDA approval. This patent term extension, or PTE, is intended to compensate a patent owner for the loss of patent term during the FDA approval process. If eligible, we may use a PTE to extend the term of one or more of the patents discussed above beyond the expected expiration date. Because CardiAMP and CardiALLO cell therapy systems may involve multiple simultaneous approvals under the IDE and IND applications, each pre-market approval, or PMA or biologics license application, or BLA, associated with the system approval is anticipated to have the ability to have an extended patent term.

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

License Agreement with Biomet Biologics, LLC

In October 2012, we entered into a license and distribution agreement with Biomet Biologics, LLC under which we obtained an exclusive, nontransferable, worldwide distribution right, patent license and trademark license to a point of care cell processing platform. Under the terms of the agreement, we are obligated to pay a royalty based on the price of the disposables in the CardiAMP cell processing platform for the duration of the agreement. We expect the royalty payments to Biomet Biologics, LLC for the licensed product to amount to a low or mid-single digit percentage of the expected price that we will charge for the CardiAMP Cell Therapy System. The agreement has a term of 10 years or the time the last patent pursuant to the agreement expires, whichever is later. The agreement may be terminated by Biomet Biologics, LLC for a failure by us to meet any milestone requirements, including minimum purchase requirements, as well as by either party upon 30 days prior written notice in the event of a breach of any material term by the other party. We have the right to terminate the agreement upon 90 days prior written notice in the event the safety, efficacy or comparative effectiveness of the product is insufficient to meet our commercial needs.

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

■

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

■	submission to the FDA of an IND application, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
■	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial begins;
■

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency of the proposed biological product for its intended use;

■	preparation of and submission to the FDA of a BLA for marketing approval, after completion of all pivotal clinical trials;
■	satisfactory completion of an FDA Advisory Committee review, if applicable;
■	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
■

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

■	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
■	FDA review and approval, or licensure, of the BLA for particular indications for use in the United States, which must be updated annually when significant changes are made.

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

A combination product is assigned to an FDA Agency Center or alternative organizational component that will have primary jurisdiction for its premarket review and regulation. For cell-based therapy and related products, the FDA established the Office of Cellular, Tissue and Gene Therapies within CBER to consolidate the review of such products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In our case, the CardiAMP Cell Therapy System involves minimal manipulation of cells within the procedure room, enabling it to be the first cardiac cell-based therapy we are aware of that CBER has indicated it will regulate through the PMA pathway.

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

A clinical trial is almost always required to support a PMA application. We expect that the CardiAMP Cell Therapy System will require a single pivotal trial for PMA approval in the CardiAMP Heart Failure and CardiAMP Chronic Myocardial Ischemia trials. However, there is no guarantee that the FDA will grant us regulatory clearance or approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial. Two well-controlled pivotal studies could be necessary to provide the FDA assurance of safety or effectiveness. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an IDE application, which the FDA reviews. Some types of trials deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by FDA regulations, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory trial results, showing that it is safe to evaluate the device in humans and that the trial protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the trial. During a trial, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion or commercialization of investigational devices or making safety or efficacy claims for them, among other things. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements, among other things. The FDA’s grant of permission to proceed with clinical trials does not constitute a binding commitment that the FDA will consider the trial design adequate to support marketing clearance or approval. In addition, there can be no assurance that the data generated during a clinical trial will meet the chosen study endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in Europe, the clinical trial must be approved by the local ethics committee and in some cases, including trials of high-risk devices, by the Ministry of Health in the applicable country.

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

Because elements of the CardiAMP Cell Therapy System are already approved or cleared and manufactured for commercial use, we believe regulatory approval risks are primarily those of clinical efficacy in each of the two indications being assessed under separate IDEs.

Regulation of Companion Diagnostics

Companion diagnostics are subject to regulation by the FDA, the EMA and other foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercial use. We anticipate that the CardiAMP potency assay for each indication will require approval under a PMA submitted to the CDRH prior to commercialization. We and our third-party collaborators who may develop our companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in close contact with the CDRH to ensure that any changes in requirements are incorporated into the development plans. We further anticipate that regulatory approval of the CardiAMP potency assay for each indication will be a prerequisite to our ability to market the CardiAMP Cell Therapy System. Representatives of CDRH have participated in our meetings with CBER regarding CardiAMP Cell Therapy System to discuss the potential use of the CardiAMP potency assay, and we anticipate that future meetings will include representatives from both CBER and CDRH to ensure that the PMA submissions (for CardiAMP and the CardiAMP potency assay) are coordinated and subject to parallel review by these respective FDA centers. Accordingly, our objective is to align the development programs such that the CardiAMP potency assay will be developed and approved contemporaneously with CardiAMP.

In the United States, companion diagnostic tests used in conjunction with drug or biological products are classified as medical devices under the FD&C Act. We anticipate that our CardiAMP potency assay we are developing in conjunction with our CardiAMP therapeutic candidate will be subject to the PMA approval process.

On July 31, 2014 the FDA issued "Guidance for Industry: In Vitro Companion Diagnostic Devices," to help companies identify the need for companion diagnostics at an earlier stage in the drug development process and to plan for co-development of the drug and companion diagnostic test. The ultimate goal of the guidance is to stimulate early collaborations that will result in faster access to promising new treatments for patients living with serious and life-threatening diseases. According to the draft guidance, for novel products such as CardiAMP, the PMA for a companion diagnostic device should be developed and approved contemporaneously with the biological product. We believe our programs for the development of the CardiAMP potency assay are consistent with the draft guidance as proposed.

On July 15, 2016, FDA released the draft guidance, "Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product." This guidance document is intended to be a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic

Coverage and Reimbursement

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

To obtain regulatory approval of an investigational biological product under European regulatory systems, we must submit a marketing authorization application. The application used to file the PMAs for CardiAMP Cell Therapy System and BLA for CardiALLO Cell Therapy System in the United States are similar to that required in Europe, with the exception of, among other things, country-specific document requirements. Europe also provides opportunities for market exclusivity. For example, in Europe, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in Europe from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by Europe’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

In Europe, we expect both CardiAMP and CardiALLO Cell Therapy Systems to be regulated as advanced therapy medicinal products, or ATMPs. To provide for a common framework for the marketing of ATMPs, Regulation (EC) No 1394/2007 of the European Parliament and of the Council on advanced therapy medicinal products, or ATMP Regulation, was adopted in 2007. The ATMP Regulation was designed to ensure a high level of human health protection as well as the free movement of ATMPs in Europe. The cornerstone of the ATMP Regulation is that a marketing authorization must be obtained prior to the marketing of ATMPs. In turn, the marketing authorization can only be granted if, after a scientific assessment of the quality, efficacy and safety profile, it is demonstrated that the benefits outweigh the risks. The application for a marketing authorization must be submitted to the EMA and the final decision is taken by the European Commission. This procedure ensures that these products are assessed by a specialized body (the Committee for Advanced Therapies, or CAT) and that the marketing authorization is valid in all the European Union Member States.

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

Employees

As of December 31, 2017, we had 24 full-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Corporate Information

We were originally incorporated as NAM Corporation in Delaware on January 12, 1994 and subsequently changed our name to clickNsettle.com, Inc., then Cardo Medical, Inc., then Tiger X Medical, Inc., and finally BioCardia, Inc. on October 26, 2016 in connection with a reverse merger transaction in which our wholly-owned subsidiary, Icicle Acquisition Corp., merged with and into BioCardia Lifesciences, Inc. (which was named BioCardia, Inc. prior to the merger), with BioCardia Lifesciences continuing as the surviving company. Following the completion of the reverse merger transaction, we assumed the business and operations of BioCardia Lifesciences and changed our name to BioCardia, Inc.

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

Risks Related to Our Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2017 was $12.3 million and our accumulated deficit totaled $72.5 million as of December 31, 2017. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

To date, our only approved or cleared products are our Morph universal deflectable guide catheters and Morph AccessPro sheaths, or Morph, in the United States and Europe and our Helix biotherapeutic delivery system, or Helix, in Europe. Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business and predict our future prospects. Our short commercialization experience and limited number of approved products also makes it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to successfully complete our Phase III pivotal trials in heart failure and chronic myocardial ischemia and obtain FDA approval for, and then successfully commercialize, the CardiAMP Cell Therapy System.

Our ability to generate sufficient revenue to achieve profitability depends on our ability, either alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our therapeutic candidates. We do not anticipate generating revenues from sales of the CardiAMP Cell Therapy System, the CardiALLO Cell Therapy System or any other biotherapeutic candidates within the next few years, and we may never generate sales of these products.

Our audited consolidated financial statements as of and for the year ended December 31, 2017 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve month period, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. As noted below, we will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

We will require additional financing in 2018 in order to continue the trial and to continue operations at the current level.

As discussed below in “Management Discussion and Analysis – Future Funding Requirements,” our current cash resources are not sufficient to fund operations at the expected level of activity beyond the fourth quarter of 2018. We will need additional capital to continue operations at the current level and to continue the Phase III trial. While we plan to raise additional capital to fund operations, including the trials, there can be no assurances as to the availability of capital or the terms on which capital will be available.

Our success depends in large part on our ability to obtain approval for, and successfully commercialize, the CardiAMP Cell Therapy System.

The long-term viability of our company is largely dependent on the successful development and commercialization of the CardiAMP Cell Therapy System. We are currently enrolling patients in a Phase III pivotal trial that will be used to support regulatory approval, and we do not have significant long term data on the CardiAMP Cell Therapy System’s safety and efficacy in either heart failure or chronic myocardial ischemia. While we expect to successfully complete our ongoing Phase III pivotal trial of the CardiAMP Cell Therapy System in heart failure, there can be no guarantee that the study will be completed, that the primary endpoints will be achieved, or that we will receive regulatory approval for the sale and marketing in the United States. A number of companies in similar fields have suffered significant setbacks during clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending heavily on sales of the CardiAMP Cell Therapy System to achieve our revenue goals, failure to successfully complete the study and receive U.S. Food and Drug Administration, or FDA, approval, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain regulatory approval, our ability to successfully market this product will be limited due to a number of factors, including regulatory restrictions in our labeling or requirements to obtain additional post-approval data, if any. In addition, there can be no guarantee that the CardiAMP Cell Therapy System will be accepted by the medical community as a valid alternative to currently available products. If we cannot sell the CardiAMP Cell Therapy System as planned, our financial results will be harmed.

Although we have obtained FDA acceptance of Phase III pivotal trials of the CardiAMP Cell Therapy System for the treatment of ischemic systolic heart failure and chronic myocardial ischemia, this does not guarantee any particular outcome from regulatory review. To the best of our knowledge, the CardiAMP Cell Therapy System is the first cardiac cell-based therapy with an accepted pivotal trial that is to be regulated by the FDA Center for Biologics Evaluation and Research, or CBER, via the pre-market approval, or PMA, pathway requiring a single pivotal trial. The CardiAMP Cell Therapy System for the treatment of chronic myocardial ischemia is also to be regulated in the same fashion. All other cardiac cell-based therapies in clinical trials are believed to be regulated by the same agency, but as biologics which generally require two separate pivotal trials. There is no guarantee that the FDA will grant us regulatory clearance or approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial, or that the FDA will continue to allow us to develop the CardiAMP Cell Therapy System via the PMA pathway. Two well-controlled pivotal studies could be necessary to provide FDA assurance of safety or effectiveness.

FDA acceptance of a Phase III pivotal trial is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. Failure to successfully complete our ongoing Phase III trial of CardiAMP in heart failure would significantly impair our financial results. Such a failure could (i) delay or prevent the CardiAMP Cell Therapy System from obtaining regulatory approval, (ii) require us to perform another clinical trial, which will be expensive, may not be successful and will significantly delay our ability to commercialize the CardiAMP Cell Therapy System and (iii) impair our ability to convince hospitals and physicians of the benefits of our CardiAMP Cell Therapy System product. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for CardiAMP, which may limit the market for this product.

Our CardiAMP and CardiALLO cell therapy system therapeutic candidates are based on novel technology, which makes it difficult to accurately and reliably predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, no cell-based therapies have been approved in the United States for a cardiac indication.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, intended use and market of the potential product candidates. The regulatory approval process for novel product candidates such as our CardiAMP and CardiALLO Cell Therapy Systems may be more expensive and take longer than other, better known or extensively studied pharmaceutical or other product candidates to develop. In addition, adverse developments in clinical trials of cell-based products or therapies conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our therapeutic candidates. At the moment, no other cell-based therapies have been approved in the United States for a cardiac indication, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our therapeutic candidates in either the United States or elsewhere.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our planned research, development and product commercialization efforts, including our planned clinical trials for our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates. In addition, we will require additional financing to achieve our goals and our failure to do so could adversely affect our commercialization efforts. We anticipate that our expenses will increase substantially if and as we:

•	continue the research and clinical development of our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates;

•

initiate and advance our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates into larger and more expensive clinical studies, including the ongoing Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in heart failure and our recently approved Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in chronic myocardial ischemia;

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

As of December 31, 2017, we had 24 full-time employees. As we mature and expand our research and development and other pre-commercialization activities, we expect to expand our full-time employee base and to hire more consultants and contractors. In addition, we currently plan to commercialize the CardiAMP Cell Therapy System, if approved, using an internal sales force to selected cardiologists, interventional cardiologists and third-party payors in the United States. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Some of the pharmaceutical, biotechnology and medical device companies we expect to potentially compete with include Astra Zeneca, Capricor Therapeutics, Caladrius Biosciences, Celixr, CellProthera, Cesca Therapeutics, Celyad, Juventas Therapeutics, Mesoblast, Tenaya Therapeutics, Vericel Corp, and Uniqure, among others. Many of our competitors, potentially including the aforementioned, have significantly greater development, financial, manufacturing, marketing, technical and human resources than we do. Large pharmaceutical and medical device companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical and medical device products. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Established companies may also invest heavily to accelerate discovery and development of novel products that could make our therapeutic candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing our therapeutic candidates or competitors to our therapeutic candidates before we do. Specialized, smaller or early-stage companies may also prove to be significant competitors, particularly those with a focus and expertise in the stem cell industry and/or those with collaboration arrangements and other third party payors. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and results of operations will suffer.

Even if we obtain regulatory approval for a product candidate, including our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates, these products or therapies, along with our other regulated products, will be subject to ongoing regulatory scrutiny.

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

We have not obtained regulatory approval for either our CardiAMP or CardiALLO Cell Therapy System therapeutic candidates. We must conduct extensive testing of our therapeutic candidates to demonstrate their safety and efficacy, including human clinical trials and, if applicable, preclinical animal testing, before we can obtain regulatory approval to market and sell them. Conducting such testing is a lengthy, time-consuming, and expensive process and there is a high rate of failure. Our current and completed preclinical and clinical results for our therapeutic candidates are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a therapeutic candidate may not be predictive of similar results in humans during clinical trials, and successful results from early human clinical trials of a therapeutic candidate may not be replicated in later and larger human clinical trials or in clinical trials for different indications. If the results of our ongoing or future clinical trials are negative or inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we may be prevented or delayed in obtaining marketing approval for our therapeutic candidates.

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

If we initiate a correction or removal to reduce a risk to health posed, we would be required to submit a publicly available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a product recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our therapeutic candidates or products. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

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

We may face competition for the CardiALLO Cell Therapy System from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar to, or “interchangeable” with an FDA-approved innovator (original) biological product. This new pathway could allow competitors to reference data from innovator biological products already approved after 12 years from the time of approval. In Europe, a competitor may reference data from biological products already approved, but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with CardiALLO, if approved. Additionally, the FDA may approve our competitors’ products through a PMA pathway, similar to CardiAMP. If competitors are able to obtain marketing approval for biosimilars referencing CardiALLO, if approved, it may become subject to competition from such biosimilars with the attendant competitive pressure and consequences.

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

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. For example, in 2014 we notified the FDA that we were going to initiate a voluntary recall of our Morph AccessPro product based on a manufacturing observation, which was completed to the FDA’s satisfaction in the same year, and in 2017 we updated our instructions for use for the Helix and Morph catheter products to provide guidance on known potential risks. There can be no guarantee that we will not experience similar product recalls or changes in the future with these products or our other products or therapeutic candidates, if approved.

Modifications to our products may require reclassifications, new regulatory approvals or clearances, or may require us to cease marketing or recall the modified products until new CE marking is obtained.

Currently there are six Morph product family model numbers approved for commercial use in the United States via a 510(k) clearance and three in Europe under CE Mark. A modification to these products could lead to a reclassification and could result in further requirements (including additional clinical trials) to maintain each respective clearance or approval. If we fail to comply with such further requirements we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

The financial performance of our enabling and delivery products may be adversely affected by medical device tax provisions in the healthcare reform laws in the United States.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning with tax year 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which includes a two-year moratorium on the medical device excise tax. It amended section 4191 of the Internal Revenue Code to exempt medical device sales during the period of January 1, 2016 to December 31, 2017. On January 22, 2018, President Trump signed legislation that suspended the medical device excise tax through December 31, 2021. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2022.  The financial impact this tax may have on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.

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

We currently have a limited organization for the sales, marketing and distribution of products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including CardiAMP and CardiALLO Cell Therapy Systems, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have limited prior experience in the marketing, sale or distribution of approved products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our therapeutic candidates.

Our strategy is to obtain FDA approval and market the CardiAMP Cell Therapy System for potential heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists and interventional cardiologists. We may in the future, choose to align ourselves with collaborators as part of our commercialization strategy, particularly outside of the United States, and our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our therapeutic candidates or companion diagnostic or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our therapeutic candidates and companion diagnostic to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our therapeutic candidates or companion diagnostic, our ability to generate revenues from product sales, including sales of CardiAMP and CardiALLO Cell Therapy Systems, will be adversely affected.

Building an internal sales force involves many challenges, including:

•	recruiting and retaining talented people;

•	training employees that we recruit;

•	setting the appropriate system of incentives;

•	managing additional headcount; and

•	integrating a new business unit into an existing corporate architecture.

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of CardiAMP or CardiALLO Cell Therapy Systems in the United States, we may be forced to delay the potential commercialization of these therapies or reduce the scope of our sales and marketing activities for CardiAMP or CardiALLO Cell Therapy Systems. To fund commercialization activities we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring CardiAMP or CardiALLO Cell Therapy Systems to market or generate product revenue.

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

It is very difficult to estimate the future commercial potential of the CardiAMP Cell Therapy System, the CardiALLO Cell Therapy System, and our commercialized products due to factors such as safety and efficacy compared to other available treatments, changing standards of care, third-party payor reimbursement standards, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 70% of the NYHA Class II and Class III ischemic systolic heart failure patients in the United States will be eligible for CardiAMP due to a sufficient CardiAMP potency assay score. However, if considerably less than approximately 70% of NYHA Class II and Class III ischemic heart failure patients are eligible for CardiAMP due to an insufficient CardiAMP potency assay score, it would significantly and negatively impact our business, financial condition and results of operations.

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

On June 13, 2013, the U.S. Supreme Court decision in Association for Molecular Pathology v. Myriad Genetics, Inc., held that isolated DNA sequences are not patentable because they constitute a product of nature. The Supreme Court did not address stem cells in particular, and as a result, it is not yet clear what, if any, impact this Supreme Court decision or future decisions will have on the operation of our business.

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

Our Common Stock is quoted on the OTC Markets Group Inc.'s over-the-counter inter-dealer quotation system, known as OTC Markets, and there is not any significant trading activity in our Common Stock or a market for shares of our Common Stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our Common Stock must bear the economic risk of holding those shares for an indefinite period of time. Before this filing, we do not, and may not in the future, meet the initial listing standards of any national securities exchange, and our Common Stock may be quoted on the OTC Market's or another over-the-counter quotation system for the foreseeable future. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our Common Stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our Common Stock as consideration.

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

Our executive officers, directors, 5% stockholders and their affiliates beneficially own approximately 59.5% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may believe are in your best interest as one of our stockholders.

We previously identified a material weakness in our internal control over financial reporting at December 31, 2015 and December 31, 2016 and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control in the future. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

Prior to our reverse merger transaction, BioCardia Lifesciences, the accounting acquirer, was a private company with limited accounting personnel and systems to adequately execute accounting processes and other supervisory resources with which to address internal control over financial reporting. As a result of the reverse merger transaction, the accounting personnel and systems of BioCardia Lifesciences became our accounting personnel and systems. In connection with the audit of our financial statements as of and for the years ended December 31, 2016 and 2015, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to an insufficient number of qualified personnel and inadequate processes within our accounting function impacting our ability to appropriately segregate duties and to perform timely and effective review over general ledger account reconciliations and non-routine transactions.

We have implemented measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•	we have formalized our processes and internal control documentation and strengthened supervisory reviews by our management; and

•	we have added additional qualified accounting personnel and have improved the segregation of duties amongst the accounting personnel.

We cannot provide assurance that the measures we have taken to date, and are continuing to implement, will be sufficient to prevent future material weaknesses or significant deficiencies form occurring. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm.

If we identify material weaknesses in our internal control over financial reporting in the future, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to limit valuable rights to our intellectual property, technologies, therapeutic candidates or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our therapeutic candidates.

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

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations. Changes with respect to the transition to a territorial tax system are generally expected to have little impact given our lack of foreign operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 125 Shoreway Road, Suite B, San Carlos, CA 94070 in a facility we lease encompassing 13,718 square feet of office, lab, and manufacturing space. The lease for this facility expires in 2021. We believe that our leased facilities are adequate to meet our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB tier of OTC Markets Group, Inc. under the symbol “BCDA.” The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2017 and 2016, as quoted on OTC Markets. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Fiscal Year 2017	High	Low
First Quarter	$14.88	$4.08
Second Quarter	$8.40	$3.96
Third Quarter	$8.40	$4.56
Fourth Quarter	$6.24	$2.22

Fiscal Year 2016	High	Low
First Quarter	$1.32	$0.84
Second Quarter	$1.92	$0.84
Third Quarter	$2.16	$1.32
Fourth Quarter	$15.36	$1.20

On November 2, 2017, we executed a one-for-twelve reverse stock split of our common stock. All per share amounts included in the above table are presented as if the one-for-twelve reverse stock split had been effective at the beginning of the earliest period presented.

As of March 1, 2018, there were approximately 253 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

 None.

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

Special Note Regarding Smaller Reporting Company Status

As a result of having been a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended), we are allowed and have elected to omit certain information, including three years of year-to-year comparisons and tabular disclosure of contractual obligations, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

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

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Our lead therapeutic candidate is the investigational CardiAMP Cell Therapy System, or CardiAMP, which provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia.

We initiated our U.S. Food and Drug Administration, or FDA, accepted Phase III pivotal trial for CardiAMP Cell Therapy in ischemic systolic heart failure, in December 2016. The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The trial’s primary endpoint is a clinical composite of six minute walk distance and major adverse cardiac and cerebrovascular events. In September 2017, the independent Data Safety Monitoring Board (DSMB) completed the pre-specified interim analysis of safety outcomes for the first 10 patients treated in the Phase III trial of its investigational CardiAMP cell therapy product. The DSMB indicated there were no significant safety concerns with the CardiAMP study results and recommended that the trial continue, as planned. Currently ten world class medical centers are actively enrolling in the study. Efficacy results from the primary endpoint in the open label roll in cohort are anticipated in the second half of 2018. We anticipate that trial enrollment will be completed in the first half of 2019.

In January 2018, the FDA approved a second IDE for the randomized controlled pivotal trial of autologous bone marrow mononuclear cells using the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial, and leverages our experience and investment in the heart failure trial.

Our second therapeutic candidate is the CardiALLO Cell Therapy System, which utilizes bone marrow derived mesenchymal cells from a donor to treat heart failure. We anticipate submitting an Investigational New Drug (IND) application for submission to the FDA for a Phase II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in 2018. This IND is expected to have improved Chemistry Manufacturing Controls relative to our previous co-sponsored investigations utilizing culture expanded bone marrow derived mesenchymal stem cells.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $12.3 million, $10.3 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $72.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations.

Financial Overview

Revenue

We currently have a portfolio of enabling and delivery products, from which we have generated modest revenue.

Cost of Goods Sold

Cost of goods sold includes the costs of raw materials and components, manufacturing personnel and facility costs and other indirect and overhead costs associated with manufacturing our enabling and delivery products.

Research and Development Expenses

Our research and development expenses consist primarily of:

●	salaries and related overhead expenses, which include share-based compensation and benefits for personnel in research and development functions;

●

fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial management and statistical compilation and analysis;

●	costs related to acquiring and manufacturing clinical trial materials;

●	costs related to compliance with regulatory requirements; and

●	payments related to licensed products and technologies.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress of completion of specific tasks using information and data provided to us by our vendors and clinical sites. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and the services are performed.

We plan to increase our research and development expenses for the foreseeable future as we continue the Pivotal CardiAMP Heart Failure Trial and the Pivotal CardiAMP Chronic Myocardial Ischemia Trial, further develop CardiAMP and CardiALLO Cell Therapy Systems, and subject to the availability of additional funding, further advance the development of other therapeutic candidates for additional indications. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, sales, corporate development and administrative support functions, including share-based compensation expenses and benefits. Other selling, general and administrative expenses include sales commissions, rent, accounting and legal services, obtaining and maintaining patents, the cost of consultants, occupancy costs, insurance premiums and information systems costs.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various judgements that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2017, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Revenue:
Net product revenue	$389	$517
Collaboration agreement revenue	90	59
Total revenue	479	576
Costs and expenses:
Cost of goods sold	690	746
Research and development	5,799	3,330
Selling, general and administrative	6,395	4,108
Total costs and expenses	12,884	8,184
Operating loss	(12,405)	(7,608)
Other income (expense):
Interest income	95	—
Interest expense	—	(1,736)
Other income (expense)	2	(966)
Total other income (expense), net	97	(2,702)
Net loss	$(12,308)	$(10,310)

Revenue.    Revenue decreased by approximately $97,000 in 2017 compared to 2016 primarily due to a reduction in Morph sales volumes. We expect sales volumes to increase modestly in 2018, resulting in moderate growth in net product revenue.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $56,000 in 2017 compared to 2016, primarily due to the decrease in revenues, partially offset by increased stock compensation cost for manufacturing personnel. We expect cost of goods sold to increase moderately in 2018 due to growth in net product revenues.

Research and Development Expenses.     Research and development expenses increased by approximately $2.5 million in 2017 compared to 2016 primarily due to expenses incurred in the planning, preparation and inception of the pivotal CardiAMP Heart Failure Trial and development of the CardiALLO Cell Therapy System, including fees paid to consultants and contract research organizations (CRO), additional personnel costs and increased stock compensation expense. We expect research and development expenses to increase as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial and further develop the CardiAMP and CardiALLO cell processing and delivery platforms.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by approximately $2.3 million in 2017 compared to 2016, primarily due to additional costs for the organizational structure needed to support the pivotal CardiAMP Heart Failure Trial and operations as a public company after October 2016. These costs include additional salary expenses, stock compensation and legal, accounting, tax, and other corporate expenses. We expect selling, general and administrative expenses for 2018 to increase moderately from 2017, as we continue to enhance and strengthen the supporting staff and infrastructure needed to support the CardiAMP Heart Failure Trial and development of our therapeutic programs.

Interest Income.   Interest income for the year ended December 31, 2017 consisted primarily of interest income earned on cash equivalents and short-term investments.

Interest Expense.   Interest expense for the year ended December 31, 2016 consisted primarily of interest expense related to convertible notes which were converted into shares in October 2016 following the reverse merger.

 Other Income (Expense). Other income (expense) for 2016 consisted primarily of the changes in value of the convertible preferred stock warrant liabilities and the change in value of the convertible shareholder note derivative liability, both of which were converted into shares in October 2016 following the reverse merger.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2017, we had an accumulated deficit of approximately $72.5 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the Merger. As of December 31, 2017, we had cash and cash equivalents of approximately $12.7 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(8,671)	(5,522)
Investing activities	(136)	18,921
Financing activities	144	4,396
Net decrease in cash and cash equivalents	$(8,663)	$17,795

Cash Flows from Operating Activities.   The increase in overall spending for operating activities of $3.1 million in 2017 compared to 2016 related primarily to increased cash outflows to conduct the pivotal CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO programs and to build the supporting infrastructure to sustain these efforts and support operations as a public company. We expect spending to increase as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell processing and delivery platforms and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities.   Net cash used in investing activities of $136,000 during the year ended December 31, 2017 consists of the purchases of property and equipment. Net cash provided by investing activities of $18.9 million during the year ended December 31, 2016 primarily consists of $19.0 million acquired from an accounting perspective as part of the reverse merger transaction.

Cash Flows from Financing Activities.    Net cash provided by financing activities of $144,000 during the year ended December 31, 2017 consists of the proceeds from the exercise of stock options. Net cash provided by financing activities of $4.4 million during the year ended December 31, 2016 is primarily the result of proceeds from the issuance of convertible notes and warrants.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $12.7 million as of December 31, 2017 are not sufficient to fund our operations beyond the fourth quarter of 2018. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, through and beyond the fourth quarter of 2018, we will be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Until such time that we can generate meaningful revenue from the sales of approved therapies and products, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our Common Stock holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our Common Stock holders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or therapeutic candidates or to grant licenses on terms that may not be favorable to us.

Our consolidated financial statements as of December 31, 2017 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

Recent Accounting Pronouncements

See Note 2 of our notes to consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our investment portfolio.

We believe that the interest rate risk related to our accounts receivable is not significant.  We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectability and establishment of appropriate allowances.

We operate primarily in the United States and are not exposed to foreign exchange risk with respect to recognized assets and liabilities. We do not enter into hedging transactions and do not purchase derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2017,and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 2012.

San Francisco, California

March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioCardia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BioCardia, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP

San Francisco, California
March 16, 2018

BIOCARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$12,689	$21,352
Accounts receivable, net of allowance for doubtful accounts of $6 and $2 at December 31, 2017 and 2016, respectively	95	74
Inventory	191	135
Prepaid expenses	340	356
Total current assets	13,315	21,917
Property and equipment, net	169	111
Other assets	54	54
Total assets	$13,538	$22,082
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$902	$525
Accrued expenses and other current liabilities	1,263	848
Deferred revenue	167	71
Total current liabilities	2,332	1,444
Deferred rent	81	56
Total liabilities	2,413	1,500
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 and 50,000,000 shares authorized as of December 31, 2017 and 2016, respectively; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value, 100,000,000 and 750,000,000 shares authorized as of December 31, 2017 and 2016 respectively; 38,218,660 and 38,131,303 shares issued and outstanding as of December 31, 2017 and 2016, respectively	38	38
Additional paid-in capital	83,537	80,686
Accumulated deficit	(72,450)	(60,142)
Total stockholders’ equity	11,125	20,582
Total liabilities and stockholders’ equity	$13,538	$22,082

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years ended December 31,
	2017	2016	2015
Revenue:
Net product revenue	$389	$517	$860
Collaboration agreement revenue	90	59	44
Total revenue	479	576	904
Costs and expenses:
Cost of goods sold	690	746	1,061
Research and development	5,799	3,330	1,518
Selling, general and administrative	6,395	4,108	3,734
Total costs and expenses	12,884	8,184	6,313
Operating loss	(12,405)	(7,608)	(5,409)
Other income (expense):
Interest income	95	—	—
Interest expense	—	(1,736)	(1,386)
Write-off of deferred offering costs	—	—	(1,634)
Change in fair value of convertible preferred stock warrant liability	—	250	274
Change in fair value of maturity date preferred stock warrant liability	—	10	87
Change in fair value of convertible shareholder notes derivative liability	—	(1,224)	1,373
Other income (expense)	2	(2)	(2)
Total other income (expense), net	97	(2,702)	(1,288)
Net loss	$(12,308)	$(10,310)	$(6,697)

Net loss per share, basic and diluted	$(0.32)	$(1.23)	$(4.29)

Weighted-average shares used in computing net loss per share, basic and diluted	38,160,543	8,368,284	1,560,293

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible preferred stock		Convertible preferred stock		Common stock		Additional paid in	Accumulated
	Shares	Cost	Shares	Cost	Shares	Cost	capital	deficit	Total
Balance at December 31, 2014	98,354,541	$38,213	$—	$—	1,541,169	$2	$16	$(43,135)	$(43,117)
Reclassification from temporary equity to permanent equity	(98,354,541)	(38,213)	98,354,541	38,213	—	—	—	—	38,213
Conversion of convertible notes into series F preferred shares	—	—	12,075,610	7,781	—	—	—	—	7,781
Exercise of convertible preferred stock warrants for series D preferred shares	—	—	67,884	34	—	—	—	—	34
Exercise of convertible preferred stock warrants for series F preferred shares	—	—	2,479	2	—	—	—	—	2
Exercise of stock options	—	—	—	—	37,793	—	59	—	59
Stock-based compensation	—	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	—	(6,697)	(6,697)
Balance at December 31, 2015	—	—	110,500,514	46,030	1,578,962	2	358	(49,832)	(3,442)
Exchange of convertible preferred stock warrants to common stock	—	—	—	—	10,807	—	25	—	25
Reclassification of convertible shareholder notes derivative liability	—	—	—	—	—	—	2,268	—	2,268
Conversion of convertible notes into common stock	—	—	—	—	8,091,103	8	12,148	—	12,156
Conversion of preferred stock into common stock	—	—	(110,500,514)	(46,030)	9,208,376	9	46,021	—	—
Issuance of common stock upon reverse merger	—	—	—	—	19,228,595	19	18,902	—	18,921
Exercise of stock options	—	—	—	—	13,460	—	22	—	22
Share-based compensation	—	—	—	—	—	—	942	—	942
Net loss	—	—	—	—	—	—	—	(10,310)	(10,310)
Balance at December 31, 2016	—	—	—	—	38,131,303	38	80,686	(60,142)	20,582
Exercise of stock options	—	—	—	—	87,357	—	144	—	144
Share-based compensation	—	—	—	—	—	—	2,707	—	2,707
Net loss	—	—	—	—	—	—	—	(12,308)	(12,308)
Balance at December 31, 2017	—	$—	$—	$—	38,218,660	$38	$83,537	$(72,450)	$11,125

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(12,308)	$(10,310)	$(6,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	—	597	—
Depreciation and amortization	78	39	47
Change in fair value of convertible preferred stock warrant liability	—	(250)	(274)
Change in fair value of maturity date preferred stock warrant liability	—	(10)	(87)
Change in fair value of convertible shareholder notes derivative liability	—	1,224	(1,373)
Share-based compensation	2,707	942	283
Non-cash interest expense on convertible shareholder notes	—	1,736	1,387
Changes in operating assets and liabilities:
Accounts receivable	(21)	33	65
Inventory	(56)	27	(82)
Prepaid expenses and other current assets	16	(110)	(129)
Deferred financing costs	—	—	48
Other assets	—	(11)	—
Accounts payable	377	(17)	228
Accrued liabilities excluding accrued interest on convertible note	415	530	(416)
Deferred revenue	96	32	—
Deferred rent	25	26	(23)
Net cash used in operating activities	(8,671)	(5,522)	(7,023)
Investing activities:
Purchase of property and equipment	(136)	—	(125)
Cash acquired in reverse merger	—	19,017	—
Payment of transaction costs of reverse merger	—	(96)	—
Purchase of short-term investments	(1,800)	—	—
Maturity of short-term investments	1,800	—	—
Net provided by (used in) in investing activities	(136)	18,921	(125)
Financing activities:
Proceeds from the exercise of convertible preferred stock warrants	—	—	27
Proceeds from issuance of convertible notes and warrants	—	4,374	7,435
Proceeds from the exercise of common stock options	144	22	59
Net cash provided by financing activities	144	4,396	7,521
Net increase (decrease) in cash and cash equivalents	(8,663)	17,795	373
Cash and cash equivalents at beginning of period	21,352	3,557	3,184
Cash and cash equivalents at end of period	$12,689	$21,352	$3,557

Supplemental disclosure of noncash investing and financing activities:
Exchange of convertible preferred stock warrants for common stock	$—	$25	$—
Conversion of convertible shareholder notes and related interest payable	$—	$12,156	$7,781
Reclassification of convertible shareholder notes derivative liability	$—	$2,268	$—
Conversion of preferred stock	$—	$46,030	$—

See accompanying notes to consolidated financial statements.

(1)	Summary of Business

(a)	Description of Business

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

Following the Reverse Stock Split, certain reclassifications have been made to the prior periods’ financial statements to conform to the current period's presentation. The Company adjusted stockholders’ equity to reflect the Reverse Stock Split by reclassifying an amount equal to the par value of the shares eliminated by the split from common stock to the additional paid-in capital for all periods presented in these consolidated financial statements, resulting in no net impact to stockholders’ equity on the consolidated balance sheets.

As of December 31, 2016, the Company’s authorized share capital was 750 million shares of common stock and 50 million shares of preferred stock. Upon completion of the reverse stock split on November 3, 2017, the authorized shares were reduced to 100 million shares of common stock and 25 million shares of preferred stock, which remained unchanged as of December 31, 2017.

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

Exchange Ratio

Pursuant to the Merger Agreement, each share of BioCardia Lifesciences common stock issued and outstanding prior to the Merger, including shares of common stock underlying outstanding preferred stock, convertible notes (which converted into common stock immediately prior to the Merger), and stock options were converted into the right to receive 1.6139834 shares of Company common stock shares, or the Exchange Ratio. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the capital structure as a result of the Merger.

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

(b)	Liquidity - Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $72.5 million as of December 31, 2017. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as the pivotal CardiAMP Heart Failure trial is advanced and development of the CardiAMP and CardiALLO Cell Therapy Systems continue. Therefore absent additional funding, management believes cash and cash equivalents of $12.7 million as of December 31, 2017 are not sufficient to fund the Company beyond the fourth quarter of 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates through and beyond the fourth quarter of 2018, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring.  If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2017, the Company’s cash was held by one financial institution and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers, but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The estimate is based on the Company’s historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $6,000 and $2,000 as of December 31, 2017 and 2016, respectively.

(g)	Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the average-cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of and the related costs are recognized in cost of goods sold.

(h)	Deferred Financing Costs

Deferred financing costs represent direct costs associated with future issuances of our corporate securities. Direct costs include, but are not limited to the legal, accounting and printing costs. Indirect costs associated with future issuance of corporate securities are expensed as incurred. Upon the completion of the proposed issuances, the deferred financing costs will be offset against the proceeds from the security issuance. If the proposed issuances are not completed, the deferred financing costs will be charged to expense. The Company deferred costs incurred for an initial public offering of BioCardia Lifesciences common stock, which was delayed and subsequently withdrawn. The deferred offering costs for that offering in the amount of $1,634,000 were expensed in 2015.

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

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in equity instruments and warrants granted, and measurement of their fair value. In determining the appropriate fair value of the compound embedded derivative requiring bifurcation from the convertible notes issued in 2015, the Company used Monte Carlo simulation to calculate potential payouts in each of three conversion scenarios. In cases where the payout includes newly created equity shares and warrants, the Black-Scholes based option pricing method is used to calculate the amounts due to investors. Derivative instruments are subsequently adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as a change in the fair value of derivatives. Once a derivative liability ceases to exist any remaining fair value is reclassified to additional paid-in capital if redeemed or through earnings if forfeited or expired.

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

Revenue is recognized net of provisions made for discounts, expected sales returns and allowances. Estimated returns and allowances are based on historical experience and other relevant factors. The Company accepts returns for unused, unopened and resellable product in its original packaging, subject to a restocking fee. The sales return reserve was approximately $1,000 as of December 31, 2017 and 2016.

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

Costs incurred for the shipping of products to customers totaled approximately $5,000, $7,000 and $11,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

(p)	Product Warranties

The Company provides a standard warranty of serviceability on all its products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2017 and 2016.

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

The Company measures and recognizes share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. The Company uses the Black-Scholes option pricing model to calculate fair value. Share-based compensation expense recognized in the consolidated statements of operations is based on the period the services are performed. The Company accounts for forfeitures as they occur.

For options granted to nonemployees, the Company revalues the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered.

The Black-Scholes option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected volatility in the value of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Risk-free Interest Rate

The risk free interest rate assumption is based on the zero-coupon U.S. Treasury instruments appropriate for the expected term of the stock option grants.

Expected Volatility

The Company has limited historical data of its own to utilize in determining expected volatility. As such we based our volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The peer group was developed based on companies in the biotechnology and medical device industries whose shares are publicly-traded.

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

The Company’s financial assets and liabilities consist principally of cash and cash equivalents, accounts receivable, accounts payable, warrants for convertible preferred stock, convertible notes and the convertible shareholder notes derivative liability. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of the Company’s convertible preferred stock warrants is measured using the Black-Scholes option pricing model. Convertible notes are recorded at amortized cost. The fair value of the Company’s convertible shareholder notes derivative liability is measured utilizing a Monte Carlo simulation model. Based on borrowing rates currently available for loans with similar terms, the carrying value of convertible notes approximates fair value.

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

The impact of adopting ASU 2016-09 resulted in the following:

●

We classified the excess income tax benefits from stock-based compensation arrangement as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. The adoption of this guidance had no material impact to our consolidated financial statements due to a full valuation allowance recognized against our deferred tax assets.

●	We elected to recognize forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of this guidance on a modified retrospective basis was insignificant.

●

We applied the change in classification of cash flows resulting from excess tax benefits and cash paid by us when directly withholding shares for tax-withholding purposes on a retrospective basis. The adoption of these provisions did not result in changes in our consolidated statements of cash flow

There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

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

In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers, which deferred the effective date for implementation of the standard. Public entities are to apply the new standard for annual and interim reporting periods beginning after December 15, 2017. The Company has not elected early adoption. The Company has formed a task force that is in the process of assessing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. The Company will adopt this guidance using the cumulative effect adoption method on January 1, 2018 and does not expect the adoption of this guidance to have a material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company’s fiscal year beginning January 1, 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Management’s assessment indicates that the amendment will not have a significant impact as the Company currently has no equity investments, however, the update may have a significant impact in the future. The Company will adopt ASU 2016-01 on January 1, 2018 and does not expect the adoption to have a material impact on its financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company will adopt ASU 2016-01 on January 1, 2018 and does not expect the adoption to have a material impact on its financial statements.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis as of December 31, 2017 and December 31, 2016 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of December 31, 2017

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,689	$—	$—	$12,689

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,352	$—	$—	$21,352

(5)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$70	$59
Work in process	92	—
Finished goods	29	76
Total	$191	$135

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $33,000, $52,000 and $261,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(6)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$106	143
Laboratory and manufacturing equipment	447	366
Furniture and fixtures	48	48
Leasehold improvements	326	325
Property and equipment, gross	927	882
Less accumulated depreciation	(758)	(771)
Property and equipment, net	$169	111

Depreciation expense totaled approximately $78,000, $39,000 and $47,000 for the years ended December 31, 2017, 2016 and 2015, respectively. All of the Company’s property and equipment is located in the United States.

(7)	Commitments

In November 2016, the Company entered into an amendment to its lease with respect to its office and laboratory space. The extended term of this lease is 60 months and commenced on January 1, 2017 and will expire on December 31, 2021. Rent expense is recognized on a straight-line basis over the life of the lease. Rental expense was approximately $601,000, $321,000 and $266,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under the lease as of December 31, 2017 are as follows (in thousands):

Years ending December 31:
2018	$594
2019	612
2020	630
2021	649
Total	$2,485

(8)	Collaborative Agreements

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

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued expenses	$539	$478
Grant liability	663	304
Customer deposits	61	66
Total	$1,263	$848

(10)	Convertible Preferred Stock Warrant Liability

The Company has historically issued warrants to purchase shares of the Company’s preferred stock in connection with certain preferred stock offerings and note financings.

Upon the completion of the Merger in October 2016, the Company exchanged 20% and 10% of outstanding Series D and Series F convertible preferred stock warrants for 6,788 and 4,019 shares of the Company’s common stock, respectively, and cancelled the remaining convertible preferred stock warrants pursuant to the Merger Agreement. Upon the completion of the Merger, the valuation of the convertible preferred stock warrant liability was determined based on the settlement value of the common stock exchanged for the warrants, amounting to $25,000, and the Company reclassified the balance of the convertible preferred stock warrant liability to additional paid-in capital.

(11)	Convertible Notes

In May 2015, BioCardia Lifesciences entered into note agreements with various stockholders of BioCardia Lifesciences and other lenders for a total of $7.2 million (the 2015 Notes). The notes accrued 8% annual simple interest, matured 18 months from the issue date and were callable after the maturity date by written demand of a majority of the holders of the outstanding note principle. Upon the completion of the Merger, the 2015 Notes and related accrued interest converted into 5,620,332 shares of the Company’s common stock.

In October 2016, BioCardia Lifesciences issued convertible notes with an aggregate principle amount of approximately $4.4 million, which accrued 8% annual simple interest. The principle and accrued and unpaid interest on the notes converted automatically into 2,470,771 shares of common stock upon the completion of the Merger.

The Company recognized interest expense, including amortization of the debt discount of approximately zero, $1.7 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(12)	Convertible Preferred Stock

Upon the completion of the Merger, convertible preferred stock converted into 9,208,376 shares of the Company’s common stock.

(13)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002 (the “2002 Plan”), and the Company assumed the 2002 Plan in the Merger. We have not granted or do not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (the “2016 Plan”), and the Company assumed the 2016 Plan in the Merger. We have granted awards, including incentive stock options and nonstatutory stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis.

The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was recorded as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of goods sold	$140	$14	$4
Research and development	678	127	29
Selling, general and administrative	1,889	801	250
Share-based compensation expense	$2,707	$942	$283

The following table summarizes activity under the Company’s stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Options outstanding
		Weighted	Weighted	Aggregate
		average	average	intrinsic
	Number of	exercise	remaining contractual	value
	shares	price	term (years)	(in thousands)
Balance, December 31, 2016	3,491,937	$1.78	8.7	$39,046
Stock options granted	842,653	7.66
Stock options exercised	(87,542)	1.87
Stock options cancelled	(33,948)	0.48
Balance, December 31, 2017	4,213,100	$2.96	8.1	$1,890
Exercisable, December 31, 2017	1,556,234	$2.28	6.9	$844
Unexercisable, December 31, 2017	2,656,866	$3.36	8.8	$1,046

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $400,000, $144,000 and $137,000, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2017 and 2016 was $5.8 and $1.33 per share, respectively.

Employee Share-Based Compensation

During the years ended December 31, 2017 and 2016, BioCardia Lifesciences granted stock options to certain non-employee directors and employees to purchase 796,399 and 2,190,629 shares of common stock, respectively. There were no grants to employees during the year ended December 31, 2015. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2017			2016
Risk-free interest rate	1.76	-	2.25%	1.28	-	1.58%
Volatility	81	-	89%		88%
Dividend yield		None			None
Expected term (in years)	5.00	-	6.25		6.25

Unrecognized share-based compensation for non-employee directors and employee options granted through December 31, 2017 is approximately $4.9 million to be recognized over a remaining weighted average service period of 2.8 years.

Non-Employee Director Share-Based Compensation (RSUs)

During the year ended December 31, 2017, the Company granted to certain non-employee directors 97,996 restricted stock units, or RSUs. The fair value of each RSU is estimated on the closing market price on the grant date.

The following summarizes the activity of non-vested RSUs:

Weighted
average
grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2016	—
RSUs granted	97,996	$8.71
RSUs vested	—
RSUs forfeited	—
Balance, December 31, 2017	97,996	$8.71

Unrecognized share-based compensation for employee RSUs granted through  December 31, 2017 was approximately $541,000 to be recognized over a remaining weighted average service period of 1.8 years.

Nonemployee Share-Based Compensation

During the year ended December 31, 2017 and 2016, the Company granted options to purchase 46,254 and 490,849 shares of common stock to consultants. These options were granted in exchange for consulting services to be rendered and vest over the term specified in the grant, which correlates to the period the services are rendered. No options to non-employees were granted during the year ended December 31, 2015. The Company recorded nonemployee share-based compensation expense of $768,000, $545,000 and $10,000 for the years ended December 31, 2017, 2016 and 2015 respectively.

The Company accounts for share-based compensation arrangements with nonemployees, using the Black Scholes option pricing model, based on the fair value as these instruments vest. Accordingly, at each reporting date, the Company revalues the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered. The following assumptions were used to value the awards.

	Years ended December 31,
	2017			2016			2015
Risk-free interest rate	2.25	-	2.40%	1.60	-	2.42%	1.26	-	2.30%
Volatility	81	-	87%	89	-	91%	71	-	95%
Dividend yield		None			None			None
Expected term (in years)	8.6	-	9.8	9.6	-	9.9	8.5	-	9.7

(14)	Concentrations

Most of the Company’s customers are located in the United States. No single customer accounted for more than 10% of revenue in 2017, 2016 or 2015 and one customer accounted for 20% of accounts receivable at December 31, 2017 and another customer accounted for 29% of accounts receivable at December 31, 2016.

(15)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	Years ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(12,308)	$(10,310)	$(6,697)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	38,160,543	8,368,284	1,560,293
Net loss per share, basic and diluted	$(0.32)	$(1.23)	$(4.29)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2017	2016	2015
Convertible preferred stock	-	-	9,208,376
Notes convertible into shares	-	-	8,731,657
Convertible preferred stock warrants	-	-	194,383
Stock options to purchase common stock	4,213,100	3,491,937	1,149,040
Unvested restricted stock units	97,996	-	-
Total	4,311,096	3,491,937	19,283,456

(16)	Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2017, 2016 and 2015 was $0 for all years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2017, 2016 and 2015. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision for income taxes was as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Tax at federal statutory rate	$(4,185)	$(3,505)	$(2,277)
State, net of federal benefit	(1,238)	(315)	(335)
Research and development credit	(135)	(89)	(51)
Stock-based compensation	344	136	89
Nondeductible interest	—	590	471
Warrant and derivative revaluation	—	328	(589)
Change in Federal tax rate	8,172	—	—
Other	7	94	5
Change in valuation allowance	(2,965)	2,761	2,687
Total provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Accrued compensation	$110	$154
Inventory adjustments	449	708
Depreciation and amortization - noncurrent	146	252
Share-based compensation	558	273
Net operating loss and tax credit carryforwards - noncurrent	17,368	20,196
Other	34	47
Gross deferred tax asset	18,665	21,630
Valuation allowance	(18,665)	(21,630)
Net deferred tax asset	$—	$—

The Company has approximately $57.6 million and $47.7 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2017. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2022 and 2028 for federal and state purposes, respectively. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by section 382, which discusses limitations on NOL carryforwards and certain built-in losses following ownership changes, and section 383, which discusses, special limitations on certain excess credits, etc., of the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. Accordingly, our ability to utilize net operating losses carryforwards may be limited, potentially significantly, as the result of such an “ownership change”.  The Company has not yet performed a comprehensive study to determine if it has undergone any ownership changes.  If the Company is able to potentially utilize its net operating loss carryforwards, it will perform a comprehensive section 382 study to determine what, if any, limitation on its ability to utilize its NOLs exists.

At December 31, 2017, the Company has federal and state research and development credits of approximately $1.6 million and $1.3 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforward has no expiration.

The Company does not believe that these assets are realizable on a more-likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance. The Company did not have a deferred tax liability as of December 31, 2017 and 2016. The net decrease in the total valuation allowance for the year ended December 31, 2017 was $3.0 million primarily due to the decreased Federal Tax Rate applied to deferred tax assets, with an offsetting increase from net operating losses generated. The net increase in the total valuation allowance for the year ended December 31, 2016 was $2.8 million, primarily from the net operating losses generated.

No liability related to uncertain tax positions is reported in the consolidated financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 31,
	2017	2016
Balance, beginning of year	$608	$531
Additions based on tax positions related to the current year	117	77
Additions (reductions) for tax positions related to prior years	—	—
Balance, end of year	$725	$608

Recognition of approximately $511,000 and $398,000 of unrecognized tax benefits would impact the effective rate at December 31, 2017 and 2016, respectively, if recognized. Contributing to the increase in amount impacting the rate is the consideration of the federal tax rate change as a result of the Tax Act.

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

US Tax Reform - Impact of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the Tax Act) was signed into law. The Tax Act contains significant changes to corporate taxation, including; (i) the reduction of the corporate income tax rate from a maximum rate of 35% to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense, (vi) expanded limitations on executive compensation, (vii) acceleration of tax revenue recognition, (viii) capitalization of research and development expenditures and (ix) creation of new minimum taxes such as the base erosion anti-abuse tax (BEAT) and Global Intangible Low Taxed Income (GILTI) tax.

The key impact of the Tax Act on our financial statements was the re-measurement of the deferred tax balances to the new corporate tax rate. While we have not yet completed our assessment of the effects of the Tax Act, we are able to determine a reasonable estimate for this impact. In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we are providing additional disclosures related to this provisional amount.

In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 “Income Taxes” (ASC 740) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently we have recorded a decrease related to DTAs of $8.2 million with a corresponding net reduction to valuation allowance of $8.2 million for the year ending December 31, 2017.

The Company has not yet made a policy election with respect to its treatment of potential base erosion anti-abuse tax (BEAT) and Global Intangible Low Taxed Income (GILTI). Companies can either account for taxes on BEAT and GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the BEAT and GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the Act associated with BEAT and GILTI and the expected impact of BEAT and GILTI on the Company in the future.

The provisional amount related to the deferred tax balances are based on information available at this time and may change due to a variety of factors, including, among others, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act, (ii) any impact resulting from our December 31, 2017 financial closing and reporting processes, and (iii) management’s further assessment of the Tax Act and related regulatory guidance. We are not complete in our assessment of the impact of the Tax Act on our business and consolidated financial statements. We will continue our assessment of the impact of the Tax Act on our business and consolidated financial statements throughout the one-year measurement period as provided by SAB 118.

(17)	Contingencies

The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have a material effect on the Company’s business, financial position, results of operations, or cash flows.

(18)	Grant Funding

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

As of December 31, 2017, the Company has received approximately $721,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $58,000 of the qualifying costs had been incurred as of December 31, 2017. The remaining $663,000 was recorded as grant liability on the consolidated balance sheet at December 31, 2017. The amount is recorded as a liability as the amounts are refundable, should a default by the Company, as defined in the agreement, occur prior to incurring the qualifying costs.

(19)	Related Party Transactions

In August 2016, the Company granted an option to purchase 418,977 shares of common stock, with 4-year vesting period and an exercise price of $1.80 per share, to OPKO Health, Inc. (“OPKO”) as consideration for consulting services to be provided by OPKO. The Company recorded $480,000 and $466,000 as share-based compensation expense related to the OPKO stock option during the years ended December 31, 2017 and 2016, respectively. The estimated grant-date fair value of the option was $5.3 million. The term of the consulting agreement is 4 years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock and OPKO itself is also a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

(20)	Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. The Company did not make any matching contributions during the years ended December 31, 2017, 2016 and 2015, but may elect to do so in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as our controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 other than those noted above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Management assessed our internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously identified a material weakness in internal control over financial reporting during the audit of our 2015 and 2016 financial statements. As of December 31, 2017, we had completed our remediation of the prior material weakness in our internal control over financial reporting. The material weakness resulted from an insufficient number of qualified personnel and inadequate processes within our accounting function which impacted our ability to appropriately segregate duties and to perform timely and effective reviews over general ledger account reconciliations and non-routine transactions.

We have implemented measures and controls and have remediated the control deficiencies that constituted the prior material weakness by implementing changes designed to improve our internal control over financial reporting, including the following:

•	we have formalized our processes and internal control documentation and strengthened the supervisory reviews by our management; and

•	we have added additional qualified accounting personnel and have improved the segregation of duties within the Company.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017.

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

Date: March 16, 2018

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

Signature	Title	Date

/s/ Peter Altman	President and Chief Executive Officer and Director	March 16, 2018
(Peter Altman)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	March 16, 2018
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Simon H. Stertzer	Chairman of the Board	March 16, 2018
(Simon H. Stertzer)

/s/ Fernando L. Fernandez	Director	March 16, 2018
(Fernando L. Fernandez)

/s/ Richard Krasno	Director	March 16, 2018
(Richard Krasno)

/s/ Jay M. Moyes	Director	March 16, 2018
(Jay M. Moyes)

/s/ Richard P. Pfenniger, Jr.	Director	March 16, 2018
(Richard P. Pfenniger, Jr.)

/s/ Thomas Quertermous	Director	March 16, 2018
(Thomas Quertermous)

/s/ Allan R. Tessler	Director	March 16, 2018
(Allan R. Tessler)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(5)	Amended and Restated Bylaws
4.1(6)	Specimen common stock certificate
4.2(7)#	BioCardia 2002 Stock Plan, as amended
4.3(8)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(9)#	BioCardia 2016 Equity Incentive Plan
4.5(10)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(11)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
10.1(12)#	Form of Indemnification Agreement for directors and executive officers
10.2(13)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(14)	Lease Agreement, dated September 29, 2008, by and between the Company and ARE-San Francisco No. 29, LLC.
10.4(15)	First Amendment to Lease, dated May 31, 2010, by and between the Company and ARE-San Francisco No. 29, LLC.
10.5(16)	Second Amendment to Lease, dated May 29, 2013 by and between the Company and ARE-San Francisco No. 29, LLC.
10.6(17)	Third Amendment to Lease, dated November 4, 2016, by and between the Company and ARE-San Francisco No. 29, LLC.
10.7(18) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.8(19)	Consulting Agreement, dated August 19, 2016, by and between the Company and OPKO Health, Inc.
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 77 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_____________________

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 11, 2017.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on November 7, 2017.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 11, 2017.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(8)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(9)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(11)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(13)	Previously filed as an exhibit to the Current Report on Form 10-K filed by us on March 30, 2017.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(17)	Previously filed as an exhibit to the Current Report on Form 10-K filed by us on March 30, 2017.
(18)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(19)	Previously filed as an exhibit to the Current Report on Form 10-K/A filed by us on July 20, 2017.