Form 10-Q
period 2018-06-30
BioCardia, Inc.
filed 2018-08-09
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

There were 38,277,908 shares of the registrant’s Common Stock issued and outstanding as of August 9, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,834	$12,689
Accounts receivable, net of allowance for doubtful accounts of $3 and $6 at June 30, 2018 and December 31, 2017, respectively	191	95
Inventory	136	191
Prepaid expenses	282	340
Total current assets	7,443	13,315
Property and equipment, net	164	169
Other assets	54	54
Total assets	$7,661	$13,538
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$505	$902
Accrued expenses and other current liabilities	1,314	1,263
Deferred revenue	—	167
Total current liabilities	1,819	2,332
Deferred rent	84	81
Total liabilities	1,903	2,413
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2018 and December 31, 2017 respectively; 38,277,908 and 38,218,660 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	84,895	83,537
Accumulated deficit	(79,175)	(72,450)
Total stockholders’ equity	5,758	11,125
Total liabilities and stockholders’ equity	$7,661	$13,538

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Net product revenue	$89	$101	$171	$210
Collaboration agreement revenue	150	11	267	39
Total revenue	239	112	438	249
Costs and expenses:
Cost of goods sold	135	203	292	378
Research and development	2,031	1,295	3,986	2,328
Selling, general and administrative	1,325	1,582	3,032	3,386
Total costs and expenses	3,491	3,080	7,310	6,092
Operating loss	(3,252)	(2,968)	(6,872)	(5,843)
Other income (expense):
Interest income	35	23	71	23
Other expense, net	—	—	—	(1)
Total other income, net	35	23	71	22
Net loss	$(3,217)	$(2,945)	$(6,801)	$(5,821)

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.18)	$(0.15)

Weighted-average shares used in computing net loss per share, basic and diluted	38,247,288	38,140,232	38,242,728	38,139,063

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(6,801)	$(5,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	36
Share-based compensation	1,353	1,298
Changes in operating assets and liabilities:
Accounts receivable	(96)	(68)
Inventory	55	(58)
Prepaid expenses	58	74
Accounts payable	(390)	60
Accrued liabilities	25	16
Deferred revenue	(65)	82
Deferred rent	3	12
Net cash used in operating activities	(5,814)	(4,369)
Investing activities:
Purchase of property and equipment	(46)	(100)
Purchase of short-term investments	—	(1,796)
Net used in in investing activities	(46)	(1,896)
Financing activities:
Proceeds from the exercise of common stock options	5	22
Net cash provided by financing activities	5	22
Net decrease in cash and cash equivalents	(5,855)	(6,243)
Cash and cash equivalents at beginning of period	12,689	21,352
Cash and cash equivalents at end of period	$6,834	$15,109

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

Description of Business

BioCardia, Inc., (“we” or “the Company”), is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Our lead therapeutic candidate is the CardiAMP Cell Therapy System, an investigational autologous bone marrow derived cell therapy being advanced for two large cardiac indications under FDA approved pivotal trials. Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational allogenic culture expanded “off the shelf” mesenchymal cell therapy being advanced initially to treat patients who are not eligible for CardiAMP cell therapy due to the quality of their cells. To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property.

We have three enabling device product lines which have one or more approvals in the USA and/or EU: (1) the CardiAMP cell processing system; (2) the Helix biotherapeutic delivery system, or Helix; and (3) the Morph vascular access product line, or Morph. We manage our operations as a single segment for the purposes of assessing performance and making operating decisions.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations and cash flows as of and for the three and six months ended June 30, 2018 and 2017 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information and on a basis consistent with the annual financial statements. In the opinion of management, they also reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position for the interim periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

(b)	Liquidity

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of $79.2 million as of June 30, 2018. Management expects operating losses and negative cash flows to continue through the next several years. Based on management’s current plans, management believes cash and cash equivalents of $6.8 million as of June 30, 2018 are sufficient to fund us into December 2018. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our lead therapeutic candidate, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, through and beyond December 2018, will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

(e)	Changes to Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2017. Apart from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018 which led to an amended revenue policy, as described in the following paragraphs, there have been no changes to those policies.

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

On January 1, 2018, we adopted Topic 606 using the cumulative effect adoption method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We recorded a net reduction to opening accumulated deficit of $76,000 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to our collaboration revenues.

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

(g)	Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. We do not plan to elect early adoption. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach, or if we elect we may use a cumulative-effect adjustment to retained earnings as of January 1, 2019. We are currently assessing the future impact of this ASU on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is intended to align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2019 for then outstanding share-based payments to nonemployees. We are currently assessing the future impact of this ASU on our consolidated financial statements.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of June 30, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,383	$—	$—	$6,383

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,063	$—	$—	$12,063

(4)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$63	$70
Work in process	29	92
Finished goods	44	29
Total	$136	$191

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, and expired inventories totaled approximately $12,000 and $1,000 for the three months ended June 30, 2018 and 2017 respectively, and $15,000 and $10,000 for the six months ended June 30, 2018 and 2017, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer equipment and software	$114	$106
Laboratory and manufacturing equipment	471	447
Furniture and fixtures	55	48
Leasehold improvements	326	326
Property and equipment, gross	966	927
Less accumulated depreciation	(802)	(758)
Property and equipment, net	$164	$169

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued expenses	$180	$129
Accrued employee costs	412	410
Grant liability	635	663
Customer deposits	87	61
Total	$1,314	$1,263

(7)	Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2018 and 2017 was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$36	$33	$66	$74
Research and development	264	154	461	326
Selling, general and administrative	438	489	826	898
Share-based compensation expense	$738	$676	$1,353	$1,298

The following table summarizes the activity of stock options and related information:

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2017	4,213,100	$2.96
Stock options granted	1,603,075	2.48
Stock options exercised	(2,488)	1.80
Stock options cancelled	(135,487)	2.69
Balance, June 30, 2018	5,678,200	$2.83

The weighted average grant-date fair value of options granted during the six months ended June 30, 2018 was $1.77 per share.

Employee Share-Based Compensation (Stock Options)

During the six months ended June 30, 2018, we granted stock options to certain non-employee directors and employees to purchase 1,603,075 shares of common stock. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.66%	-	2.87%
Volatility		81%
Dividend yield		None
Expected term (in years)		6.25

Unrecognized share-based compensation for employee options as of June 30, 2018 was approximately $6.3 million to be recognized over a remaining weighted average service period of 2.8 years.

Restricted Stock Units (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2017	97,996	$8.71
RSUs vested	(57,108)	7.03
Balance, June 30, 2018	40,888	$11.04

Unrecognized share-based compensation for employee RSUs granted as of June 30, 2018 was approximately $348,000 to be recognized over a remaining weighted average service period of 1.5 years.

Nonemployee Share-Based Compensation

During the six months ended June 30, 2018, we did not grant any options to purchase shares of common stock to consultants. Options granted to consultants have been granted in exchange for consulting services to be rendered and vest over the term specified in the grant, which correlates to the period the services are rendered. We recorded $31,000 and $277,000 for the three months ended June 30, 2018 and 2017, respectively, and $76,000 and $510,000 for the six months ended June 30, 2018 and 2017, respectively as nonemployee share-based compensation expense.

We account for share-based compensation arrangements with nonemployees, using the Black-Scholes option pricing model, based on the fair value as these instruments vest. Accordingly, at each reporting date, we revalue the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered. The following assumptions were used to value the awards for the six months ended June 30, 2018:

Risk-free interest rate	2.80%	-	2.84%
Volatility	78%	-	80%
Dividend yield		None
Expected term (in years)	8.1	-	8.8

(8)	Net Loss per Share

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2018	2017
Stock options to purchase common stock	5,678,200	4,008,634
Unvested restricted stock units	40,888	98,000
Total	5,719,088	4,106,634

(9)	Income Taxes

During the six months ended June 30, 2018 and 2017, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2018, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the Tax Act) was signed into law. The new law resulted in significant changes to the U.S. corporate income tax system. These changes included the reduction of the corporate income tax rate from a maximum rate of 35% to 21% and the elimination or reduction of certain domestic deductions and credits.

The 2017 provisional charge related to the Tax Act was an estimate and the measurement of net deferred tax assets is subject to further analysis and potential correlative adjustments as developing interpretations and guidance from the U.S. Treasury Department, the Internal Revenue Service, and other standard setting bodies provide additional clarifications of the provisions of the Tax Act. Updated guidance and regulations could result in changes to this provisional charge during 2018 when the analysis is complete, and, in accordance with the guidance in Staff Accounting Bulletin 118, we will continue to monitor guidance and make necessary adjustments. No measurement-period adjustments were made during the six months ended June 30, 2018.

(10)	Related Party Transactions

In August 2016, we granted an option to purchase 418,977 shares of common stock, with a four year vesting period and an exercise price of $1.80 per share, to OPKO Health, Inc. (“OPKO”) as consideration for consulting services to be provided by OPKO. We recorded $62,000 and $306,000 as share-based compensation expense related to the OPKO stock option during the six months ended June 30, 2018 and 2017, respectively. The estimated grant-date fair value of the option was $5.3 million. The term of the consulting agreement is four years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of our common stock and OPKO itself is also a beneficial owner of more than 5% of the outstanding shares of our common stock.

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

We initiated our United States Food and Drug Administration, or FDA, Phase III pivotal trial for CardiAMP Cell Therapy in ischemic systolic heart failure, in December 2016. The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The trial’s primary endpoint is a clinical composite of six minute walk distance and major adverse cardiac and cerebrovascular events.

In September 2017, the independent Data Safety Monitoring Board, or DSMB, completed the pre-specified interim analysis of safety outcomes for the first 10 patients treated in the Phase III trial of its investigational CardiAMP cell therapy product. The DSMB indicated there were no significant safety concerns with the CardiAMP study results and recommended that the trial continue, as planned.

CardiAMP Heart Failure efficacy results from the primary endpoint in the open label roll-in cohort are anticipated in the fourth quarter of 2018. An invited viewpoint manuscript containing efficacy data from the roll-in cohort has been accepted to the prestigious Circulation Research journal with an anticipated print release date in September 2018, and potential for earlier online publication. Two related abstracts have been accepted for presentation at the Transcatheter Therapeutics Conference also in September 2018. In Q2 2018 due to retiring staff at the CardiAMP Heart Failure cell potency assay core lab, the lab was unable to accept clinical samples for two months. The core lab staffing issues have been solved and additional laboratory capabilities have been established with an aim to build in redundancy with respect to the performance of the CardiAMP Heart Failure Cell Potency Assay in the future. Currently 17 world class medical centers are actively enrolling in the study. We anticipate that trial enrollment will be completed in Q3 2019.

In January 2018, the FDA approved a second investigational device exemption, or IDE, for the randomized controlled pivotal trial of autologous bone marrow mononuclear cells using the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia for up to 343 patients at up to 40 clinical sites in the United States, the “CardiAMP Chronic Myocardial Ischemia Trial”. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and leverages our experience and investment in the heart failure trial. We anticipate dosing the first patient in Q1 2019.

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

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded donor bone marrow derived “off the shelf” mesenchymal stem cell therapy initially to treat heart failure. We anticipate submitting an Investigational New Drug, or IND, application to the FDA for a Phase II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in Q4 2018. This IND is expected to have improved chemistry manufacturing controls relative to our previous co-sponsored clinical investigations utilizing donor bone marrow derived “off the shelf” mesenchymal stem cells.

To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems, including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have generated modest revenues from sales of our approved products. We have funded our operations primarily through the sales of equity and convertible debt securities, and certain government and private grants.

We have incurred net losses in each year since our inception. Our net losses were approximately $6.8 million and $5.8 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $79.2 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, we believe our cash and cash equivalents as of June 30, 2018 are sufficient to fund our operations into December 2018. As a result there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations.

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

Apart from the adoption of ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) on January 1, 2018, which led to an amended revenue policy described below, there were no material changes during the six months ended June 30, 2018 in our critical accounting estimates or accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,
	2018	2017
Revenue:
Net product revenue	$89	$101
Collaboration agreement revenue	150	11
Total revenue	239	112
Costs and expenses:
Cost of goods sold	135	203
Research and development	2,031	1,295
Selling, general and administrative	1,325	1,582
Total costs and expenses	3,491	3,080
Operating loss	(3,252)	(2,968)
Other income (expense):
Interest income	35	23
Other expense	—	—
Total other income, net	35	23
Net loss	$(3,217)	$(2,945)

Revenue.    Revenue increased by $127,000 in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increased revenue earned under programs with our collaborative partners after the adoption of Topic 606. We expect overall sales volumes to increase in 2018 as compared to 2017, resulting in moderate growth in net product revenue year over year.

Cost of Goods Sold.    Cost of goods sold decreased by $68,000 in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a decrease in product sales volumes coupled with improved productivity and reduced materials costs for routine manufacturing testing. We expect cost of goods sold to increase moderately in 2018 due to growth in net product revenues during the latter half of the year.

Research and Development Expenses.     Research and development expenses increased by $736,000 in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increased expenses incurred in conducting the ongoing pivotal CardiAMP Heart Failure Trial and in the development of the CardiALLO Cell Therapy System. These expenses include fees paid to consultants and CROs and additional personnel costs. We expect research and development expenses to continue to increase as enrollment accelerates in the CardiAMP Heart Failure Trial and we further develop the CardiAMP and CardiALLO cell therapy platforms.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 totaled $1,325,000 which was a 16.2% decrease as compared to $1,582,000 for three months ended June 30, 2017, due primarily to lower stock compensation expense. We expect selling, general and administrative expenses for 2018 to increase moderately in the latter half of 2018 compared to 2017, as we continue to enhance and strengthen the supporting staff and infrastructure needed to support the CardiAMP Heart Failure Trial and development of our therapeutic programs.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017
Revenue:
Net product revenue	$171	$210
Collaboration agreement revenue	267	39
Total revenue	438	249
Costs and expenses:
Cost of goods sold	292	378
Research and development	3,986	2,328
Selling, general and administrative	3,032	3,386
Total costs and expenses	7,310	6,092
Operating loss	(6,872)	(5,843)
Other income (expense):
Interest income	71	23
Other expense	—	(1)
Total other income, net	71	22
Net loss	$(6,801)	$(5,821)

Revenue.    Revenue increased by $189,000 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increased revenue earned under programs with our collaborative partners after the adoption of Topic 606.

Cost of Goods Sold.    Cost of goods sold decreased by $86,000 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a decrease in product sales volumes coupled with improved productivity and reduced materials costs for routine manufacturing testing.

Research and Development Expenses.     Research and development expenses increased by $1,658,000 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increased expenses incurred in conducting the ongoing pivotal CardiAMP Heart Failure Trial and in the development of the CardiALLO Cell Therapy System. These expenses include fees paid to consultants and CROs and additional personnel costs. We expect research and development expenses to continue to increase as enrollment accelerates in the CardiAMP Heart Failure Trial and we further develop the CardiAMP and CardiALLO platforms.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2018 totaled $3,032,000 , which was a 10.5% decrease as compared to $3,386,000 for six months ended June 30, 2017, due primarily to lower stock compensation expense. We expect selling, general and administrative expenses for 2018 to increase moderately in the latter half of 2018 compared to 2017, as we continue to enhance and strengthen the supporting staff and infrastructure needed to support the CardiAMP Heart Failure Trial and development of our therapeutic programs.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2018, we had an accumulated deficit of approximately $79.2 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the reverse merger transaction completed on October 24, 2016. As of June 30, 2018, we had cash and cash equivalents of approximately $6.8 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(5,814)	$(4,369)
Investing activities	(46)	(1,896)
Financing activities	5	22
Net decrease in cash and cash equivalents	$(5,855)	$(6,243)

Cash Flows from Operating Activities.    The increase in cash used in operating activities of $1,445,000 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related primarily to increased cash outflows to conduct the pivotal CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell therapy programs and to build the supporting infrastructure to sustain these efforts and support operations as a public company. We expect spending to increase in 2018 as compared to 2017 as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO Cell Therapy Systems and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities.     Net cash used in investing activities of $46,000 during the six months ended June 30, 2018 consisted of the purchases of property and equipment.

 Cash Flows from Financing Activities.     Net cash provided by financing activities of $5,000 during the six months ended June 30, 2018 consisted of the proceeds from the exercise of stock options.

Future Funding Requirements

To date, we have generated modest revenue from sales of our approved products. We do not know when, or if, we will generate any revenue from our development stage biotherapeutic programs. We do not expect to generate any revenue from sales of our CardiAMP or CardiALLO therapeutic candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. In addition, subject to obtaining regulatory approval for any of our therapeutic and companion diagnostic candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the cash and cash equivalents of $6.8 million as of June 30, 2018 are sufficient to fund our operations into December 2018. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, through and beyond December 2018, we will be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of and for the three months ended June 30, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

There have been no material changes in our market risks during the quarter ended June 30, 2018.

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

Interest Rate Risk

As of June 30, 2018, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOCARDIA, INC. (Registrant)

Date: August 9, 2018	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ David McClung
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