Form 10-Q
period 2018-09-30
BioCardia, Inc.
filed 2018-11-08
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

There were 38,277,908 shares of the registrant’s Common Stock issued and outstanding as of November 2, 2018.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$4,820	$12,689
Accounts receivable, net of allowance for doubtful accounts of $6 and $6 at September 30, 2018 and December 31, 2017, respectively	170	95
Inventory	134	191
Prepaid expenses	224	340
Total current assets	5,348	13,315
Property and equipment, net	154	169
Other assets	54	54
Total assets	$5,556	$13,538
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,102	$902
Accrued expenses and other current liabilities	1,430	1,263
Deferred revenue	—	167
Total current liabilities	2,532	2,332
Deferred rent	80	81
Total liabilities	2,612	2,413
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017 respectively; 38,277,908 and 38,218,660 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	85,625	83,537
Accumulated deficit	(82,719)	(72,450)
Total stockholders’ equity	2,944	11,125
Total liabilities and stockholders’ equity	$5,556	$13,538

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Net product revenue	$52	$88	$223	$298
Collaboration agreement revenue	32	42	299	81
Total revenue	84	130	522	379
Costs and expenses:
Cost of goods sold	109	147	401	525
Research and development	2,262	1,700	6,248	4,028
Selling, general and administrative	1,283	1,322	4,315	4,708
Total costs and expenses	3,654	3,169	10,964	9,261
Operating loss	(3,570)	(3,039)	(10,442)	(8,882)
Other income (expense):
Interest income	29	35	100	58
Other expense, net	(3)	3	(3)	2
Total other income, net	26	38	97	60
Net loss	$(3,544)	$(3,001)	$(10,345)	$(8,822)

Net loss per share, basic and diluted	$(0.09)	$(0.08)	$(0.27)	$(0.23)

Weighted-average shares used in computing net loss per share, basic and diluted	38,277,908	38,146,751	38,254,583	38,141,654

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(10,345)	$(8,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	57
Share-based compensation	2,083	1,999
Changes in operating assets and liabilities:
Accounts receivable	(75)	(16)
Inventory	57	(105)
Prepaid expenses	116	168
Accounts payable	200	(80)
Accrued liabilities	141	545
Deferred revenue	(65)	89
Deferred rent	(1)	19
Net cash used in operating activities	(7,823)	(6,146)
Investing activities:
Purchase of property and equipment	(51)	(107)
Purchase of short-term investments	—	(1,799)
Net used in in investing activities	(51)	(1,906)
Financing activities:
Proceeds from the exercise of common stock options	5	26
Net cash provided by financing activities	5	26
Net decrease in cash and cash equivalents	(7,869)	(8,026)
Cash and cash equivalents at beginning of period	12,689	21,352
Cash and cash equivalents at end of period	$4,820	$13,326

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

The accompanying condensed consolidated balance sheets, statements of operations and cash flows as of and for the three and nine months ended September 30, 2018 and 2017 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information and on a basis consistent with the annual financial statements. In the opinion of management, they also reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position for the interim periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

(b)	Liquidity

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of $82.7 million as of September 30, 2018. Management expects operating losses and negative cash flows to continue through the next several years. Based on management’s current plans, management believes cash and cash equivalents of $4.8 million as of September 30, 2018 are sufficient to fund us into Q1 2019. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our lead therapeutic candidate, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, through and beyond Q1 2019, will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

(e)	Changes to Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the financial statements included in our Annual Report on Form 10-K filed for the year ended December 31, 2017. Apart from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, which led to an amended revenue policy as described in the following paragraphs, there have been no changes to those policies.

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

(g)	Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach, or if we elect we may use a cumulative-effect adjustment to accumulated deficit as of January 1, 2019. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about the lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us. We expect that this new standard will have a material effect on our financial statements. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new right-to-use (ROU) assets and lease liabilities on our balance sheet for our real estate operating lease and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of September 30, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,854	$—	$—	$4,854

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,063	$—	$—	$12,063

(4)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$62	$70
Work in process	3	92
Finished goods	69	29
Total	$134	$191

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, and expired inventories totaled approximately $13,000 and $15,000 for the three months ended September 30, 2018 and 2017 respectively, and $15,000 and $25,000 for the nine months ended September 30, 2018 and 2017, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer equipment and software	$116	$106
Laboratory and manufacturing equipment	474	447
Furniture and fixtures	55	48
Leasehold improvements	331	326
Construction in progress	1	—
Property and equipment, gross	977	927
Less accumulated depreciation	(823)	(758)
Property and equipment, net	$154	$169

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued expenses	$226	$129
Accrued employee costs	455	410
Grant liability	666	663
Customer deposits	83	61
Total	$1,430	$1,263

(7)	Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$39	$33	$105	$107
Research and development	250	172	711	498
Selling, general and administrative	441	496	1,267	1,394
Share-based compensation expense	$730	$701	$2,083	$1,999

The following table summarizes the activity of stock options and related information:

	Number of options outstanding	Weighted average exercise price
Balance, December 31, 2017	4,213,100	$2.96
Stock options granted	1,698,452	2.41
Stock options exercised	(2,488)	1.80
Stock options cancelled	(359,958)	2.93
Balance, September 30, 2018	5,549,106	$2.80

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2018 was $1.72 per share.

Employee Share-Based Compensation (Stock Options)

During the nine months ended September 30, 2018, we granted stock options to certain non-employee directors and employees to purchase 1,698,452 shares of common stock. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.66%	-	2.87%
Volatility	81%	-	82%
Dividend yield		None
Expected term (in years)		6.25

Unrecognized share-based compensation for employee options as of September 30, 2018 was approximately $5.6 million to be recognized over a remaining weighted average service period of 2.7 years.

Restricted Stock Units (RSUs)

The following summarizes the activity of non-vested RSUs:

	Number of shares	Weighted average grant date fair value per share
Balance, December 31, 2017	97,996	$8.71
RSUs granted	226,471	1.36
RSUs vested	(57,108)	7.03
Balance, September 30, 2018	267,359	$2.84

Unrecognized share-based compensation for employee RSUs granted as of September 30, 2018 was approximately $292,000 to be recognized over a remaining weighted average service period of 1.3 years.

Nonemployee Share-Based Compensation

During the nine months ended September 30, 2018, we did not grant any options to purchase shares of common stock to consultants. Options granted to consultants have been granted in exchange for consulting services to be rendered and vest over the term specified in the grant, which correlates to the period the services are rendered. We recorded $74,000 and $188,000 for the three months ended September 30, 2018 and 2017, respectively, and $150,000 and $698,000 for the nine months ended September 30, 2018 and 2017, respectively as nonemployee share-based compensation expense.

We account for share-based compensation arrangements with nonemployees, using the Black-Scholes option pricing model, based on the fair value as these instruments vest. Accordingly, at each reporting date, we revalue the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered. The following assumptions were used to value the awards for the nine months ended September 30, 2018:

Risk-free interest rate	2.80%	-	2.84%
Volatility	78%	-	85%
Dividend yield		None
Expected term (in years)	7.9	-	8.8

(8)	Net Loss per Share

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2018	2017
Stock options to purchase common stock	5,549,106	4,142,692
Unvested restricted stock units	267,359	97,996
Total	5,816,465	4,240,688

(9)	Income Taxes

During the nine months ended September 30, 2018 and 2017, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2018, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the Tax Act) was signed into law. The new law resulted in significant changes to the U.S. corporate income tax system. These changes included the reduction of the corporate income tax rate from a maximum rate of 35% to 21% and the elimination or reduction of certain domestic deductions and credits.

The 2017 provisional charge related to the Tax Act was an estimate and the measurement of net deferred tax assets is subject to further analysis and potential correlative adjustments as developing interpretations and guidance from the U.S. Treasury Department, the Internal Revenue Service, and other standard setting bodies provide additional clarifications of the provisions of the Tax Act. Updated guidance and regulations could result in changes to this provisional charge during 2018 when the analysis is complete, and, in accordance with the guidance in Staff Accounting Bulletin 118, we will continue to monitor guidance and make necessary adjustments. No measurement-period adjustments were made during the nine months ended September 30, 2018.

(10)	Related Party Transactions

In August 2016, we granted an option to purchase 418,977 shares of common stock, with a four year vesting period and an exercise price of $1.80 per share, to OPKO Health, Inc. (“OPKO”) as consideration for consulting services to be provided by OPKO. We recorded $121,000 and $432,000 as share-based compensation expense related to the OPKO stock option during the nine months ended September 30, 2018 and 2017, respectively. The estimated grant-date fair value of the option was $5.3 million. The term of the consulting agreement is four years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of our common stock and OPKO itself is also a beneficial owner of more than 5% of the outstanding shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2017and elsewhere in this report. Historical results are not necessarily indicative of future results.

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

In September 2017, the independent Data Safety Monitoring Board, or DSMB, completed the pre-specified interim analysis of safety outcomes for the first 10 patients treated in the open-label phase of the Phase III trial of its investigational CardiAMP cell therapy product. The DSMB indicated there were no significant safety concerns with the CardiAMP study results and recommended that the trial continue, as planned.

Preliminary results at six month follow-up for these first 10 patients were published in a viewpoint article in Circulation Research in September 2018. The paper reported that treated patients showed improvements in Six Minute Walk Distance (+47.8m ± 19.6, 20.5% relative improvement; p=0.01), improvements in New York Heart Association Heart Failure Class (40% of patients improving one class, p=0.037), and a positive trend in MLHFQ Score (-10.2 ± 7.9, 31% relative improvement, p=0.21) at six months when compared to their baseline values. The magnitude of these improvements is greater than those seen in the trial’s predecessor, the double blind, Phase II Transendocardial Autologous Cell Therapy in Heart Failure Trial, which demonstrated statistical significance in functional capacity as measured by six-minute walk and quality of life as measured by the Minnesota Living with Heart Failure Questionnaire.

Nine month follow-up data for these 10 patients was presented at the Transcatheter Therapeutics conference on September 28, 2018, showing clinically meaningful improvements in symptoms, quality of life and exercise capacity, as measured by New York Heart Association class, Minnesota Living with Heart Failure Questionnaire and Six Minute Walk Distance, respectively. At nine months, the improvements seen in Six Minute Walk Distance, New York Heart Association Heart Failure Class and Minnesota Living with Heart Failure Questionnaire, which were statistically significant at six months relative to baseline, were clinically meaningful but not statistically significant. This difference was due in part to the lack of nine month follow-up data on one patient due to a major adverse cardiac event which was assigned a score intended to capture the event for comparison to the control arm.  The improvements in exercise capacity and quality of life at nine months were greater in magnitude than those observed in the previous Phase II randomized placebo-controlled trial of CardiAMP therapy, which reached statistical significance in both endpoints when compared to control.

CardiAMP Heart Failure efficacy results from the primary endpoint in the open label roll-in cohort at twelve months is expected to be presented at the American Heart Association Scientific Sessions 2018 Conference on November 12, 2018. Currently 18 world class medical centers are actively enrolling in the study. We anticipate that trial enrollment will be completed in Q3 2019.

In January 2018, the FDA approved the randomized controlled pivotal trial of the CardiAMP Cell Therapy System for a second indication, for patients with refractory chronic myocardial ischemia. Under the approved investigational device exemption (“IDE”), up to 343 patients at up to 40 clinical sites in the United States may be enrolled in the CardiAMP Chronic Myocardial Ischemia Trial. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and leverages our experience and investment in the heart failure trial. We anticipate dosing the first patient in Q1 2019.

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

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived “off the shelf” mesenchymal stem cell therapy. CardiALLO cell therapy cells are bone marrow derived from Neurokinin-1 receptor positive bone marrow cells. These cells are being advanced to treat heart failure, but have potential for numerous therapeutic applications as these are anticipated to be the cells that respond to the release of Substance P. Substance P (“SP”) is a neuropeptide released from sensory nerves and is associated with the inflammatory processes and pain. The endogenous receptor for SP is the neurokinin-1 receptor (“NK1-receptor” or “NK1R”), which is distributed over cytoplasmic membranes of many cell types (for example neurons, glia, endothelia of capillaries and lymphatics, fibroblasts, stem cells, and white blood cells) in many tissues and organs. SP amplifies or excites most cellular processes. Elevation of serum, plasma, or tissue SP and/or its receptor NK1R has been associated with many diseases: sickle cell crisis, inflammatory bowel disease, major depression and related disorders, fibromyalgia rheumatological, and infections such as HIV/AIDS and respiratory syncytial virus, as well as in cancer. Our CardiALLO NK1R positive derived cells are believed to be an important subset of the cells that we have delivered in our previous preclinical and clinical mesenchymal stem cell studies. We are actively performing manufacturing validation runs of these cells at BioCardia to support future clinical studies. We anticipate submitting an Investigational New Drug (“IND”) application to the FDA for a Phase II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in Q4 2018.

Improvements to our enabling delivery system products are also in active development.  We anticipate submitting in Q4 2018 for FDA approval of our new AVANCE™ steerable introducer, indicated for introducing various cardiovascular catheters into the heart, including the left side of the heart through the interatrial septum. Our data indicates the AVANCE™ steerable introducer has improved performance characteristics relative to other products currently available for this indication, which address an established and highly competitive market estimated in excess of $500 million annually. We also anticipate submitting an application for FDA approval in Q1 2019 of our new Morph® “DNA” steerable guide, indicated for introducing various cardiovascular catheters into the heart. This product is also expected to further enhance delivery of our CardiAMP and CardiALLO cell therapies  Both products have the potential to be cleared for market release by the FDA before the end of Q2 2019.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $10.3 million and $8.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $82.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, we believe our cash and cash equivalents as of September 30, 2018 are sufficient to fund our operations into Q1 2019. As a result there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. Please see “Future Funding Requirements” below for additional information regarding our need for additional funding.

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

Apart from the adoption of ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) on January 1, 2018, which led to an amended revenue policy described below, there were no material changes during the nine months ended September 30, 2018 in our critical accounting estimates or accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,
	2018	2017
Revenue:
Net product revenue	$52	$88
Collaboration agreement revenue	32	42
Total revenue	84	130
Costs and expenses:
Cost of goods sold	109	147
Research and development	2,262	1,700
Selling, general and administrative	1,283	1,322
Total costs and expenses	3,654	3,169
Operating loss	(3,570)	(3,039)
Other income (expense):
Interest income	29	35
Other expense	(3)	3
Total other income, net	26	38
Net loss	$(3,544)	$(3,001)

Revenue.    Revenue decreased by $46,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to reduced product sales volumes in the third quarter coupled with less revenue earned under programs with our collaborative partners after the adoption of Topic 606.  We expect total revenues to increase in 2018 as compared to 2017, primarily due to increased revenue earned under collaboration programs during the first half of the year.

Cost of Goods Sold.    Cost of goods sold decreased by $38,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a decrease in product sales volumes. We expect cost of goods sold to remain in line with lower 2018 net product sales volumes relative to 2017, resulting in proportionally lower cost of goods sold.

Research and Development Expenses.     Research and development expenses increased by $562,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increased expenses incurred in conducting the ongoing pivotal CardiAMP Heart Failure Trial and in the development of the CardiALLO Cell Therapy System. These expenses include fees paid to consultants and CROs and additional personnel costs. We expect research and development expenses to continue to increase as enrollment accelerates in the CardiAMP Heart Failure Trial and we further develop the CardiAMP and CardiALLO cell therapy platforms.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2018 totaled $1,283,000 which was a 3% decrease as compared to $1,322,000 for three months ended September 30, 2017, due primarily to lower consulting expense, sales commissions, and personnel costs. We expect selling, general and administrative expenses for 2018 to decrease moderately in the last quarter of 2018 compared to 2017, as we continue to manage our spending and infrastructure without compromising the needed support for the CardiAMP Heart Failure Trial and development of our therapeutic programs.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
Revenue:
Net product revenue	$223	$298
Collaboration agreement revenue	299	81
Total revenue	522	379
Costs and expenses:
Cost of goods sold	401	525
Research and development	6,248	4,028
Selling, general and administrative	4,315	4,708
Total costs and expenses	10,964	9,261
Operating loss	(10,442)	(8,882)
Other income (expense):
Interest income	100	58
Other expense	(3)	2
Total other income, net	97	60
Net loss	$(10,345)	$(8,822)

Revenue.    Revenue increased by $143,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increased revenue earned under programs with our collaborative partners after the adoption of Topic 606 and sales activities in the first half of 2018. Total revenue is expected to increase moderately in 2018 as compared to 2017 levels, primarily due to increased revenues earned under collaborative programs during the first half of the year.

Cost of Goods Sold.    Cost of goods sold decreased by $124,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a decrease in product sales volumes. We expect cost of goods sold to remain in line with lower 2018 net product sales volumes relative to 2017, resulting in proportionally lower cost of goods sold.

Research and Development Expenses.     Research and development expenses increased by $2,220,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increased expenses incurred in conducting the ongoing pivotal CardiAMP Heart Failure Trial and in the development of the CardiALLO Cell Therapy System. These expenses include fees paid to consultants and CROs and additional personnel costs. We expect research and development expenses to continue to increase as enrollment accelerates in the CardiAMP Heart Failure Trial, and we further develop the CardiAMP and CardiALLO platforms.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2018 totaled $4,315,000, which was an 8% decrease as compared to $4,708,000 for nine months ended September 30, 2017, due primarily to lower consulting expense,  sales commissions, and personnel costs. We expect selling, general and administrative expenses for 2018 to decrease moderately in the last quarter of 2018 compared to 2017, as we continue to tightly manage our spending and infrastructure without compromising the needed support for the CardiAMP Heart Failure Trial and development of our therapeutic programs.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2018, we had an accumulated deficit of approximately $82.7 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the reverse merger transaction completed on October 24, 2016. As of September 30, 2018, we had cash and cash equivalents of approximately $4.8 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(7,823)	$(6,146)
Investing activities	(51)	(1,906)
Financing activities	5	26
Net decrease in cash and cash equivalents	$(7,869)	$(8,026)

Cash Flows from Operating Activities.    The increase in cash used in operating activities of $1,677,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 related primarily to increased cash outflows to conduct the pivotal CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell therapy programs while tightly controlling the supporting infrastructure to sustain these efforts and support operations as a public company. We expect spending to increase in 2018 as compared to 2017 as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial and further develop the CardiAMP and CardiALLO Cell Therapy Systems, while balancing the needs to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities.     Net cash used in investing activities of $51,000 during the nine months ended September 30, 2018 consisted of the purchases of property and equipment.

Cash Flows from Financing Activities.     Net cash provided by financing activities of $5,000 during the nine months ended September 30, 2018 consisted of the proceeds from the exercise of stock options.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $4.8 million as of September 30, 2018 are sufficient to fund our operations into Q1 2019. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System through and beyond Q1 2019, we will be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our CardiAMP and CardiALLO clinical trials and related development programs;

•	FDA acceptance of our CardiAMP cell therapy for heart failure and chronic myocardial ischemia indications;

•	FDA acceptance of our CardiALLO cell therapy for heart failure and other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

Our condensed consolidated financial statements as of and for the three months ended September 30, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the quarter ended September 30, 2018.

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

Interest Rate Risk

As of September 30, 2018, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index below are incorporated herein by reference.

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

BIOCARDIA, INC. (Registrant)

Date: November 8, 2018	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)