Form 10-K
period 2018-12-31
BioCardia, Inc.
filed 2019-04-02
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity, on June 30, 2018 was approximately $27,400,314. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 22, 2019 was 43,631,684.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	our ability to, or the time periods by which we expect to, obtain regulatory approval for our cell therapy systems;

●	market acceptance of our cell therapy systems;

●	the benefits of our cell therapy systems versus other products;

●	our ability to successfully sell and market our cell therapy systems;

●	competition from existing technologies or products or new technologies and products that may emerge;

●	the implementation of our business model and strategic plans for our business and our cell therapy systems;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our cell therapy systems;

●	estimates of our future revenue, expenses, capital requirements and our need for additional financing;

●	our financial performance;

●	developments relating to our competitors and the healthcare industry; and

●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Description of Business

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. Our lead therapeutic candidate is the investigational CardiAMP Cell Therapy System, which provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia. Chronic myocardial ischemia involves sustained poor blood perfusion to the heart muscle often at the microvascular level. The CardiAMP Cell Therapy System is being developed to provide a comprehensive biotherapeutic solution, incorporating a proprietary molecular diagnostic to characterize the potency of a patient’s own bone marrow cells and determine if they are an optimal candidate for therapy, a proprietary point of care processing platform to prepare cells at the patient’s bedside, an optimized therapeutic formulation that builds on the total experience in the cardiac stem cell field to-date, and a proprietary interventional delivery system that easily navigates a patient’s vasculature to securely deliver cells in a routine cardiac catheterization procedure. Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived allogenic “off the shelf” cell therapy from a donor that meets specified criteria, which has potential to be advanced for many clinical indications including heart failure.

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

Product Pipeline and Development Status

CardiAMP Cell Therapy System

The CardiAMP Cell Therapy System, or CardiAMP, is our lead therapeutic program being advanced for two clinical indications. This investigational cell therapy system is comprised of (i) a cell potency screening test, (ii) a point of care cell processing platform, and (iii) a biotherapeutic delivery system. In the screening process, the physician extracts a small sample of the patient's bone marrow in an outpatient procedure performed under local anesthesia. The clinic sends the sample to a centralized diagnostic lab, which tests for identified biomarkers from which we generate a potency assay score for the patient. During the treatment for patients who are assessed as meeting the indication specific CardiAMP cell potency assay score, a doctor harvests and then prepares the patient's own bone marrow mononuclear cells, or autologous cells, using our point of care cell processing platform, which a cardiologist then delivers into the heart using our proprietary biotherapeutic delivery system. We designed the entire procedure to be performed in approximately 60 to 90 minutes, which we believe is substantially faster than alternative cell-based therapies in development. The patient then leaves the hospital the same or next day.

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

Bone marrow cells delivered in TABMMI demonstrated an excellent safety profile in this heart failure population, with no treatment related toxicities observed. The 20 patients who received CardiAMP cells, demonstrated improvements from baseline to both six-month and 12-month follow-up across a number of parameters important in heart failure, including statistically and clinically significant improvements in left ventricular, or LV, function (ejection fraction). The difference of average ejection fraction was statistically significant over baseline at all follow-up time points of 6 months, 12 months, and 24 months. Average exercise tolerance time showed an increase at all follow-up time points but was only statistically significant at 12 months and 24 months.

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

By way of comparison, previous investigational device exemption (IDE) pivotal clinical trials that led to FDA approval of Cardiac Resynchronization Therapy, in which a pacemaker stimulates both sides of a patient’s heart for the treatment of heart failure, followed the same IDE regulatory pathway and have had similar endpoints to the proposed CardiAMP Heart Failure Trial. Pacemakers that pace both sides of the heart are intended for patients that are NYHA III and IV versus the CardiAMP Heart Failure Trial indication of NYHA II and III. Results from 5 out of 6 randomized pivotal trials for pacemakers that pace both sides of the heart have showed both smaller improvements in functional capacity as measured by the six minute walk test and smaller improvement in quality of life than the CardiAMP Phase II results. Although the benefits with pacemakers that pace both sides of the heart were less than observed in CardiAMP placebo controlled Phase II trial, these results for the permanently implantable pacemaker devices were sufficient to obtain FDA approval.

CardiAMP Cell Phase III Heart Failure Trial

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System. The primary endpoint is a clinical composite of six minute walk distance and major adverse cardiac and cerebrovascular events. Based on the results achieved in the Phase II trial, our Phase III pivotal trial is designed to have more than 95% probability of achieving a positive result with statistical significance. Statistical significance denotes the mathematical likelihood that the results observed are real and not due to chance.

Particularly novel aspects of this trial include a cell potency assay to screen subjects who are most likely to respond favorably to treatment, a point of care treatment method, use of a high target dose of 200 million cells and an efficient transcatheter delivery method that is associated with high cell retention. Success in the primary endpoint of the trial may lead to a new treatment for those suffering from heart failure in the aftermath of a heart attack. The trial design was published in the peer reviewed American Heart Journal in 2018.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated the CardiAMP Heart Failure Trial as a qualifying trial for Medicare national coverage determination that routine costs of care will be covered for Medicare beneficiaries. Private insurance plans covering 50 million insured Americans follow this CMS reimbursement policy and are also anticipated to pay for these costs in the CardiAMP Heart Failure Trial. Covered costs today for both the treatment and control arms of the trial include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure.

The Phase III CardiAMP Heart Failure Trial was initiated in the fourth quarter of 2016, and the first patient treated in Q1 2017. The Data Safety Monitoring Board (DSMB) safety review of the 10 patient roll in cohort treated at three clinical sites was completed successfully in the third quarter of 2017, and the trial is actively enrolling today at 21 clinical sites. Efficacy data from the primary endpoint in the open label roll in cohort were presented at the American Heart Association Scientific Sessions in 2018.

At the primary endpoint of exercise capacity at 12 months, the 10-patient roll-in cohort of the trial showed clinically meaningful improvement, walking an average of 46.4 meters more than baseline, although the improvement was not considered statistically significant (p=0.06). Eight of the 10 patients experienced improvement in their exercise capacity. This improvement is more than triple the average improvement over baseline reported in the CardiAMP-treated arm of the Phase II TAC-HFT-MNC trial, and greater than the average improvement seen in a number of pivotal trials for implantable pacemakers to treat heart failure.

In the secondary efficacy endpoint of quality of life, patients showed a clinically meaningful improvement of 9.8 points relative to baseline, which was not statistically significant (p=0.33) in the small cohort.  Seven of the 10 patients reported better quality of life after CardiAMP treatment. This was a greater improvement over baseline than was seen in the Phase II TAC-HFT-MNC trial of CardiAMP therapy.

The secondary efficacy endpoints of superiority relative to major adverse cardiac events (MACE) and survival were not possible to assess in this roll-in cohort as there is no control arm specific to this cohort. There were no treatment emergent major adverse cardiac events in this group at 30 days, while there was one MACE event due to a hospitalization at nine months. All MACE have not been adjudicated at this time. All patients from this cohort were alive and out of the hospital at 12 months.

Echocardiographic core lab measures of cardiac function in the roll-in cohort at 12 months showed improvement in left ventricular ejection fraction of 4.1 percent (N=10, p=0.181), left ventricular end systolic volume (2.5 ml, p=0.502), neither of which were statistically significant in this small cohort relative to baseline. However, statistically significant improvement in total wall motion score (5.9 points, p=0.014) were observed.

We have enrolled 32 patients in the trial to date and enrollment is anticipated to begin accelerating due to additional compelling data presented from the roll in cohort, the addition of world class centers to the trial, and the completion of competitive clinical programs. We anticipate a first interim readout from the trial in Q3 2019, a second interim readout in Q3 2020, that trial enrollment will be completed in Q3 2020 and that top line data will be available in Q3 2021.

Although clinical trial results show support for safety and efficacy in our Phase I TABMMI trial, Phase II TACHFT-BMC trial, and Phase III CardiAMP Heart Failure trial, the CardiAMP Cell Therapy System still remains investigational, and no claims regarding safety or efficacy can be made until the products are approved by the FDA.

We believe the remaining clinical efficacy risk is modest in light of the Phase I, II, and III data available, and broader literature which supports CardiAMP Cell Therapy System as a therapeutic candidate for heart failure secondary to having had a heart attack. The CardiAMP Cell Therapy System has the potential to significantly benefit patients who have limited options and provide a cost-effective therapy to help reduce the substantial heart failure hospitalization and care costs. Unlike other autologous cell therapies, the CardiAMP Cell Therapy System, is expected to have elegantly straightforward and low cost manufacturing and distribution, significantly enhancing its probability of commercial success.

CardiAMP Chronic Myocardial Ischemia Phase III Pivotal Trial

In 2017, we submitted for approval of an investigational device exemption for the CardiAMP Cell Therapy System in a second related clinical indication of chronic myocardial ischemia based on the strength of our Phase I and II heart failure trial data, and the strength of the clinical data showing support for the efficacy of one component of our cell therapy (the CD34+ cells) in chronic myocardial ischemia. In January 2018, the FDA approved the IDE for the randomized controlled pivotal trial of autologous bone marrow mononuclear cells using the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses the same novel aspects as the CardiAMP Heart Failure Trial. An update to the statistical analysis plan to enable an adaptive trial design is anticipated. Success in the primary endpoint of the trial, which is exercise tolerance, may lead to a new treatment for those suffering from chronic myocardial ischemia and having sustained debilitating heart pain, referred to as refractory angina.

In 2018, CMS approved BioCardia’s request for the designation of the CardiAMP Chronic Myocardial Ischemia Trial as a qualifying trial for Medicare national coverage determination similar to the designation received for the CardiAMP Heart Failure Trial. It is anticipated that this second pivotal trial will build on and benefit from the experience and infrastructure from the CardiAMP Heart Failure Trial. With additional modest funding to support this program, there is potential for this trial to be activated in 2019.

CardiAMP Cell Therapy System - Other Indications

In the future, we may also explore the continued development of CardiAMP for use immediately after a heart attack and for treatment of heart failure with preserved ejection fraction, a form of heart failure wherein the amount of blood pumped from the heart's left ventricle with each beat (ejection fraction) is greater than 50%.

CardiALLO Cell Therapy System

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived “off the shelf” mesenchymal stem cell therapy. CardiALLO cell therapy cells are expanded from Neurokinin-1 receptor positive bone marrow cells. These cells are being advanced to treat heart failure, but have potential for numerous therapeutic applications as these are anticipated to be the cells that respond to the release of Substance P. Substance P (“SP”) is a neuropeptide released from sensory nerves and is associated with the inflammatory processes and pain. The endogenous receptor for SP is the neurokinin-1 receptor (“NK1-receptor” or “NK1R”), which is distributed over cytoplasmic membranes of many cell types (for example neurons, glia, endothelia of capillaries and lymphatics, fibroblasts, stem cells, and white blood cells) in many tissues and organs. SP amplifies or excites most cellular processes. Elevation of serum, plasma, or tissue SP and/or its receptor NK1R has been associated with many diseases: sickle cell crisis, inflammatory bowel disease, major depression and related disorders, fibromyalgia rheumatological, and infections such as HIV/AIDS and respiratory syncytial virus, as well as in cancer. Our CardiALLO NK1R positive derived cells are believed to be an important subset of the cells that we have delivered in our previous preclinical and clinical mesenchymal stem cell studies. We believe this therapy presents the advantages of an "off the shelf" therapy that does not require tissue harvesting or cell processing. We have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies. We are working to obtain FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in the second quarter of 2019.

The subset of patients we are targeting initially for the CardiALLO Heart Failure Trial are those that have been excluded from the CardiAMP Heart Failure Trial due to their lower cell potency assay scores. CardiALLO trial activation would likely enhance enrollment in the CardiAMP Heart Failure Trial. And if the CardiAMP trial is successful, as anticipated, there is the potential for the CardiALLO therapy indication to be designated as an orphan indication.

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

CardiALLO Development

CardiALLO is being advanced with an anticipated improved cell production strategy to be detailed in the Chemistry Manufacturing and Controls (CMC) of the IND in development. We believe the new CMC will reduce the likelihood of immune response to transplanted allogenic cells further, may enhance efficacy, and will enable commercial scale up and global distribution. CardiALLO will require more extensive clinical development than the CardiAMP Cell Therapy System, beginning with a Phase I/II trial that follows previous work, to confirm the results with the modified cell culture and dosage strategy.

We are performing our own CMC development work in BioCardia laboratories to accelerate the effort and secure additional intellectual property, and have taken steps to build the capacity at BioCardia to culture and supply the MSC cells for CardiALLO clinical development. Our development tissue culture laboratory is fully operational and our clinical manufacturing controlled environment room has been built. We expect to demonstrate support for the safety and efficacy of MSCs in our target patient population in a Phase I/II randomized controlled study. We expect the CardiALLO Phase II Heart Failure Trial will enroll patients with control, low dose and high dose groups using the Helix biotherapeutic delivery system and a similar inclusion criterion as the CardiAMP Heart Failure Trial. In the United States, CardiALLO Cell Therapy System is expected to be regulated by the FDA as a biologic product with a dedicated delivery system, our own Helix biotherapeutic delivery system.

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

Cell Processing and Cell Delivery Product Platforms

BioCardia has developed and secured exclusive rights to enabling cell processing and cell delivery products, which are used as part of our CardiAMP and CardiALLO therapies, and which we believe validate our approach and development expertise: (i) the CardiAMP cell processing platform, (ii) the CardiALLO cell processing platform, (iii) the Helix transendocardial biotherapeutic delivery system, and (iv) our Morph vascular access products.

•

CardiAMP cell processing platform - processes bone marrow aspirate at the point of care to concentrate mononuclear cells and prepare the dosage form. We expect the CardiAMP cell processing platform to be approved in the United States for ischemic systolic heart failure and/or chronic myocardial ischemia as part of the CardiAMP Cell Therapy System clinical development. The platform is currently cleared for use in the United States and in European Union for the preparation of a cell concentrate from bone marrow. The platform is approved in Japan with a broad regenerative medicine indication. The platform is under investigational use for the treatment of heart failure and chronic myocardial ischemia under BioCardia investigational device exemptions in the United States.

•

CardiALLO cell processing platform - processes young qualified donor marrow at BioCardia cell manufacturing facility to expand the cell subpopulation that is NK1R positive to produce a cryopreserved “off the shelf” cell dosage that may be shipped to hospitals for therapeutic delivery. This manufacturing facility is believed to be suitable and sufficient for the planned Phase I and Phase II clinical trials for a number of clinical indications including heart failure.

•

Helix biotherapeutic delivery system - delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. This is a leading delivery platform in the field, which has increased safety and performance. We expect Helix to be approved in the United States as part of CardiAMP Cell Therapy System. The system is CE marked for commercial use in Europe and is under investigational use in the United States as part of our CardiAMP Cell Therapy System and CardiALLO Cell Therapy System development programs. We believe the Helix biotherapeutic delivery system is the world's safest and most efficient platform for cardiac therapeutic delivery. It has been used in more than 300 clinical procedures and is designed to be used in any catheterization laboratory in the world without the need for additional capital equipment.

We supply our Helix biotherapeutic delivery system to selected partners developing other cell, gene, and protein therapeutic programs. These programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of cardiac diseases

•

Morph vascular access products – provides enhanced control for Helix in biotherapeutic delivery and for other common interventions. We have secured all necessary approvals in the United States and Europe. Currently there are six Morph product model numbers approved for commercial sale in the United States via a 510(k) clearance and three in Europe under CE mark. The Morph products are valued by physicians performing difficult vascular procedures worldwide and they have been used in more than 12,000 clinical procedures to date. We are working to receive FDA clearance for market release of new Morph product family members, which include the AVANCE bidirectional steerable introducers for use in transsceptal procedures. These transsceptal procedures may include atrial fibrillation ablation, patent foramen ovale and atrial septal defect repair, percutaneous mitral valve repair, and left atrial appendage closure, among others. Our goal is to obtain FDA clearance for market release in the second quarter of 2019.

On April 1, 2019, CE Mark certification for our catheter products expired because of delay in certifying to the new ISO 13485:2016 standard, which defines new requirements in the quality management system required for medical devices. We anticipate being in compliance within calendar year 2019. Until we receive renewal of our EC certificate for CE marking, we will not be able to sell our catheter products in Europe. This is not expected to have a material impact on the Company because we have planned for such delay with our Biotherapeutic partners that use Helix in Europe and Morph sales through European distributors has been modest.

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. We are pursuing the following business strategies:

•	Complete the ongoing 260 patient, 40 center Phase III pivotal IDE trial of CardiAMP Cell Therapy System for patients with ischemic systolic heart failure.

•	Complete the FDA approved, CMS reimbursed, 343 patient, 40 center Phase III pivotal IDE trial of CardiAMP Cell Therapy System for patients with chronic myocardial ischemia.

•	Obtain FDA approval and commercialize CardiAMP Cell Therapy System using a highly-targeted cardiology sales force in the United States.

•

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

•

Continue to develop and partner our Helix biotherapeutic delivery system for use with other biotherapeutics. We plan to continue to make our Helix biotherapeutic delivery system available for use by qualified partners seeking to advance their own biotherapeutic candidates for similar indications.

•

Continue to develop and commercialize Morph catheter products. We plan to continue to enhance the performance of our Morph catheter products to benefit the CardiAMP and CardiALLO Cell Therapy Systems, to enhance Helix partnering, and to grow revenues.

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek to obtain and maintain patents for any patentable aspects of our therapeutic candidates or products, including our anticipated companion diagnostic, their methods of use and any other inventions that are important to the development of our business. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the fields targeted by our therapeutic candidates.

We have a large patent portfolio of issued and pending claims covering the CardiAMP Cell Therapy System, the CardiALLO Cell Therapy System, the Helix biotherapeutic delivery system product and the Morph vascular access catheter products. As of December 31, 2018, we had developed or secured rights to over 75 issued or pending U.S. patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC. We have also pursued international protection for some of these U.S. patents where appropriate. Our issued U.S. patents expire between 2019 and 2032, without taking into consideration patent term extension. Among these are five issued material US patents related to the CardiAMP Cell Therapy System and the CardiALLO Cell Therapy System, which expire between 2027 and 2029 without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

Our most recently issued United States Patents are listed below,

US Patent No.	Patent Title	Expiration on or after
10,071,226	Radial and trans-endocardial delivery catheter	2034
10,035,982	Method of preparing autologous cells and methods of use for therapy	2029
9,945,854	Methods of measuring therapeutic potency potential and defining dosages for autologous cell therapy	2034
9,752,123	Method of Preparing Autologous Cells and Methods of Use for Therapy	2029
9,517,199	Treatment for chronic myocardial infarct	2027
9,504,642	Treatment for chronic myocardial infarct	2027
9,301,975	Method of preparing autologous cells and method of use for therapy	2029
8,496,926	Treatment for chronic myocardial infarction	2027

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

Trademarks

We have registered our name, logo and the trademarks "BioCardia," "CardiAMP," "CardiALLO," and "Morph" in the United States. We have registered the trademarks "CardiAMP" and "CardiALLO" for use in connection with a biological product, namely, a cell-based therapy product composed of bone marrow derived cells for medical use. We also have rights to use the "Helix" trademark in the United States. We have registered Morph for use in connection with steerable vascular access technology. We intend to pursue additional registrations in markets outside the United States where we plan to sell our therapies and products.

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

Under the Hatch-Waxman Act, the term of a patent that covers an FDA-approved drug, biological product may also be eligible for PTE. PTE permits restoration of a portion of the patent term of a U.S. patent as compensation for the patent term lost during product development and the FDA regulatory review process if approval of the application for the product is the first permitted commercial marketing of a drug or biological product containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. The Hatch-Waxman Act permits a PTE for only one patent applicable to an approved drug, and the maximum period of restoration is five years beyond the expiration of the patent. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and a patent can only be extended once, and thus, even if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions may be available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for PTEs for patents covering our therapeutic candidates and products and their methods of use. For additional information on PTE, see "Government Regulation."

Proprietary Rights and Processes

We may rely, in some circumstances, on proprietary technology and processes (including trade secrets) to protect our technology. However, these can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our proprietary technology and processes may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors, contractors, or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see "Risk Factors-Risks Related to our Intellectual Property."

Recent Developments

In the fourth quarter of 2018, we entered into an agreement with CellProThera to expand the current collaboration to the SingXpand Clinical Trial in Singapore. The study will evaluate the safety and efficacy of in vitro expanded peripheral blood CD34+ stem cells output by the StemXpand® Automated Process and delivered via BioCardia’s Helix™ Biotherapeutic Delivery System for the treatment of patients soon after a heart attack. Under the terms of the agreement, CellProThera will fund completion of all regulatory and clinical activities undertaken by both firms for the clinical investigation. If the study results in regulatory approval of the product, CellProThera will have exclusive commercial rights in Singapore to the Helix Biotherapeutic Delivery System for the delivery of culture expanded CD34+ cells to treat patients who have suffered a recent heart attack. BioCardia will receive double-digit royalty payments on future sales of the combination product.

On December 24, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with entities affiliated with its existing investors (the “Investors”), relating to an offering and sale (the “Offering”) of an aggregate of 5,333,332 shares of the Company’s common stock at a purchase price of $0.75 per share, and warrants to purchase up to one-half of the number of shares of common stock sold to an Investor, up to an aggregate for all Investors of 2,666,666 shares of Common Stock (the “Warrant Shares”) at an exercise price of $0.75 per share, for aggregate proceeds of $3.8 million, net of $200,000 expenses. The warrants will expire on December 24, 2023. The warrants contain customary adjustments and are exercisable immediately for cash and after six months will also be exercisable on a cashless basis if there is no effective registration statement registering the resale of the Warrant Shares. The Investors do not have registration rights in connection with any securities purchased in the Offering. The closing of the Offering took place on December 24, 2018.

Manufacturing

The CardiAMP cell processing platform is manufactured for us by our partner Zimmer Biomet. We currently produce CardiALLO cells for preclinical development in our preclinical development tissue culture facility and anticipate manufacturing for clinical development in a newly installed clinical cell manufacturing facility, both in San Carlos, California. We currently manufacture our Helix biotherapeutic delivery system and Morph vascular access products in our San Carlos, California device manufacturing facility using components we source from third party suppliers.

Sales and Marketing

Our sales and marketing strategy is to market the CardiAMP and CardiALLO cell therapy systems, if approved by the FDA, for heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists. These physicians are typically affiliated with leading hospitals and medical centers and we believe that they tend to have well-established referral networks of interventional cardiologists and cardiac catheterization laboratories. We believe they represent a concentrated customer base suitable to a specialist care sales model. We believe that the CardiAMP and CardiALLO cell therapy systems will be adopted first by leading cardiologists at high-volume U.S. hospitals and medical centers, and progressively by a broader segment of the market. Cardiologists and interventional cardiologists have a history of early adoption of innovative products and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet medical needs of heart failure patients.

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

Some of the companies that have historically been developing cell-based and gene-based therapies for cardiac indications include Abbott Laboratories, Athersys, Astra Zeneca/Moderna, Baxter/Baxalta, Blue Rock Therapeutics, Caladrius Biosciences, Celixr, Cesca Therapeutics, CapriCor Therapeutics, Celyad, CellProthera, Cytori Therapeutics, Juventas Therapeutics, Mesoblast, Osiris Therapeutics, Tenaya Therapeutics, Vericel Corp, Vestion, and Uniqure, some of which are in the clinical stages of development with their product candidates. There are also academic programs at University of Wisconsin, Stanford University, University of Milan and University of Washington that are also developing cell-based and gene-based therapies for cardiac indications.

However, these competitors may require delivery platforms for their own therapeutic programs. Because the clinical need is so large and our biotherapeutic delivery products have potential to enable multiple biotherapeutics, we view these companies also as potential collaborators and partners. To date, we have entered into agreements to provide our biotherapeutic delivery system to fourteen of these entities for various pre-clinical and clinical studies. Two are active in the clinic today. None of these relationships are believed to be material to our business at this time.

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

•	preparation of and submission to the FDA of a BLA for marketing approval, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

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

The testing and approval process require substantial time, effort and financial resources, and we cannot be certain that any approvals for our therapeutic candidates or product candidates will be granted on a timely basis, if at all. Before testing any biological product candidate, including a cell-based therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

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

The FDA has agreed to certain review goals under PDUFA and aims to complete its review of 90% of standard BLAs within ten months from filing and 90% of priority BLAs within six months from filing. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests, or the BLA sponsor otherwise provides, additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in-patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the cell-based therapy. After a PMA application is deemed complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

A clinical trial is almost always required to support a PMA application. We expect that the CardiAMP Cell Therapy System will require a single pivotal trial for PMA approval in the CardiAMP Heart Failure and CardiAMP Chronic Myocardial Ischemia trials. However, there is no guarantee that the FDA will grant us regulatory clearance or approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial. Two well-controlled pivotal studies could be necessary to provide the FDA assurance of safety or effectiveness. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an IDE application, which the FDA reviews. Some types of trials deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by FDA regulations, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory trial results, showing that it is safe to evaluate the device in humans and that the trial protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the trial. During a trial, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion or commercialization of investigational devices or making safety or efficacy claims for them, among other things. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements, among other things. The FDA’s grant of permission to proceed with clinical trials does not constitute a binding commitment that the FDA will consider the trial design adequate to support marketing clearance or approval. In addition, there can be no assurance that the data generated during a clinical trial will meet the chosen study endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in Europe, the clinical trial must be approved by the local ethics committee and in some cases, including trials of high-risk devices, by the Ministry of Health in the applicable country.

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

There have been judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act, and with recent legislative activity we expect there could be additional challenges, amendments and attempts to repeal the Affordable Care Act. New state and federal healthcare reform measures could limit the amounts that federal and state governments will pay for our product candidates if we obtain regulatory approval for them and could have other impacts on consequences which cannot be reasonably predicted at this time.

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

Employees

As of December 31, 2018, we had 27 full-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

We operate in only one business segment, which is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. Our principal executive offices are located at 125 Shoreway Road, Suite B, San Carlos, CA 94070. Our telephone number is (650) 226-0120.

Our website address is www.biocardia.com. Information contained in our website is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report.

Our website is www.biocardia.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not consider information on our website to be part of this report unless specifically incorporated herein by reference. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission, or SEC. The SEC also maintains a website that contains these reports and our other electronic SEC filings.

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

Risks Relating to Our Business

We will require additional financing in 2019 in order to continue the trial and to continue operations at the current level.

Our current cash resources are not sufficient to fund operations at the expected level of activity beyond the second quarter of 2019. We will need additional capital to continue operations at the current level and to continue the Phase III trial. While we plan to raise additional capital to fund operations, including the trials, there can be no assurances as to the availability of capital or the terms on which capital will be available.

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2018 was $14.0 million and our accumulated deficit totaled $86.4 million as of December 31, 2018. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. As noted below, we will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

Our success depends in large part on our ability to obtain approval for, and successfully commercialize, the CardiAMP Cell Therapy System.

The long-term viability of our company is largely dependent on the successful development and commercialization of the CardiAMP Cell Therapy System. We are currently enrolling patients in a Phase III pivotal trial that will be used to support regulatory approval, and we do not have significant long-term data on the CardiAMP Cell Therapy System’s safety and efficacy in either heart failure or chronic myocardial ischemia. While we expect to successfully complete our ongoing Phase III pivotal trial of the CardiAMP Cell Therapy System in heart failure, there can be no guarantee that the study will be completed, that the primary endpoints will be achieved, or that we will receive regulatory approval for the sale and marketing in the United States. A number of companies in similar fields have suffered significant setbacks during clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending heavily on sales of the CardiAMP Cell Therapy System to achieve our revenue goals, failure to successfully complete the study and receive U.S. Food and Drug Administration, or FDA, approval, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain regulatory approval, our ability to successfully market this product will be limited due to a number of factors, including regulatory restrictions in our labeling or requirements to obtain additional post-approval data, if any. In addition, there can be no guarantee that the CardiAMP Cell Therapy System will be accepted by the medical community as a valid alternative to currently available products. If we cannot sell the CardiAMP Cell Therapy System as planned, our financial results will be harmed.

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

We cannot guarantee that any preclinical testing or clinical trials will be conducted as planned or completed on schedule, if at all. As a result, we may not achieve the expected clinical milestones outlined in this Annual Report on Form 10-K. A failure can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

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

As we mature and expand our research and development and other pre-commercialization activities, we expect to expand our existing full-time employee base and to hire more consultants and contractors. In addition, we currently plan to commercialize the CardiAMP Cell Therapy System, if approved, using an internal sales force to selected cardiologists, interventional cardiologists and third-party payors in the United States. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Astra Zeneca/Moderna, Blue Rock Therapeutics, Caladrius Biosciences, Celixr, Cesca Therapeutics, Celyad, Mesoblast, Tenaya Therapeutics, Vericel Corp, and Uniqure, among others. Many of our competitors, potentially including the aforementioned, have significantly greater development, financial, manufacturing, marketing, technical and human resources than we do. Large pharmaceutical and medical device companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical and medical device products. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Established companies may also invest heavily to accelerate discovery and development of novel products that could make our therapeutic candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing our therapeutic candidates or competitors to our therapeutic candidates before we do. Specialized, smaller or early-stage companies may also prove to be significant competitors, particularly those with a focus and expertise in the stem cell industry and/or those with collaboration arrangements and other third-party payors. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and results of operations will suffer.

Even if we obtain regulatory approval for a product candidate, including our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates, these products or therapies, along with our other regulated products, will be subject to ongoing regulatory scrutiny.

Even if we obtain regulatory approval or clearance in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our therapeutic candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, once a product receives regulatory approval or clearance for sale, we are obligated to monitor and report adverse events and any failure of a product to meet the specifications in the applicable regulatory approval or clearance. We must also submit new or supplemental applications and obtain FDA approval or clearance for certain changes to the approved or cleared product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our therapeutic candidates or products or limit the scope of any approved indication or market acceptance.

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

Our manufacturing processes and those of our third-party suppliers are required to comply with the FDA’s QSRs, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays and cause our revenues to decline.

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

The regulatory approval process is expensive, and the time and resources required to obtain approval from the FDA or other regulatory authorities in other jurisdictions to sell any therapeutic candidate or product is uncertain and approval may take years. Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the discretion of the regulatory authorities. For example, governing legislation, approval policies, regulations, regulatory policies, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. It is possible that none of our existing or future therapeutic candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval.

Further, regulatory requirements governing cell-based therapy products in particular have changed frequently and may continue to change in the future. For example, in November 2014, Japan’s parliament enacted new legislation to promote the safe and accelerated development of treatments using stem cells. The new Pharmaceuticals, Medical Devices and Other Therapeutic Products Act, or PMD Act, establishes a framework for expedited approval in Japan for regenerative medical products. As this is a new regulation, it is not clear yet what impact it will have on the operation of our business. Any regulatory review committees and advisory groups and any contemplated new guidelines may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our therapeutic candidates or products or lead to significant post-approval limitations or restrictions. As we advance our therapeutic candidates or products, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our therapeutic candidates or products. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a therapeutic candidate or product to market could decrease our ability to generate sufficient revenue to maintain our business.

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

•

our third-party manufacturers of supplies needed for manufacturing therapeutic candidates may fail to satisfy FDA or other regulatory requirements and may not pass inspections that may be required by FDA or other regulatory authorities;

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

We may face competition for the CardiALLO Cell Therapy System from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar to, or “interchangeable” with an FDA-approved innovator (original) biological product. This new pathway could allow competitors to reference data from innovator biological products already approved after 12 years from the time of approval. In Europe, a competitor may reference data from biological products already approved but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with CardiALLO, if approved. Additionally, the FDA may approve our competitors’ products through a PMA pathway, similar to CardiAMP. If competitors are able to obtain marketing approval for biosimilars referencing CardiALLO, if approved, it may become subject to competition from such biosimilars with the attendant competitive pressure and consequences.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. Healthcare fraud and abuse regulations are complex and can be subject to varying interpretations as to whether or not a statute has been violated. The laws that may affect our ability to operate include:

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

Currently there are six Morph product family model numbers have been approved for commercial use in the United States via a 510(k) clearance and three in Europe under CE Mark. A modification to these products could lead to a reclassification and could result in further requirements (including additional clinical trials) to maintain each respective clearance or approval. If we fail to comply with such further requirements, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

The financial performance of our enabling and delivery products may be adversely affected by medical device tax provisions in the healthcare reform laws in the United States.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning with tax year 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which includes a two-year moratorium on the medical device excise tax. It amended section 4191 of the Internal Revenue Code to exempt medical device sales during the period of January 1, 2016 to December 31, 2017. On January 22, 2018, President Trump signed legislation that suspended the medical device excise tax through December 31, 2019. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2020. The financial impact this tax may have on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.

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

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of CardiAMP or CardiALLO Cell Therapy Systems in the United States, we may be forced to delay the potential commercialization of these therapies or reduce the scope of our sales and marketing activities for CardiAMP or CardiALLO Cell Therapy Systems. To fund commercialization activities, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring CardiAMP or CardiALLO Cell Therapy Systems to market or generate product revenue.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. President Donald Trump has made statements that suggest he plans to seek repeal of all or portions of the Affordable Care Act, and has stated that he will ask Congress to replace the current legislation with new legislation. There is uncertainty with respect to the impact President Trump’s Administration may have, if any, and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2015 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, on our financial operations.

In 2017, the European Union released new regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics that will go into effect over a three-year period from 2020 to 2022. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Marketing authorization timelines will become more protracted and the costs of operating in Europe will increase. A significantly more costly path to regulatory compliance is anticipated. Adjusting to the new Medical Device Regulation may prove to be costly and disruptive to our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing therapeutic candidates or products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and/or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of litigation proceedings more effectively than we can because of their greater financial resources and personnel. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to conduct our clinical trials, continue our internal research programs, in-license needed technology or enter into strategic collaborations that would help us bring our therapeutic candidates to market. As a result, uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Patent reform legislation and recent court decisions could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has and continues to develop and implement regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act. The full effect of these changes is currently unclear as the USPTO has not yet adopted all pertinent final rules and regulations, the courts have yet to address these provisions and the applicability of the Leahy-Smith Act and new regulations on specific patents, including our patents discussed herein, have not been determined and would need to be reviewed. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. As a result, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could have a material adverse effect on our business and financial condition.

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

There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights, or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us or any third-party proprietary technologies we have licensed. Any such claims could also be expensive and time consuming to defend and divert management’s attention and resources and could delay or prevent us from commercializing our therapeutic candidates or products. Our competitive position could suffer as a result. Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our therapeutic candidates or products, we have not conducted a freedom-to-operate search or analysis for our therapeutic candidates or products, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our therapeutic candidates or products. Thus, we cannot guarantee that our therapeutic candidates or products, or our commercialization thereof, do not and will not infringe any third party’s intellectual property.

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

Our Common Stock is quoted on the OTC Markets Group Inc.'s over-the-counter inter-dealer quotation system, known as OTC Markets, and there is not any significant trading activity in our Common Stock or market for shares of our Common Stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our Common Stock must bear the economic risk of holding those shares for an indefinite period of time. Before this filing, we do not, and may not in the future, meet the initial listing standards of any national securities exchange, and our Common Stock may be quoted on the OTC Market's or another over-the-counter quotation system for the foreseeable future. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our Common Stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our Common Stock as consideration.

The market price and trading volume of our Common Stock may be volatile and may be affected by economic conditions beyond our control.

The market price of our Common Stock is likely to be volatile. Some specific factors that could negatively affect the price of our Common Stock or result in fluctuations in its price and trading volume include:

•	results of clinical trials of our therapeutic candidates;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;

•	actual or anticipated fluctuations in our quarterly operating results or those of our competitors;

•	publication of research reports by securities analysts about us or our competitors in the industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	issuances by us of debt or equity securities;

•	litigation involving our company, including stockholder litigation; investigations or audits by regulators into the operations of our company; or proceedings initiated by our competitors or clients;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry; fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	trading volume of our Common Stock;

•	sales or perceived potential sales of our Common Stock by us, our directors, senior management or our stockholders in the future;

•	short selling or other market manipulation activities;

•	announcement or expectation of additional financing efforts;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	changes in market conditions for biopharmaceutical stocks; and

•	conditions in the U.S. financial markets or changes in general economic conditions.

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

As of December 31, 2018, our executive officers, directors, 5% stockholders and their affiliates beneficially own approximately 54.6% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may believe are in your best interest as one of our stockholders.

Our financial controls and procedures may not be sufficient to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

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

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgements and simple errors, omissions or mistakes;

•	fraudulent actions of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

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

We are subject to income and other taxes in the U.S. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations. Changes with respect to the transition to a territorial tax system are generally expected to have little impact given our lack of foreign operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 125 Shoreway Road, Suite B, San Carlos, CA 94070 in a facility we lease encompassing 13,718 square feet of office, lab, and manufacturing space. The lease for this facility expires in 2021. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management does not believe that the Company is party to any currently pending legal proceedings as of December 31, 2018. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB tier of OTC Markets Group, Inc. under the symbol “BCDA.” The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2018 and 2017, as quoted on OTC Markets. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Fiscal Year 2018	High	Low
First Quarter	$3.15	$1.70
Second Quarter	$1.97	$1.28
Third Quarter	$3.58	$1.12
Fourth Quarter	$2.85	$0.90

Fiscal Year 2017	High	Low
First Quarter	$14.88	$4.08
Second Quarter	$8.40	$3.96
Third Quarter	$8.40	$4.56
Fourth Quarter	$6.24	$2.22

On November 2, 2017, we executed a one-for-twelve reverse stock split of our common stock. All per share amounts included in the above table are presented as if the one-for-twelve reverse stock split had been effective at the beginning of the earliest period presented.

As of December 31, 2018 there were approximately 310 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Sales of Unregistered Securities

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

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

We initiated our U.S. Food and Drug Administration, or FDA, accepted Phase III pivotal trial for CardiAMP Cell Therapy in ischemic systolic heart failure, in December 2016. The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The trial’s primary endpoint is a clinical composite of six-minute walk distance and major adverse cardiac and cerebrovascular events. In September 2017, the independent Data Safety Monitoring Board (DSMB) completed the pre-specified interim analysis of safety outcomes for the first 10 patients treated in the Phase III trial of its investigational CardiAMP cell therapy product. The DSMB indicated there were no significant safety concerns with the CardiAMP study results and recommended that the trial continue, as planned. Currently 21 world class medical centers are actively enrolling in the study. We anticipate that trial enrollment will be completed in Q3 2020.

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

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived “off the shelf” mesenchymal cell therapy. We are actively working to secure FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure. To date we have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies and have received written input from the FDA on the protocol design and the chemistry manufacturing and controls. Our goal is to receive FDA acceptance of the IND in the second quarter of 2019.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $14.0 million, $12.3 million and $10.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $86.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, we have determined that there is substantial doubt about the Company's ability to continue as a going concern, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations.

Financial Overview

Revenue

We currently have a portfolio of enabling and delivery products, from which we have generated modest revenue. These revenues include commercial sales of our Morph vascular access system in the US and EU and revenue from partnering agreements with corporate and academic institutions. Under these partnering agreements, we provide our Helix biotherapeutic delivery system and customer training and support for use in preclinical and clinical studies.

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

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash, cash equivalents and investments, interest charges we incurred in periods when we have convertible debt outstanding, and changes in the fair value of our warrant and convertible shareholder note derivative liabilities in periods when we have warrants or convertible debt outstanding. Subsequent to the Merger, we have no interest charges related to the convertible debt and changes in the fair value of our warrant and convertible shareholder note derivative liabilities as such instruments were converted, cancelled or exchanged as part of the Merger.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2018, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

Share-Based Compensation

We measure and recognize share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. We use the Black-Scholes-Merton option-pricing model, or BSM, to calculate the fair value of stock options, which includes subjective assumptions such as the risk free interest rate, the expected volatility in the value of the Company's common stock, and the expected term of the option. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Share-based compensation expense recognized in the statements of operations is based on awards at the time of grant and is reduced for actual forfeitures at the time that the forfeitures occur. Compensation cost for employee share-based awards will be recognized over the vesting period of the applicable award on a straight-line basis.

For options granted to nonemployees, we revalue the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the statements of operations over the period the related services are rendered.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Revenue:
Net product revenue	$282	$389
Collaboration agreement revenue	343	90
Total revenue	625	479
Costs and expenses:
Cost of goods sold	517	690
Research and development	8,453	5,799
Selling, general and administrative	5,757	6,395
Total costs and expenses	14,727	12,884
Operating loss	(14,102)	(12,405)
Other income (expense):
Interest income	118	95
Other income (expense)	(3)	2
Total other income, net	115	97
Net loss	$(13,987)	$(12,308)

Revenue.    Revenue increased by approximately $146,000 in 2018 compared to 2017 primarily due to an increase in collaboration agreement revenues, which offset decreases in net product revenues. We expect collaboration agreement revenues to continue to increase modestly. Net product revenue will be subject to customer demand for our new Morph product family members, for which we are seeking FDA clearance for market release in the second quarter of 2019.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $173,000 in 2018 compared to 2017, primarily due to the decrease in net product revenue. We expect cost of goods sold to decrease in 2019 as manufacturing resources are focused on supporting clinical partners, development activities and the ongoing pivotal CardiAMP Heart Failure Trial.

Research and Development Expenses.     Research and development expenses increased by approximately $2.7 million in 2018 compared to 2017 primarily due to expenses incurred in the execution of the pivotal CardiAMP Heart Failure Trial, development of the CardiALLO Cell Therapy System and our other therapeutic programs, including fees paid to consultants and contract research organizations (CRO), additional personnel costs and increased stock compensation expense. We expect research and development expenses to increase as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial and further develop the CardiAMP and CardiALLO cell processing and delivery platforms.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by approximately $0.6 million in 2018 compared to 2017, primarily due to lower costs for consulting expense and personnel costs and other corporate expenses. We expect selling, general and administrative expenses for 2019 to remain relatively consistent with 2018.

Interest Income.   Interest income for the year ended December 31, 2018 consisted primarily of interest income earned on cash equivalents and short-term investments.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2018, we had an accumulated deficit of approximately $86.4 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the Merger. As of December 31, 2018, we had cash and cash equivalents of approximately $5.4 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(11,069)	(8,671)
Investing activities	(66)	(136)
Financing activities	3,804	144
Net decrease in cash and cash equivalents	$(7,331)	$(8,663)

Cash Flows from Operating Activities.   The increase in overall spending for operating activities of $2.4 million in 2018 compared to 2017 related primarily to increased cash outflows to conduct the pivotal CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO programs and to build the supporting infrastructure to sustain these efforts and support operations as a public company. We expect spending to increase as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell processing and delivery platforms and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities.   Net cash used in investing activities of $66,000 during the year ended December 31, 2018 consists of the purchases of property and equipment, primarily lab equipment and related infrastructure.

Cash Flows from Financing Activities.    Net cash provided by financing activities of $3.8 million during the year ended December 31, 2018 consists of the proceeds from the sale of common stock and related warrants.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $5.4 million as of December 31, 2018 are not sufficient to fund our operations beyond the second quarter of 2019. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, through and beyond the second quarter of 2019, we will be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

•	the general and administrative expenses related to be a public company;

•	our need and ability to hire additional management and scientific, medical and sales personnel;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

Our consolidated financial statements as of December 31, 2018 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California

April 1, 2019

BIOCARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$5,358	$12,689
Accounts receivable, net of allowance for doubtful accounts of $9 and $6 at December 31, 2018 and 2017, respectively	274	95
Inventory	141	191
Prepaid expenses	445	340
Total current assets	6,218	13,315
Property and equipment, net	145	169
Other assets	54	54
Total assets	$6,417	$13,538
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,020	$902
Accrued expenses and other current liabilities	1,528	1,263
Deferred revenue	—	167
Total current liabilities	2,548	2,332
Deferred rent	77	81
Total liabilities	2,625	2,413
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2018 and 2017; 43,611,240 and 38,218,660 shares issued and outstanding as of December 31, 2018 and 2017, respectively	43	38
Additional paid-in capital	90,110	83,537
Accumulated deficit	(86,361)	(72,450)
Total stockholders’ equity	3,792	11,125
Total liabilities and stockholders’ equity	$6,417	$13,538

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years ended December 31,
	2018	2017	2016
Revenue:
Net product revenue	$282	$389	$517
Collaboration agreement revenue	343	90	59
Total revenue	625	479	576
Costs and expenses:
Cost of goods sold	517	690	746
Research and development	8,453	5,799	3,330
Selling, general and administrative	5,757	6,395	4,108
Total costs and expenses	14,727	12,884	8,184
Operating loss	(14,102)	(12,405)	(7,608)
Other income (expense):
Interest income	118	95	—
Interest expense	—	—	(1,736)
Change in fair value of convertible preferred stock warrant liability	—	—	250
Change in fair value of maturity date preferred stock warrant liability	—	—	10
Change in fair value of convertible shareholder notes derivative liability	—	—	(1,224)
Other expense	(3)	2	(2)
Other income (expense), net	115	97	(2,702)
Net loss	$(13,987)	$(12,308)	$(10,310)

Net loss per share, basic and diluted	$(0.36)	$(0.32)	$(1.23)

Weighted-average shares used in computing net loss per share, basic and diluted	38,377,606	38,160,543	8,368,284

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional	Accumulated
	Shares	Cost	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2015	110,500,514	46,030	1,578,962	2	358	(49,832)	(3,442)
Exchange of convertible preferred stock warrants to common stock	—	—	10,807	—	25	—	25
Reclassification of convertible shareholder notes derivative liability	—	—	—	—	2,268	—	2,268
Conversion of convertible notes into common stock	—	—	8,091,103	8	12,148	—	12,156
Conversion of preferred stock into common stock	(110,500,514)	(46,030)	9,208,376	9	46,021	—	—
Issuance of common stock upon reverse merger	—	—	19,228,595	19	18,902	—	18,921
Exercise of stock options	—	—	13,460	—	22	—	22
Share-based compensation	—	—	—	—	942	—	942
Net loss	—	—	—	—	—	(10,310)	(10,310)
Balance at December 31, 2016	—	$—	38,131,303	$38	$80,686	$(60,142)	$20,582
Exercise of stock options	—	—	87,357	—	144	—	144
Share-based compensation	—	—	—	—	2,707	—	2,707
Net loss	—	—	—	—	—	(12,308)	(12,308)
Balance at December 31, 2017	—	$—	38,218,660	$38	$83,537	$(72,450)	$11,125
Adjustments to opening balance for change in accounting principle	—	—	—	—	—	76	76
Sale of common stock and warrants, net of issuance costs of $200	—	—	5,333,332	5	3,795	—	3,800
Restricted stock units vested and issued			57,108	0	—	—	0
Exercise of stock options	—	—	2,140	0	4	—	4
Share-based compensation	—	—	—	—	2,774	—	2,774
Net loss	—	—	—	—	—	(13,987)	(13,987)
Balance at December 31, 2018	—	$—	43,611,240	$43	$90,110	$(86,361)	$3,792

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(13,987)	$(12,308)	$(10,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	—	—	597
Depreciation and amortization	88	78	39
Change in fair value of convertible preferred stock warrant liability	—	—	(250)
Change in fair value of maturity date preferred stock warrant liability	—	—	(10)
Change in fair value of convertible shareholder notes derivative liability	—	—	1,224
Share-based compensation	2,774	2,707	942
Non-cash interest expense on convertible shareholder notes	—	—	1,736
Changes in operating assets and liabilities:
Accounts receivable	(179)	(21)	33
Inventory	49	(56)	27
Prepaid expenses and other current assets	(104)	16	(110)
Other assets	—	—	(11)
Accounts payable	119	377	(17)
Accrued liabilities excluding accrued interest on convertible note	240	415	530
Deferred revenue	(65)	96	32
Deferred rent	(4)	25	26
Net cash used in operating activities	(11,069)	(8,671)	(5,522)
Investing activities:
Purchase of property and equipment	(66)	(136)	—
Cash acquired in reverse merger	—	—	19,017
Payment of transaction costs of reverse merger	—	—	(96)
Purchase of short-term investments	—	(1,800)	—
Maturity of short-term investments	—	1,800	—
Net cash (used) provided by investing activities	(66)	(136)	18,921
Financing activities:
Proceeds from sales of common stock and warrants, net of issuance costs of $200	3,800	—	—
Proceeds from issuance of convertible notes and warrants	—	—	4,374
Proceeds from the exercise of common stock options	4	144	22
Net cash provided by financing activities	3,804	144	4,396
Net (decrease) increase in cash and cash equivalents	(7,331)	(8,663)	17,795
Cash and cash equivalents at beginning of period	12,689	21,352	3,557
Cash and cash equivalents at end of period	$5,358	$12,689	$21,352

Supplemental disclosure for noncash investing and financing activities:
Exchange of convertible preferred stock warrants for common stock	$—	$—	$25
Conversion of convertible shareholder notes and related interest payable	$—	$—	$12,156
Reclassification of convertible shareholder notes derivative liability	$—	$—	$2,268
Conversion of preferred stock	$—	$—	$46,030

See accompanying notes to consolidated financial statements.

(1)	Summary of Business

(a)	Description of Business

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

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $86.4 million as of December 31, 2018. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as the pivotal CardiAMP Heart Failure trial is advanced and development of the CardiAMP and CardiALLO Cell Therapy Systems continue. Therefore, absent additional funding, management believes cash and cash equivalents of $5.4 million as of December 31, 2018 are not sufficient to fund the Company beyond the second quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates through and beyond the second quarter of 2019, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring.  If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

The Company classifies all highly liquid investments with an original maturity date of 90 days or less at the date of purchase as cash equivalents. The Company maintains its cash and cash equivalents with reputable financial institutions.

(e)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2018, the Company’s cash was held by one financial institution and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The estimate is based on the Company’s historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $9,000 and $6,000 as of December 31, 2018 and 2017, respectively.

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

(h)	Property and Equipment, Net

Property and equipment, net, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, as described in the table below. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the accompanying consolidated statements of operations.

Asset	Estimated useful lives (in years)
Computer equipment and software	3
Laboratory and manufacturing equipment	3
Furniture and fixtures	3
Leasehold improvements	5 years or lease term, if shorter

(i)	Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2018, there have been no such impairment losses.

(j)	Clinical Trial Accruals

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

(k)	Derivatives

The Company accounts for its derivative instruments as either assets or liabilities on the consolidated balance sheet and measures them at fair value. Derivatives are adjusted to fair value through other (expense) income, net in the consolidated statements of operations.

(l)	Deferred Rent

The Company’s lease for its facility provides for fixed increases in minimum annual rental payments. The total amount of rental payments due over the lease term is charged to rent expense ratably over the life of the lease. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis.

(m)	Revenue Recognition

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Amounts received from customers in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets.

(n)	Shipping Costs

Costs incurred for the shipping of products to customers totaled approximately $6,000, $5,000 and $7,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

(o)	Product Warranties

The Company provides a standard warranty of serviceability on all its products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2018 and 2017.

(p)	Research and Development

The Company’s research and development costs are expensed as incurred. Research and development expense include the costs of basic research activities as well as other research, engineering, and technical effort required to develop new products or services or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses and support costs for collaborative partnering programs wherein the Company provides biotherapeutic delivery systems and customer training and support for their use in clinical trials and studies. The Company’s research and development costs consist primarily of:

•	Salaries, benefits and other personnel-related expenses, including share-based compensation

•	Fees paid for services provided by clinical research organizations, research institutions, consultants and other outside service providers

•	Costs to acquire and manufacture materials used in research and development activities and clinical trials

•	Laboratory consumables and supplies

•	Facility-related expenses allocated to research and development activities

•	Fees to collaborators to license technology

•	Depreciation expense for equipment used for research and development and clinical purposes.

(q)	Share-Based Compensation

The Company measures and recognizes share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. The Company uses the Black-Scholes option pricing model to calculate fair value. Share-based compensation expense recognized in the consolidated statements of operations is based on the period the services are performed. The Company accounts for forfeitures as they occur. The compensation cost for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period.

For options granted to nonemployees, the Company revalues the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered.

The Black-Scholes option pricing model (BSM) requires the input of subjective assumptions, including the risk-free interest rate, the expected volatility in the value of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Risk-free Interest Rate

The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments appropriate for the expected term of the stock option grants.

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

(r)	Income Taxes

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

(s)	Fair Value of Financial Instruments

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

The Company’s financial assets and liabilities consist principally of cash and cash equivalents, accounts receivable, and accounts payable. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts.

(t)	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of restricted stock units, warrants to purchase common stock and options outstanding under our stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding since the effects of potentially dilutive securities are antidilutive due to our net loss position.

(u)	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients.  The Company adopted this new standard on January 1, 2018 using the cumulative-effect method. The impact of adoption was immaterial to the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2016-01 on January 1, 2018, and the adoption did not have a material impact on its financial statements.

(v)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02—Leases, (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. We will elect this transition method and package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. We will adopt the ASU on January 1, 2019 using the cumulative-effect method and are finalizing our assessment of the impact of the adoption of the ASU and expect to record a right-of-use asset of approximately $1.5 million and a corresponding lease liability of approximately $1.6 million to account for our facility lease.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 considers cost and benefits, and removes, modifies and adds disclosure requirements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty is to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for under Topic 606 and incorporates unit-of-account guidance consistent with Topic 606 to aid in this determination. ASU 2018-18 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. Management is currently assessing the impact ASU 2018-18 will have on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s financial statement presentation or disclosures.

(3)	Reverse Merger

On October 24, 2016, we completed the Merger as discussed in Note 1. For financial reporting purposes, the Merger is accounted for as an asset acquisition by BioCardia Lifesciences rather than a business combination because we did not meet the definition of a business as defined by US GAAP as of immediately prior to the Merger. The fair value of the purchase consideration, consisting of Company common stock, was determined based on the fair value of the cash acquired by BioCardia Lifesciences of $19 million, which is considered the best indicator for the fair value of the purchase consideration. No other assets or liabilities were acquired by BioCardia Lifesciences. Transaction costs of $96,000 were recorded as a reduction to additional paid in capital. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of BioCardia Lifesciences, Inc. options outstanding immediately prior to the Merger at the same Exchange Ratio.

The Merger is considered a tax free reverse triangular merger for tax purposes pursuant to Internal Revenue Code Sections 368(a) and 368(a)(2)(E) in which the Company continues as the parent and BioCardia Lifesciences as the wholly owned subsidiary and is therefore treated as an acquisition of stock of BioCardia Lifesciences by the Company.  Despite the stock acquisition treatment, none of our pre-Merger tax attributes remain available after the Merger as a result of limitations under Internal Revenue Code Section 382 due to lack of business continuity.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,358	$—	$—	$5,358

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,689	$—	$—	$12,689

(5)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$79	$70
Work in process	39	92
Finished goods	23	29
Total	$141	$191

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $12,000, $33,000 and $52,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(6)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$119	106
Laboratory and manufacturing equipment	481	447
Furniture and fixtures	55	48
Leasehold improvements	332	326
Construction in progress	3	—
Property and equipment, gross	990	927
Less accumulated depreciation	(845)	(758)
Property and equipment, net	$145	169

Depreciation expense totaled approximately $88,000, $78,000 and $39,000 for the years ended December 31, 2018, 2017 and 2016, respectively. All of the Company’s property and equipment is located in the United States.

(7)	Commitments

In November 2016, the Company entered into an amendment to its lease with respect to its office and laboratory space. The extended term of this lease is 60 months and commenced on January 1, 2017 and will expire on December 31, 2021. Rent expense is recognized on a straight-line basis over the life of the lease. Rental expense was approximately $601,000 for the years ended December 31, 2018 and 2017, and $321,000 for the year ended December 31, 2016. Future minimum lease payments under the lease as of December 31, 2018 are as follows (in thousands):

Years ending December 31:
2019	$612
2020	630
2021	649
Total	$1,891

(8)	Collaborative Agreements

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

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued expenses	$495	$465
Accrued clinical trial costs	276	74
Grant liability	645	663
Customer deposits	112	61
Total	$1,528	$1,263

(10)	Sales of Unregistered Securities

On December 24, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with entities affiliated with its existing investors (the “Investors”), relating to an offering and sale (the “Offering”) of an aggregate of 5,333,332 shares of the Company’s common stock at a purchase price of $0.75 per share, and warrants to purchase up to one-half of the number of shares of common stock sold to an Investor, up to an aggregate for all Investors of 2,666,666 shares of Common Stock (the “Warrant Shares”) at an exercise price of $0.75 per share, for aggregate net proceeds of $3.8 million net of $200,000 expenses. Both the common stock and the common stock warrants are classified as equity and recorded on a relative fair value basis. The warrants will expire on December 24, 2023. The warrants contain customary adjustments and are exercisable immediately for cash and after six months will also be exercisable on a cashless basis if there is no effective registration statement registering the resale of the Warrant Shares. The Investors do not have registration rights in connection with any securities purchased in the Offering. The closing of the Offering took place on December 24, 2018.

(11)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002 (the “2002 Plan”), and the Company assumed the 2002 Plan in the Merger. We have not granted or do not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (the “2016 Plan”), and the Company assumed the 2016 Plan in the Merger. We have granted awards, including incentive stock options and nonstatutory stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. As of December 31, 2018, 7,932,494 shares have been authorized for awards under the 2016 Plan.

The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was recorded as follows (in thousands):

	Years ended December 31,
	2018	2017	2015
Cost of goods sold	$143	$140	$14
Research and development	953	678	127
Selling, general and administrative	1,678	1,889	801
Share-based compensation expense	$2,774	$2,707	$942

The following table summarizes activity under the Company’s stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrisinsic value (in thousands)

Balance, December 31, 2017	4,213,100	$2.96	8.1	$1,890
Stock options granted	1,698,452	2.41
Stock options exercised	(2,488)	1.80
Stock options canceled	(431,700)	2.92
Balance, December 31, 2018	5,477,364	$2.80	7.8	$-
Exercisable and vested, December 31, 2018	2,346,990	$2.72	6.9	$-

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $3,000, $400,000 and $144,000, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $1.72, $5.80 and $1.33 per share, respectively.

Employee Share-Based Compensation

During the years ended December 31, 2018 and 2017, the Company granted stock options to certain non-employee directors and employees to purchase 1,698,452 and 796,399 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2018			2017			2016
Risk-free interest rate	2.66	-	2.89%	1.76	-	2.25%	1.28	-	1.58%
Volatility	81	-	83%	81	-	89%		88%
Dividend yield	None			None			None
Expected term (in years)		6.25		5.00	-	6.25		6.25

Unrecognized share-based compensation for non-employee directors and employee options granted through December 31, 2018 is approximately $5.0 million to be recognized over a remaining weighted average service period of 2.4 years.

Non-Employee Director Share-Based Compensation (RSUs)

During the year ended December 31, 2018, the Company granted to certain non-employee directors 226,471 restricted stock units, or RSUs. The fair value of each RSU is estimated on the closing market price on the grant date.

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2017	97,996	$8.71
RSUs granted	226,471	$1.36
RSUs vested	(57,108)	$7.03
RSUs forfeited	-	—
Balance, December 31, 2018	267,359	$2.84

Unrecognized share-based compensation for employee RSUs granted through December 31, 2018 was approximately $235,000 to be recognized over a remaining weighted average service period of 1.0 years.

Nonemployee Share-Based Compensation

During the year ended December 31, 2018, 2017 and 2016, the Company granted options to purchase, zero, 46,254 and 490,849 shares of common stock to consultants. These options were granted in exchange for consulting services to be rendered and vest over the term specified in the grant, which correlates to the period the services are rendered. The Company recorded nonemployee share-based compensation expense of $176,000, $768,000 and $545,000 for the years ended December 31, 2018, 2017 and 2016 respectively. Unrecognized share-based compensation expense for nonemployee options granted through December 31, 2018 is approximately $204,000 to be recognized over a remaining weighted average service period of 1.8 years.

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

	Years ended December 31,
	2018			2017			2016
Risk-free interest rate	2.80	-	2.95%	2.25	-	2.40%	1.60	-	2.42%
Volatility	78	-	85%	81	-	87%	89	-	91%
Dividend yield	None			None			None
Expected term (in years)	7.6	-	8.8	8.6	-	9.8	9.6	-	9.9

(12)	Concentrations

Most of the Company’s customers are located in the United States. One customer accounted for approximately 29% of revenue in 2018 and no single customer accounted for more than 10% of revenue in 2017 or 2016. One customer accounted for 23% of accounts receivable at December 31, 2018, 20% of accounts receivable at December 31, 2017 and another customer accounted for 29% of accounts receivable at December 31, 2016.

(13)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

	Years ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(13,987)	$(12,308)	$(10,310)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	38,377,606	38,160,543	8,368,284
Net loss per share, basic and diluted	$(0.36)	$(0.32)	$(1.23)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2018	2017	2016
Stock options to purchase common stock	5,477,364	4,213,100	3,491,937
Unvested restricted stock units	267,359	97,996	-
Common stock warrants	2,666,666	-	-
Total	8,411,389	4,311,096	3,491,937

(14)	Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2018, 2017 and 2016 was $0 for all years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2018, 2017 and 2016. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Tax at federal statutory rate	$(2,937)	$(4,185)	$(3,505)
State, net of federal benefit	(455)	(1,238)	(315)
Research and development credit	(236)	(135)	(89)
Stock-based compensation	440	344	136
Nondeductible interest	—	—	590
Warrant and derivative revaluation	—	—	328
Change in Federal tax rate	—	8,172	—
Other	22	7	94
Change in valuation allowance	3,166	(2,965)	2,761
Total provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Accrued compensation	$84	$110
Inventory adjustments	276	449
Depreciation and amortization - noncurrent	113	146
Share-based compensation	648	558
Net operating loss and tax credit carryforwards - noncurrent	20,698	17,368
Other	12	34
Gross deferred tax asset	21,831	18,665
Valuation allowance	(21,831)	(18,665)
Net deferred tax asset	$—	$—

The Company has approximately $69.2 million and $54.4 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2018. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2022 and 2028 for federal and state purposes, respectively, with 2018 federal NOLs having no expiration date. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

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

At December 31, 2018, the Company has federal and state research and development credits of approximately $2.0 million and $1.5 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforwards have no expiration.

The Company does not believe that these assets are realizable on a more-likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance. The Company did not have deferred tax liabilities as of December 31, 2018 or 2017. The net increase in the total valuation allowance for the year ending December 31, 2018 is $3.2 million, primarily from the net operating losses generated. The net decrease in the total valuation allowance for the year ending December 31, 2017 was $3.0 million, primarily from the decrease in Federal Tax Rate applied to deferred tax assets, with an offsetting increase from net operating losses generated.

No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 31,
	2018	2017
Balance, beginning of year	$725	$608
Additions based on tax positions related to the current year	166	117
Additions (reductions) for tax positions related to prior years	—	—
Balance, end of year	$891	$725

Recognition of approximately $636,000 and $511,000 of unrecognized tax benefits would impact the effective rate at December 31, 2018 and 2017 respectively, if recognized. Contributing to the increase in amount impacting the rate in 2017 was the consideration of the federal tax rate change as a result of the Tax Act. Increases in 2018 relate to increased research and development activity.

The Company is subject to U.S. federal, California, Colorado, Florida and Minnesota income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated in 2002 and is subject to U.S. federal, state, and local tax examinations by tax authorities for all prior years.

US Tax Reform - Impact of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including; (i) the reduction of the corporate income tax rate from a maximum rate of 35% to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition  of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense, (vi) expanded limitations on executive compensation, (vii) acceleration of tax revenue recognition, (viii) capitalization of research and development expenditures and (ix) creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax.

After the enactment of the Tax Act, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when an entity does not have the necessary information available, prepared or analyzed (including computations) in reasonable details to complete the accounting for certain income tax effects of the Act. The Company has made adjustments to reduce its deferred tax assets and liabilities as of December 31, 2017, based on the reduction of the U.S. federal corporate rate from 34% to 21% and assessed the reliability of its deferred tax assets based on its understanding of the provisions of the new law. As of December 31, 2018, the Company completed its assessment of the impact of the Tax Act and determined no additional adjustments are required.

The Company has considered required policy elections with respect to its treatment of potential base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”). Companies can either account for taxes on BEAT and GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the BEAT and GILTI inclusion upon reversal. The Company has considered the provisions of the Act associated with BEAT and GILTI and noted that these are not applicable as of December 31, 2018. The Company expects to account for any taxes on BEAT and GILTI as incurred if applicable.

(15)	Contingencies

The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have a material effect on the Company’s business, financial position, results of operations, or cash flows.

(16)	Grant Funding

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

As of December 31, 2018, the Company has received approximately $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $105,000 of the qualifying costs had been incurred as of December 31, 2018. The remaining $645,000 was recorded as grant liability on the consolidated balance sheet at December 31, 2018. The amount is recorded as a liability as the amounts are refundable, should a default by the Company, as defined in the agreement, occur prior to incurring the qualifying costs.

(17)	Related Party Transactions

In August 2016, the Company granted an option to purchase 418,977 shares of common stock, with 4-year vesting period and an exercise price of $1.80 per share, to OPKO Health, Inc. (“OPKO”) as consideration for consulting services to be provided by OPKO. The Company recorded $142,000 and $480,000 as share-based compensation expense related to the OPKO stock option during the years ended December 31, 2018 and 2017, respectively. The estimated grant-date fair value of the option was $5.3 million. The term of the consulting agreement is 4 years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

(18)	Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. The Company did not make any matching contributions during the years ended December 31, 2017 and 2016, but did make a $26,000 matching contribution in the year ending December 31, 2018.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of eight members. All of our directors other than Peter Altman are independent within the meaning of the listing standards of the NASDAQ Stock Market LLC. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of March 28, 2019, and certain other information for each of the directors with terms expiring at the 2019 Annual Meeting (who are also nominees for election as a director at the 2019 Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since(4)	Current Term Expires
Directors with Terms expiring at the Annual Meeting
Richard Krasno, Ph.D.(3)	III	77	Director	2016	2019
Jay M. Moyes(1)(2)	III	65	Director	2011	2019
Simon H. Stertzer, M.D.(2)(3)	III	83	Chairman of the Board of Directors	2002	2019

Continuing Directors
Peter Altman, Ph.D.	I	52	President, Chief Executive Officer and Director	2002	2020
Fernando L. Fernandez(1)	I	58	Director	2016	2020
Thomas Quertermous, M.D.(3)	II	67	Director	2002	2021
Richard Pfenniger, Jr.(2)	II	63	Director	2016	2021
Allan R. Tessler(1)	II	82	Director	2012	2021

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)

Service on our board of directors prior to 2016 noted in the narrative below includes service with BioCardia Lifesciences, Inc., the company we merged with in our reverse merger transaction in October 2016.

Business Experience of Directors

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

Richard C. Pfenniger, Jr. was appointed to our board of directors in October 2016. From May 2014 to February 2015, Mr. Pfenniger served as Interim Chief Executive Officer of Vein Clinics of America, Inc., a medical group specializing in the treatment of vein disease. From January 2013 to May 2013, Mr. Pfenniger served as Interim Chief Executive Officer of IntegraMed America, Inc., an operator of the largest U.S. network of fertility centers. From October 2003 until October 2011, when it was acquired by Metropolitan Health, Inc., he served as Chairman of the board of directors and President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician and practice management services. Prior thereto, Mr. Pfenniger served as Chief Executive Officer of Whitman Education, Inc. from 1997 to 2003 and as Chief Operating Officer of IVAX Corporation from 1994 to 1997 after having served as the Senior Vice President – Legal Affairs from 1989 to 1994. Mr. Pfenniger currently serves as a director on the board of directors of OPKO Health, Inc., a pharmaceutical and medical diagnostic company, since 2008; on TransEnterix, Inc., a medical device company, since 2005; on GP Strategies, Inc., a corporate training and performance improvement company, since 2005; and on IntegraMed America, Inc. since 2012. Mr. Pfenniger holds a Juris Doctor degree from the University of Florida and a Bachelor of Business Administration degree from Florida Atlantic University.

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

Peter Altman, Ph.D. has served as our President and Chief Executive Officer since 2002, where he has global responsibility for the development, manufacture and marketing of our therapeutic candidates and products. He was founding Chief Executive Officer from 1999 to 2003 and board member of CareDx from 1999 to 2014, a developer of a gene based diagnostics to be used in chronic inflammatory diseases, including cardiac transplantation, coronary artery disease and systemic lupus erythematosus. He was also founding Chief Executive Officer for Lumen Therapeutics from 2004 to 2005, an early-stage pharmaceutical company. He has 30 years of experience in life science research and product development, is named inventor in 45 U.S. patents, and has authored 40 scientific publications. Dr. Altman currently serves as a director on the board of directors of Oncocyclist Biotech, since 2018. He received his Ph.D. in Bioengineering/Pharmaceutical Chemistry from the University of California, San Francisco and University of California, Berkeley, his Management of Technology certificate from the Walter A. Haas School of Business at the University of California, Berkeley, and both his Master of Science and Bachelor of Science in Mechanical Engineering from the Columbia University School of Engineering and Applied Sciences. Dr. Altman has been elected Fellow of the American Heart Association.

We believe that Dr. Altman possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience in the biotechnology, medical device and diagnostic industries and the operational insight and expertise he has accumulated as our President and Chief Executive Officer.

Fernando L. Fernandez was appointed to our board of directors in October 2016. Mr. Fernandez has served as the Vice President of Finance and Chief Financial Officer of United Data Technologies, an information technology company, since November 2016. Mr. Fernandez served as the Market Vice President and Chief Financial Officer of the Care Delivery segment of Humana, Inc., a health and well-being company, from December 2012 to October 2016. From June 2004 to December 2012, Mr. Fernandez served as the Senior Vice President of Finance and Chief Financial Officer of Continucare Corporation, a medical care service company. He currently serves as a director for South Florida Business Forum since January 2018. Mr. Fernandez spent his early career in public accounting and finance functions at other companies, including Whitman Education Group, Inc., Frost-Nevada LP, and PriceWaterhouseCoopers LLP. Mr. Fernandez holds a Bachelor of Business Administration, Accounting from the University of Miami, and is a CPA.

We believe that Mr. Fernandez possesses specific attributes that qualify him to serve as a member of our board of directors, including his expertise in accounting and finance.

Richard Krasno, Ph.D. was appointed to our board of directors in October 2016. Dr. Krasno has served as a director of Ladenburg Thalmann since March 2015, Castle Brands, Inc. since 2014, and OPKO Health, Inc. since 2017. Dr. Krasno served as the executive director of the William R. Kenan, Jr. Charitable Trust from 1999 to 2014 and, from 1999 to 2010, as president of the four affiliated funds. Prior to that, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Mr. Krasno holds a Bachelor of Science from the University of Illinois and a Ph.D. from Stanford.

We believe that Mr. Krasno possesses specific attributes including his qualifications and skills, including financial literacy and expertise, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations, which qualify him to serve as a member of our board of directors.

Jay M. Moyes has served on our board of directors since 2011. He has served on the board of directors of Puma Biotechnologies since April 2012, and on the board of directors of Achieve Life Sciences from 2018 to the present and on the board of directors and Chairman of the Audit Committee of Osiris Therapeutics, a biosurgical company, from May 2006 until December 2017. He also served as a member of the board of directors and Chairman of the Audit Committee of Integrated Diagnostics, a privately held molecular diagnostics company, from 2011 to 2016. From 2012 to 2014, Mr. Moyes served as a member of the board of directors of Amedica Corporation, a publicly traded orthopaedics company, and as Chief Financial Officer from 2013 to 2014. From 2008 to 2009, Mr. Moyes served as Chief Financial Officer of CareDx, a publicly traded molecular diagnostics company. Prior to that, he served as Chief Financial Officer of Myriad Genetics, Inc., a publicly held healthcare diagnostics company, from June 1996 until his retirement in November 2007, and as Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG from 1979 to 1991. He also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 to 2006. Mr. Moyes holds a Masters of Business Administration from the University of Utah, a Bachelor of Arts in economics from Weber State University, and is formerly a Certified Public Accountant.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” Nevertheless, we expect that our board of directors will determine that all of our directors, other than Dr. Altman, qualify as “independent” directors in accordance with listing requirements of The NASDAQ Stock Market, or NASDAQ. Dr. Altman is not considered independent because he is an employee of BioCardia. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.

 Board Leadership Structure

Board Structure. Our board of directors has eight authorized seats divided into three classes (Class I, Class II and Class III) with staggered three-year terms. Three Class III directors are to be elected at the 2019 Annual Meeting to serve a three-year term expiring at the 2022 Annual Meeting of stockholders or until their respective successors have been elected and qualified. The Class I and Class II directors will continue to serve their respective terms until the respective 2020 and 2021 Annual Meetings of stockholders.

Board Leadership Structure. Our board of directors does not have a policy on whether or not the role of the Chief Executive Officer and Chairman should be separate or, if it is to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, we operate with Dr. Altman serving as a director and our President and Chief Executive Officer and Dr. Stertzer serving as our Chairman. We believe that the separation of the Chairman and Chief Executive Officer positions suit the talents, expertise and experience that each of Drs. Altman and Stertzer bring to the Company.

Board Committees. Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Family Relationships

 There are no family relationships among any of our directors or executive officers.

 Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee currently consists of Allan Tessler, who is the chair of the committee, Jay Moyes and Fernando Fernandez, each of whom are independent for Audit Committee purposes under the requirements of Financial Industry Regulatory Authority (“FINRA”) and the SEC. Mr. Tessler is an “audit committee financial expert” as the term is defined under SEC regulations. The audit committee operates under a written charter. The functions of the audit committee include:

•	overseeing the engagement of our independent registered accounting firm;

•	reviewing our audited financial statements and discussing them with the independent registered accounting firm and our management;

•	meeting with the independent registered accounting firm and our management to consider the adequacy of our internal controls; and

•	reviewing our financial plans, reporting recommendations to our full board of directors for approval and authorizing actions.

Both our independent registered accounting firm and internal financial personnel regularly meet with our audit committee and have unrestricted access to the audit committee.

 Our audit committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at investors.biocardia.com. During 2018, our audit committee held four meetings.

Compensation Committee

Our compensation committee currently consists of Jay Moyes, who is the chair of the committee, Simon Stertzer and Richard Pfenniger, each of whom are independent in accordance with the NASDAQ Stock Market LLC standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The compensation committee operates under a written charter. The functions of the compensation committee include:

•

reviewing and, if deemed appropriate, recommending to our board of directors policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

•	determining or recommending to the board of directors the compensation of our executive officers; and

•	advising and consulting with our officers regarding managerial personnel and development.

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at investors.biocardia.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Simon Stertzer, who is the chair of the committee, Thomas Quertermous and Richard Krasno, each of whom are independent in accordance with the NASDAQ Stock Market LLC standards. The nomination committee operates under a written charter. The functions of the nominating and corporate governance include:

•	establishing standards for service on our board of directors;

•	identifying individuals qualified to become members of our board of directors and recommending director candidates for election or re-election to our board;

•	considering and making recommendations to our board of directors regarding the size and composition of the board of directors, committee composition and structure and procedures affecting directors;

•	reviewing compliance with relevant corporate government guidelines;

•	reviewing governance-related stockholder proposals and recommending Board responses; and

•

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

Under our non-employee director compensation program, each non-employee director received an initial equity award in January of 2017 of either an option to purchase 267,000 shares of common stock or receive 184,000 restricted stock units which, in either case, vest over three years upon the anniversary of the grant date, subject to continued service through the vesting date. We expect additional annual equity grants may be made to our non-employee directors and that compensation for our non-employee directors will be competitive at the 50th percentile of our peer group. In July 2018, the board elected to defer quarterly payment of the cash portion of director compensation until the Company has raised sufficient financing.

Compensation for 2018

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2018:

Director	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Fernando L. Fernandez	$47,500.00	$44,000.00	—	$91,500.00
Richard Krasno, Ph.D.	$43,750.00	$44,000.00	—	$87,750.00
Jay M. Moyes	$57,500.00	$44,000.00	—	$101,500.00
Richard C. Pfenniger, Jr.	$45,000.00	$44,000.00	—	$89,000.00
Thomas Quertermous, M.D.	$43,750.00	$44,000.00	—	$87,750.00
Simon H. Stertzer, M.D.	$77,500.00	$44,000.00	—	$121,500.00
Allan R. Tessler	$55,000.00	$44,000.00	—	$99,000.00

(1)  This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 13 to our consolidated financial statements.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2018.

Name	Aggregate Number of Stock Options Outstanding as of December 31, 2018		Aggregate Number of Stock Awards Outstanding as of December 31, 2018
Fernando L. Fernandez	—		42,575	(1)
Richard Krasno, Ph.D.	—		42,575	(1)
Jay M. Moyes	53,401	(2)	32,353	(6)
Richard C. Pfenniger, Jr.	—		42,575	(1)
Thomas Quertermous, M.D.	35,298	(3)	32,353	(6)
Simon H. Stertzer, M.D.	109,984	(4)	32,353	(6)
Allan R. Tessler	13,578	(5)	42,575	(1)

(1)

Includes (i) 5,111 shares subject to a restricted stock award that vested on January 13, 2019, (ii) 32,353 shares subject to a restricted stock award that vests July 26, 2019, and (iii) 5,111 shares subject to a restricted stock award that vests January 13, 2020.

(2)

Includes (i) 38,567 shares subject to an option, which are fully vested and immediately exercisable, (ii) 7,417 shares subject to an option that vested January 13, 2019, and (iii) 7,417 shares subject to an option that vest on January 13, 2020.

(3)

Includes (i) 20,464 shares subject to an option, which are fully vested and immediately exercisable, (ii) 7,417 shares subject to an option that vested January 13, 2019, and (iii) 7,417 shares subject to an option that vest on January 13, 2020.

(4)

Includes (i) 95,150 shares subject to an option which are fully vested and immediately exercisable, (ii) 7,417 shares subject to an option that vested January 13, 2019, and (iii) 7,417 shares subject to an option that vest on January 13, 2020.

(5)	Includes 13,578 shares subject to an option, which are fully vested and immediately exercisable.

(6)	Includes 32,353 shares subject to a restricted stock award that vests on July 26, 2020.

Code of Ethics

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

Executive Officers

The following table identifies certain information about our executive officers as of March 28, 2019. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Peter Altman, Ph.D.	52	President, Chief Executive Officer, and Director
Henricus Duckers, M.D., Ph.D., FESC	51	Chief Medical Officer
David McClung	55	Chief Financial Officer
Phil Pesta	53	Vice President of Operations

The service of our executive officers prior to 2016 noted in the narrative below includes service with BioCardia Lifesciences, Inc., the company we merged with in the reverse merger transaction in October 2016. For a brief biography of Dr. Altman, please see “Board of Directors and Corporate Governance−Nominees for Director.”

Henricus Duckers has served as our Chief Medical Officer since 2016. From 2013 to 2016, Dr. Duckers was the Chair of Regenerative Medicine and the Head of R&D in the Department of Cardiology and Pulmonology at the University Medical Center Utrecht. He has over 20 years of experience in cardiovascular research, is named inventor in ten U.S. patents, and has authored 140 scientific publications in cardiology, neurology and cell biology. Dr. Duckers studied Medicine and Pharmacy at the University of Utecht, as well as Management in Health Care (Univ. Rotterdam). From 1992 to 1993 he completed his Ph.D. at the Rudolf Magnus Institute for NeuroScience, Cum Laude, and obtained a registration as clinical pharmacologist. He was trained as an interventional cardiologist at the Thoraxcenter Rotterdam, where, he, among other notable achievements, also supervised the molecular cardiology program.

David McClung has served as our Chief Financial Officer since September 2017 and has been with the Company since September 2013, also serving as Vice President of Finance from March 2016 to August 2017 and as Senior Director of Finance & Controller from September 2013 to February 2016. Mr. McClung has more than 20 years of finance and accounting experience in publicly and privately financed organizations, including startup enterprises, large public companies and middle-market businesses. Before joining our company, Mr. McClung served as Director of Finance and Controller at Sonitus Medical, Inc., a privately-held manufacturer of an FDA cleared prosthetic hearing device for the treatment of single-sided deafness and conductive hearing loss, from June 2011 to August 2013. Prior to that, Mr. McClung served as Controller at NextWave Pharmaceuticals, Inc. a specialty pharmaceutical company acquired by Pfizer, Inc., from April 2010 to June 2011. Mr. McClung spent his early career in public accounting and finance functions at other companies, including Matson Navigation, Inc., The Clorox Company and KPMG LLP. Mr. McClung earned a Bachelor of Arts degree in Accounting from Georgia State University, graduating with honors. He is an actively licensed CPA and member of the AICPA and the California Society of CPAs.

Phil Pesta has served as our Vice President of Operations since July 2011. Mr. Pesta has more than 20 years of experience in the medical device industry, primarily in manufacturing and operations roles. Before joining our company, Mr. Pesta was with Boston Scientific. He was most recently responsible for developing the operations transfer plan for the divestiture of their neurovascular division to Stryker Corporation. Prior to that, Mr. Pesta held simultaneous roles as Director of Engineering at Boston Scientific’s electrophysiology division and Plant Manager at the embolic protection division. Earlier in his career, Mr. Pesta held positions in project management and manufacturing engineering at other companies, including Conceptus, Novare Surgical Systems, Medtronic Anneurx and Modified Polymer Components. He has facilitated the commercial launch of multiple products and is listed as an inventor on three U.S. patents. Mr. Pesta earned a Bachelor of Arts Degree in General Design Studies from San Jose State University.

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

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2018, all Section 16(a) filing requirements were satisfied on a timely basis, except as previously reported by the Company on its definitive information statement on Schedule 14A (filed with the SEC on April 27, 2018), and with respect to the following failures to timely file: (i) a Form 4 for Peter Altman (filed with the SEC on September 24, 2018), (ii) a Form 4 for Jay Moyes (filed with the SEC on September 26, 2018), (iii) a Form 4 for Simon Stertzer (filed with the SEC on September 26, 2018), (iv) a Form 4 for Thomas Quertermous (filed with the SEC on September 26, 2018), (v) a Form 4 for Allan Tessler (filed with the SEC on September 26, 2018), (vi) a Form 4 for Richard Krasno (filed with the SEC on September 26, 2018), (vii) a Form 4 for Richard Pfenniger (filed with the SEC on September 26, 2018), and (viii) a Form 4 for Fernando Fernandez (filed with the SEC on September 26, 2018).

ITEM 11. EXECUTIVE COMPENSATION

The director compensation information provided in Item 10 of this Annual Report on Form 10-K is hereby incorporated by reference in this Item 11.

Fiscal 2018 Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers, who are comprised of (1) our principal executive officer and (2) our next two highest compensated executive officers other than the principal executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Peter Altman, Ph.D.	2018	360,000.00	—	(3)		742,000.00	(4)		1,102,000.00
President, Chief Executive Officer, and Director	2017	310,000.00	62,000.00		—	—		—	372,000.00
David McClung	2018	300,000.00	—	(3)		294,982.10	(4)		594,982.10
Chief Financial Officer	2017	210,000.00	60,000.00		—	—		—	270,000.00
Henricus Duckers	2018	350,000.00	—	(3)		311,417.40	(4)		661,417.40
Chief Medical Officer	2017	270,000.00	51,300.00		—	—		—	321,300.00
Phil Pesta	2018	235,000.00	—	(3)		129,850.00	(4)		364,850.00
Vice President of Operations	2017	230,000.00	46,000.00		—	—		—	276,000.00

(1)

This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 13 to our consolidated financial statements.

(2)	This amount was earned in in the fiscal year ending December 31, 2017, but was not paid until 2018.

(3)

We use short-term cash incentive compensation to motivate our named executive officers to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals.

Our executive 2018 bonus targets were set by our compensation committee in July 2018. Our executive bonus plan allows our compensation committee to provide cash incentive awards to employees selected by our compensation committee, including our named executive officers, which may but need not be based upon performance goals established by our compensation committee.

For 2018, the target and actual incentive amounts under our executive bonus plan for our named executive officers were the following:

Named Executive Officer	Target Award Opportunity (% of Base Salary)	Target Award Opportunity ($)
Peter Altman	40%	$144,000.00
Henricus Duckers	25%	$87,500.00
David McClung	25%	$75,000.00
Phil Pesta	25%	$58,750.00

(4)	This option vests and becomes exercisable in substantially equal monthly installments over four years beginning on March 1, 2018.

Employment Agreements

Peter Altman

We have not entered into an employment agreement with Dr. Altman. Accordingly, he is employed on an at-will basis. Dr. Altman’s current annual base salary is $360,000.00 and he is eligible for an annual bonus equal to 40% of his base salary.

Dr. Altman is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

David McClung

We have not entered into an employment agreement with Mr. McClung. Accordingly, he is employed on an at-will basis. Mr. McClung’s current annual base salary is $300,000.00 and he is eligible for an annual bonus equal to 25% of his base salary.

Mr. McClung is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Henricus Duckers

We have not entered into an employment agreement with Dr. Duckers. Accordingly, he is employed on an at-will basis. Dr. Duckers’ current annual base salary is $350,000.00 and he is eligible for an annual bonus equal to 25% of his base salary.

Dr. Duckers is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Phil Pesta

We have not entered into an employment agreement with Phil Pesta. Accordingly, he is employed on an at-will basis. Mr. Pesta’s current annual base salary is $235,000.00 and he is eligible for an annual bonus equal to 25% of his base salary.

Mr. Pesta is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Potential Payments on Termination or Change of Control

We entered into change of control and severance agreements with each of our named executive officers, effective as of the completion of our Merger. Under each of these agreements, if, within the period three months prior to and 12 months following a “change of control” (such period, the “change in control period”), we terminate the employment of the applicable employee other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s change of control and severance agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 150% for Dr. Altman, 100% for Mr. McClung, 100% for Dr. Duckers and 100% for Mr. Pesta, (ii) a lump sum payment equal to the following percentage of the employee’s target annual bonus: 150% for Dr. Altman, 100% for Mr. McClung, 100% for Dr. Duckers and 100% for Mr. Pesta, (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 18 months for Dr. Altman, 12 months for Mr. McClung, 12 months for Dr. Duckers and 12 months for Mr. Pesta, and (iv) accelerated vesting as to 100% of the employee’s outstanding unvested equity awards.

Additionally, under each of these agreements, if, outside of the change in control period, we terminate the employment of the applicable employee other than for cause, death or disability, or the employee resigns for good reason and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 100% for Dr. Altman, 50% for Mr. McClung, 50% for Dr. Duckers and 50% for Mr. Pesta, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 12 months for Dr. Altman, 6 months for Mr. McClung, 6 months for Dr. Duckers and 6 months for Mr. Pesta, and (iii) the employee’s outstanding unvested equity awards will vest as to an additional 24 months for Dr. Altman, 12 months for Mr. McClung, 12 months for Dr. Duckers and 12 months for Mr. Pesta.

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

Outstanding Equity Awards at 2018 Year-End

The following table sets forth summary information regarding the outstanding equity awards for each of the named executive officers as of December 31, 2018:

		Option Awards(1)(2)					Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Peter Altman	4/10/2010	6,788	(4)	—	1.80	4/10/2020	—	—
	7/5/2014	317,614	(4)	—	1.80	7/5/2024	—	—
	8/19/2016	786,505	(5)	423,503	1.80	8/19/2026	—	—
	2/1/2018	100,000	(5)	300,000	2.60	2/1/2028	—	—
David McClung	6/23/2014	22,632	(4)	—	1.80	6/23/2024	—	—
	8/9/2016	53,261	(6)	11,298	1.80	8/9/2026	—	—
	8/19/2016	43,301	(7)	23,316	1.80	8/19/2026	—	—
	2/1/2018	39,755	(5)	119,265	2.60	2/1/2028	—	—
Henricus Duckers	8/9/2016	113,267	(8)	48,544	1.80	8/9/2026	—	—
	8/19/2016	82,516	(7)	44,433	1.80	8/19/2026	—	—
	2/1/2018	41,970	(5)	125,910	2.60	2/1/2028	—	—
Phil Pesta	7/28/2011	54,318	(4)	—	1.80	7/28/2021	—	—
	7/9/2013	2,262	(4)	—	1.80	7/9/2023	—	—
	7/5/2014	42,347	(4)	—	1.80	7/5/2024	—	—
	8/19/2016	61,819	(7)	33,288	1.80	8/19/2026	—	—
	2/1/2018	17,500	(5)	52,500	2.60	2/1/2028	—	—

(1)	Information for this table is depicted on an award-by-award basis unless the exercise price and expiration date are identical.

(2)	Where applicable, share numbers have been adjusted to reflect the Company’s reverse stock split, which became effective on November 2, 2017.

(3)	This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors.

(4)	This option is fully vested and immediately exercisable.

(5)	This option vests and becomes exercisable in equal monthly installments over four years from the grant date.

(6)	This option vests and becomes exercisable in equal monthly installments over four years beginning April 28, 2016.

(7)	This option vests and becomes exercisable in equal monthly installments over four years beginning November 24, 2016.

(8)	This option vests and becomes exercisable in equal monthly installments over four years from the grant date, subject to a one-year cliff.

401(k) Savings Plan

We maintain a tax-qualified retirement plan, or our 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in our 401(k) plan as of the first day of the month following the date they meet our 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed. Our 401(k) plan permits us to make matching contributions and discretionary contributions to eligible participants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of February 28, 2019 are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of March 28, 2019 there were 43,631,684 shares of Common Stock outstanding. The following table sets forth information with respect to the beneficial ownership of our Common Stock, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o BioCardia, Inc., 125 Shoreway Road, Suite B, San Carlos, CA 94070.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Beneficial Ownership
5% Stockholders:
Entities affiliated with Stertzer Family Trust(2)	8,689,658	17.9%
Frost Gamma Investments Trust(3)	13,875,318	28.6%

Named Executive Officers and Directors:
Peter Altman, Ph.D.(4)	1,960,708	4.0%
Henricus Duckers	245,696	*
Fernando L. Fernandez	19,388	*
Richard Krasno	19,388	*
David McClung	171,313	*
Jay M. Moyes(5)	49,296	*
Phil Pesta	182,225	*
Richard C. Pfenniger, Jr.	69,388	*
Thomas Quertermous, M.D.	136,669	*
Simon H. Stertzer, M.D.(2)	8,689,658	17.9%
Allan R. Tessler(6)	847,569	1.7%
All directors and executive officers as a group (13 people)	12,609,541	26.0%

*	Represents beneficial ownership of less than 1%.

(1)	Where applicable, share numbers have been adjusted to reflect the Company’s reverse stock split, which became effective on November 2, 2017.

(2)

Consists of (i) 4,278,274 shares of Common Stock held by the Stertzer Family Trust, (ii) 2,076,346 shares of our Common Stock held by Windrock Enterprises L.L.C., (iii) 104,910 shares of our Common Stock held by the Stertzer Gamma Trust, (iv) 448,895 shares our Common Stock held by Stertzer Holdings LLC, (v) 12,000 shares of our Common Stock held by Dr. Stertzer and his spouse Kimberly Stertzer, (vi) 102,567 shares subject to options that are vested and exercisable within 60 days of February 28, 2018, held by Dr. Stertzer, (vii) 833,333 shares subject to warrants held by the Stertzer Family Trust, and (viii) 833,333 shares subject to warrants held by Windrock Enterprises L.L.C.. Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC.

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

(4)	Consists of 729,842 shares of our Common Stock held by Dr. Altman and 1,230,866 shares subject to options vested and exercisable within 60 days of February 28, 2018.

(5)	Consists of 3,312 shares of our Common Stock and 45,984 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of February 28, 2018.

(6)

Consists of (i) 19,388 shares of Common Stock held by Mr. Tessler, (ii) 13,578 shares subject to options held by Mr. Tessler that are exercisable within 60 days of February 28, 2018, (iii) 580,425 shares of our Common Stock held by ART/FGT Family Limited Partnership, (iv) 117,089 shares of our Common Stock held by International Financial Group, and (v) 117,089 shares of our Common Stock held by The Tessler Family Limited Partnership. Mr. Tessler and his spouse are limited partners of the ART/FGT Family Limited Partnership and share voting and dispositive control over the shares held by the ART/FGT Family Limited Partnership. The address for the ART/FGT Family Limited Partnership is 2500 Moose Wilson Road, Wilson, Wyoming 83014. Mr. Tessler may be deemed to have voting and dispositive control over the shares held by the Tessler Family Limited Partnership and International Financial Group.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2018. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by stockholders(1)	5,325,746	$2.88	1,938,110
Equity compensation plans not approved by stockholders(3)	418,977	$1.80	—
Total	5,744,723	$2.80	1,938,110

(1)	Where applicable, share numbers have been adjusted to reflect the Company’s reverse stock split, which became effective on November 2, 2017.

(2)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.

(3)	In August 2016, the Company granted an option to purchase common stock outside of the Company’s stock option plans to a consultant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

We have adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described above were entered into prior to the adoption of this policy.

 Related Party Transactions

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year ended December 31, 2017, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•

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

Other Transactions

We have granted stock options to our named executive officers and certain of our directors. See the section titled “Executive Compensation−Outstanding Equity Awards at 2018 Year-End” for a description of these stock options.

We have entered into change of control and severance agreements with certain of our executive officers that provides for certain severance and change in control benefits. See the section titled “Executive Compensation−Potential Payments upon Termination or Change of Control.”

On December 24, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with entities affiliated with Dr. Simon H. Stertzer, the Chairman of our Board of Directors and a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, and Frost Gamma Investments Trust, a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock (the “Investors”), relating to an offering and sale (the “Offering”) of an aggregate of 5,333,332 shares of the Company’s common stock at a purchase price of $0.75 per share, and warrants to purchase up to one-half of the number of shares of common stock sold to an Investor, up to an aggregate for all Investors of 2,666,666 shares of Common Stock (the “Warrant Shares”) at an exercise price of $0.75 per share, for aggregate net proceeds of $3.8 million. The warrants will expire on December 24, 2023. The warrants contain customary adjustments and are exercisable immediately for cash and after six months will also be exercisable on a cashless basis if there is no effective registration statement registering the resale of the Warrant Shares. The Investors do not have registration rights in connection with any securities purchased in the Offering. The closing of the Offering took place on December 24, 2018.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

The information related to the independence of our directors in Item 10 of this Annual Report on Form 10-K is hereby incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firms

The following table presents fees for professional audit services and other services rendered to our company by KPMG for our fiscal year ended December 31, 2018.

KPMG
(In Thousands)
Audit Fees(1)	$411
Audit−Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total Fees	$411

The following table presents fees for professional audit services and other services rendered to our company by KPMG for our fiscal year ended December 31, 2017.

KPMG
(In Thousands)
Audit Fees(1)	$642
Audit−Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total Fees	$642

(1)

Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in this Annual Report on Form 10-K, services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements.

(2)

Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4)	All Other Fees consist of permitted services other than those that meet the criteria above.

All fees described above were pre-approved by the BioCardia Audit Committee or the board of directors of Tiger X Medical, Inc., as applicable. We changed our name from Tiger X Medical, Inc. to BioCardia, Inc. following our reverse merger transaction that occurred in October 2016.

Auditor Independence

In our fiscal year ended December 31, 2018, there were no other professional services provided by KPMG that would have required our audit committee to consider their compatibility with maintaining the independence of KPMG.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(5)	Amended and Restated Bylaws
4.1(6)	Specimen common stock certificate
4.2(7)#	BioCardia 2002 Stock Plan, as amended
4.3(8)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(9)#	BioCardia 2016 Equity Incentive Plan
4.5(10)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(11)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(12)#	Form of Warrant for Common Stock Purchase Warrants issued December 24, 2018
10.1(13)#	Form of Indemnification Agreement for directors and executive officers
10.2(14)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(15)	Lease Agreement, dated September 29, 2008, by and between the Company and ARE-San Francisco No. 29, LLC.
10.4(16)	First Amendment to Lease, dated May 31, 2010, by and between the Company and ARE-San Francisco No. 29, LLC.
10.5(17)	Second Amendment to Lease, dated May 29, 2013 by and between the Company and ARE-San Francisco No. 29, LLC.
10.6(18)	Third Amendment to Lease, dated November 4, 2016, by and between the Company and ARE-San Francisco No. 29, LLC.
10.7(19) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.8(20)	Consulting Agreement, dated August 19, 2016, by and between the Company and OPKO Health, Inc.
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 106 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_____________________

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 11, 2017.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on November 7, 2017.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on April 11, 2017.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(8)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(9)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(11)	Previously filed as an exhibit to the registration statement on Form S-8 filed by us on February 8, 2017.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on December 27, 2018.
(13)	Previously filed as an exhibit to the Current Report on Form 10-K filed by us on October 27, 2018.
(14)	Previously filed as an exhibit to the Current Report on Form 10-K filed by us on March 30, 2017.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(17)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(18)	Previously filed as an exhibit to the Current Report on Form 10-K filed by us on March 30, 2017.
(19)	Previously filed as an exhibit to the Current Report on Form 8-K filed by us on October 27, 2016.
(20)	Previously filed as an exhibit to the Current Report on Form 10-K/A filed by us on July 20, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer

Date: April 1, 2019

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

Signature	Title	Date

/s/ Peter Altman	President and Chief Executive Officer and Director	April 1, 2019
(Peter Altman)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	April 1, 2019
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Simon H. Stertzer	Chairman of the Board	April 1, 2019
(Simon H. Stertzer)

/s/ Fernando L. Fernandez	Director	April 1, 2019
(Fernando L. Fernandez)

/s/ Richard Krasno	Director	April 1, 2019
(Richard Krasno)

/s/ Jay M. Moyes	Director	April 1, 2019
(Jay M. Moyes)

/s/ Richard P. Pfenniger, Jr.	Director	April 1, 2019
(Richard P. Pfenniger, Jr.)

/s/ Thomas Quertermous	Director	April 1, 2019
(Thomas Quertermous)

/s/ Allan R. Tessler	Director	April 1, 2019
(Allan R. Tessler)