Form 10-Q
period 2019-03-31
BioCardia, Inc.
filed 2019-05-15
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 43,631,684 shares of the registrant’s Common Stock issued and outstanding as of May 10, 2019.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,838	$5,358
Accounts receivable, net of allowance for doubtful accounts of $14 and $9 at March 31, 2019 and December 31, 2018	287	274
Inventory	118	141
Prepaid expenses and other current assets	285	445
Total current assets	3,528	6,218
Property and equipment, net	175	145
Operating lease right-of-use asset, net	1,400	—
Other assets	54	54
Total assets	$5,157	$6,417
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,139	$1,020
Accrued expenses and other current liabilities	1,715	1,528
Operating lease liability - current	469	—
Total current liabilities	3,323	2,548
Operating lease liability - noncurrent	1,016	—
Deferred rent	—	77
Total liabilities	4,339	2,625
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 43,631,684 and 43,611,240 shares issued and outstanding as of March 31, 2019 and December 31, 2018	44	43
Additional paid-in capital	90,800	90,110
Accumulated deficit	(90,026)	(86,361)
Total stockholders’ equity	818	3,792
Total liabilities and stockholders’ equity	$5,157	$6,417

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2019	2018
Revenue:
Net product revenue	$76	$82
Collaboration agreement revenue	140	117
Total revenue	216	199
Costs and expenses:
Cost of goods sold	106	157
Research and development	2,166	1,955
Selling, general and administrative	1,631	1,707
Total costs and expenses	3,903	3,819
Operating loss	(3,687)	(3,620)
Other income (expense):
Interest income	23	36
Other expense	(1)	—
Total other income, net	22	36
Net loss	$(3,665)	$(3,584)

Net loss per share, basic and diluted	$(0.08)	$(0.09)

Weighted-average shares used in computing net loss per share, basic and diluted	43,628,958	38,236,056

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2018	43,611,240	$43	$90,110	$(86,361)	$3,792
Restricted stock units vested and issued	20,444	1	—	—	1
Share-based compensation	—	—	690	—	690
Net loss	—	—	—	(3,665)	(3,665)
Balance at March 31, 2019	43,631,684	$44	$90,800	$(90,026)	$818

Balance at December 31, 2017	38,218,660	$38	$83,537	$(72,450)	$11,125
Adjustments to opening balance for change in accounting principle	—	—	—	46	46
Restricted stock units vested and issued	20,444	—	—	—	—
Exercise of stock options	2,140	—	5	—	5
Share-based compensation	—	—	615	—	615
Net loss	—	—	—	(3,584)	(3,584)
Balance at March 31, 2018	38,241,244	$38	$84,157	$(75,988)	$8,207

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(3,665)	$(3,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	22
Amortization of right-of-use asset	105	—
Share-based compensation	690	615
Changes in operating assets and liabilities:
Accounts receivable	(13)	(32)
Inventory	23	43
Prepaid expenses and other current assets	160	63
Accounts payable	122	(164)
Accrued expenses and other current liabilities	(36)	34
Deferred revenue	—	(35)
Deferred rent	—	2
Operating lease liability - noncurrent	126	—
Net cash used in operating activities	(2,465)	(3,036)
Investing activities:
Purchase of property and equipment	(55)	(5)
Net cash used in investing activities	(55)	(5)
Financing activities:
Proceeds from the exercise of common stock options	—	5
Net cash provided by financing activities	—	5
Net change in cash and cash equivalents	(2,520)	(3,036)
Cash and cash equivalents at beginning of period	5,358	12,689
Cash and cash equivalents at end of period	$2,838	$9,653

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc., (BioCardia or the Company), is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. The Company’s lead therapeutic candidate is the CardiAMP® cell therapy system and its second therapeutic candidate is the CardiALLO™ cell therapy system. To date, the Company has devoted substantially all its resources to research and development efforts relating to its therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting its intellectual property.

BioCardia also has three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix™ biotherapeutic delivery system, or Helix; and (3) the Morph® vascular access product line, or Morph. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations, shareholders equity, and cash flows as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 2, 2019.

(b)	Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $90.0 million as of March 31, 2019. Management expects operating losses and negative cash flows to continue through the next several years. Based on management’s current plans, management believes cash and cash equivalents of $2.8 million as of March 31, 2019 are not sufficient to fund the Company beyond the second quarter of 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its lead therapeutic candidate, the CardiAMP cell therapy system, and its second therapeutic candidate, the CardiALLO cell therapy system, through and beyond the second quarter of 2019, will require it to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. See Note 13 of the condensed consolidated financial statements. If adequate funds are not available, BioCardia may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require it to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations. While the Company believes it has a viable strategy to raise additional funds, there can be no assurances that it will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund its operating needs.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include share-based compensation, the useful lives of property and equipment, allowances for doubtful accounts and sales returns, incremental borrowing rate, and inventory valuation.

(d)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated during the consolidation process.

(e)	Changes to Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in its Annual Report on Form 10-K filed for the year ended December 31, 2018. Apart from the adoption of ASU No. 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting on January 1, 2019, which led to an amended stock-based compensation policy, and the adoption of ASU No. 2016-02, Leases (Topic 842), which led to an amended lease policy as described in the following paragraphs, there have been no changes to those policies.

Measurement of nonemployee awards - The measurement of equity-classified nonemployee awards is fixed at the grant date, and the Company may use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis. This differs from the guidance in ASC 505-50 that requires the use of the contractual term. Forfeitures of nonemployee awards will be recognized as they occur.

Operating lease right-of-use asset and liabilities - The Company will determine if an arrangement is a lease at the inception of the arrangement. All leases are assessed for classification as an operating lease or finance lease. The Company will recognize a lease liability and a ROU asset for all leases, including operating leases, with a term greater than 12 months. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

The Company’s lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Variable lease payments are expensed as incurred and are not included the computation of the lease liability. The lease liability discount rate is generally the Company’s incremental borrowing rate unless the lessor’s rate implicit in the lease is readily determinable, in which case the lessor’s implicit rate is used.

The Company's ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor, if any. The Company amortizes a right-of-use (ROU) asset, and the periodic amortization is the difference between the straight-line total lease cost for the period (including amortization of initial direct costs) and the periodic accretion of the lease liability using the effective interest method.

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise any such options. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

The Company’s lease contracts often include lease and non-lease components. The Company has elected the practical expedient offered by the standard to not separate lease from non-lease components and accounts for them as a single lease component.

The Company has elected not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

(f)

Recently Adopted Accounting Pronouncement

In February 2016, the FASB amended its guidance related to lease accounting. The amended guidance required lessees to recognize a majority of their leases on the balance sheet as a ROU asset and a lease liability. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this available transition method.

The Company adopted the new standard using the cumulative-effect method on January 1, 2019. The Company's adoption included lease codification improvements that were issued by the FASB through March 2019.

The FASB made available several practical expedients in adopting the amended lease accounting guidance. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed registrants to carry forward historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard. BioCardia also elected to keep leases with an initial term of 12 months or less off the consolidated balance sheet, and to recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term.

The most significant impact was the recognition of ROU assets and related lease liabilities for operating leases on the Condensed Consolidated Balance Sheet. The Company recognized ROU assets and related lease liabilities of $1,505,000 and $1,593,000 respectively, related to operating lease commitments, as of January 1, 2019. The operating lease ROU asset represents the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. The amended guidance did not have a material impact on the Company's cash flows or results of operations. See Note 6 of the condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. No longer will nonemployee awards be marked-to-market every reporting period, nor will the expected term be required to be the contractual term. However, forfeitures will continue to be recognized when incurred. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The Company adopted ASU 2018-07 effective January 1, 2019 using the cumulative-effect method for equity-classified nonemployee awards which have not been settled as of the adoption date. The cumulative effect did not have a material impact on the condensed consolidated balance sheet, statement of operations or statement of cash flows.

(g)	Recently Issued Accounting Pronouncements

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,838	$—	$—	$2,838

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,358	$—	$—	$5,358

(4)      Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$82	$79
Work in process	27	39
Finished goods	9	23
Total	$118	$141

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $2,000, and $2,000 for the three months ended March 31, 2019 and 2018, respectively.

(5)      Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Computer equipment and software	$121	119
Laboratory and manufacturing equipment	532	481
Furniture and fixtures	55	55
Leasehold improvements	332	332
Construction in progress	3	3
Property and equipment, gross	1,043	990
Less accumulated depreciation	(868)	(845)
Property and equipment, net	$175	145

Depreciation expense totaled approximately $23,000 and $22,000 for the three months ended March 31, 2019 and 2018, respectively.

(6)     Operating Lease Right-of-Use Asset, Net

The Company adopted the new lease standard on January 1, 2019 using the cumulative-effect method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s operating lease is primarily related to a property lease for its laboratory and corporate offices. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants, nor does it contain an additional lease extension.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The net lease asset was adjusted for deferred rent, lease incentives, and prepaid rent. Variable rent expense is made up of expenses for common area maintenance and shared utilities and were not included in the determination of the present value of lease payments. The Company has no finance leases. The new lease standard did not materially impact its condensed consolidated statements of operations.

The impact of the new lease standard on the March 31, 2019 was as follows (in thousands, except years and percentages):

March 31, 2019
Straight-line rent expense recognized for operating lease	$150
Variable rent expense recognized for operating lease	75
Total lease cost	$225

Weighted average remaining lease term (in years)	2.75
Weighted average discount rate	12.05%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$153
Cash lease expense (imputed interest expense component of net income)	45

Future minimum lease payments under the operating lease as of March 31, 2019 are as follows (in thousands):

Operating lease
March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$459
2020	630
2021	649
Total undiscounted lease payments	$1,738
Less: imputed interest	253
Total operating lease liabilities	$1,485

Rent expense under the operating lease was $150,000 and $153,000 for the three months ended March 31, 2019 and 2018, respectively. Prior to the Company’s adoption of the new leases standard, future minimum lease payments as of December 31, 2018, which were undiscounted, were as follows (in thousands):

Years ending December 31:
2019	$612
2020	630
2021	649
Total	$1,891

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued expenses	$596	$495
Accrued clinical trial costs	363	276
Grant liability	638	645
Customer deposits	118	112
Total	$1,715	$1,528

(8)   Warrants for Common Stock

On December 24, 2018, the Company issued 2,666,666 warrants to purchase the Company’s common stock in connection with the sale of an aggregate of 5,333,332 shares of the Company’s common stock at a purchase price of $0.75 per share for aggregate proceeds of $3.8 million, net of $200,000 expenses. The warrants are exercisable immediately for cash and after six months will also be exercisable on a cashless basis if there is no effective registration statement registering the resale of the warrants. Warrants can be settled in unregistered shares. The warrants have an exercise price of $0.75 per share and will expire on December 24, 2023. The issued warrants are standalone financial instruments and were equity classified in accordance with US GAAP.

(9)   Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2019 and 2018 was recorded as follows (in thousands):

	Three months ended March 31,
	2019	2018
Cost of goods sold	$46	$30
Research and development	242	197
Selling, general and administrative	402	388
Share-based compensation expense	$690	$615

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price

Balance, December 31, 2018	5,477,364	$2.80
Stock options granted	—	—
Stock options exercised	—	—
Stock options canceled	—	—
Balance, March 31, 2019	5,477,364	$2.80
Exercisable and vested, March 31, 2019	2,961,574	$2.71

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2019 is approximately $5.2 million to be recognized over a remaining weighted average service period of 2.2 years.

Non-Employee Director Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2018	267,359	$2.84
RSUs granted	-	-
RSUs vested	(20,444)	$11.04
RSUs forfeited	-	-
Balance, March 31, 2019	246,915	$2.16

Unrecognized share-based compensation for employee RSUs granted through March 31, 2019 is approximately $235,000 to be recognized over a remaining weighted average service period of 0.8 years.

(10)  Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding since the effects of potentially dilutive securities are antidilutive due to its net loss position.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2019	2018
Stock options to purchase common stock	5,477,364	3,816,927
Unvested restricted stock units	246,915	61,333
Common stock warrants	2,666,666	-
Total	8,390,945	3,878,260

(11)    Income Taxes

During the three months ended March 31, 2019 and 2018, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2019, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(12)    Related Party Transactions

In August 2016, the Company granted an option to purchase 418,977 shares of common stock, with a 4-year vesting period and an exercise price of $1.80 per share, to OPKO Health, Inc. (“OPKO”) as consideration for consulting services to be provided by OPKO. BioCardia recorded approximately $22,000 (as adjusted for the adoption of ASU 2018-07) and $37,000 as share-based compensation expense related to the OPKO stock option during the three months ended March 31, 2019 and 2018, respectively. The estimated grant-date fair value of the option was $5.3 million. The term of the consulting agreement is 4 years and will be automatically renewed for successive one year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

(13)    Subsequent Events

In April 2019, the Company submitted a Form S-1 Registration Statement (S-1) to the Securities and Exchange Commission in order to offer for sale units consisting of shares of common stock or some combination of common stock and warrants to purchase shares of common stock. Proposed maximum aggregate offering is approximately $18,000,000. The net cash realized by the Company will be less than the maximum aggregate offering due to offering expenses, underwriting discounts and commissions. The S-1 has not yet been declared effective by the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, and (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q and those listed in our Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $3.7 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $90.0 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. There can be no assurances as to the availability of capital or the terms on which capital will be available, if at all.

CardiAMP Cell Therapy System

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

The Data Safety Monitoring Board (DSMB) safety review of the 10-patient roll-in cohort treated at three clinical sites was completed successfully in the third quarter of 2017, and efficacy data from the primary endpoint in the open label roll-in cohort was presented at the American Heart Association Scientific Sessions in 2018. At the primary endpoint of exercise capacity at 12 months, the 10-patient roll-in cohort of the trial showed clinically meaningful improvement, walking an average of 46.4 meters more than baseline, although the improvement was not considered statistically significant (p=0.06). Eight of the 10 patients experienced improvement in their exercise capacity based on the distance they were able to walk above their baseline. This improvement is more than triple the average improvement over baseline reported in the CardiAMP-treated arm of the Phase II TAC-HFT-MNC trial, and greater than the average improvement seen in a number of pivotal trials for implantable pacemakers to treat heart failure. In the secondary efficacy endpoint of quality of life, patients showed a clinically meaningful improvement of 9.8 points relative to baseline, which was not statistically significant (p=0.33) in the small cohort.  Seven of the 10 patients reported better quality of life after CardiAMP treatment. This was a greater improvement over baseline than was seen in the Phase II TAC-HFT-MNC trial of CardiAMP therapy.

The secondary efficacy endpoints of superiority relative to major adverse cardiac events (MACE) and survival were not possible to assess in this roll-in cohort as there is no control arm specific to this cohort. There were no treatment emergent major adverse cardiac events (MACE) in this group at 30 days, while there was one MACE event due to a hospitalization at nine months. All patients from this cohort were alive and out of the hospital at 12 months.

The CardiAMP Heart Failure Trial is actively enrolling today at 21 clinical sites, which have enrolled 37 patients in the trial to date. The rate of enrollment is increasing, which we believe is due to additional data presented from the roll-in cohort, the addition of world class centers to the trial, and the completion of competitive clinical programs. We anticipate a first interim readout from the trial in Q3 2019, a second interim readout in Q3 2020, that trial enrollment will be completed in Q3 2020 and that top line data will be available in Q3 2021.

In January 2018, the FDA approved a second investigational device exemption (IDE) for the randomized controlled pivotal trial of autologous bone marrow mononuclear cells using the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and leverages our experience and investment in the heart failure trial. We anticipate that many of the investigators and sites will be the same for both the heart failure and chronic myocardial ischemia indications.

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

CardiALLO Cell Therapy System

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived “off the shelf” mesenchymal stem cell therapy. CardiALLO cell therapy cells are expanded from Neurokinin-1 receptor (“NK1-receptor” or “NK1R”) positive bone marrow cells. While these cells are being advanced to treat heart failure, they have potential for numerous therapeutic applications as these are anticipated to be the cells that respond to the release of Substance P. Substance P (“SP”) is a neuropeptide released from sensory nerves and is associated with the inflammatory processes and pain. SP is believed to be a key first responder to most noxious/extreme stimuli (stressors), i.e., those with a potential to compromise biological integrity. SP is thus regarded as an immediate defense, stress, repair survival system. The endogenous receptor for SP is the NK1-receptor, which is distributed over cytoplasmic membranes of many cell types (for example neurons, glia, endothelia of capillaries and lymphatics, fibroblasts, stem cells, and white blood cells) in many tissues and organs. SP amplifies or excites most cellular processes. Elevation of serum, plasma, or tissue SP and/or its receptor NK1R has been associated with many diseases: sickle cell crisis, inflammatory bowel disease, major depression and related disorders, fibromyalgia rheumatological, and infections such as HIV/AIDS and respiratory syncytial virus, as well as in cancer.

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

The subset of patients we are targeting initially for the CardiALLO Heart Failure Trial are those that have been excluded from our ongoing CardiAMP Heart Failure Trial due to their lower cell potency assay scores. CardiALLO trial activation is anticipated to enhance enrollment in the CardiAMP Heart Failure Trial. Further, if the CardiAMP trial is successful there is the potential for the CardiALLO therapy indication to be designated as an orphan indication.

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System or “Helix” is believed to be the leading percutaneous catheter delivery system for cardiovascular regenerative medicine. It enables investigational studies of local delivery of cell and gene based therapies, including CardiAMP and CardiALLO cell therapies to treat cardiovascular indications. Helix is in use or has potential to be used to treat many cardiac diseases including heart failure with reduced ejection fraction, heart failure with preserved ejection fraction, obstructive hypertrophic cardiomyopathy, myocardial infarction, chronic myocardial ischemia, and cardiac conduction disorders. The Helix’s small hollow, distal helical needle is advanced, similar to an angioplasty catheter, and is passed over the aortic arch and across the aortic valve through the Company’s Morph guide catheter or “Morph”. The Helix is then advanced from within the Morph, and its helical needle is rotated into the heart tissue to provide active fixation during therapeutic delivery, similar to the active fixation electrodes used in cardiac pacing. This fixation to the beating heart wall provides for stability and control during the delivery procedure. It uses simplified fluoroscopic imaging, crosses the aortic arch and valve over a guide wire, and provides the operator with three degrees of freedom to maximize operator control. The Helix is under investigational use in the United States and is being used in pre-clinical and clinical investigations of cell, gene, and protein therapies.

Morph Deflectable Guide and Sheaths Product

BioCardia’s Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient's anatomy and their clinical needs during the procedure, and to have stellar back up support once positioned. Morph catheters enable all Helix procedures and have been commercially available to treat more than ten thousand patients. A number of Morph guides and sheaths are approved for commercial sale in the United States.

Morph AVANCE™ Steerable Introducer

The AVANCE™ steerable introducer, is an investigational device designed for introducing various cardiovascular catheters into the heart, including via the left side of the heart through the interatrial septum. The AVANCE steerable introducer leverages technology from its FDA-cleared Morph steerable introducer with several enhancements for transseptal procedures, which are designed to improve upon commercially-available offerings. The device is virtually whipless around curves due to its helically arranged pull-wires, enabling greater predictability, stability and control during procedures. It is bidirectional, when most available offerings are uni-directional, allowing for better catheter conformance to patient anatomy and easier navigation through tortuous anatomy. AVANCE also offers rotating hemostasis, which helps reduce physician frustration with tangled fluid lines during a procedure.

Procedures that leverage transseptal delivery include atrial fibrillation ablation, patent foramen ovale (PFO) and atrial septal defect (ASD) repair, percutaneous mitral valve repair, left atrial appendage closure, and percutaneous left ventricular assist device placement, among others. FDA clearance of the 510(k) submitted to the FDA during the first quarter of 2019 was received in May 2019.

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

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress of completion of specific tasks using information and data provided to us by our vendors and clinical sites. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and the services are received.

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

Apart from the adoption of ASU No. 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting on January 1, 2019, which led to an amended stock-based compensation policy (see Note 2 of our Condensed Consolidated Financial Statements), there have been no changes in our critical accounting estimates or accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Revenue:
Net product revenue	$76	$82
Collaboration agreement revenue	140	117
Total revenue	216	199
Costs and expenses:
Cost of goods sold	106	157
Research and development	2,166	1,955
Selling, general and administrative	1,631	1,707
Total costs and expenses	3,903	3,819
Operating loss	(3,687)	(3,620)
Other income (expense):
Interest income	23	36
Other income (expense)	(1)	—
Total other income, net	22	36
Net loss	$(3,665)	$(3,584)

Revenue.    Revenue increased by approximately $17,000 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased revenue earned under programs with our collaborative partners. We expect collaboration agreement revenues to increase modestly in 2019. We expect net product revenue will be flat or increase modestly in the latter half of 2019 depending on demand for the new Morph AVANCE™ steerable introducer and subject to our ability to secure funding for marketing and production.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $51,000 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease in product sales volumes. We expect cost of goods sold to increase moderately in 2019, depending on the sales volumes of Morph AVANCE™ in 2019.

Research and Development Expenses. Research and development expenses increased by approximately $211,000 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased expenses incurred in conducting the ongoing pivotal CardiAMP Heart Failure Trial and in the development of the CardiALLO Cell Therapy System. These expenses include fees paid to consultants and contract research organizations (CRO) and additional personnel costs. We expect research and development expenses to continue to increase as enrollment accelerates in the CardiAMP Heart Failure Trial and we further develop the CardiAMP and CardiALLO platforms.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2019 totaled $1,631,000 which was a 4.5% decrease as compared to $1,707,000 for the three months ended March 31, 2018. We expect selling, general and administrative expenses for 2019 to remain relatively consistent in the latter half of 2019 compared to the same period in 2018.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2019, we had an accumulated deficit of approximately $90.0 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through our reverse merger transaction that was completed on October 24, 2016 and the $3.8 million raised from the sale of unregistered securities on December 24, 2018. As of March 31, 2019, we had cash and cash equivalents of approximately $2.8 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(2,465)	(3,036)
Investing activities	(55)	(5)
Financing activities	—	5
Net decrease in cash and cash equivalents	$(2,520)	$(3,036)

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of $571,000 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 related primarily to payment of personnel related costs in the three months ended March 31, 2018 that were not incurred during the three months ended March 31, 2019, board cash compensation that was deferred coupled with reduced professional fees during the three months ended March 31, 2019. We expect spending to increase as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell therapy systems and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities. Net cash used in investing activities of $55,000 during the three months ended March 31, 2019 consisted primarily of purchases of lab equipment.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $2.8 million as of March 31, 2019 are not sufficient to fund our operations beyond the second quarter of 2019. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, through and beyond the second quarter of 2019, we will be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations, but there can be no assurances as to the availability of capital or the terms on which capital will be available, if at all. See Note 13 of the condensed consolidated financial statements. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of and for the three months ended March 31, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

There have been no material changes in our market risks during the quarter ended March 31, 2019.

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

Interest Rate Risk

As of March 31, 2019, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. The risks described in this report and in our Annual Report on 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

BIOCARDIA, INC. (Registrant)

Date: May 15, 2019	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)