Form 10-Q
period 2019-06-30
BioCardia, Inc.
filed 2019-08-14
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 Common Stock, par value $0.001 Warrant to Purchase Common Stock	BCDA BCDAW	The Nasdaq Capital Market The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,847,471 shares of the registrant’s Common Stock issued and outstanding as of August 5, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$517	$5,358
Accounts receivable, net of allowance for doubtful accounts of $14 and $9 at June 30, 2019 and December 31, 2018	204	274
Inventory	5	141
Short-term investments		—
Prepaid expenses and other current assets	426	445
Total current assets	1,152	6,218
Property and equipment, net	218	145
Operating lease right-of-use asset, net	1,292	—
Other assets	54	54
Total assets	$2,716	$6,417
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,626	$1,020
Accrued expenses and other current liabilities	1,952	1,528
Operating lease liability - current	488	—
Total current liabilities	4,066	2,548
Operating lease liability - noncurrent	886	—
Deferred rent	—	77
Total liabilities	4,952	2,625
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 4,847,471 and 4,845,697 shares issued and outstanding as of June 30, 2019 and December 31, 2018	44	43
Additional paid-in capital	91,496	90,110
Accumulated deficit	(93,776)	(86,361)
Total stockholders’ (deficit) equity	(2,236)	3,792
Total liabilities and stockholders’ equity	$2,716	$6,417

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$62	$89	$139	$171
Collaboration agreement revenue	24	150	163	267
Total revenue	86	239	302	438
Costs and expenses:
Cost of goods sold	191	135	297	292
Research and development	2,219	2,031	4,385	3,986
Selling, general and administrative	1,438	1,325	3,070	3,032
Total costs and expenses	3,848	3,491	7,752	7,310
Operating loss	(3,762)	(3,252)	(7,450)	(6,872)
Other income (expense):
Interest income	13	35	36	71
Other expense	(1)	—	(1)	—
Total other income	12	35	35	71
Net loss	$(3,750)	$(3,217)	$(7,415)	$(6,801)

Net loss per share, basic and diluted	$(0.77)	$(0.76)	$(1.53)	$(1.60)

Weighted-average shares used in computing net loss per share, basic and diluted	4,847,829	4,249,698	4,847,746	4,249,192

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2018	4,845,697	$43	$90,110	$(86,361)	$3,792
Restricted stock units vested and issued	2,268	1	—	—	1
Share-based compensation	—	—	690	—	690
Net loss	—	—	—	(3,665)	(3,665)
Balance at March 31, 2019	4,847,965	$44	$90,800	$(90,026)	$818
Reverse stock split fractional share true up	(494)	—	—	—	—
Share-based compensation	—	—	696	—	696
Net loss	—	—	—	(3,750)	(3,750)
Balance at June 30, 2019	4,847,471	$44	$91,496	$(93,776)	$(2,236)

Balance at December 31, 2017	4,246,519	$38	$83,537	$(72,450)	$11,125
Adjustments to opening balance for change in accounting principle	—	—	—	46	46
Restricted stock units vested and issued	2,271	—	—	—	—
Exercise of stock options	237	—	5	—	5
Share-based compensation	—	—	615	—	615
Net loss	—	—	—	(3,584)	(3,584)
Balance at March 31, 2018	4,249,027	$38	$84,157	$(75,988)	$8,207
Adjustments to opening balance for change in accounting principle	—	—	—	30	30
Restricted stock units vested and issued	4,073	—	—	—	—
Share-based compensation	—	—	738	—	738
Net loss	—	—	—	(3,217)	(3,217)
Balance at June 30, 2018	4,253,100	$38	$84,895	$(79,175)	$5,758

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net loss	$(7,415)	$(6,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	52	—
Depreciation and amortization	49	44
Amortization of right-of-use asset	213	—
Share-based compensation	1,386	1,353
Changes in operating assets and liabilities:
Accounts receivable	70	(96)
Inventory	85	55
Prepaid expenses and other current assets	18	58
Accounts payable	609	(390)
Accrued expenses and other current liabilities	472	25
Deferred revenue	—	(65)
Deferred rent	—	3
Operating lease liability - noncurrent	(256)	—
Net cash used in operating activities	(4,717)	(5,814)
Investing activities:
Purchase of property and equipment	(124)	(46)
Net cash used in investing activities	(124)	(46)
Financing activities:
Proceeds from the exercise of common stock options	—	5
Net cash provided by financing activities	—	5
Net change in cash and cash equivalents	(4,841)	(5,855)
Cash and cash equivalents at beginning of period	5,358	12,689
Cash and cash equivalents at end of period	$517	$6,834

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

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

BioCardia also has three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix™ biotherapeutic delivery system, or Helix; and (3) the Morph® steerable guide and sheath catheter portfolio, including the new AVANCE™ steerable introducer family. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations, shareholders equity, and cash flows as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 2, 2019.

(b)	Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $93.8 million as of June 30, 2019. Management expects operating losses and negative cash flows to continue through the next several years. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. Based on management’s current plans, management believes cash and cash equivalents of $517,000 as of June 30, 2019, together with the $625,000 in proceeds received from the convertible promissory notes issued in July 2019 and the $8.76 million in net cash received from the public offering in August (see Note 13), may not be sufficient to fund the Company for one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(g)	Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force did not or are not believed by management to have a material impact on the Company’s financial statement presentation or disclosures.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of June 30, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$517	$—	$—	$517

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,358	$—	$—	$5,358

(4)      Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$—	$79
Work in process	—	39
Finished goods	5	23
Total	$5	$141

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $78,000, and $80,000 for the three and six months ended June 30, 2019, respectively. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $12,000, and $15,000 for the three and six months ended June 30, 2018, respectively.

(5)      Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Computer equipment and software	$124	119
Laboratory and manufacturing equipment	548	481
Furniture and fixtures	55	55
Leasehold improvements	332	332
Construction in progress	53	3
Property and equipment, gross	1,112	990
Less accumulated depreciation	(894)	(845)
Property and equipment, net	$218	145

Depreciation expense totaled approximately $26,000 and $49,000 for the three and six months ended June 30, 2019, respectively. Depreciation expense totaled approximately $22,000 and $44,000 for the three and six months ended June 30, 2018, respectively.

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

The impact of the new lease standard on the three and six months ended June 30, 2019 was as follows (in thousands, except years and percentages):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Straight-line rent expense recognized for operating lease	$150	$301
Variable rent expense recognized for operating lease	63	138
	$213	$439

Weighted average remaining lease term (in years)		2.5
Weighted average discount rate		12.05%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Cash paid for amounts included in the measurement of lease liabilities	$153	$306
Cash Lease Expense (imputed interest expense component of net income)	42	87

Future minimum lease payments under the operating lease as of June 30, 2019 are as follows (in thousands):

Operating Lease
June 30,2019
Remainder of 2019	$306
Years ending December 31,
2020	630
2021	649
Total undiscounted lease payments	1,585
Less imputed interest	211
Total operating lease liabilities	$1,374

Prior to the Company’s adoption of the new lease standard, future minimum lease payments as of December 31, 2018, which were undiscounted, were as follows (in thousands):

Years ending December 31,
2019	$612
2020	630
2021	649
Total	$1,891

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued expenses	$739	$495
Accrued clinical trial costs	474	276
Grant liability	635	645
Customer deposits	104	112
Total	$1,952	$1,528

(8)   Stockholders’ Equity

Public Offering on Form S-1 Registration Statement - In April 2019, the Company submitted a Form S-1 Registration Statement (S-1) to the Securities and Exchange Commission (SEC), which was subsequently amended. On August 2, 2019, the Company entered into an underwriting agreement with Maxim Group LLC, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering pursuant to the S-1, of 1,666,667 units consisting of one share of common stock, par value of $0.001 per share, and a warrant to purchase one share of common stock The offering price to the public was $6.00 per unit. The warrants are immediately exercisable for shares of common stock at a price of $6.30 per share and expire five years from the date of issuance. The underwriters have been granted a 45-day option to purchase up to 250,000 additional shares of common stock, and/or 250,000 additional warrants to cover over-allotments, if any. The closing of the offering occurred on August 6, 2019. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $8.76 million, or $10.15 million if the underwriters exercise their over- allotment option in full. On July 5, 2019, the Company issued $625,000 in convertible notes with an interest rate of 14.0% per year to accredited investors, a portion of which were issued to certain of our officers and directors and a principal stockholder (or their respective affiliated entities). At the closing of the offering, the unpaid principal and interest converted into 210,887 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at a conversion price of $3.00 per unit. The warrants have the same terms, including exercise price and expiration date, as the warrants issued in the public offering. See Note 13 for more information.

Reverse Stock Split - On June 6, 2019 the Company effected a 1-for-9 reverse stock split of the Company’s common stock. Neither the par value nor the authorized number of shares was adjusted as a result of the reverse stock split. All issued and outstanding common stock, warrants, stock options, restricted stock units and per share amounts contained in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Warrants for Common Stock - On December 24, 2018, the Company issued 296,296 warrants (as adjusted for the reverse stock split described above) to purchase the Company’s common stock in connection with the sale of an aggregate of 592,592 shares (as adjusted) of the Company’s common stock at a purchase price of $6.75 per share (as adjusted) for aggregate proceeds of $3.8 million, net of $200,000 in expenses. The warrants are exercisable immediately for cash and, since six months has passed, are also exercisable on a cashless basis until an effective registration statement has been filed registering the resale of the shares issuable upon exercise of the warrants. Warrants can be settled in unregistered shares. The warrants have an exercise price of $6.75 per share and will expire on December 24, 2023. The issued warrants are standalone financial instruments and were equity classified in accordance with US GAAP.

 (9)   Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2019 and 2018 was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$46	$36	$92	$66
Research and development	251	264	494	461
Selling, general and administrative	399	438	800	826
Share-based compensation expense	$696	$738	$1,386	$1,353

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price

Balance, December 31, 2018	608,485	$25.16
Stock options granted	14,000	10.05
Stock options exercised	—	-
Stock options canceled	(4,119)	45.10
Balance, June 30, 2019	618,366	$24.75
Exercisable and vested, June 30, 2019	362,368	$24.57

Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2019 is approximately $3.9 million to be recognized over a remaining weighted average service period of 2.0 years.

Non-Employee Director Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Stock options canceled	29,694	$25.56
RSUs granted	-	-
RSUs vested	(2,268)	$99.36
RSUs forfeited	-	-
Balance, June 30, 2019	27,426	$19.45

Unrecognized share-based compensation for RSUs granted through June 30, 2019 is approximately $148,000 to be recognized over a remaining weighted average service period of 0.5 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2019	2018
Stock options to purchase common stock	618,366	630,911
Unvested restricted stock units	27,426	4,543
Common stock warrants	296,296	-
Total	942,088	635,454

(11)    Income Taxes

During the three and six months ended June 30, 2019 and 2018, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2019, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(12)    Related Party Transactions

In August 2016, the Company granted an option to purchase 46,553 shares of common stock, with a 4-year vesting period and an exercise price of $16.20 per share, to OPKO Health, Inc. (“OPKO”) as consideration for consulting services to be provided by OPKO. BioCardia recorded approximately $22,000 and $44,000 as share-based compensation expense related to the OPKO stock option in selling, general and administrative expense during the three and six months ended June 30, 2019, respectively. BioCardia recorded approximately $37,000 and $62,000 as share-based compensation expense related to the OPKO stock option in selling, general and administrative expense during the three and six months ended June 30, 2018, respectively. The estimated grant-date fair value of the option was $5.3 million. The term of the consulting agreement is 4 years and will be automatically renewed for successive one-year periods. The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

(13)    Subsequent Events

On July 5, 2019, BioCardia entered into a note purchase agreement pursuant to which the Company issued on such date $625,000 in aggregate principal amount of convertible promissory notes to accredited investors, a portion of which were certain of the Company’s officers and directors and a principal stockholder (or their respective affiliates). Interest on the convertible notes accrues at the rate of 14.0% per year. Upon the closing of the Company’s public offering of units on August 6, 2019 the unpaid principal and interest on the convertible notes totaling approximately $633,000, converted into 210,887 units, unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a conversion price of $3.00 per unit.

On July 11, 2019, BioCardia signed an extension to a 2017 development agreement with a global biotherapeutics leader for BioCardia’s Helix™ biotherapeutic delivery catheter system. The agreement is exclusive with respect to a class of biotherapeutic agents that BioCardia is not currently developing on its own or with any other party and is time limited. Under the terms of the initial pre-clinical phase of the relationship, BioCardia received an upfront payment of $1,000,000 on August 13, 2019, a portion of which will be creditable to BioCardia biotherapeutic delivery systems, support and training.

On August 2, 2019, the Company entered into an underwriting agreement with Maxim Group LLC, as representative of the several underwriters name therein, related to a firm commitment underwritten public offering pursuant to the S-1, of 1,666,667 units consisting of one share of common stock, par value of $0.001 per share, and a warrant to purchase one share of common stock.  The offering price to the public was $6.00 per unit. The warrants are immediately exercisable for shares of common stock at a price of $6.30 per share and expire five years from the date of issuance. The offering price to the public of $6.00 resulted in total gross proceeds of $10.0 million. The net proceeds realized by the Company is approximately $8.76 million, after deducting estimated offering expenses of $635,000 and underwriting discounts and commissions of approximately $610,000. BioCardia has granted to the underwriters a 45-day option to purchase up to 250,000 additional shares of common stock, and/or 250,000 additional warrants to cover over-allotments, if any.

On August 2, 2019 the Company’s common stock and warrants to purchase common stock began trading on the Nasdaq Capital Market. Previously the common stock was quoted on the OTCQB Marketplace (OTCQB) under the symbol, “BCDA”.  “BCDA” and “BCDAW” are the trading symbols for the Company’s common stock and warrants to purchase common stock, respectively, on the Nasdaq Capital Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q and those listed in our Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $3.8 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $93.8 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. There can be no assurances as to the availability of capital or the terms on which capital will be available, if at all.

CardiAMP Cell Therapy System

The CardiAMP Heart Failure Trial is actively enrolling today at 23 clinical sites, which have enrolled 49 patients in the trial to date. The rate of enrollment is increasing, which we believe is due to additional data presented from the roll-in cohort, the addition of world class centers to the trial, and the completion of competitive clinical programs. We anticipate a first interim readout from the trial in Q3 2019, that trial enrollment will be completed in Q3 2020 and that top line data will be available in Q3 2021.

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

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both the CardiAMP Heart Failure Trial and the CardiAMP Chronic Myocardial Ischemia Trial qualify for Medicare national coverage. Covered costs are anticipated to include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure.  Private insurance plans covering 50 million insured Americans follow this CMS reimbursement policy and are similarly anticipated to cover these costs.

CardiALLO Cell Therapy System

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived “off the shelf” mesenchymal stem cell therapy. CardiALLO cell therapy cells are expanded from Neurokinin-1 receptor positive bone marrow cells. While these cells are being advanced to treat heart failure, they have potential for numerous therapeutic applications as these are anticipated to be the cells that respond to the release of Substance P. Substance P (“SP”) is a neuropeptide released from sensory nerves and is associated with the inflammatory processes and pain. SP is believed to be a key first responder to most noxious/extreme stimuli (stressors), i.e., those with a potential to compromise biological integrity. SP is thus regarded as an immediate defense, stress, repair survival system. The endogenous receptor for SP is the Neurokinin-1 receptor, which is distributed over cytoplasmic membranes of many cell types (for example neurons, glia, endothelia of capillaries and lymphatics, fibroblasts, stem cells, and white blood cells) in many tissues and organs. SP amplifies or excites most cellular processes. Elevation of serum, plasma, or tissue SP and/or its receptor Neurokinin-1 has been associated with many diseases: sickle cell crisis, inflammatory bowel disease, major depression and related disorders, fibromyalgia rheumatological, and infections such as HIV/AIDS and respiratory syncytial virus, as well as in cancer.

Our CardiALLO Neurokinin-1 positive derived cells are believed to be an important subset of the cells that we have delivered in our previous preclinical and clinical mesenchymal stem cell studies. We believe this therapy presents the advantages of an "off the shelf" therapy that does not require tissue harvesting or cell processing. We have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies. We are working to obtain FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in the second half of 2019.

The subset of patients we are targeting initially for the CardiALLO Heart Failure Trial are those that have been excluded from our ongoing CardiAMP Heart Failure Trial due to their lower cell potency assay scores. If the CardiAMP trial is successful there is the potential for the CardiALLO therapy indication to be designated as an orphan indication.

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System or “Helix” is believed to be the leading percutaneous catheter delivery system for cardiovascular regenerative medicine. It enables investigational studies of local delivery of cell and gene-based therapies, including CardiAMP and CardiALLO cell therapies to treat cardiovascular indications. Helix is in use or has potential to be used to treat many cardiac diseases including heart failure with reduced ejection fraction, heart failure with preserved ejection fraction, obstructive hypertrophic cardiomyopathy, myocardial infarction, chronic myocardial ischemia, and cardiac conduction disorders. The Helix’s small hollow, distal helical needle is advanced, similar to an angioplasty catheter, and is passed over the aortic arch and across the aortic valve through the Company’s Morph guide catheter or “Morph”. The Helix is then advanced from within the Morph, and its helical needle is rotated into the heart tissue to provide active fixation during therapeutic delivery, similar to the active fixation electrodes used in cardiac pacing. This fixation to the beating heart wall provides for stability and control during the delivery procedure. It uses simplified fluoroscopic imaging, crosses the aortic arch and valve over a guide wire, and provides the operator with three degrees of freedom to maximize operator control. The Helix is under investigational use in the United States and is being used in pre-clinical and clinical investigations of cell, gene, and protein therapies.

Morph Deflectable Guide and Sheaths Product

BioCardia’s Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient's anatomy and their clinical needs during the procedure, and to have stellar back up support once positioned. Morph catheters enable all Helix procedures and have been commercially available to treat more than ten thousand patients. A number of Morph guides and sheaths are approved for commercial sale in the United States, including the Morph AVANCE™ which received FDA clearance in May 2019.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$62	$89	$139	$171
Collaboration agreement revenue	24	150	163	267
Total revenue	86	239	302	438
Costs and expenses:
Cost of goods sold	191	135	297	292
Research and development	2,219	2,031	4,385	3,986
Selling, general and administrative	1,438	1,325	3,070	3,032
Total costs and expenses	3,848	3,491	7,752	7,310
Operating loss	(3,762)	(3,252)	(7,450)	(6,872)
Other income (expense):
Interest income	13	35	36	71
Other income (expense)	(1)	—	(1)	—
Total other income, net	12	35	35	71
Net loss	$(3,750)	$(3,217)	$(7,415)	$(6,801)

Revenue.    Revenue decreased to $86,000 in the second quarter of 2019 as compared to $239,000 in the second quarter of 2018.  Revenues decreased to $302,000 in the six months ended June 30, 2019 as compared to $438,000 in the six months ended June 30, 2018.  These decreases are primarily due to the timing of partnering activities under programs with our collaborative partners. We expect collaboration agreement revenues to increase during the latter half of 2019 and modestly year over year. We expect net product revenue will be flat or decrease modestly in the latter half of 2019, depending on demand for the new Morph AVANCE™ steerable introducer.

Cost of Goods Sold.    Cost of goods sold increased by approximately $56,000 and $5,000, respectively, during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to an increase in inventory reserves for raw materials related to transitioning production to the new Morph AVANCE™ product family. We expect cost of goods sold to increase moderately in 2019, depending on the sales volumes of Morph AVANCE™ in 2019, which is expected to have higher per unit manufacturing costs for the initial production runs.

Research and Development Expenses. Research and development expenses increased by approximately $188,000 and $399,000, respectively, during the three months and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to increased expenses incurred in conducting the ongoing pivotal CardiAMP Heart Failure Trial and in the development of the CardiALLO Cell Therapy. These expenses include fees paid to consultants and contract research organizations (CRO) and additional personnel costs. We expect research and development expenses to continue to increase modestly as we advance the CardiAMP Heart Failure Trial and we further develop the CardiAMP and CardiALLO platforms.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three and six months ended June 30, 2019 increased by approximately $113,000 and $38,000, respectively, compared to the three and six months ended June 30, 2018, primarily due to expenses associated with the reverse stock split and the up listing to the Nasdaq Capital Market. We expect selling, general and administrative expenses for 2019 to remain relatively consistent in the latter half of 2019 compared to the same period in 2018.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2019, we had an accumulated deficit of approximately $93.8 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through our reverse merger transaction that was completed on October 24, 2016 and the $3.8 million raised from the sale of unregistered securities on December 24, 2018. As of June 30, 2019, we had cash and cash equivalents of approximately $517,000.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ending June 30, 2019
	2019	2018
Net cash provided by (used in):
Operating activities	$(4,717)	(5,814)
Investing activities	(124)	(46)
Financing activities	—	5
Net decrease in cash and cash equivalents	$(4,841)	$(5,855)

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of $1.1 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 related primarily to payment of personnel related costs in the six months ended June 30, 2018 that were not incurred during the six months ended June 30, 2019, board cash compensation that was deferred coupled with reduced professional fees during the six months ended June 30, 2019. We expect spending to increase as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell therapy systems and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities. Net cash used in investing activities of $124,000 during the six months ended June 30, 2019 consisted primarily of purchases of lab equipment and clean room environmental systems.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $517,000 as of June 30, 2019, together with the $625,000 in proceeds received from the convertible promissory notes issued in July 2019 and the $8.76 million in net cash received from the public offering received in August 2019, may not be sufficient to fund our operations for one year from the date these financial statements are issued. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, beyond one year from the date these financial statements are issued, we may be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements as well as selling off rights to certain non-core assets, to finance our future operations, but there can be no assurances as to the availability of capital or the terms on which capital will be available, if at all. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of and for the six months ended June 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

There have been no material changes in our market risks during the quarter ended June 30, 2019.

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

Interest Rate Risk

As of June 30, 2019, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

Foreign Currency Exchange Risks

We are a U.S. entity and our functional currency is the U.S. dollar. The vast majority of our revenues were derived from sales in the United States. We have business transactions in foreign currencies; however, we believe we do not have significant exposure to risk from changes in foreign currency exchange rates at this time. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management does not believe that we are a party to any material legal proceedings. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not become material or have a material adverse effect on our business, financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, as well as the information, financial statements and related notes included in in our Annual Report on Form 10-K for the year ended December 31, 2018, any of which may be relevant to decisions regarding an investment in or ownership of our securities.. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially harmed. In that event, the market price of our securities could decline, and you could lose part or all of your investment.

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the three months ended June 30, 2019 was $3.8 million and our accumulated deficit totaled approximately $93.8 million as of June 30, 2019. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

To date, our only approved or cleared products are our Morph universal deflectable guide catheters and Morph AccessPro sheaths, or Morph, in the United States and Europe and our HelixTM biotherapeutic delivery system, or Helix, in Europe. Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business and predict our future prospects. Our short commercialization experience and limited number of approved products also makes it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to successfully complete our Phase III pivotal trials in heart failure and chronic myocardial ischemia and obtain FDA approval for, and then successfully commercialize, the CardiAMP Cell Therapy System.

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

Our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC.

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

Because the CardiAMP Cell Therapy System is, to our knowledge, the first cardiac cell-based therapy with an accepted pivotal trial that is to be regulated by the FDA via the premarket approval pathway, the approval process for the CardiAMP Cell Therapy System is uncertain.

Although we have obtained FDA acceptance of Phase III pivotal trials of the CardiAMP Cell Therapy System for the treatment of ischemic systolic heart failure and chronic myocardial ischemia, this does not guarantee any particular outcome from regulatory review. To the best of our knowledge, the CardiAMP Cell Therapy System for the treatment of ischemic systolic heart failure is the first cardiac cell-based therapy with an accepted pivotal trial that is to be regulated by the FDA Center for Biologics Evaluation and Research, or CBER, via the premarket approval, or PMA, pathway requiring a single trial. The CardiAMP Cell Therapy System for the treatment of chronic myocardial ischemia is also to be regulated under the same IDE/PMA pathway. All other cardiac cell-based therapies in clinical trials are believed to be regulated by the same agency, but as biologics which generally require two separate pivotal trials. There is no guarantee that the FDA will grant us regulatory clearance or approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial, or that the FDA will continue to allow us to develop the CardiAMP Cell Therapy System via the PMA pathway. Two well-controlled pivotal studies could be necessary to provide FDA assurance of safety or effectiveness. If the FDA approval process does not occur as we anticipate or we are required to conduct more than one pivotal study to obtain approval, we may incur substantial additional costs and delays to obtain approval, if at all, which would have a material adverse impact on our business, financial condition and prospects.

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

We have encountered, and may in the future encounter substantial delays in our clinical studies.

We have encountered, and may in the future encounter substantial delays in our clinical studies. We cannot guarantee that any preclinical testing or clinical trials will be conducted as planned or completed on schedule, if at all. As a result, we may not achieve our expected clinical milestones. A failure can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

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

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. For example, in 2014 we notified the FDA that we were going to initiate a voluntary recall of our Morph AccessPro product based on a manufacturing observation, which was completed to the FDA’s satisfaction in the same year, and in 2017 we updated our instructions for use for the Helix™ and Morph catheter products to provide guidance on known potential risks. There can be no guarantee that we will not experience similar product recalls or changes in the future with these products or our other products or therapeutic candidates, if approved.

Modifications to our products may require reclassifications, new regulatory approvals or clearances, or may require us to cease marketing or recall the modified products until new CE marking is obtained.

Currently there are six Morph product family model numbers that have been approved for commercial use in the United States via a 510(k) clearance. A modification to these products could lead to a reclassification and could result in further requirements (including additional clinical trials) to maintain each respective clearance or approval. If we fail to comply with such further requirements, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. In addition, CE Mark certification for three Morph product family model numbers expired in April 2019. While the Company is working to renew CE Mark certification for such products, there can be no assurance that renewal will be granted or that the business will not be materially adversely affected as a result of the loss of such certification or the failure to obtain such renewal.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. President Donald Trump has made statements that suggest he plans to seek repeal of all or portions of the Affordable Care Act, and has stated that he will ask Congress to replace the current legislation with new legislation. There is uncertainty with respect to the impact President Trump’s Administration may have, if any, and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, on our financial operations.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. A majority of our management operates in our principal executive offices located in San Carlos, California and we currently manufacture our Helix™ and Morph products at this facility and use it for storage of our clinical trial materials. If our San Carlos offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. The ultimate impact of any such events on us, our significant suppliers and our general infrastructure is unknown.

Risks Relating to Our Intellectual Property

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

Risks Related to Our Securities

An active trading market may not develop for our securities and you may not be able to sell your common stock or warrants at or above the price for which you purchased them or the warrant exercise price per share.

Although our securities are listed on the Nasdaq Capital Market, an active trading market for our shares may never develop or be sustained.. We cannot predict the extent to which investor interest in our company will lead to the development of any active trading market in our common stock and/or warrants or how liquid the market for our common stock and/or warrants might become. If a market does not develop or is not sustained it may be difficult for you to sell your securities at the time you wish to sell them, at a price that is attractive to you, or at all.

The market price and trading volume of our securities may be volatile and may be affected by economic conditions beyond our control.

The market price of our securities is likely to be volatile. Some specific factors that could negatively affect the price of our securities or result in fluctuations in its price and trading volume include:

•	results of clinical trials of our therapeutic candidates;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;
•	actual or anticipated fluctuations in our quarterly operating results or those of our competitors;
•	publication of research reports by securities analysts about us or our competitors in the industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	issuances by us of debt or equity securities;
•	litigation involving our company, including stockholder litigation; investigations or audits by regulators into the operations of our company; or proceedings initiated by our competitors or clients;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry; fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	trading volume of our common stock and warrants;
•	sales or perceived potential sales of our common stock and/or warrants by us, our directors, senior management or our stockholders in the future;
•	short selling or other market manipulation activities;
•	announcement or expectation of additional financing efforts;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities;
•	changes in market conditions for biopharmaceutical stocks; and
•	conditions in the U.S. financial markets or changes in general economic conditions.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our securities would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our securities to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2019, our executive officers, directors, 5% stockholders and their affiliates beneficially own approximately 54.9% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If we identify material weaknesses in our internal control over financial reporting in the future, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor’s provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

We may be exposed to additional risks as a result of our reverse merger transaction and shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

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

One such rule affecting former shell companies adds an additional restriction to transfers under Rule 144 under the Securities Act. Many of our securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 under the Securities Act have been satisfied, including certain holding period requirements and other requirements applicable to companies that have previously been a shell company.

Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that we were required to file such reports and materials), other than Form 8-K reports. We are currently subject to the reporting rules under the Exchange Act expect to remain subject to the reporting requirements under the Exchange Act. However, even then, many of our stockholders may be forced to hold their shares of our common stock under Rule 144 unless and until we are current in our reporting obligations. As a result, an investor may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the investor desires, and the terms of such sale may be less favorable than might be obtainable in the absence of restrictions applicable only to former shell companies.

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

If our annual or quarterly operating results fall below the expectations of investors or securities analysts, the price of our securities could decline substantially. Furthermore, any annual or quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that annual and quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. None of our pre-Merger tax attributes remain available after the Merger as a result of limitations Section 382 due to lack of business continuity. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Losses generated after 2017 do not have an expiration date. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. We have not performed an analysis to assess whether an ownership change has occurred. If we have experienced an ownership change at any time since our formation, utilization of our net operating loss carryforwards would be subject to an annual limitation under Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our public warrants are speculative in nature.

Our public warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to purchase shares of our common stock for a limited period of time. Specifically, commencing on the date of issuance, holders of public warrants may exercise their rights to acquire shares of our common stock until the fifth (5th) anniversary of the issuance date after which dates any unexercised warrants will expire and have no further value. There can be no assurance that the fair market value of our common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

Certain of the possible adjustments to the warrants may result in a deemed distribution from us to a beneficial owner of a warrant that will be taxable, even though the beneficial owner does not receive a corresponding distribution of cash.

The exercise terms of the warrants may be adjusted in certain circumstances. An adjustment to the number of shares of common stock that will be issued on the exercise of the warrants or an adjustment to the exercise price of the warrants (or, in certain circumstances, a failure to make adjustments) may be treated as a taxable deemed distribution to a holder of the warrants, even if such holder does not receive any cash or other property in connection with the adjustment. Holders of the warrants should consult their tax advisors regarding the proper treatment of any adjustments to the warrants.

Holders of our public warrants will have no rights as common stockholders until such holders exercise the public warrants and acquire our common stock.

Until holders of public warrants acquire shares of our common stock upon exercise of the warrants, holders of the public warrants will have no rights with respect to the shares of our common stock. Upon exercise of the public warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and sales of such shares may have a depressive effect on the share price of our common stock.

Many of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As we are now listed on the Nasdaq Capital Market, we expect the rules and regulations applicable to Nasdaq-listed companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as executive officers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation, as amended May 6, 2019.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: August 14, 2019	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)