Form 10-Q
period 2019-09-30
BioCardia, Inc.
filed 2019-11-19
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

There were 6,825,183 shares of the registrant’s Common Stock issued and outstanding as of November 12, 2019.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,910	$5,358
Accounts receivable, net of allowance for doubtful accounts of $14 and $9 at September 30, 2019 and December 31, 2018	103	274
Inventory	45	141
Prepaid expenses and other current assets	179	445
Total current assets	9,237	6,218
Property and equipment, net	210	145
Operating lease right-of-use asset, net	1,180	—
Other assets	54	54
Total assets	$10,681	$6,417
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,112	$743
Accrued expenses and other current liabilities	2,424	1,805
Operating lease liability - current	508	—
Total current liabilities	4,044	2,548
Operating lease liability - noncurrent	752	—
Deferred revenue - noncurrent	691	—
Deferred rent	—	77
Total liabilities	5,487	2,625
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 6,825,183 and 4,845,697 shares issued and outstanding as of September 30, 2019 and December 31, 2018	46	43
Additional paid-in capital	102,716	90,110
Accumulated deficit	(97,568)	(86,361)
Total stockholders’ equity	5,194	3,792
Total liabilities and stockholders’ equity	$10,681	$6,417

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$1	$52	$139	$223
Collaboration agreement revenue	193	32	356	299
Total revenue	194	84	495	522
Costs and expenses:
Cost of goods sold	24	109	321	401
Research and development	2,007	2,262	6,392	6,248
Selling, general and administrative	1,390	1,283	4,460	4,315
Total costs and expenses	3,421	3,654	11,173	10,964
Operating loss	(3,227)	(3,570)	(10,678)	(10,442)
Other income (expense):
Interest income	17	29	53	100
Gain on change in fair value of redemption feature embedded in convertible notes	52	—	52	—
Interest expense	(112)	—	(112)	—
Loss on extinguishment of convertible notes	(521)	—	(521)	—
Other expense	(1)	(3)	(2)	(3)
Total other income (expense)	(565)	26	(530)	97
Net loss	$(3,792)	$(3,544)	$(11,208)	$(10,345)

Net loss per share, basic and diluted	$(0.63)	$(0.83)	$(2.13)	$(2.43)

Weighted-average shares used in computing net loss per share, basic and diluted	6,030,662	4,253,100	5,263,058	4,250,509

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2018	4,845,697	$43	$90,110	$(86,361)	$3,792
Restricted stock units vested and issued	2,268	1	—	—	1
Share-based compensation	—	—	690	—	690
Net loss	—	—	—	(3,665)	(3,665)
Balance at March 31, 2019	4,847,965	$44	$90,800	$(90,026)	$818
Reverse stock split fractional share true up	(494)	—	—	—	—
Share-based compensation	—	—	696	—	696
Net loss	—	—	—	(3,750)	(3,750)
Balance at June 30, 2019	4,847,471	$44	$91,496	$(93,776)	$(2,236)
Restricted stock units vested and issued	25,158	—	—	—	—
Issuance of stock and warrants, net of issuance costs	1,741,667	2	9,258	—	9,260
Issuance of stock and warrants from conversion of convertible notes	210,887	—	1,206	—	1,206
Share-based compensation	—	—	756	—	756
Net loss	—	—	—	(3,792)	(3,792)
Balance at September 30, 2019	6,825,183	$46	$102,716	$(97,568)	$5,194

Balance at December 31, 2017	4,246,519	$38	$83,537	$(72,450)	$11,125
Adjustments to opening balance for change in accounting principle	—	—	—	46	46
Restricted stock units vested and issued	2,271	—	—	—	—
Exercise of stock options	237	—	5	—	5
Share-based compensation	—	—	615	—	615
Net loss	—	—	—	(3,584)	(3,584)
Balance at March 31, 2018	4,249,027	$38	$84,157	$(75,988)	$8,207
Adjustments to opening balance for change in accounting principle	—	—	—	30	30
Restricted stock units vested and issued	4,073	—	—	—	—
Share-based compensation	—	—	738	—	738
Net loss	—	—	—	(3,217)	(3,217)
Balance at June 30, 2018	4,253,100	$38	$84,895	$(79,175)	$5,758
Adjustments to opening balance for change in accounting principle	—	—	—	—	—
Restricted stock units vested and issued	—	—	—	—	—
Share-based compensation	—	—	730	—	730
Net loss	—	—	—	(3,544)	(3,544)
Balance at September 30, 2018	4,253,100	$38	$85,625	$(82,719)	$2,944

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(11,208)	$(10,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	54	—
Depreciation	78	66
Amortization of right-of-use asset	325	—
Share-based compensation	2,142	2,083
Amortization of debt discount on convertible shareholder notes	112	—
Change in fair value of redemption feature embedded in convertible notes	(52)	—
Loss on extinguishment of convertible notes	521	—
Changes in operating assets and liabilities:
Accounts receivable	171	(75)
Inventory	43	57
Prepaid expenses and other current assets	265	116
Accounts payable	372	200
Accrued expenses and other current liabilities	687	141
Deferred revenue	691	(65)
Deferred rent	—	(1)
Operating lease liability - noncurrent	(390)	—
Net cash used in operating activities	(6,189)	(7,823)
Investing activities:
Purchase of property and equipment	(144)	(51)
Net cash used in investing activities	(144)	(51)
Financing activities:
Proceeds from sale of stock and warrants, net of issuance costs	9,260	—
Proceeds from issuance of convertible loan payable	625	—
Proceeds from the exercise of common stock options	—	5
Net cash provided by financing activities	9,885	5
Net change in cash and cash equivalents	3,552	(7,869)
Cash and cash equivalents at beginning of period	5,358	12,689
Cash and cash equivalents at end of period	$8,910	$4,820

Supplemental disclosure for noncash investing and financing activities:
Conversion of interest payable to stock and warrants	$8	—

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

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

The accompanying condensed consolidated balance sheets, statements of operations, shareholders equity, and cash flows as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. Certain changes in the prior period consolidated balance sheet have been made to conform to the current period presentation. Changes to reduce the December 31, 2018 accounts payable and increase the accrued expenses and other current liabilities accounts were made in the amount of $277,000. These changes had no effect on the Consolidated Statement of Operations or cash flow.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 2, 2019.

(b)	Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $97.6 million as of September 30, 2019. Management expects operating losses and negative cash flows to continue through the next several years. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. Based on management’s current plans, management believes cash and cash equivalents of $8,910,000 as of September 30, 2019, will not be sufficient to fund the Company for one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of September 30, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,910	$—	$—	$8,910

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,358	$—	$—	$5,358

(4)     Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$—	$79
Work in process	45	39
Finished goods	—	23
Total	$45	$141

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $0, and $80,000 for the three and nine months ended September 30, 2019, respectively. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $13,000, and $15,000 for the three and nine months ended September 30, 2018, respectively.

(5)     Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Computer equipment and software	$127	119
Laboratory and manufacturing equipment	550	481
Furniture and fixtures	55	55
Leasehold improvements	332	332
Construction in progress	69	3
Property and equipment, gross	1,133	990
Less accumulated depreciation	(923)	(845)
Property and equipment, net	$210	145

Depreciation expense totaled approximately $29,000 and $78,000 for the three and nine months ended September 30, 2019, respectively. Depreciation expense totaled approximately $22,000 and $66,000 for the three and nine months ended September 30, 2018, respectively.

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

The components of lease expense for the three and nine months ended September 30, 2019 was as follows (in thousands, except years and percentages):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Straight-line rent expense recognized for operating lease	$150	$450
Variable rent expense recognized for operating lease	63	202
Total rent expense	$213	$652

Weighted average remaining lease term (in years)		2.25
Weighted average discount rate		12.05%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019

Cash paid for amounts included in the measurement of lease liabilities	$153	$459
Cash Lease Expense (imputed interest expense component of net income)	39	126

Future minimum lease payments under the operating lease as of September 30, 2019 are as follows (in thousands):

Operating Lease
September 30, 2019
Remainder of 2019	$153
Years ending December 31,
2020	630
2021	649
Total undiscounted lease payments	1,432
Less imputed interest	172
Total operating lease liabilities	$1,260

Prior to the Company’s adoption of the new lease standard, future minimum lease payments as of December 31, 2018, which were undiscounted, were as follows (in thousands):

Years ending December 31,
2019	$612
2020	630
2021	649
Total	$1,891

(7)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Accrued expenses	$102	$127
Accrued salaries and employee benefits	496	368
Accrued director compensation	555	277
Accrued clinical trial costs	382	276
Grant liability	637	645
Customer deposits	252	112
Total	$2,424	$1,805

(8)     Stockholders’ Equity

Public Offering on Form S-1 Registration Statement - In April 2019, the Company submitted a Form S-1 Registration Statement (S-1) to the Securities and Exchange Commission (SEC), which was subsequently amended. On August 2, 2019, the Company entered into an underwriting agreement with Maxim Group LLC, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering pursuant to the S-1, of 1,666,667 units consisting of one share of common stock, par value of $0.001 per share, and a warrant to purchase one share of common stock. The offering price to the public was $6.00 per unit. The warrants, which are equity classified, are immediately exercisable for shares of common stock at a price of $6.30 per share and expire five years from the date of issuance. In addition, the underwriters were granted 11,958 warrants exercisable at a per warrant exercise price of $6.60 as part of their compensation. The underwriters were granted a 45-day option to purchase up to 250,000 additional shares of common stock, and/or 250,000 additional warrants to cover over-allotments, if any. The closing of the offering occurred on August 6, 2019. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $8.84 million. On September 4, 2019, the underwriters exercised the over-allotment and purchased 75,000 shares of common stock and 250,000 warrants for net proceeds of approximately $420,000, after deducting underwriting discounts of approximately $32,000.

Up List to Nasdaq - On August 2, 2019 the Company’s common stock and warrants to purchase common stock began trading on the Nasdaq Capital Market. Previously the common stock was quoted on the OTCQB Marketplace (OTCQB) under the symbol, “BCDA”.  “BCDA” and “BCDAW” are the trading symbols for the Company’s common stock and warrants to purchase common stock, respectively, on the Nasdaq Capital Market.

Convertible Note Financing - On July 5, 2019, BioCardia entered into a note purchase agreement pursuant to which the Company issued on such date $625,000 in aggregate principal amount of convertible promissory notes to accredited investors, a portion of which were certain of the Company’s officers and directors and a principal stockholder (or their respective affiliates). The notes accrued 14.0% simple interest and mature six months from the issue date, on January 5, 2020. If at any time prior to the maturity date, the Company closes a public stock offering for the purpose of raising capital in which the Company’s common stock is listed or quoted on the New York Stock Exchange, the Nasdaq Global Select Market, the Nasdaq Global Market or the Nasdaq Capital Market, the outstanding principle and interest would automatically convert into the securities offered in the financing at a unit price equal to a 50% discount to the qualified financing price. The convertible notes conversion features were determined to be an embedded derivative requiring bifurcation and separate accounting at estimated fair value. The fair value of the derivative was treated as a discount on the notes, which is subject to accretion over the term of the note. The change in fair value of the derivative liability was approximately $52,000. The loss on extinguishment of the convertible notes approximated $521,000. Interest expense on the notes for the three and nine months ended September 31, 2019, totaled $112,000 and included $104,000 of accretion of the discount.

Upon the closing of the Company’s public offering of units on August 6, 2019 the unpaid principal and interest on the convertible notes totaling approximately $633,000, converted into 210,887 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a conversion price of $3.00 per unit. Holders of the convertible notes had the option of converting the notes into units of one share of common stock and a warrant at a unit price of $8.00 prior to the automatic conversion in the Company’s public offering. The warrants have the same terms, including exercise price and expiration date, as the warrants issued in the public offering.

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

Warrants for Common Stock - On December 24, 2018, the Company issued 296,296 warrants (as adjusted for the reverse stock split described above) to purchase the Company’s common stock in connection with the sale of an aggregate of 592,592 shares (as adjusted) of the Company’s common stock at a purchase price of $6.75 per share (as adjusted) for aggregate proceeds of $3.8 million, net of $200,000 in expenses. The warrants are exercisable immediately for cash and, since six months have passed, are also exercisable on a cashless basis until an effective registration statement has been filed registering the resale of the shares issuable upon exercise of the warrants. Warrants can be settled in unregistered shares. The warrants have an exercise price of $6.75 per share and will expire on December 24, 2023. The issued warrants are standalone financial instruments and were equity classified in accordance with US GAAP. Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of Common Stock Warrants	Weighted Average Exercise Price
Balance, December 31, 2018	296,296	$6.75
Warrants for common stock sold	2,139,512	$6.30
Warrants for common stock exercised	-
Balance, September 30,2018	2,435,808	$6.36

 (9)    Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$38	$39	$130	$105
Research and development	293	250	787	711
Selling, general and administrative	425	441	1,224	1,267
Share-based compensation expense	$756	$730	$2,142	$2,083

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price

Balance, December 31, 2018	608,485	$25.16
Stock options granted	254,785	5.28
Stock options exercised	—	-
Stock options canceled	(15,122)	14.16
Balance, September 30, 2019	848,148	$18.90
Exercisable and vested, September 30, 2019	390,199	$24.17

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2019 is approximately $4.0 million to be recognized over a remaining weighted average service period of 2.3 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	Shares	per share
Balance, December 31, 2018	29,694	$25.56
RSUs granted	34,713	$4.75
RSUs vested	(2,272)	$99.36
RSUs forfeited	-	-
Balance, September 30, 2019	62,135	$10.55

Unrecognized share-based compensation for RSUs granted through September 30, 2019 is approximately $230,000 to be recognized over a remaining weighted average service period of 0.3 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2019	2018
Stock options to purchase common stock	848,148	616,567
Unvested restricted stock units	62,135	29,706
Common stock warrants	2,435,808	-
Total	3,346,091	646,273

(11)   Income Taxes

During the three and nine months ended September 30, 2019 and 2018, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2019, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(12)   Related Party Transactions

BioCardia, Inc. (the “Company”) and OPKO Health, Inc. (“OPKO”) previously entered into a consulting agreement dated August 19, 2016, between the Company and OPKO (the “Consulting Agreement”). The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

Pursuant to the terms of the Consulting Agreement, OPKO was to provide advisory services to the Company in support of strategic transactions, financings and other matters as agreed between the parties from time to time. Also, in August 2016, the Company granted OPKO a ten-year option to purchase 46,553 shares of common stock, with a 4-year vesting period and an exercise price of $16.20 per share, to OPKO as consideration for consulting services to be provided under the Consulting Agreement. The term of the Consulting Agreement was initially for 4 years and was to have been automatically renewed for successive one-year periods.

Effective August 29, 2019, the Company and OPKO mutually agreed to terminate the Consulting Agreement without penalty or payment of any kind as the services under the Consulting Agreement were no longer necessary. In connection with the termination of the Consulting Agreement, OPKO’s option grant was amended such that it is unaffected by the termination of the Consulting Agreement and will continue to vest and remain outstanding for the remainder of its ten-year term unless earlier exercised. As a result of this modification of the option grant, all future unrecognized stock-based compensation expense was accelerated and recognized in August 2019. BioCardia recorded approximately $116,000 and $160,000 as share-based compensation expense related to the OPKO stock option in selling, general and administrative expense during the three and nine months ended September 30, 2019, respectively. BioCardia recorded approximately $59,000 and $121,000 as share-based compensation expense related to the OPKO stock option in selling, general and administrative expense during the three and nine months ended September 30, 2018, respectively.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $3.8 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $97.6 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. There can be no assurances as to the availability of capital or the terms on which capital will be available, if at all.

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

The ongoing CardiAMP Heart Failure Trial is enrolling today at 24 clinical sites. The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review in September 2019, which included the safety follow-up results on 35 patients at and all additional data available on the 50 patients randomized in the trial as of August 31, 2019. The DSMB indicated there were no safety concerns with the study results and recommended that the trial continue as planned.

Because there have been no safety concerns in the CardiAMP Heart Failure Trial, enrollment remains our primary focus and challenge. The trial investigators have enrolled 58 patients to date. We anticipate a DSMB interim readout from the trial in the fourth quarter of 2020 on 60 patients at one year follow-up that will include all patients enrolled at that time point.  This fourth quarter of 2020 event is anticipated to be the first randomized efficacy data set including the primary endpoint reviewed by the DSMB.

We have recently addressed two barriers for patients to participate in the trial. The first of these is that the patients in the trial are all interested in receiving therapy and less interested in being in the control arm that does not have a path to receive therapy. Secondly, the requirement for patient out of pocket copays in our Medicare reimbursed trial appears to be a barrier to patient enrollment. To address these barriers to patient participation, we submitted an Investigational Device Exemption (IDE) supplement to the FDA with changes to enable patients in the control arm to “Cross Over” to therapy after certain follow-up visits in the trial have been completed, which assures the trial control arm patients early access to therapy if the trial meets its primary endpoint and is deemed appropriate for the patients by their physicians, and to enable BioCardia to cover the costs of all patient co-pays so that participation in the investigational trial is free for insured patients. The FDA has recently approved this IDE supplement. These changes, coupled with site specific plans intended to further accelerate enrollment, are being actively rolled out. We need a significant uptick in the rate of enrollment to complete this phase of the trial in 2020. We expect to have more clarity on target trial completion once these initiatives are in place.

The FDA has approved a second IDE for the randomized controlled pivotal trial of the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. We anticipate that many of the investigators and sites will be the same for both the heart failure and chronic myocardial ischemia indications. This trial has not yet been initiated as we are sensitive to efforts that could impact the ongoing heart failure program, although it is expected this second pivotal trial will benefit significantly from all of the experience we have gained from the heart failure program.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both the CardiAMP Heart Failure Trial and the CardiAMP Chronic Myocardial Ischemia Trial qualify for Medicare national coverage. Covered costs include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure.  Private insurance plans covering 50 million insured Americans follow this CMS reimbursement policy and are similarly anticipated to cover these costs.  This coverage significantly reduces the Company’s cost of conducting these pivotal trials.

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

Our CardiALLO Neurokinin-1 positive derived cells are believed to be an important subset of the cells that we have delivered in our previous preclinical and clinical mesenchymal stem cell studies. We believe this therapy presents the advantages of an "off the shelf" therapy that does not require tissue harvesting or cell processing. We have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies. We are working to obtain FDA acceptance of an Investigational New Drug (“IND”) application for the Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in the second quarter of 2020.

The subset of patients we are targeting initially for the CardiALLO Heart Failure Trial are those that have been excluded from our ongoing CardiAMP Heart Failure Trial due to their lower cell potency assay scores. If the CardiAMP trial is successful there is the potential for the CardiALLO therapy indication to be designated as an orphan indication.

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System or “Helix” is believed to be the leading percutaneous catheter delivery system for cardiovascular regenerative medicine. It enables investigational studies of local delivery of cell and gene-based therapies, including CardiAMP and CardiALLO cell therapies to treat cardiovascular indications. Helix is in use or has potential to be used to treat many cardiac diseases including heart failure with reduced ejection fraction, heart failure with preserved ejection fraction, obstructive hypertrophic cardiomyopathy, myocardial infarction, chronic myocardial ischemia, and cardiac conduction disorders. The Helix’s small hollow, distal helical needle is advanced, similar to an angioplasty catheter, and is passed over the aortic arch and across the aortic valve through the Company’s Morph guide catheter or “Morph”. The Helix is then advanced from within the Morph, and its helical needle is rotated into the heart tissue to provide active fixation during therapeutic delivery, similar to the active fixation electrodes used in cardiac pacing. This fixation to the beating heart wall provides for stability and control during the delivery procedure. It uses simplified fluoroscopic imaging, crosses the aortic arch and valve over a guide wire, and provides the operator with three degrees of freedom to maximize operator control. The Helix is approved in Europe with CE Mark and is under investigational use in the United States and is being used in pre-clinical and clinical investigations of cell, gene, and protein therapies.

Morph Deflectable Guide and Sheaths Product

BioCardia’s Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient's anatomy and their clinical needs during the procedure, and to have stellar back up support once positioned. Morph catheters enable all Helix procedures and have been commercially available to treat more than ten thousand patients. A number of Morph guides and sheaths are approved for commercial sale in the United States, including the Morph AVANCE™ which received FDA clearance in May 2019 and was first used commercially in September 2019. Certain Morph catheter systems are approved in Europe with CE Mark.

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

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash, cash equivalents and investments as well as net expenses incurred accounting for the derivative liabilities. We recorded a gain on the change in fair value of the derivative liabilities of approximately $52,000, a loss on extinguishment of convertible notes for approximately $521,000 as well as recognized interest expense of approximately $112,000, which included accretion of the debt discount of approximately $104,000.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$1	$52	$139	$223
Collaboration agreement revenue	193	32	356	299
Total revenue	194	84	495	522
Costs and expenses:
Cost of goods sold	24	109	321	401
Research and development	2,007	2,262	6,392	6,248
Selling, general and administrative	1,390	1,283	4,460	4,315
Total costs and expenses	3,421	3,654	11,173	10,964
Operating loss	(3,227)	(3,570)	(10,678)	(10,442)
Other income (expense):
Interest income	17	29	53	100
Gain on change in fair value of redemption feature embedded in convertible notes	52	-	52	-
Interest expense	(112)	-	(112)	-
Loss on extinguishment of convertible notes	(521)	-	(521)	-
Other expense	(1)	(3)	(2)	(3)
Total other income (expense)	(565)	26	(530)	97
Net loss	$(3,792)	$(3,544)	$(11,208)	$(10,345)

Revenue.    Revenue increased to $194,000 in the third quarter of 2019 as compared to $84,000 in the third quarter of 2018.  These changes are primarily due to growing partnering activities under programs with our collaborative partners. Revenues decreased to $495,000 in the nine months ended September 30, 2019 as compared to $522,000 in the nine months ended September 30, 2018.  This decrease was caused by reduced volumes of commercial catheter sales, partially offset by growth in in partnering activities under programs with our collaborative partners. We expect revenues to continue to increase in the fourth quarter of 2019 and modestly year over year.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $85,000 and $80,000, respectively, during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to the decrease in net product sales volumes partially offset by an increase in inventory reserves in 2019 for raw materials related to the planned transition to the new Morph AVANCE™ product family. We expect cost of goods sold to continue to decrease in the fourth quarter of 2019 as compared to the fourth quarter of 2018 and decrease moderately year over year.

Research and Development Expenses.   Research and development expenses decreased by approximately $255,000 and increased by $144,000, respectively, during the three months and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Discretionary research and development expenses in the three months ended September 30, 2019 were reduced, where this could be done without adversely impacting the projects, until the successful financing event occurred in the quarter. Clinical trial activities for the nine months ended September 30, 2019 were overall higher than those in the same period of 2018 because the number of sites and patients treated increased year over year. We expect research and development expenses to increase modestly as we advance the CardiAMP Heart Failure Trial and we further develop the CardiAMP and CardiALLO platforms.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three and nine months ended September 30, 2019 increased by approximately $107,000 and $145,000, respectively, compared to the three and nine months ended September 30, 2018, primarily due to expenses associated with the reverse stock split, the up listing to the Nasdaq Capital Market and additional staffing and consultants for finance and administrative operations. We expect selling, general and administrative expenses to be relatively consistent in the fourth quarter of 2019 with  the fourth quarter of 2018 and increase modestly year over year.

Other income and expense.    Other income and expense consists primarily of interest income we earn on our cash, cash equivalents and investments as well as net expenses incurred accounting for the derivative liabilities. We recorded a gain on the change in fair value of the derivative liabilities of approximately $52,000, a loss on extinguishment of convertible notes for approximately $521,000 and recognized interest expense of approximately $112,000 on the convertible notes, which included accretion of the debt discount of approximately $104,000 for the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2019, we had an accumulated deficit of approximately $97.6 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through our reverse merger transaction that was completed on October 24, 2016, $3.8 million raised from the sale of unregistered securities on December 24, 2018, the $625,000 raised from convertible notes that converted in July 2019 and the $9.27 million in net proceeds raised from the sale of common stock and warrants in August and September 2019. As of September 30, 2019, we had cash and cash equivalents of approximately $8.9 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ending September 30, 2019
	2019	2018
Net cash provided by (used in):
Operating activities	$(6,189)	(7,823)
Investing activities	(144)	(51)
Financing activities	9,885	5
Net decrease in cash and cash equivalents	$(3,552)	$(7,869)

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of $1.6 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 related primarily to increases in noncurrent customer deposits and deferred revenue, and board cash compensation that was deferred during the nine months ended September 30, 2019 coupled with 2018 management bonuses settled in equity in 2019 instead of cash. We expect spending to increase modestly as we advance the CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell therapy systems and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities. Net cash used in investing activities of $144,000 during the nine months ended September 30, 2019 consisted primarily of purchases of lab equipment and clean room environmental systems. Net cash used in investing activities of $51,000 during the nine months ended September 30, 2018 consisted primarily of purchases of lab equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2019 consisted of proceeds from the sales of stock and warrants in August and September 2019 and proceeds from convertible notes received in July 2019 that converted in August 2019. Net cash provided by financing activities of $5,000 during the nine months ended September 30, 2018 consisted of the proceeds from the exercise of stock options.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $8.9 million as of September 30, 2019 is not sufficient to fund our operations for one year from the date these financial statements are issued. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, beyond one year from the date these financial statements are issued, we will need to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements as well as selling off rights to certain non-core assets, to finance our future operations, but there can be no assurances as to the availability of capital or the terms on which capital will be available, if at all. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of and for the nine months ended September 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the quarter ended September 30, 2019.

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

Interest Rate Risk

As of September 30, 2019, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.

Material Weakness

We identified the following material weakness in our internal control over financial reporting as of September 30, 2019:

We lacked consistent processes to appropriately perform effective and timely review of the accounting for and disclosure of non-routine transactions. Therefore, there was a risk that a potential material misstatement of the financial statements would occur without being prevented or detected on a timely basis.

We have taken certain steps to remediate this material weakness, including increasing the utilization of external technical accounting resources and designing and implementing improved processes and internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Changes in Internal Control over Financial Reporting

Other than the material weakness described in this Item 4, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management does not believe that we are a party to any material legal proceedings, except as described below. We currently do not expect the proceedings described below to have a material adverse effect on our business, financial position, results of operations, or cash flows at this time. Regardless of the outcome, proceedings such as these can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not become material or have a material adverse effect on our business, financial position, results of operations, or cash flows.

On April 9, 2019, BioCardia sent a letter to Ms. Surbhi Sarna, nVision Medical and Boston Scientific based on BioCardia’s discovery in January 2019 that Ms. Sarna had assigned to a company she founded, nVision Medical, a patent and patent applications she had filed while a BioCardia employee. nVision subsequently was acquired by Boston Scientific. BioCardia made various claims, including that the patent and patent application rightfully belonged to BioCardia pursuant to Ms. Sarna’s invention assignment agreement, that the proceeds from the sale of nVision to Boston Scientific rightfully belonged to BioCardia because they were the direct result of Ms. Sarna’s breach of her obligation to assign to BioCardia the patent and patent applications, and correction of inventorship on the patents and patent applications.

Correspondence was exchanged and possible ways to resolve BioCardia’s claims were discussed among the parties over the next few months. When it appeared that negotiations had been unsuccessful, BioCardia filed a request for arbitration against Ms. Sarna on August 6, 2019, as required by Ms. Sarna’s invention assignment agreement. On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed Inc, and Fortis Advisors LL (the “Boston Scientific Parties”) filed a complaint against BioCardia in the United States District Court Northern District of California, Case no. 3:19-05645-VC, seeking declarations that the claims made in BioCardia’s correspondence were without basis (the “Federal Action”). Ms. Sarna filed an action in San Mateo Superior Court later that month seeking to enjoin the arbitration BioCardia initiated, and instead to require litigation of BioCardia’s claims against Ms. Sarna in state court. All parties subsequently agreed that BioCardia would withdraw its demand for arbitration, Ms. Sarna would withdraw her complaint seeking to enjoin that arbitration, and the parties would litigate all of their disputes in the Federal Action.

Pursuant to that agreement, on October 31, 2019, BioCardia filed a counterclaim in the Federal Action against the Boston Scientific Parties and Ms. Sarna for breach of contract, misappropriation of trade secrets and correction of inventorship on the patents naming Ms. Sarna as an inventor. BioCardia seeks imposition of constructive trusts both on the patents naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which could materially affect our business, financial condition, or future results. The risks described in this report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2019, the Company issued $625,000 in convertible notes with an interest rate of 14.0% per year, a portion of which were issued to certain of our officers and directors and a principal stockholder (or their respective affiliates). At the closing of the Company’s public offering of units on August 6, 2019, the unpaid principal and interest converted into 210,887 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at a conversion price of $3.00 per unit. The warrants have the same terms, including exercise price and expiration date, as the warrants issued in the public offering.

The issuance of the above notes was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

The shares issued upon conversion of the notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 of the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: November 19, 2019	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2019	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)

28