Form 10-K
period 2019-12-31
BioCardia, Inc.
filed 2020-04-09
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-21419

_____________

BIOCARDIA, INC.

(Exact Name of Registrant as Specified in its Charter)

_____________

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

Securities Registered Pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity, on June 30, 2019 was approximately $23,226,531. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 20, 2020 was 6,848,355.

DOCUMENTS INCORPORATED BY REFERENCE

The discussion of historical items and year-to-year comparisons between 2018 and 2017 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 2, 2019, is incorporated by reference into Part II of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Those statements appear in this Annual Report, and include statements regarding the intent, belief or current expectations of the company and management that are subject to known and unknown risks, uncertainties and assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Risk Factors” in Item 1A of this Annual Report.

Forward-looking statements in this prospectus may include, without limitation, statements regarding:

(i)	the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems,
(ii)

the timing and conduct of the clinical trials for our products, including statements regarding the timing, progress and results of current and future preclinical studies and clinical trials as well as our research and development programs;

(iii)	the timing or likelihood of regulatory filing, approvals and required licenses for our cell therapy systems;
(iv)	our ability to adequately protect our intellectual property rights and enforce such rights to avoid violation of the intellectual property rights of others;
(v)	the timing, costs and other aspects of the commercial launch of our products;
(vi)	our estimates regarding the market opportunity, clinical utility, potential advantages and market acceptance of our products;
(vii)	the impact of government laws and regulations;
(viii)	our ability to recruit and retain qualified clinical, regulatory and research and development personnel;
(ix)	the availability of reimbursement or other forms of funding for our products from government and commercial payors;
(x)	difficulties in maintaining commercial scale manufacturing capacity and capability and our ability to generate growth;
(xi)	uncertainty in industry demand;
(xii)	general economic conditions and market conditions in our industry;
(xiii)	the effects that the COVID-19 outbreak, or similar pandemics, could have on our business, preclinical studies and clinical trials;
(xiv)	the depth of the trading market in our securities;
(xv)	a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items;
(xvi)

our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC; and

(xvii)

the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement contained herein, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. Our therapeutic portfolio consists of the CardiAMP and CardiALLO cell therapies, which utilize our enabling therapeutic delivery products and product candidates.

Our lead therapeutic candidate is the investigational CardiAMP Cell Therapy System, which provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia. The CardiAMP Cell Therapy System is being developed to provide a comprehensive biotherapeutic solution, incorporating a proprietary molecular diagnostic to characterize the potency of a patient’s own bone marrow cells and determine if they are an optimal candidate for therapy, a proprietary point of care processing platform to prepare cells at the patient’s bedside, an optimized therapeutic formulation that builds on the total experience in the cardiac stem cell field to-date, and a proprietary interventional delivery system that easily navigates a patient’s vasculature to securely deliver cells in a routine cardiac catheterization procedure. As an autologous therapy, CardiAMP should not result in an immune response to the transplanted cells or reduce patient therapeutic options.

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived allogenic “off the shelf” cell therapy. CardiALLO has potential to be advanced for many clinical indications including heart failure.

These cell therapy approaches are not aimed at repopulating cardiomyocytes, but rather at providing potent paracrine effects. Our investigators believe that these therapies facilitate the natural repair responses of bone marrow derived cells homing to injury in chronic settings where homing signals have either dissipated or were inadequate. These adult cell therapies are among the only cell therapies with significant and promising clinical experience aimed at addressing the large unmet needs in cardiovascular disease.

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

Bone marrow cell homing to the heart is believed to be part of the body’s natural repair process. After a heart attack or an acute injury to the heart, cells from bone marrow are known to home to the heart. For example, a population of bone marrow cells that express the surface marker CD34+ has certain receptors, including CXC-4 and CXC-7 receptors, that home to the SDF-1 ligand in injured heart tissue. In heart failure, the heart may have fewer of these homing signals and a decreased ability to stimulate or recreate this signaling process, leading to a lower likelihood of heart tissue repair. A number of other bone marrow derived cells with unique cell surface markers have also been shown to have beneficial effects in animal models of heart failure and chronic myocardial ischemia disease when delivered directly to the heart.

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

Heart Failure

Heart failure is a clinical condition in which the output of blood from the heart is insufficient to meet the metabolic demands of the body. In 2019, the American Heart Association, or AHA, report on heart disease statistics estimated that 6.5 million American adults have heart failure and that heart failure cost the nation an estimated $30.7 billion in 2012, including the cost of health care services, medicines for treatment and missed days of work. In 2019, the Centers for Disease Control and Prevention reported that heart failure was a contributing cause of 1 in 8 deaths in 2017. Heart failure is increasingly prevalent due to the aging population and the increase in major cardiovascular risk factors, including obesity and diabetes. The AHA also estimates that one in five adults will develop heart failure after the age of 40.

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

Our Product Candidates

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

CardiAMP Cells Phase I Heart Failure Study: Transendocardial Autologous Marrow Cells in Myocardial Infarction

The CardiAMP Phase I Transendocardial Autologous Marrow Cells in Myocardial Infarction or TABMMI trial enrolled 20 patients with ischemic systolic heart failure in an open label safety trial of bone marrow cells delivered with the Helix™ biotherapeutic delivery system at a dosage of 100 million cells. Results showed improvement in cardiac function as measured by left ventricular ejection fraction, improved exercise tolerance, and superior survival as compared to historical controls. The complete results of the 20 patients at two-year follow-up have been published in the journal Eurointervention in 2011.

CardiAMP Cells Phase II Heart Failure Trial: Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT)

The CardiAMP Phase II Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT), patients with ischemic systolic heart failure were randomized on a one to one basis into two double-blind, placebo-controlled trials: TACHFT-BMC and TACHFT-MSC. TACHFT-BMC met its primary safety endpoint at both dosages (100 million and 200 million cells) and treated patients had increased functional capacity, improved quality of life, symptoms and key markers of cardiac function predictive of survival, such as end systolic volume, or ESV. The TACHFT-BMC trial included a single dose of CardiAMP cells with a follow up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six minute walk distance (6MW), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score. Phase II results were published in the Journal of the American Medical Association in 2014 and were presented at the World Congress of Regenerative Medicine in 2015.

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

The Phase III CardiAMP Heart Failure Trial was initiated in the fourth quarter of 2016, and the first patient treated in Q1 2017. The Data Safety Monitoring Board (DSMB) safety review of the 10-patient roll-in cohort treated at three clinical sites was completed successfully in the third quarter of 2017. Efficacy data from the primary endpoint in the open label roll-in cohort showing improvements in exercise capacity, quality of life and functional improvements as measured by the echocardiography core lab were presented at the American Heart Association Scientific Sessions in 2018. The ongoing CardiAMP Heart Failure Trial is currently enrolling at 25 clinical sites and has enrolled 74 patients as of the date of this filing.

The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review of the trial in September 2019, which included follow-up results on 50 patients randomized in the trial as of August 31, 2019. The DSMB indicated there were no safety concerns with the study results and recommended that the trial continue as planned.  On March 31, 2020, the Company announced that the DSMB completed its second prespecified data review, and that based on the DSMB’s review of all available safety data for patients randomized into the trial to date, there were no safety concerns and that the DSMB recommended continuing the trial as planned.  We also anticipate another interim DSMB readout in the fourth quarter of 2020, which will include a non-futility analysis with 60 patients having reached one-year follow-up. This fourth quarter of 2020 event is anticipated to be the first randomized efficacy data set including the primary endpoint reviewed by the DSMB.

Enrollment remains our primary focus and challenge. We have recently identified two barriers for patients to participate in the trial. The first of these is that prospective patients are interested in receiving therapy and are concerned about being in a non-treated control arm that does not have a path to receive therapy. Secondly, the requirement for patient out of pocket copays in our Medicare reimbursed trial presents an additional impediment to patient follow-up. To address these barriers to patient participation, we submitted an Investigational Device Exemption (IDE) supplement to the FDA with changes to enable patients in the control arm to “Cross Over” to therapy after certain follow-up visits in the trial have been completed, which assures the trial control arm patients early access to therapy if the trial meets its primary endpoint and is deemed appropriate for the patients by their physicians, and to enable BioCardia to cover the costs of all patient co-pays for insured patients. The FDA has recently approved this IDE supplement. These changes, coupled with site specific plans intended to further accelerate enrollment, are being actively rolled out. We have been excited by an enormous uptick in the number of patient informed consents received for participation in the CardiAMP Heart Failure trial in March 2020 and a number of centers finally coming online, however this solid progress has been delayed by COVID-19.

We are currently assessing the impact of COVID-19 on the enrollment in the CardiAMP Heart Failure Trial.  A number of clinical centers have already advised the Company that they will not be performing elective procedures for some period of time.  Many centers may also delay patient follow-up visits during this period out of concern for patient exposure to COVID-19.  In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards”, the Company is taking steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures.

We believe the remaining clinical efficacy risk is modest based on the Phase I, II, and III data available, and broader literature which supports CardiAMP Cell Therapy System as a therapeutic candidate for heart failure secondary to having had a heart attack. Because the CardiAMP cells do not become heart cells, we believe they have a low likelihood of becoming ectopic foci that could cause life threatening arrhythmias. Because CardiAMP cells are autologous, patients will not require chronic immunosuppression to prevent their immune system from attacking the donor cells. Unlike other investigational autologous cell therapies, the CardiAMP autologous cell therapies are expected to have low manufacturing costs and utilize established distribution channels, significantly enhancing prospects for commercial success. The CardiAMP Cell Therapy System has the potential to significantly benefit patients who have limited options and provide a cost-effective therapy to help reduce the substantial heart failure hospitalization and care costs.

CardiAMP Chronic Myocardial Ischemia Phase III Pivotal Trial

In January 2018, the FDA approved the investigational device exemption for the CardiAMP Cell Therapy system in a second related clinical indication, chronic myocardial ischemia, based on the strength of our Phase I and II heart failure trial data and clinical data showing support for the efficacy of one component of our cell therapy (the CD34+ cells) in this indication. The trial is approved to enroll up to 343 patients at up to 40 clinical sites in the United States. An update to the statistical analysis plan to enable an adaptive trial design is anticipated. Success in the primary endpoint of the trial, which is exercise tolerance, may lead to a new treatment for those suffering from chronic myocardial ischemia and having sustained debilitating heart pain, referred to as refractory angina.

In 2018, CMS approved BioCardia’s request for the designation of the CardiAMP Chronic Myocardial Ischemia Trial as a qualifying trial for Medicare national coverage determination similar to the designation received for the CardiAMP Heart Failure Trial. It is anticipated that this second pivotal trial will build on and benefit from the experience and infrastructure from the CardiAMP Heart Failure Trial. We are working to initiate this trial with a 5-patient roll-in cohort. Timing is entirely dependent on the course of COVID-19 and the response in the United States.

CardiALLO Cell Therapy System

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived “off the shelf” mesenchymal stem cell therapy. CardiALLO cell therapy cells are expanded from Neurokinin-1 receptor positive bone marrow cells. These cells are being advanced to treat heart failure, but have potential for numerous therapeutic applications as these are anticipated to be the cells that respond to the release of Substance P. Substance P (“SP”) is a neuropeptide released from sensory nerves and is associated with the inflammatory processes and pain. Our CardiALLO Neurokinin-1 receptor positive derived cells are believed to be an important subset of the cells that we have delivered in our previous preclinical and clinical mesenchymal stem cell studies. We believe this therapy presents the advantages of an "off the shelf" therapy that does not require tissue harvesting or cell processing. We have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies. We are working to obtain FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in the second quarter of 2020.

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

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System or “Helix” delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. It enables local delivery of cell and gene-based therapies, including CardiAMP and CardiALLO cell therapies, to treat cardiovascular indications. The Helix catheter is CE marked in Europe and is under investigational use in the United States as part of our CardiAMP Cell Therapy System and CardiALLO Cell Therapy System development programs.

BioCardia selectively partners with firms developing other cell, gene, and protein therapeutic programs utilizing the Helix biotherapeutic delivery system. These partnered programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of cardiac diseases.

Morph Deflectable Guide and Sheaths Products

BioCardia’s Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient's anatomy and their clinical needs during the procedure, and to have stellar back up support once positioned. Morph catheters enable all Helix procedures and have been commercially available to treat more than ten thousand patients. A number of Morph guides and sheaths are cleared for commercial sale in the United States.

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. We are pursuing the following business strategies:

•	Complete the ongoing 260 patient, 40 center Phase III pivotal IDE trial of CardiAMP Cell Therapy System for patients with ischemic systolic heart failure.

•	Complete the FDA approved, 343 patient, 40 center Phase III pivotal IDE trial of CardiAMP Cell Therapy System for patients with chronic myocardial ischemia.

•	Obtain FDA approval and commercialize CardiAMP Cell Therapy System using a highly-targeted cardiology sales force in the United States.

•

Advance our CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure, initially targeting patients for whom the CardiAMP Cell Therapy System is not optimal due to the lower potency of their bone marrow cells.

•	Continue to develop and selectively partner our Helix™ biotherapeutic delivery system for use with other biotherapeutics.

•	Continue to develop and commercialize Morph catheter products.

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

We have a large patent portfolio of issued and pending claims covering the CardiAMP Cell Therapy System, the CardiALLO Cell Therapy System, the Helix™ biotherapeutic delivery system product and the Morph vascular access catheter products. As of December 31, 2019, we had developed or secured rights to over 65 issued or pending U.S. and international patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC. Our issued U.S. patents expire between 2020 and 2034, without taking into consideration patent term extension. Among these are five issued material US patents related to the CardiAMP Cell Therapy System and the CardiALLO Cell Therapy System, which expire between 2027 and 2029 without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

Our most recently issued United States Patents are listed below,

US Patent No.	Patent Title	Expiration on or after
10,520,505	Methods of measuring therapeutic potency and defining dosages for autologous cell therapy	2034
10,071,226	Radial and trans-endocardial delivery catheter	2034
10,035,982	Method of preparing autologous cells and methods of use for therapy	2029
9,945,854	Methods of measuring therapeutic potency potential and defining dosages for autologous cell therapy	2034
9,752,123	Method of Preparing Autologous Cells and Methods of Use for Therapy	2029
9,517,199	Treatment for chronic myocardial infarct	2027
9,504,642	Treatment for chronic myocardial infarct	2027
9,301,975	Method of preparing autologous cells and method of use for therapy	2029
8,496,926	Treatment for chronic myocardial infarction	2027

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

Trademarks

We have registered or applied for registration of our name, logo and the trademarks "BioCardia," "CardiAMP," "CardiALLO," and "Morph" in the United States. We have registered or applied for registration of the trademarks "CardiAMP" and "CardiALLO" for use in connection with a biological product, namely, a cell-based therapy product composed of bone marrow derived cells for medical use. We also have rights to use the “Helix” trademark in the United States. We have registered Morph for use in connection with steerable vascular access technology. We intend to pursue additional registrations in markets outside the United States where we plan to sell our therapies and products.

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

Manufacturing

The CardiAMP cell processing platform is manufactured for us by our partner Biomet Biologics, LLC. We currently produce CardiALLO cells for preclinical development in our preclinical development tissue culture facility and anticipate manufacturing for clinical development in a newly installed clinical cell manufacturing facility, both in San Carlos, California. We currently manufacture our Helix™ biotherapeutic delivery system and Morph vascular access products in our San Carlos, California device manufacturing facility using components we source from third party suppliers.

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

However, competitors may require delivery platforms for their own therapeutic programs. Because the clinical need is so large and our biotherapeutic delivery products have potential to enable multiple biotherapeutics, we view these companies also as potential collaborators and partners. None of these relationships are believed to be material to our business at this time.

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

Government Regulation

Biological products, including cell-based therapy products, and medical devices are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, identity, potency and purity, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA acceptance must be obtained before clinical testing of an investigational biological and medical device begins, and each clinical trial protocol for a cell-based therapy product is submitted to and reviewed by the FDA. FDA approval must be obtained before marketing of a biological product.  Unless an exception applies, FDA approval or clearance is required for medical devices. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals on a timely basis, or at all. To date, the FDA has never approved for commercial sale a cell-based therapy product intended to treat the heart.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates cell-based therapy products. For products that use medical devices, including diagnostics, to deliver cell therapies, CBER works closely with the FDA’s Center for Devices and Radiological Health, or CDRH.

U.S. Biological Product Development and Regulatory Approval Process

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

Human cell-based therapy products administered directly into heart tissue are a relatively new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of human cell-based therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, for its intended use, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity and potency of biological products.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. If our CardiALLO product is approved by the FDA, we could face competition from products regulated by the FDA as biosimilar products.

Biosimilarity means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components; and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, the law provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•	the proposed product is biosimilar to the reference product;

•	the proposed product is expected to produce the same clinical result as the reference product in any given patient; and

•

for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the law that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence—laboratory, preclinical and/or clinical—required to demonstrate biosimilarity to a licensed biological product.

The FDA intends to consider the totality of the evidence, provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of a biosimilar application does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are insufficiently complete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies and submit a BLA for licensure as a new biological product.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an “orphan drug”) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under the biosimilarity statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilarity applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

The first biological product determined to be interchangeable with a branded product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use. This exclusivity period extends until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction reasonable safety and effectiveness of the cell-based therapy. After a PMA application is deemed complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

A clinical trial is almost always required to support a PMA application. We expect that the CardiAMP Cell Therapy System will require a single pivotal trial for PMA approval in the CardiAMP Heart Failure and CardiAMP Chronic Myocardial Ischemia trials. However, there is no guarantee that the FDA will grant us regulatory approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial. Two well-controlled pivotal studies could be necessary to provide the FDA assurance of safety or effectiveness. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an IDE application, which the FDA reviews. Some types of trials deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by FDA regulations, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory trial results, showing that it is safe to evaluate the device in humans and that the trial protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the trial. During a trial, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion or commercialization of investigational devices or making safety or efficacy claims for them, among other things. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy, and the clinical trials must be conducted pursuant to GCPs. The investigators must also obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements, among other things. The FDA’s grant of permission to proceed with clinical trials does not constitute a binding commitment that the FDA will consider the trial design adequate to support marketing clearance or approval. In addition, there can be no assurance that the data generated during a clinical trial will meet the chosen study endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in Europe, the clinical trial must be approved by the local ethics committee and in some cases, including trials of high-risk devices, by the Ministry of Health in the applicable country.

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

Because elements of the CardiAMP Cell Therapy System are already approved or cleared and manufactured for commercial use, we believe regulatory approval risks are primarily those of clinical safety and efficacy in each of the two indications being assessed under separate IDEs.

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

Employees

As of December 31, 2019, we had 20 full-time and 4 part-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Corporate Information

We were originally incorporated as NAM Corporation in Delaware on January 12, 1994. We changed our name to BioCardia, Inc. on October 26, 2016 in connection with a reverse merger transaction (“the Merger”) in which our wholly-owned subsidiary, Icicle Acquisition Corp., merged with and into BioCardia Lifesciences, Inc. (which was named BioCardia, Inc. prior to the Merger), with BioCardia Lifesciences continuing as the surviving company. Following the completion of the reverse merger transaction, we assumed the business and operations of BioCardia Lifesciences and changed our name to BioCardia, Inc.

We operate in only one business segment, which is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with large unmet medical needs. See Note 1 to our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report. Our principal executive offices are located at 125 Shoreway Road, Suite B, San Carlos, CA 94070. Our telephone number is (650) 226-0120.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our securities. If any of the follows risks occur, our business, financial condition, results of operations and prospects could be materially harmed. In that event, market prices of our securities could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

We will require additional financing in 2020 in order to continue our Phase III pivotal trials of the CardiAMP Cell Therapy System for the treatment of ischemic systolic heart failure and chronic myocardial ischemia and to continue operations at the current level.

Our current cash resources are not sufficient to fund operations at the expected level of activity through the third quarter of 2020. We will need additional capital to continue operations at the current level and to continue our Phase III pivotal trials. While we plan to raise additional capital to fund operations, including the trials, there can be no assurances as to the availability of capital or the terms on which capital will be available.

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2019 was $14.7 million and our accumulated deficit totaled $101.1 million as of December 31, 2019. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern. As noted below, we will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

•

initiate and advance our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates in expensive clinical studies, including the ongoing Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in heart failure and our recently approved Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in chronic myocardial ischemia;

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

We have encountered, and may in the future encounter, substantial delays in our clinical studies.

We have encountered, and may in the future encounter, substantial delays in our clinical studies. We cannot guarantee that any preclinical testing or clinical trials will be conducted as planned or completed on schedule, if at all. As a result, we may not achieve our expected clinical milestones. A failure can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

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

Our industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Astra Zeneca, Bayer, Blue Rock Therapeutics, Bristol-Myers Squibb, Caladrius Biosciences, Capricor Therapeutics, Celixr, Cesca Therapeutics, Celyad, Daichii Sankyo, Fuji Film, Mesoblast, Moderna, Sana Biotechnology, Takeda Pharmaceuticals, Tenaya Therapeutics, Terumo, Vericel Corp, and Uniqure, among others. Many of our competitors, potentially including the aforementioned, have significantly greater development, financial, manufacturing, marketing, technical and human resources than we do. Large pharmaceutical and medical device companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical and medical device products. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Established companies may also invest heavily to accelerate discovery and development of novel products that could make our therapeutic candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing our therapeutic candidates or competitors to our therapeutic candidates before we do. Specialized, smaller or early-stage companies may also prove to be significant competitors, particularly those with a focus and expertise in the stem cell industry and/or those with collaboration arrangements and other third-party payors. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and results of operations will suffer.

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

Currently there are eight Morph product family model numbers that have been approved for commercial use in the United States via a 510(k) clearance. A modification to these products could lead to a reclassification and could result in further requirements (including additional clinical trials) to maintain each respective clearance or approval. If we fail to comply with such further requirements, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. A majority of our management operates in our principal executive offices located in San Carlos, California and we currently manufacture our Helix™ and Morph products at this facility and use it for storage of our clinical trial materials and biobanking. If our San Carlos offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. The ultimate impact of any such events on us, our significant suppliers and our general infrastructure is unknown.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 epidemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Risks Related to Our Common Stock

An active trading market may not develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

Although our common stock and warrants to purchase common stock are listed on the Nasdaq Capital Market under the symbols “BCDA” and “BCDAW,” respectively, an active trading market for our common stock or warrants may never develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2019, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 69.8% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common stock that you may believe are in your best interest as one of our stockholders.

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

In connection with the preparation of our quarterly report on Form 10-Q for the period ended September 30, 2019, we identified a material weakness in our internal control over financial reporting as of September 30, 2019, which remains unremediated at December 31, 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of sufficient technical resources to appropriately perform effective and timely review of the accounting for and disclosure of non-routine transactions, including the adoption of new accounting standards.

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

If our efforts are not successful, if we identify other material weaknesses in our internal control over financial reporting in the future, if we are unable to comply with the requirements of Section 404 in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “BCDA.”

Holders

As of December 31, 2019, there were approximately 201 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. As we engage in clinical trials of our therapeutic candidates, we have compensated and intend to compensate all parties performing the trials or studies only on terms that are standard and customary in clinical study arrangements.

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

CardiAMP Cell Therapy System

We initiated our U.S. Food and Drug Administration, or FDA, accepted Phase III pivotal trial for CardiAMP Cell Therapy in ischemic systolic heart failure, in December 2016. The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System. The trial’s primary endpoint is a clinical composite of major adverse cardiac and cerebrovascular events and functional capacity as measured by six minute walk distance. Based on the results achieved in the Phase II trial, our Phase III pivotal trial is designed to have more than 95% probability of achieving a positive result with statistical significance.

The ongoing CardiAMP Heart Failure Trial is enrolling today at 25 clinical sites. The trial investigators have enrolled 74 patients to date. On March 31, 2020, the Company announced that the DSMB completed a prespecified data review, and that based on the DSMB’s review of all available safety data for patients randomized in the trial to date, there were no safety concerns and that the DSMB recommended continuing the trial as planned. In the fourth quarter of 2020, a prespecified DSMB interim readout from the trial will include all patients enrolled at that time point, and include our first DSMB review of efficacy on 60 patients at the one year follow-up, which includes the primary endpoint.

Enrollment remains our primary focus and challenge. We have recently identified two barriers for patients to participate in the trial. The first of these is that prospective patients are interested in receiving therapy and are concerned about being in a non-treated control arm that does not have a path to receive therapy. Secondly, the requirement for patient out of pocket copays in our Medicare reimbursed trial presents an additional impediment to patient follow-up. To address these barriers to patient participation, we submitted an Investigational Device Exemption (IDE) supplement to the FDA with changes to enable patients in the control arm to “Cross Over” to therapy after certain follow-up visits in the trial have been completed, which assures the trial control arm patients early access to therapy if the trial meets its primary endpoint and is deemed appropriate for the patients by their physicians, and to enable BioCardia to cover the costs of all patient co-pays so that participation in the investigational trial is free for insured patients. The FDA has recently approved this IDE supplement. These changes, coupled with site specific plans intended to further accelerate enrollment, are being actively rolled out. We have been excited by an enormous uptick in the number of patient informed consents received for participation in the CardiAMP Heart Failure trial in March 2020 and a number of centers finally coming online, however this solid progress has been delayed by COVID-19.

We are currently assessing the impact of COVID-19 on the enrollment in the CardiAMP Heart Failure Trial.  A number of clinical centers have already advised the Company that they will not be performing elective procedures for some period of time.  Many centers may also delay patient follow-up visits during this period out of concern for patient exposure to COVID-19.  In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards”, the Company is taking steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures.

The FDA has approved a second IDE for the randomized controlled pivotal trial of the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. We anticipate that many of the investigators and sites will be the same for both the heart failure and chronic myocardial ischemia indications. We are working to initiate this trial with a 5-patient roll-in cohort. Timing is entirely dependent on the course of COVID-19 and the response in the United States.

CardiALLO Cell Therapy System

Our second therapeutic candidate is the CardiALLO Cell Therapy System, an investigational culture expanded bone marrow derived “off the shelf” mesenchymal cell therapy. We are actively working to secure FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure. To date we have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies and have received written input from the FDA on the protocol design and the chemistry manufacturing and controls. Our goal is to receive FDA acceptance of the IND in the second quarter of 2020.

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

Morph Deflectable Guide and Sheaths Product

BioCardia’s Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient’s anatomy and their clinical needs during the procedure, and to have stellar back up support once positioned. Morph catheters enable all Helix procedures and have been commercially available to treat more than ten thousand patients. A number of Morph guides and sheaths are approved for commercial sale in the United States, including the AVANCE™ steerable introducer which received FDA clearance in May 2019 and was first used commercially in September 2019 and the Morph DNA guide, which received clearance in January 2020. Certain Morph catheter systems are approved in Europe with CE Mark.

We have incurred net losses in each year since our inception. Our net losses were approximately $14.7 million, $14.0 million and $12.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $101.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, we have determined that there is substantial doubt about the Company's ability to continue as a going concern, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. There can be no assurances as to the availability of capital or the terms on which capital will be available, if at all.

Financial Overview

Revenue

We currently have a portfolio of enabling and delivery products, from which we have generated modest revenue. Net product revenues include commercial sales of our Morph vascular access system in the US and EU and collaboration agreement revenues include revenue from partnering agreements with corporate and academic institutions. Under these partnering agreements, we provide our Helix biotherapeutic delivery system and customer training and support for use in preclinical and clinical studies.

Cost of Goods Sold

Cost of goods sold includes the costs of raw materials and components, manufacturing personnel and facility costs and other indirect and overhead costs associated with manufacturing our commercial enabling and delivery products, which generate net product revenue.

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

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash, cash equivalents and investments, changes in fair value of redemptive features embedded in convertible notes, loss on extinguishment of convertible notes, and interest charges we incurred in periods during 2019 when we had convertible debt outstanding.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2019, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

Share-Based Compensation

We measure and recognize share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. We use the Black-Scholes-Merton option-pricing model, or BSM, to calculate the fair value of stock options, which includes subjective assumptions such as the risk free interest rate, the expected volatility in the value of the Company’s common stock, and the expected term of the option. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Share-based compensation expense recognized in the statements of operations is based on awards at the time of grant and is reduced for actual forfeitures at the time that the forfeitures occur. Compensation cost for employee share-based awards will be recognized over the vesting period of the applicable award on a straight-line basis.

Results of Operations

The table set forth below summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands). The results of operations from 2018 compared to 2017 and related discussion can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 2, 2019, and such results and related discussion are incorporated herein by reference.

	Years ended December 31,
	2019	2018
Revenue:
Net product revenue	$182	$282
Collaboration agreement revenue	528	343
Total revenue	710	625
Costs and expenses:
Cost of goods sold	358	517
Research and development	8,562	8,453
Selling, general and administrative	6,003	5,757
Total costs and expenses	14,923	14,727
Operating loss	(14,213)	(14,102)
Other income (expense):
Interest income	87	118
Gain on change in fair value of redemption feature embedded in convertible notes	52	—
Interest expense	(112)	—
Loss on extinguishment of convertible notes	(521)	—
Other expense	(2)	(3)
Other income (expense)	(496)	115
Net loss	$(14,709)	$(13,987)

Revenue.    Revenue increased by approximately $85,000 in 2019 compared to 2018 primarily due to an increase in collaboration agreement revenues, which offset decreases in net product revenues. We expect collaboration agreement revenues to continue to increase modestly depending on progress in these existing collaborative programs and the initiation of new partnership relationships. Net product revenue is expected to be limited during the year and will be subject to customer demand, the availability of production resources for our new Morph product family members, and the timing of FDA clearance for market release of different models and sizes during the year.

Cost of Goods Sold.    Cost of goods sold decreased by approximately $159,000 in 2019 compared to 2018, primarily due to the decrease in net product revenue. We expect cost of goods sold to decrease in 2020 as manufacturing resources are focused on supporting clinical partners, development activities and the ongoing pivotal CardiAMP Heart Failure Trial.

Research and Development Expenses.     Research and development expenses increased by approximately $100,000 in 2019 compared to 2018 primarily due to expenses incurred in the execution of the pivotal CardiAMP Heart Failure Trial, development of the CardiALLO Cell Therapy System and our other therapeutic programs, including fees paid to consultants and contract research organizations (CRO), additional personnel costs and increased stock compensation expense. We expect research and development expenses to increase moderately as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial and further develop the CardiAMP and CardiALLO cell processing and delivery platforms.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by approximately $200,000 in 2019 compared to 2018, primarily due to additional stock-based compensation expense related to the modification of certain stock option awards during the year coupled with higher corporate expenses, including business insurance premiums, additional accounting consulting staff and audit related fees. We expect selling, general and administrative expenses to decrease modestly in 2020 relative to 2019.

Other Income (Expense).   Other income (expense) consisted primarily of amounts recognized in relation to the accounting for the convertible notes, including a gain on change in fair value of the embedded redemption feature of $52,000, interest expense associated with the accretion of the debt discount of $104,000, and a loss upon extinguishment of $521,000. There were no similar transactions entered into by the Company during 2018.  Interest income of $87,000 and $112,000 was earned on cash and cash equivalents for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2019, we had an accumulated deficit of approximately $101.1 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the Merger. As of December 31, 2019, we had cash and cash equivalents of approximately $5.6 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(9,445)	$(11,069)
Investing activities	(146)	(66)
Financing activities	9,818	3,804
Net increase (decrease) in cash and cash equivalents	$227	$(7,331)

Cash Flows from Operating Activities.   The decrease in cash used for operating activities of $1.6 million in 2019 compared to 2018 related primarily to increases in noncurrent customer deposits and deferred revenue, and board cash compensation that was deferred during the year, coupled with 2018 management bonuses being settled in equity in 2019 instead of cash. Non-cash expenses recognized in 2019 in operations included reduction of the operating lease right-of-use asset of $440,000, extinguishment of debt related to convertible notes payable of $521,000, interest expense totaling $112,000, which included accretion of the debt discount of approximately $104,000, partially offset by a gain of $52,000 to mark derivatives to fair value upon settlement. We expect spending to increase as we continue enrolling and treating patients in the CardiAMP Heart Failure Trial, further develop the CardiAMP and CardiALLO cell processing and delivery platforms and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities.   Net cash used in investing activities of $146,000 and $66,000 during the years ended December 31, 2019, and 2018, respectively consists of purchases of property and equipment, primarily lab equipment and related infrastructure.

Cash Flows from Financing Activities.    Net cash provided by financing activities of $9.8 and $3.8 million during the years ended December 31, 2019, and 2018, respectively consists of proceeds from the sale of common stock and related warrants.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $5.6 million as of December 31, 2019 are not sufficient to fund our operations beyond the second quarter of 2020. In order to continue to further the development of our lead therapeutic candidates, the CardiAMP Cell Therapy System, and our second therapeutic candidate, the CardiALLO Cell Therapy System, beyond the second quarter of 2020, we will be required to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our consolidated financial statements as of December 31, 2019 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standards Update 2016-02, Leases (Topic 842) and FASB Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements.

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

San Francisco, California
April 8, 2020

BIOCARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$5,585	$5,358
Accounts receivable, net of allowance for doubtful accounts of $2 and $9 at December 31, 2019 and December 31, 2018	147	274
Inventory	4	141
Prepaid expenses and other current assets	642	445
Total current assets	6,378	6,218
Property and equipment, net	181	145
Operating lease right-of-use asset, net	1,065	—
Other assets	54	54
Total assets	$7,678	$6,417
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$914	$743
Accrued expenses and other current liabilities	2,561	1,805
Operating lease liability - current	528	—
Total current liabilities	4,003	2,548
Operating lease liability - noncurrent	614	—
Deferred revenue	691	—
Deferred rent	—	77
Total liabilities	5,308	2,625
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2019 and December 31, 2018; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 6,825,183 and 4,845,697 shares issued and outstanding as of December 31, 2019 and December 31, 2018	7	5
Additional paid-in capital	103,433	90,148
Accumulated deficit	(101,070)	(86,361)
Total stockholders’ equity	2,370	3,792
Total liabilities and stockholders’ equity	$7,678	$6,417

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years ended December 31,
	2019	2018	2017
Revenue:
Net product revenue	$182	$282	$389
Collaboration agreement revenue	528	343	90
Total revenue	710	625	479
Costs and expenses:
Cost of goods sold	358	517	690
Research and development	8,562	8,453	5,799
Selling, general and administrative	6,003	5,757	6,395
Total costs and expenses	14,923	14,727	12,884
Operating loss	(14,213)	(14,102)	(12,405)
Other income (expense):
Interest income	87	118	95
Gain on change in fair value of redemption feature embedded in convertible notes	52	—	—
Interest expense	(112)	—	—
Loss on extinguishment of convertible notes	(521)	—	—
Other expense	(2)	(3)	2
Total other income (expense)	(496)	115	97
Net loss	$(14,709)	$(13,987)	$(12,308)

Net loss per share, basic and diluted	$(2.61)	$(3.28)	$(2.90)

Weighted-average shares used in computing net loss per share, basic and diluted	5,644,328	4,264,178	4,240,060

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional	Accumulated
	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2016	4,236,813	$4	$80,720	$(60,142)	$20,582
Exercise of stock options	9,706	—	144	—	144
Share-based compensation	—	—	2,707	—	2,707
Net loss	—	—	—	(12,308)	(12,308)
Balance at December 31, 2017	4,246,519	$4	$83,571	$(72,450)	$11,125
Adjustments to opening balance for change in accounting principle	—	—	—	76	76
Sale of common stock and warrants, net of issuance costs of $200	592,597	1	3,799	—	3,800
Restricted stock units vested and issued	6,344	—	—	—	—
Exercise of stock options	237	—	4	—	4
Share-based compensation	—	—	2,774	—	2,774
Net loss	—	—	—	(13,987)	(13,987)
Balance at December 31, 2018	4,845,697	$5	$90,148	$(86,361)	$3,792
Reverse stock split fractional share true up	(494)	—	—	—	—
Restricted stock units vested and issued	27,426	—	—	—	—
Issuance of sale of stock and warrants, net of issuance costs of $1,259	1,741,667	2	9,194	—	9,196
Issuance of stock and warrants from conversion of convertible notes	210,887	—	1,204	—	1,204
Issuance of restricted stock units in lieu of 2018 cash bonus	—	—	165	—	165
Share-based compensation	—	—	2,722	—	2,722
Net loss	—	—	—	(14,709)	(14,709)
Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(14,709)	$(13,987)	$(12,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	1	—	—
Depreciation	111	88	78
Reduction in the carrying amount of right-of-use assets	440	—	—
Gain on change in fair value of redemption feature embedded in convertible notes	(52)	—	—
Loss on extinguishment of convertible notes	521	—	—
Non-cash interest expense on convertible shareholder notes	112	—	—
Share-based compensation	2,722	2,774	2,707
Changes in operating assets and liabilities:
Accounts receivable	127	(179)	(21)
Inventory	136	49	(56)
Prepaid expenses and other current assets	(198)	(104)	16
Accounts payable	171	119	377
Accrued liabilities excluding accrued interest on convertible note	922	240	415
Operating lease liability - current	88	—	—
Deferred revenue	691	(65)	96
Operating lease liability - noncurrent	(528)	—	—
Deferred rent	—	(4)	25
Net cash used in operating activities	(9,445)	(11,069)	(8,671)
Investing activities:
Purchase of property and equipment	(146)	(66)	(136)
Purchase of short-term investments	—	—	(1,800)
Maturity of short-term investments	—	—	1,800
Net cash used in investing activities	(146)	(66)	(136)
Financing activities:
Proceeds from sale of common stock and warrants	10,452	4,000	—
Issuance costs from sales of common stock and warrants	(1,259)	(200)	—
Proceeds from convertible loan payable	625	—	—
Proceeds from the exercise of common stock options	—	4	144
Net cash provided by financing activities	9,818	3,804	144
Net change in cash and cash equivalents	227	(7,331)	(8,663)
Cash and cash equivalents at beginning of period	5,358	12,689	21,352
Cash and cash equivalents at end of period	$5,585	$5,358	$12,689

Supplemental disclosure for noncash investing and financing activities:
Conversion of notes and interest payable to stock and warrants	$633	$—	$—
Issuance of restricted stock units in lieu of 2018 cash bonus	$165	$—	$—
Right-of-use asset obtained in exchange for lease obligation	$1,505	$—	$—

See accompanying notes to consolidated financial statements.

(1)	Summary of Business

(a)	Description of Business

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated during the consolidation process. Certain changes in the prior period consolidated balance sheet have been made to conform to the current period presentation.  Specifically, accounts payable was decreased by $277,000 and accrued expenses increased by the same amount as of December 31, 2018 to reflect the reclassification of amounts owed to board members for board service. In addition, December 31, 2018, 2017, and 2016 balances for common stock and additional paid-in capital have been changed by $39,000 to reflect the impact of the 2019 reverse stock split. These changes had no effect on the Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

(b)	Liquidity - Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $101.1 million as of December 31, 2019. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as the pivotal CardiAMP Heart Failure trial is advanced and development of the CardiAMP and CardiALLO Cell Therapy Systems continue. Therefore, absent additional funding, management believes cash and cash equivalents of $5.6 million as of December 31, 2019 are not sufficient to fund the Company beyond the second quarter of 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates beyond the second quarter of 2020, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring.  If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires Company management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, right-of-use assets and related liabilities, allowances for doubtful accounts and sales returns; inventory valuation, derivative instruments, clinical accruals, and share-based compensation.

(d)	Cash Equivalents

The Company classifies all highly liquid investments with an original maturity date of 90 days or less at the date of purchase as cash equivalents. The Company maintains its cash and cash equivalents with reputable financial institutions.

(e)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at financial institutions, which at times, exceed federally insured limits. At December 31, 2019, the Company’s cash was held by one financial institution and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash and cash equivalents.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The estimate is based on the Company’s historical write-off experience, customer creditworthiness, facts and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $2,000 and $9,000 as of December 31, 2019 and 2018, respectively.

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

Asset	Estimated useful lives (in years)
Computer equipment and software	3
Laboratory and manufacturing equipment	3
Furniture and fixtures	3
Leasehold improvements	5 years or lease term, if shorter

(i)	Right-of-Use Assets

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

The Company's ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor, if any. The Company reduces a right-of-use (ROU) asset, and the periodic reduction is the difference between the straight-line total lease cost for the period (including reduction of initial direct costs) and the periodic accretion of the lease liability using the effective interest method.

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

(j)	Long-lived Assets

Impairment assessment of long-lived assets - The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2019, there have been no such impairment losses.

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

(m)	Deferred Rent

Prior to the adoption of ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, deferred rent consisted of the difference between cash payments and the recognition of rent expense on a straight-line basis. The Company’s lease for its facility provides for fixed increases in minimum annual rental payments. The total amount of rental payments due over the lease term was charged to rent expense ratably over the life of the lease.

(n)	Revenue Recognition

Net product revenue – BioCardia currently has a portfolio of enabling and delivery products. Revenue from product sales is recognized generally upon shipment to the end customer, which is when control of the product is deemed to be transferred. Product sale transactions are evidenced by customer purchase orders, customer contracts, invoices and/or related shipping documents.

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

The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. This evaluation is subjective and requires the Company to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the standalone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, the Company considers relevant assumptions to estimate the standalone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success, reimbursement rates for personnel costs, forecasted revenues, potential limitations to the selling price of the product and discount rates.

The Company applies judgment in determining whether a combined performance obligation is satisfied at a point in time or over time, and, if over time, concluding upon the appropriate method of measuring progress to be applied for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, as estimates related to the measure of progress change, related revenue recognition is adjusted accordingly. Changes in the Company’s estimated measure of progress are accounted for prospectively as a change in accounting estimate. The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. The Company will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. The Company receives payments from its customers as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. The Company does not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. At December 31, 2019, deferred revenue consisted of $691,000 of future service revenues of approximately $191,000 and future license fee revenues of $500,000 to be recognized at a point in time before July 2021.

Multiple contracts with the same customer - When two or more contracts are entered into with the same customer at or near the same time, the Company evaluates the contracts to determine whether the contracts should be accounted for as a single arrangement. Contracts are combined and accounted for as a single arrangement if one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or (iii) the goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

Contract costs - The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. The Company has elected a practical expedient wherein it recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that it otherwise would have recognized is one year or less. To date, the Company has not incurred any material incremental costs of obtaining a contract with a customer.

Contract modifications - Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. Depending on facts and circumstances, the Company accounts for a contract modification as one of the following: (i) a separate contract; (ii) a termination of the existing contract and a creation of a new contract; or (iii) a combination of the preceding treatments. A contract modification is accounted for as a separate contract if the scope of the contract increases because of the addition of promised goods or services that are distinct and the price of the contract increases by an amount of consideration that reflects the Company’s standalone selling prices of the additional promised goods or services. When a contract modification is not considered a separate contract and the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification, the Company accounts for the contract modification as a termination of the existing contract and a creation of a new contract. When a contract modification is not considered a separate contract and the remaining goods or services are not distinct, the Company accounts for the contract modification as an add-on to the existing contract and as an adjustment to revenue on a cumulative catch-up basis.

(o)	Shipping Costs

Costs incurred for the shipping of products to customers totaled approximately $6,000, $6,000 and $5,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

(p)	Product Warranties

The Company provides a standard warranty of serviceability on all its products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2019 and 2018.

(q)	Research and Development

The Company’s research and development costs are expensed as incurred. Research and development expense include the costs of basic research activities as well as other research, engineering, and technical effort required to develop new products or services or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses and support costs for collaborative partnering programs wherein the Company provides biotherapeutic delivery systems and customer training and support for their use in clinical trials and studies. The Company’s research and development costs consist primarily of:

•	Salaries, benefits and other personnel-related expenses, including share-based compensation

•	Fees paid for services provided by clinical research organizations, research institutions, consultants and other outside service providers

•	Costs to acquire and manufacture materials used in research and development activities and clinical trials

•	Laboratory consumables and supplies

•	Facility-related expenses allocated to research and development activities

•	Fees to collaborators to license technology

•	Depreciation expense for equipment used for research and development and clinical purposes.

(r)	Cost of Goods Sold

Cost of goods sold includes the costs of raw materials and components, manufacturing personnel and facility costs and other indirect and overhead costs associated with manufacturing our commercial enabling and delivery products, which generate net product revenue.

(s)	Share-Based Compensation

The Company measures and recognizes share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. The Company uses the Black-Scholes option pricing model to calculate fair value of its stock option grants. The compensation cost for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Share-based compensation expense recognized in the consolidated statements of operations is based on the period the services are performed and recognized as compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

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

The Black-Scholes option pricing model (BSM) requires the input of subjective assumptions, including the risk-free interest rate, the expected volatility in the value of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the share-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Risk-free Interest Rate

The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments appropriate for the expected term of the stock option grants.

Expected Volatility

The Company has limited historical data of its own to utilize in determining expected volatility. As such the Company based the volatility assumption on a combined weighted average of the Company’s own historical data and that of a selected peer group. The peer group was developed based on companies in the biotechnology and medical device industries whose shares are publicly-traded.

Expected Term

The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock options awards granted, the expected life is determined using the simplified method, which is an average of the contractual terms of the option and its ordinary vesting period.

(t)	Income Taxes

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

(u)	Fair Value of Financial Instruments

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

(v)	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of restricted stock units, warrants to purchase common stock and options outstanding under the stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding since the effects of potentially dilutive securities are antidilutive due to the net loss position.

(w)	Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The amended guidance required lessees to recognize a majority of their leases on the balance sheet as a ROU asset and a lease liability. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this available transition method.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. No longer will nonemployee awards be marked-to-market every reporting period, nor will the expected term be required to be the contractual term. However, forfeitures will continue to be recognized when incurred. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The Company adopted ASU 2018-07 effective January 1, 2019 using the cumulative-effect method for equity-classified nonemployee awards for which a measurement date has not been established as of the adoption date. The cumulative effect did not have a material impact on the condensed consolidated balance sheet, statement of operations or statement of cash flows.

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

(x)	Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 considers cost and benefits, and removes, modifies and adds disclosure requirements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty is to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. Management does not expect that adoption of this guidance will have a significant impact on the Company’s financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for under Topic 606 and incorporates unit-of-account guidance consistent with Topic 606 to aid in this determination. ASU 2018-18 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. Management does not expect that adoption of this guidance will have a significant impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for intra period allocations, recognizing deferred taxes for investments and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For smaller reporting companies the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Management does not expect that adoption of this guidance will have a significant impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s financial statement presentation or disclosures.

(3)	Fair Value Measurements

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

The following table sets forth the fair value of the financial assets measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,637	$—	$—	$4,637

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,358	$—	$—	$5,358

(4)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$—	$79
Work in process	—	39
Finished goods	4	23
Total	$4	$141

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $36,000, $12,000 and $33,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$132	$119
Laboratory and manufacturing equipment	550	481
Furniture and fixtures	55	55
Leasehold improvements	332	332
Construction in progress	69	3
Property and equipment, gross	1,138	990
Less accumulated depreciation	(957)	(845)
Property and equipment, net	$181	$145

Depreciation expense totaled approximately $111,000, $88,000 and $78,000 for the years ended December 31, 2019, 2018 and 2017, respectively. All of the Company’s property and equipment is located in the United States.

 (6)     Lease

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

The components of lease expense for the year ended December 31, 2019 was as follows (in thousands, except years and percentages):

December 31,
2019
Straight-line rent expense recognized for operating lease	$601
Variable rent expense recognized for operating lease	264
Total rent expense	$865

Weighted average remaining lease term (in years)	2.0
Weighted average discount rate	12.05%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities	$612
Cash lease expense (imputed interest expense component of net income)	$161

Future minimum lease payments under the operating lease as of December 31, 2019 are as follows (in thousands):

For the years ended December 31,	2019
2020	$630
2021	649
Total undiscounted lease payments	1,279
Less imputed interest	137
Total operating lease liabilities	$1,142

Prior to the Company’s adoption of the new lease standard, future minimum lease payments as of December 31, 2018, which were undiscounted, were as follows (in thousands):

For the years ended December 31,	2018
2019	$612
2020	630
2021	649
Total undiscounted lease payments	$1,891

Prior to the Company’s adoption of the new lease standard, rent expense was recognized on a straight-line basis over the life of the lease. Rental expense was approximately $601,000 for both years ended December 31, 2018 and 2017.

(7)	Collaborative Agreements

The Company has entered into various collaborations related to clinical development. These agreements allow partners to utilize the Company’s enabling biotherapeutic delivery systems, including training and support during clinical and pre-clinical delivery of biotherapeutics. Under the terms of these agreements, the Company typically receives a use fee and payments for the systems and services provided. The Company gains access to certain data generated by its partners for use in its own product development efforts and also receives nonexclusive patent rights to any partner-discovered BioCardia technology improvement inventions. Revenue from collaborative agreements is recognized in the Consolidated Statements of Operations in the line “Collaboration agreement revenue”.

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued expenses	$10	$127
Accrued salaries and employee benefits	652	368
Accrued director compensation	648	277
Accrued clinical trial costs	519	276
Grant liability	630	645
Customer deposits	102	112
Total	$2,561	$1,805

(9)	Stockholders’ Equity

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

Convertible Note Financing - On July 5, 2019, BioCardia entered into a note purchase agreement pursuant to which the Company issued on such date $625,000 in aggregate principal amount of convertible promissory notes to accredited investors, a portion of which were certain of the Company’s officers and directors and a principal stockholder (or their respective affiliates). The notes accrued 14.0% simple interest and mature six months from the issue date, on January 5, 2020. If at any time prior to the maturity date, the Company closes a public stock offering for the purpose of raising capital in which the Company’s common stock is listed or quoted on the New York Stock Exchange, the Nasdaq Global Select Market, the Nasdaq Global Market or the Nasdaq Capital Market, the outstanding principle and interest would automatically convert into the securities offered in the financing at a unit price equal to a 50% discount to the qualified financing price. The convertible notes conversion features were determined to be an embedded derivative requiring bifurcation and separate accounting at estimated fair value. The fair value of the derivative was treated as a discount on the notes, which is subject to accretion over the term of the note. The change in fair value of the derivative liability was approximately $52,000. The loss on extinguishment of the convertible notes approximated $521,000. Interest expense on the notes for the year ended December 31, 2019 totaled $112,000 and included $104,000 of accretion of the discount.

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

Sales of Unregistered Common Stock and Warrants - On December 24, 2018, the Company entered into a Securities Purchase Agreement with entities affiliated with BioCardia’s existing investors (the “Investors”), relating to an offering and sale of an aggregate of 592,592 shares (as adjusted) of the Company’s common stock at a purchase price of $6.75 per share (as adjusted), and warrants to purchase up to one-half of the number of shares of common stock sold to an Investor, up to an aggregate for all Investors of 296,296 shares (as adjusted) of common stock, for aggregate net proceeds of $3.8 million net of $200,000 expenses. The warrants are exercisable immediately for cash and, because six months have passed, are also exercisable on a cashless basis until an effective registration statement has been filed registering the resale of the shares issuable upon exercise of the warrants. At December 31, 2019 no effective registration statement has been filed. Warrants can be settled in unregistered shares. The warrants have an exercise price of $6.75 per share and will expire on December 24, 2023. The issued warrants are standalone financial instruments and were equity classified in accordance with US GAAP.

Warrants – Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of Common Stock Warrants	Weighted Average Exercise Price
Balance, December 31, 2018	296,296	$6.75
Warrants for common stock sold	2,139,512	$6.30
Warrants for common stock exercised	-
Balance, December 31, 2019	2,435,808	$6.36

(10)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002 (the “2002 Plan”), and the Company assumed the 2002 Plan in the Merger. The Company has not granted or do not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (the “2016 Plan”), and the Company assumed the 2016 Plan in the Merger. BioCardia has granted awards, including incentive stock options and non-qualified stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The number of shares reserved for issuance or transfer pursuant to awards under the 2016 Plan will be increased by (i) the number of shares represented by awards outstanding under 2016 Plan that are returned to the plan because they are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, (ii) if approved by the Administrator of the 2016 Plan, an annual increase on the first day of each fiscal year equal to at least (A) 4% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year; (B) 268,997 shares (as adjusted for the reverse stock split of common stock on June 6, 2019); or (C) such other amount as the board of directors may determine no later than the last day of the immediately preceding fiscal year. As of December 31, 2019, 461,605 shares have been authorized and available for awards under the 2016 Plan.

The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was recorded as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Cost of goods sold	$191	$143	$140
Research and development	1,115	953	678
Selling, general and administrative	1,416	1,678	1,889
Share-based compensation expense	$2,722	$2,774	$2,707

The following table summarizes activity under the Company’s stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrisinsic value (in thousands)

Balance, December 31, 2018	608,547	$25.20	7.8
Stock options granted	254,785	5.28
Stock options exercised	—	—
Stock options canceled	(41,868)	26.86
Balance, December 31, 2019	821,464	$18.99	7.6	$-
Exercisable and vested, December 31, 2019	428,793	$23.62	6.6	$-

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2019, based on the Company’s common stock closing price of $3.68 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was approximately zero, $3,000 and $400,000, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $3.87, $15.48 and $52.20 per share, respectively.

Employee, Director and Non-employee Share-Based Compensation

During the years ended December 31, 2019 and 2018, the Company granted stock options to certain employees, non-employee directors and non-employees to purchase 254,785 and 188,716 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2019			2018			2017
Risk-free interest rate	1.40	-	2.14%	2.66	-	2.89%	1.76	-	2.25%
Volatility	74	-	94%	81	-	83%	81	-	89%
Dividend yield		None			None			None
Expected term (in years)	6.25	-	10.0		6.25		5.00	-	6.25

Unrecognized share-based compensation for employees, non-employee directors and non-employee options granted through December 31, 2019 is approximately $3.4 million to be recognized over a remaining weighted average service period of 2.1 years.

Share-Based Compensation (RSUs)

During the year ended December 31, 2019, the Company granted to certain members of management 34,713 restricted stock units, or RSUs in lieu of paying bonuses. The fair value of each RSU is estimated on the closing market price on the grant date.

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2018	29,698	$25.56
RSUs granted	34,713	4.75
RSUs vested	(27,430)	19.46
RSUs forfeited	-	—
Balance, December 31, 2019	36,981	$10.56

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for RSUs granted through December 31, 2019 was approximately $171,000 to be recognized over a remaining weighted average service period of 0.1 year.

Nonemployee Share-Based Compensation

During the year ended December 31, 2019 the Company complied with the requirements of ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expanded the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees are substantially aligned. No longer will nonemployee awards be marked-to-market every reporting period, nor will the expected term be required to be the contractual term. During the years ended December 31, 2018 and 2017, the Company granted options to purchase zero and 5,139 shares of common stock to consultants. These options were granted in exchange for consulting services to be rendered and vest over the term specified in the grant, which correlates to the period the services are rendered. The Company recorded nonemployee share-based compensation expense of $176,000 and $768,000 for the years ended December 31, 2018 and 2017 respectively. During the years ended December 31, 2018 and 2017 the Company accounted for share-based compensation arrangements with nonemployees, using the Black Scholes option pricing model, based on the fair value as these instruments vest. Accordingly, at each reporting date, the Company revalued the unearned portion of the share-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered. The following assumptions were used to value the awards.

	Years ended December 31,
	2018			2017
Risk-free interest rate	2.80	-	2.95%	2.25	-	2.40%
Volatility	78	-	85%	81	-	87%
Dividend yield		None			None
Expected term (in years)	7.6	-	8.8	8.6	-	9.8

(11)	Concentrations

Most of the Company’s customers are located in the United States. Two customers accounted for 43% and 25% of total revenues in 2019. One customer accounted for approximately 29% of revenue in 2018 and no single customer accounted for more than 10% of revenue in 2017. One customer accounted for 15% of accounts receivable at December 31, 2019. One customer accounted for 23% of accounts receivable at December 31, 2018.

(12)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):

	Years ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(14,709)	$(13,987)	$(12,308)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	5,644,328	4,264,178	4,240,060
Net loss per share, basic and diluted	$(2.61)	$(3.28)	$(2.90)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Years ended December 31,
	2019	2018	2017

Stock options to purchase common stock	821,464	608,547	468,122
Unvested restricted stock units	36,981	29,698	10,888
Common stock warrants	2,435,808	296,296	-
Total	3,294,253	934,541	479,010

(13)	Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2019, 2018 and 2017 was $0 for all years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2019, 2018 and 2017. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$(3,089)	$(2,937)	$(4,185)
State, net of federal benefit	(414)	(455)	(1,238)
Research and development credit	(225)	(236)	(135)
Stock-based compensation	446	440	344
Change in Federal Tax Rate	-	-	8,172
Other	5	22	7
Change in valuation allowance	3,277	3,166	(2,965)
Total provision for income taxes	$—	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2019 and 2018 were as follows (in thousands):

	Years ended December 31,
	2019	2018
Accrued compensation	$148	$84
Inventory adjustments	297	276
Depreciation and amortization	98	113
Stock-based compensation	744	648
Net operating loss and tax credit carryforwards	23,809	20,698
Other	11	12
Gross Deferred Tax Asset	25,107	21,831
Valuation Allowance	(25,107)	(21,831)
Net deferred tax asset	$-	$-

The Company has approximately $80.5 million and $58.6 million of federal and state net operating loss carryforwards, respectively, as of December 31, 2019. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2022 and 2028 for federal and state purposes, respectively, with 2019 and 2018 federal NOLs having no expiration date.

Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by section 382, which discusses limitations on NOL carryforwards and certain built-in losses following ownership changes, and section 383, which discusses, special limitations on certain excess credits, etc., of the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. Accordingly, the Company’s ability to utilize net operating loss carryforwards may be limited, potentially significantly, as the result of such an “ownership change”.  The Company has not yet performed a comprehensive study to determine if it has undergone any ownership changes.  If the Company is able to potentially utilize its net operating loss carryforwards, it will perform a comprehensive section 382 study to determine what, if any, limitation on its ability to utilize its NOLs exists.

At December 31, 2019, the Company has federal and state research and development credits of approximately $2.4 million and $1.8 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforwards have no expiration.

The Company does not believe that these assets are realizable on a more-likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.  The Company did not have deferred tax liabilities as of December 31, 2019 or 2018. The net increase in the total valuation allowance for the year ending December 31, 2019 is $3.2 million, primarily from the net operating losses generated. The net increase in the total valuation allowance for the year ending December 31, 2018 is $3.2 million, primarily from the net operating losses generated.

No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2019	2018
Balance, beginning of year	$891	$725
Additions based on tax positions related to the current year	155	166
Balance, end of year	$1,046	$891

Recognition of approximately $753,000 and $636,000 of unrecognized tax benefits would impact the effective rate at December 31, 2019 and 2018 respectively, if recognized. Contributing to the increase in amount impacting the rate in 2018 was the consideration of the federal tax rate change as a result of the Tax Act. Increases in 2019 relate to increased research and development activity.

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

(14)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties - Prior to December 31, 2019, a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) affected the People’s Republic of China, and the unknown risks to the international community began to escalate as the virus spread globally beyond its point of origin. Disclosures concerning the COVID-19 outbreak by the government of the People’s Republic of China were not extensive prior to December 31, 2019.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and financial markets worldwide as the virus spreads. If the outbreak continues to spread, it may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. BioCardia may need to limit operations and may experience limitations in employee resources. There are risks that the COVID-19 outbreak may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, while the potential economic impact brought by, and the duration of, a coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity, and the Company’s ability to complete its preclinical and clinical studies on a timely basis, or at all. The ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing, preclinical and clinical trial activities or the global economy as a whole. However, these effects could have a material, adverse impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which BioCardia relies.

(15)	Grant Funding

In June 2016, the Company entered into a grant agreement with Maryland Technology Development Corporation (“TEDCO”). TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace. TEDCO administers the Maryland Stem Cell Research Fund to promote State funded stem cell research and cures through financial assistance to public and private entities operating within the State. Under the agreement, TEDCO has agreed to provide the Company an amount not to exceed $750,000 to be used solely to finance the costs to conduct the research project entitled “Heart Failure Trial” over a period of three years. This agreement has been extended for another year to June 2020.

As of December 31, 2019, the Company has received approximately $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $120,000 of the qualifying costs had been incurred as of December 31, 2019. The remaining $630,000 was recorded as grant liability on the consolidated balance sheet at December 31, 2019. The amount is recorded as a liability as the amounts are refundable, should a default by the Company, as defined in the agreement, occur prior to incurring the qualifying costs.

(16)	Related Party Transactions

OPKO

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

Effective August 29, 2019, the Company and OPKO mutually agreed to terminate the Consulting Agreement without penalty or payment of any kind as the services under the Consulting Agreement were no longer necessary. In connection with the termination of the Consulting Agreement, OPKO’s option grant was amended such that it is unaffected by the termination of the Consulting Agreement and will continue to vest and remain outstanding for the remainder of its ten-year term unless earlier exercised. As a result of this modification of the option grant, all future unrecognized stock-based compensation expense was remeasured and recognized in August 2019. BioCardia recorded $225,000 expense (of which $167,000 pertains to the option modification) in share-based compensation expense related to the OPKO stock option in selling, general and administrative expense during the year ended December 31, 2019. The Company recorded $142,000 and $480,000 as share-based compensation expense related to the OPKO stock option during the years ended December 31, 2018 and 2017, respectively.

Convertible Note Financing

On July 5, 2019, BioCardia entered into a note purchase agreement pursuant to which the Company issued on such date $625,000 in aggregate principal amount of convertible promissory notes to accredited investors, a portion of which were certain of the Company’s officers and directors and a principal stockholder (or their respective affiliates). See note 9 above.

Sales of Unregistered Common Stock and Warrants

On December 24, 2018, the Company entered into a Securities Purchase Agreement with entities affiliated with BioCardia’s existing investors (the “Investors”), relating to an offering and sale of an aggregate of 592,592 shares (as adjusted) of the Company’s common stock at a purchase price of $6.75 per share (as adjusted), and warrants to purchase up to one-half of the number of shares of common stock sold to an Investor, up to an aggregate for all Investors of 296,296 shares (as adjusted) of common stock, for aggregate net proceeds of $3.8 million net of $200,000 expenses. See note 9 above.

(17)	Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. The Company made matching contributions of $25,000 and $26,000 during the years ended December 31, 2019 and 2018, respectively, but did not make a contribution in the year ending December 31, 2017.

(18)	Subsequent Events

On November 26, 2019, at BioCardia’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved a one-time repricing of certain outstanding stock options granted to service providers (covering a total of 515,036 shares of BioCardia’s common stock with per share exercise prices between $10.05 and $97.21) under the 2002 Stock Plan and the 2016 Equity Incentive Plan. Pursuant to such approval, as of January 29, 2020 the exercise price of such options was automatically repriced to $5.32 per share (the “Repricing”). This is being accounted for as a modification and the incremental compensation cost to be recorded in the Consolidated Statement of Operations is not expected to be material.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and financial markets worldwide as the virus spreads. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic at this time, if the pandemic continues to evolve into a severe worldwide health crisis, it could have a material adverse effect on the Company’s business, clinical development programs, clinical trials, and ability to raise future equity or debt financing. The financial statements do not reflect any adjustments as a result of the pandemic.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Due to the material weakness in internal control over financial reporting below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019. These conclusions were communicated to the Audit Committee. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

Changes in Internal Control over Financial Reporting

Other than those noted below under the section titled “Previously Identified Material Weaknesses in Internal Control Over Financial Reporting,” there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously identified a material weakness in internal control over financial reporting as of September 30, 2019. The material weakness resulted from a lack of sufficient technical resources to appropriately perform effective and timely review of the accounting for and disclosure of complex non-routine transactions, including the adoption of new accounting standards. This material weakness remains unremediated as of December 31, 2019.

We are implementing measures designed to improve our internal control over financial reporting and remediate the material weakness, including the following:

•

we are enhancing our control processes for identifying and reviewing non-routine transactions, including formalized reviews of these transactions by senior accounting management and more robust documentation of the related conclusions and required accounting; and

•	we are engaging external consultants to provide expertise and assistance sufficient to evaluate, resolve and document the accounting for complex non-routine transactions.

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

The following table sets forth the names, ages as of December 31, 2019, and certain other information for each of the directors with terms expiring at the 2020 Annual Meeting (who are also nominees for election as a director at the 2020 Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since(4)	Current Term Expires
Directors with Terms expiring at the Annual Meeting
Peter Altman, Ph.D.	I	53	President, Chief Executive Officer and Director	2002	2020
Fernando L. Fernandez(1)	I	58	Director	2016	2020

Continuing Directors
Jim Allen(3)	II	64	Director	2019	2021
Andrew Blank(1)(2)	II	63	Director	2019	2021
Richard Pfenniger, Jr.(2)	II	64	Director	2016	2021
Richard Krasno, Ph.D.(3)	III	77	Director	2016	2022
Jay M. Moyes(1)(2)	III	65	Director	2011	2022
Simon H. Stertzer, M.D.(3)	III	83	Chairman of the Board of Directors	2002	2022

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)

Service on our board of directors prior to 2016 noted in the narrative below includes service with BioCardia Lifesciences, Inc., the company we merged with in our reverse merger transaction in October 2016.

Business Experience of Directors

Peter Altman, Ph.D. has served as our President and Chief Executive Officer since 2002, where he has global responsibility for the development, manufacture and marketing of our therapeutic candidates and products. He was founding Chief Executive Officer from 1999 to 2003 and board member of CareDx from 1999 to 2014, a developer of a diagnostics to be used in chronic inflammatory diseases, including cardiac transplantation. He was also founding Chief Executive Officer for Lumen Therapeutics from 2004 to 2005, an early-stage pharmaceutical company. He has 33 years of experience in life science research and product development, is named inventor in more than 50 U.S. patents, and has authored 40 scientific publications. Dr. Altman currently serves as a director on the board of directors of Oncocyclist Biotech, since 2018. He received his Ph.D. in Bioengineering/Pharmaceutical Chemistry from the University of California, San Francisco and University of California, Berkeley, his Management of Technology certificate from the Walter A. Haas School of Business at the University of California, Berkeley, and both his Master of Science and Bachelor of Science in Mechanical Engineering from the Columbia University School of Engineering and Applied Sciences. Dr. Altman has been elected Fellow of the American Heart Association.

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

Jim Allen was appointed to our board of directors effective October 1, 2019. Mr. Allen is Chief Executive Officer and President of Sea Star, Inc., a real estate development company, and has served in that capacity since he founded the company in February 1989. Mr. Allen has founded multiple companies from concept to full operation involving the development of various technologies, patents, manufacturing processes, and sales, distribution and maintenance programs.  Six of his ventures have resulted in sales to publicly-traded companies. One of his companies was sold to Roper Technologies, Inc. and he is currently serving in a consulting capacity for TransCore Atlantic LLC, a Roper Technologies, Inc. company.  He is a named inventor on 29 issued and pending patents.  Mr. Allen has studied business at Troy University and Auburn University at Montgomery.

We believe that Mr. Allen possesses specific attributes that qualify him to serve as a member of our board of directors, including his operational expertise and extensive track record of successful business ventures.

Andrew Scott Blank was appointed to our board of directors effective October 1, 2019. Mr. Blank is President of National Brands, Inc., an investment group that was one of the largest Anheuser-Bush beer distributors prior to divesture of those operations, and has served in that capacity since March 2, 1993.  Mr. Blank also currently serves as President of WareITis Technologies, developer of one of the foremost enterprise level content management software suites called Records Studio, President of Archive America, one of the country’s largest family-owned document storage firms, and President of Seaboard Warehouse Terminals, a provider of nationwide third-party logistics services.  Mr. Blank also currently serves on the board of directors of Neumentum, Inc.  Mr. Blank holds a bachelor’s degree in business from the University of Miami.

We believe that Mr. Blank possesses specific attributes that qualify him to serve as a member of our board of directors, including his operational expertise and extensive track record in the management of fast-growth companies.

Richard C. Pfenniger, Jr. was appointed to our board of directors in October 2016. From May 2014 to February 2015, Mr. Pfenniger served as Interim Chief Executive Officer of Vein Clinics of America, Inc., a medical group specializing in the treatment of vein disease. From January 2013 to May 2013, Mr. Pfenniger served as Interim Chief Executive Officer of IntegraMed America, Inc., an operator of the largest U.S. network of fertility centers. From October 2003 until October 2011, when it was acquired by Metropolitan Health, Inc., he served as Chairman of the board of directors and President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician and practice management services. Prior thereto, Mr. Pfenniger served as Chief Executive Officer of Whitman Education, Inc. from 1997 to 2003 and as Chief Operating Officer of IVAX Corporation from 1994 to 1997 after having served as the Senior Vice President – Legal Affairs from 1989 to 1994. Mr. Pfenniger currently serves as a director on the board of directors of OPKO Health, Inc., a pharmaceutical and medical diagnostic company, since 2008; on TransEnterix, Inc., a medical device company, since 2005; on GP Strategies, Inc., a corporate training and performance improvement company, since 2005; and on IntegraMed America, Inc. since 2012. Mr. Pfenniger currently serves on the boards of nonprofits Town Square Neighborhood Development Corporation and the Frost Museum of Science.  Mr. Pfenniger holds a Juris Doctor degree from the University of Florida and a Bachelor of Business Administration degree from Florida Atlantic University.

We believe that Mr. Pfenniger possesses specific attributes that qualify him to serve as a member of our board of directors, including his expertise with public companies and the healthcare industry.

Richard Krasno, Ph.D. was appointed to our board of directors in October 2016. Dr. Krasno has served as a director of OPKO Health, Inc. since 2017. Dr. Krasno previously served as a director on the board of Ladenburg Thalmann from 2006 until 2020 and on the board of Castle Brands, Inc. from 2014 until 2019. Dr. Krasno served as the executive director of the William R. Kenan, Jr. Charitable Trust from 1999 to 2014 and, from 1999 to 2010, as president of the four affiliated funds. Prior to that, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Mr. Krasno holds a Bachelor of Science from the University of Illinois and a Ph.D. from Stanford.

We believe that Mr. Krasno possesses specific attributes including his qualifications and skills, including financial literacy and expertise, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations, which qualify him to serve as a member of our board of directors.

Jay M. Moyes has served on our board of directors since 2011. He has served on the board of directors of Puma Biotechnologies from April 2012 to present, on the board of directors of Achieve Life Sciences from 2018 to the present, on the board of directors of Predictive Technology Group, Inc. from February 2019 until December 2019 and on the board of directors and Chairman of the Audit Committee of Osiris Therapeutics, a biosurgical company, from May 2006 until December 2017. He also served as a member of the board of directors and Chairman of the Audit Committee of Integrated Diagnostics, a privately held molecular diagnostics company, from 2011 to 2016. From 2012 to 2014, Mr. Moyes served as a member of the board of directors of Amedica Corporation, a publicly traded orthopaedics company, and as Chief Financial Officer from 2013 to 2014. From 2008 to 2009, Mr. Moyes served as Chief Financial Officer of CareDx, a publicly traded molecular diagnostics company. Prior to that, he served as Chief Financial Officer of Myriad Genetics, Inc., a publicly held healthcare diagnostics company, from June 1996 until his retirement in November 2007, and as Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG from 1979 to 1991. He also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 to 2006. Mr. Moyes holds a Masters of Business Administration from the University of Utah, a Bachelor of Arts in economics from Weber State University, and was formerly a Certified Public Accountant.

We believe that Mr. Moyes possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive background in finance and accounting in the life sciences industry.

Simon H. Stertzer, M.D. is Chairman of our board of directors and has served on our board of directors since 2002. Dr. Stertzer is a Professor of Medicine, Emeritus at the Stanford University School of Medicine, Division of Cardiovascular Medicine. He was appointed Professor of Medicine at Stanford University in 1998, and became Professor Emeritus at Stanford University in 2011. Dr. Stertzer serves on the medical advisory board of Avenda Health, a private prostate cancer therapy company, and was appointed in June 2019. Dr. Stertzer is managing member of Windrock Enterprises, LLC, a real estate investment company, since May 1999. He has served as a Director of Frontiere Algorithmic Design LLC, a software development company, from June, 2014. Dr. Stertzer was a founder and board member of Arterial Vascular Engineering, an angioplasty balloon and stent company that went public in 1996 and was subsequently acquired by Medtronic. He also serves as Director of AVIA App LLC since 2015. Dr. Stertzer received his Doctor of Medicine degree from New York University. He also earned a Certificat de Physiologie from University of Paris (Sorbonne) and had a fellowship at New York University Hospital in Cardiovascular Disease. Dr. Stertzer received a Bachelor of Arts degree in Humanities from Union College.

We believe that Dr. Stertzer possesses specific attributes that qualify him to serve as Chairman of our board of directors, including his historical association with our company and his expertise in interventional cardiology and the operational experience he has accumulated in the life sciences industry.

Director Independence

In accordance with the listing requirements of the NASDAQ Stock Market and our Corporate Governance Guidelines, a majority of our Board must be composed of independent directors. Our Board has determined that all of our directors, other than Dr. Altman, qualify as “independent” directors in accordance with listing requirements of The NASDAQ Stock Market, or NASDAQ, and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Dr. Altman is not considered independent because he is an employee of BioCardia.

 Board Leadership Structure

Board Structure. Our board of directors has eight authorized seats divided into three classes (Class I, Class II and Class III) with staggered three-year terms. Two Class II directors are to be elected at the 2020 Annual Meeting to serve a three-year term expiring at the 2023 Annual Meeting of stockholders or until their respective successors have been elected and qualified. The Class II and Class III directors will continue to serve their respective terms until the respective 2021 and 2022 Annual Meetings of stockholders.

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

Audit Committee

Our audit committee currently consists of Jay Moyes, who is the chair of the committee, Fernando Fernandez and Andrew Blank, each of whom are independent for Audit Committee purposes under the requirements of NASDAQ and the SEC rules and regulations. Each of Mr. Moyes and Mr. Fernandez is an “audit committee financial expert” as the term is defined under SEC regulations. The audit committee operates under a written charter. The functions of the audit committee include:

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

 Compensation Committee

Our compensation committee currently consists of Richard Pfenniger, who is the chair of the committee, Jay Moyes and Andrew Blank, each of whom are independent in accordance with the NASDAQ Stock Market LLC standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The compensation committee operates under a written charter. The functions of the compensation committee include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Simon Stertzer, who is the chair of the committee, Richard Krasno and Jim Allen, each of whom are independent in accordance with the NASDAQ Stock Market LLC standards. The nomination committee operates under a written charter. The functions of the nominating and corporate governance include:

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

Non-Employee Director Compensation

Cash and Equity Compensation

We compensate non-employee members of the board of directors. Directors who are also employees do not receive cash or equity compensation for service on the board of directors in addition to compensation payable for their service as our employees. The non-employee members of our board of directors are reimbursed for travel, lodging and other reasonable expenses incurred in attending board of directors or committee meetings. Our directors typically receive equity grants annually at the fair market value of our common stock at the time of grant under our 2016 Plan.

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

Under our non-employee director compensation program, each non-employee director received an initial equity award in January of 2017 of either an option to purchase 2,472 shares of common stock or receive 1,703 restricted stock units which, in either case, vest over three years upon the anniversary of the grant date, subject to continued service through the vesting date. We expect additional annual equity grants may be made to our non-employee directors and that compensation for our non-employee directors will be competitive at the 50th percentile of our peer group. In July 2018, the board elected to defer quarterly payment of the cash portion of director compensation until the Company has raised sufficient financing.

Compensation for 2019

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2019:

Director	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Fernando L. Fernandez	$47,500.00	$—	—	$47,500.00
Richard Krasno, Ph.D.	$43,750.00	$—	—	$43,750.00
Jay M. Moyes	$58,125.00	$—	—	$58,125.00
Richard C. Pfenniger, Jr.	$46,250.00	$—	—	$46,250.00
Thomas Quertermous, M.D.(3)	$38,812.50	$—	—	$38,812.50
Simon H. Stertzer, M.D.	$76,250.00	$—	—	$76,250.00
Allan R. Tessler(3)	$41,250.00	$—	—	$41,250.00
Jim Allen	$10,937.50	—	—	$10,937.50
Andrew Blank	$13,125.00	—	—	$13,125.00

(1)

This amount reflects the amount of cash earned pursuant to our non-employee director compensation policy described above. No cash was paid to any director in 2019 due to the board’s election to defer payment of any cash portion of director compensation until we have raised sufficient funding.

(2)	Directors did not receive equity grants in 2019 under our policy described above.
(3)

On September 25, 2019, pursuant to shareholder requests for appointments to the board of directors, the board of directors accepted offers to resign from each of Thomas Quertermous, M.D. and Allan R. Tessler and appointed Jim Allen and Andrew Blank to fill these vacancies, effective October 1, 2019.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2019.

Name	Aggregate Number of Stock Options Outstanding as of December 31, 2019		Aggregate Number of Stock Awards Outstanding as of December 31, 2019
Fernando L. Fernandez	—		567	(1)
Richard Krasno, Ph.D.	—		567	(1)
Jay M. Moyes	5,931	(2)	—
Richard C. Pfenniger, Jr.	—		567	(1)
Thomas Quertermous, M.D.	3,921	(3)	—
Simon H. Stertzer, M.D.	12,218	(4)	—
Allan R. Tessler	1,508	(5)	567	(1)
Jim Allen	—		—
Andrew Blank	—		—

(1)	Includes 567 shares subject to a restricted stock award that vested on January 13, 2020.

(2)

Includes (i) 4,283 shares subject to an option, which are fully vested and immediately exercisable, (ii) 824 shares subject to an option that vested January 13, 2019, and (iii) 824 shares subject to an option that vested on January 13, 2020.

(3)

Includes (i) 2,273 shares subject to an option, which are fully vested and immediately exercisable, (ii) 824 shares subject to an option that vested January 13, 2019, and (iii) 824 shares subject to an option that vested on January 13, 2020.

(4)

Includes (i) 10,570 shares subject to an option which are fully vested and immediately exercisable, (ii) 824 shares subject to an option that vested January 13, 2019, and (iii) 824 shares subject to an option that vested on January 13, 2020.

(5)	Includes 1,508 shares subject to an option, which are fully vested and immediately exercisable.

(6)

On September 25, 2019, pursuant to shareholder requests for appointments to the board of directors, the board of directors accepted offers to resign from each of Thomas Quertermous, M.D. and Allan R. Tessler and appointed Jim Allen and Andrew Blank to fill these vacancies, effective October 1, 2019.

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

Executive Officers

The following table identifies certain information about our executive officers as of December 31, 2019. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Peter Altman, Ph.D.	53	President, Chief Executive Officer, and Director
Henricus Duckers, M.D., Ph.D., FESC	52	Chief Medical Officer
David McClung	56	Chief Financial Officer
Phil Pesta	53	Vice President of Operations

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2019, all Section 16(a) filing requirements were satisfied on a timely basis, except as previously reported by the Company, and with respect to the following failures to timely file: (i) two Form 4’s for Peter Altman (filed with the SEC on September 24, 2018 and March 27, 2020) to report three transactions, (ii) a Form 4 for Jay Moyes (filed with the SEC on September 26, 2018) to report one transaction, (iii) a Form 4 for Simon Stertzer (filed with the SEC on September 26, 2018) to report one transaction, (iv) a Form 4 for Thomas Quertermous (filed with the SEC on September 26, 2018) to report one transaction, (v) a Form 4 for Allan Tessler (filed with the SEC on September 26, 2018) to report one transaction, (vi) a Form 4 for Richard Krasno (filed with the SEC on September 26, 2018) to report one transaction, (vii) a Form 4 for Richard Pfenniger (filed with the SEC on September 26, 2018) to report one transaction, (viii) a Form 4 for Fernando Fernandez (filed with the SEC on September 26, 2018) to report one transaction; (ix) a Form 4 for Henricus Duckers (filed with the SEC on March 27, 2020) to report two transactions; (x) a Form 4 for Phil Pesta (filed with the SEC March 27, 2020) to report two transactions; (xi) a Form 4 for David McClung (filed with the SEC on March 27, 2020) to report two transactions; (xii) a Form 3 for Andrew Blank (filed with the SEC on February 26, 2020); and (xiii) a Form 3 for Jim Allen (filed with the SEC on February 26, 2020).

ITEM 11. EXECUTIVE COMPENSATION

The director compensation information provided in Item 10 of this Annual Report on Form 10-K is hereby incorporated by reference in this Item 11.

Fiscal 2019 Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers, who are comprised of (1) our principal executive officer and (2) our next two highest compensated executive officers other than the principal executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Peter Altman, Ph.D.	2019	362,700.00	—	57,600.00	(2)	257,200.98	(4)		677,500.98
President, Chief Executive Officer, and Director	2018	360,000.00	—	—		742,000.00	(3)	—	1,102,000.00
David McClung	2019	302,250.00	—	30,000.00	(2)	102,244.76	(4)		434,494.76
Chief Financial Officer	2018	300,000.00	—	—		294,982.10	(3)	—	594,982.10
Henricus Duckers	2019	350,000.00	—	14,000.00	(2)	107,945.94	(4)		471,945.94
Chief Medical Officer	2018	350,000.00	—	—		311,417.40	(3)	—	661,417.40

(1)

This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 13 to our consolidated financial statements for the year ended December 31, 2019. The fair value of certain options outstanding as of December 31, 2019 does not give effect to the Repricing, which occurred as of January 29, 2020 and modified the exercise price of each such option to $5.32 per share.

(2)	This amount was earned in the fiscal year ending December 31, 2018, but was not paid out as RSUs until 2019. Such RSUs vested on January 29, 2020.

(3)	The option vests and becomes exercisable in equal installments over forty-eight months on each monthly anniversary of February 1, 2018.

(4)	The option vests and becomes exercisable in equal installments over forty-eight months on each monthly anniversary of September 1, 2019.

Employment Agreements

Peter Altman

We have not entered into an employment agreement with Dr. Altman. Accordingly, he is employed on an at-will basis. Dr. Altman’s current annual base salary is $370,800.00 and he is eligible for an annual bonus equal to 40% of his base salary.

Dr. Altman is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

David McClung

We have not entered into an employment agreement with Mr. McClung. Accordingly, he is employed on an at-will basis. Mr. McClung’s current annual base salary is $309,000.00 and he is eligible for an annual bonus equal to 25% of his base salary.

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

Potential Payments on Termination or Change of Control

We have entered into change of control and severance agreements with each of our named executive officers. Under each of these agreements, if, within the period three months prior to and 12 months following a “change of control” (such period, the “change in control period”), we terminate the employment of the applicable employee other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s change of control and severance agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 150% for Dr. Altman, 100% for Mr. McClung and 100% for Dr. Duckers, (ii) a lump sum payment equal to the following percentage of the employee’s target annual bonus: 150% for Dr. Altman, 100% for Mr. McClung and 100% for Dr. Duckers, (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 18 months for Dr. Altman, 12 months for Mr. McClung and 12 months for Dr. Duckers, and (iv) accelerated vesting as to 100% of the employee’s outstanding unvested equity awards.

Additionally, under each of these agreements, if, outside of the change in control period, we terminate the employment of the applicable employee other than for cause, death or disability, or the employee resigns for good reason and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 100% for Dr. Altman, 50% for Mr. McClung and 50% for Dr. Duckers, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 12 months for Dr. Altman, 6 months for Mr. McClung and 6 months for Dr. Duckers, and (iii) the employee’s outstanding unvested equity awards will vest as to an additional 24 months for Dr. Altman, 12 months for Mr. McClung and 12 months for Dr. Duckers.

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

Outstanding Equity Awards at 2019 Year-End

The following table sets forth summary information regarding the outstanding equity awards for each of the named executive officers as of December 31, 2019:

		Option Awards(1)(2)					Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($))(9)
Peter Altman	4/10/2010	754	(4)	—	16.20	4/10/2020	—		—
	7/5/2014	35,290	(4)	—	16.20	7/5/2024	—		—
	8/19/2016	112,038	(5)	22,407	16.20	8/19/2026	—		—
	2/1/2018	22,222	(5)	22,222	23.40	2/1/2028	—		—
	8/27/2019	7,401	(9)	63,653	5.00	8/27/2029	—		—
	8/27/2019	—		—	—	—	12,126	(10)	44,623.68
David McClung	6/23/2014	2,514	(4)	—	16.20	6/23/2024	—		—
	8/9/2016	7,024	(6)	149	16.20	8/9/2026	—		—
	8/19/2016	6,168	(7)	1,233	16.20	8/19/2026	—		—
	2/1/2018	8,834	(5)	8,834	23.40	2/1/2028	—		—
	8/27/2019	2,942	(9)	25,304	5.00	8/27/2029	—		—
	8/27/2019	—		—	—	—	6,315	(10)	23,239.20
Henricus Duckers	8/9/2016	15,732	(8)	2,247	16.20	8/9/2026	—		—
	8/19/2016	11,754	(7)	2,351	16.20	8/19/2026	—		—
	2/1/2018	9,327	(5)	9,326	23.40	2/1/2028	—		—
	8/27/2019	3,106	(9)	26,715	5.00	8/27/2029	—		—
	8/27/2019	—		—	—	—	2,947	(10)	10,844.96

(1)	Information for this table is depicted on an award-by-award basis unless the exercise price and expiration date are identical.

(2)	Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective on November 2, 2017 and May 7, 2019, respectively.

(3)

This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors. The weighted average exercise price of outstanding options as of December 31, 2019 does not give effect to the Repricing, which occurred as of January 29, 2020 and modified the exercise price of each such option to $5.32 per share.

(4)	This option is fully vested and immediately exercisable.

(5)	This option vests and becomes exercisable in equal monthly installments over four years from the grant date.

(6)	This option vests and becomes exercisable in equal monthly installments over four years beginning April 28, 2016.

(7)	This option vests and becomes exercisable in equal monthly installments over four years beginning November 24, 2016.

(8)	This option vests and becomes exercisable in equal monthly installments over four years from the grant date, subject to a one-year cliff.

(9)	Amounts shown are valued at the closing price of our common stock on December 31, 2019 of $3.68 per share.

(10)	Restricted stock unit awards vested on January 29, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of December 31, 2019 are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of December 31, 2019 there were 6,825,183 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o BioCardia, Inc., 125 Shoreway Road, Suite B, San Carlos, CA 94070.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Beneficial Ownership
5% Stockholders:
Entities affiliated with Stertzer Family Trust(2)	1,521,563	17.4%
Frost Gamma Investments Trust(3)	1,541,700	17.6%
Jim Allen(4)	1,016,513	11.6%
Entities affiliated with Gerald P. Peters(5)	592,473	6.8%
Sabiah Ltd. (6)	583,937	6.7%

Named Executive Officers and Directors:
Jim Allen(4)	1,016,513	11.6%
Andrew Blank(7)	233,334	2.7%
Peter Altman, Ph.D.(8)	420,726	4.8%
Henricus Duckers(9)	59,736	*
Fernando L. Fernandez(10)	6,315	*
Richard Krasno(11)	6,315	*
David McClung(12)	68,227	*
Jay M. Moyes(13)	9,892	*
Richard C. Pfenniger, Jr. (14)	11,870	*
Simon H. Stertzer, M.D.(2)	1,521,563	17.4%
All directors and executive officers as a group (11 people)	3,384,419	38.7%

*	Represents beneficial ownership of less than 1%.

(1)	Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective on November 2, 2017 and May 7, 2019.

(2)

Consists of (i) 709,513 shares of common stock held by the Stertzer Family Trust, (ii) 230,704 shares of our common stock held by Windrock Enterprises L.L.C., (iii) 11,656 shares of our common stock held by the Stertzer Gamma Trust, (iv) 91,544 shares our common stock held by Stertzer Holdings LLC, , (v) 3,594 shares of our common stock held by Dr. Stertzer (vi) 1,333 shares of our common stock held by Dr. Stertzer and his spouse Kimberly Stertzer, (vii) 12,218 shares subject to options that are vested and exercisable within 60 days of December 31, 2019, held by Dr. Stertzer, (viii) 326,742 shares subject to warrants held by the Stertzer Family Trust, (ix) 41,667 shares subject to warrants held by Stertzer Holdings LLC and (x) 92,592 shares subject to warrants held by Windrock Enterprises L.L.C. Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC.

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

(4)

Consists of (i) 515,931 shares of our common stock held by Mr. Allen, (ii) 398 shares of our common stock held by Mr. Allen and Kyle Johnson and over which Mr. Allen shares voting and dispositive power, (iii) 92 shares of our common stock, held by Wesley Upchurch and over which Mr. Allen shares voting and dispositive power, (iv) 92 shares of our common stock, held by Judson Upchurch and over which Mr. Allen shares voting and dispositive power, and (v) 500,000 shares subject to warrants held by Mr. Allen.

(5)

Consists of (i) 166,086 shares of our Common Stock held by Gerald P. Peters, (ii) 89,487 shares of our Common Stock held by The Peters Corporation, (iii) 33,456 shares of our common stock held by the Peters Family Art Foundation, (iv) 53,500 shares of our common stock held in the Kathleen K. Peters & Gerald P. Peters III Revocable Trust UTA dtd. Sept. 29, 2008, (v) 76,759 shares of our common stock held in an account for the benefit of Mr. Peters, (vi) 7,185 shares of our common stock held in an account for the benefit of his spouse, and (vii) 166,000 shares subject to warrants held by Mr. Peters. Gerald P. Peters, President, Chief Executive Officer and Financial & Fiscal Officer of the Peters Family Art Foundation may be deemed to have voting and dispositive control over the shares held by the Peters Family Art Foundation. The address for the Peters Family Art Foundation is P.O. Box 2437, Santa Fe, NM 87504. Mr. Peters may be deemed to have voting and dispositive control over the shares held by The Peters Corporation.

(6)

Consists of (i) 417,270 shares of our common stock held by Sabiah Ltd. and (ii) 116,667 shares subject to warrants held by Sabiah Ltd. Luis M de la Fuente, his wife and child are the stockholders of Sabiah Ltd. and share voting and dispositive control over the shares held by Sabiah Ltd. The address for this entity is P.O. Box 438, Road Town, Tortola, British Virgin Islands.

(7)	Consists of (i) 116,667 shares of our common stock held by Mr. Blank and (ii) 116,667 shares subject to warrants held by Mr. Blank.

(8)

Consists of (i) 163,411 shares of our common stock held by Dr. Altman, (ii) 189,831 shares subject to options vested and exercisable within 60 days of December 31, 2019, and (iii) 67,484 shares subject to warrants held by Dr. Altman.

(9)

Consists of (i) 8,435 shares of our common stock held by Dr. Duckers, (ii) 42,866 shares subject to options vested and exercisable within 60 days of December 31, 2019, and (iii) 8,435 shares subject to warrants held by Dr. Duckers.

(10)	Consists of 6,315 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of December 31, 2019.

(11)	Consists of 6,315 shares subject to options held by Mr. Krasno that are vested and exercisable within 60 days of December 31, 2019.

(12)

Consists of (i) 17,559 shares of our common stock held by Mr. McClung, (ii) 33,797 shares subject to options vested and exercisable within 60 days of December 31, 2019, and (iii) 16,871 shares subject to warrants held by Mr. McClung.

(13)	Consists of 3,961 shares of our common stock and 5,931 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of December 31, 2019.

(14)	Consists of 11,870 shares subject to options held by Mr. Pfenniger that are vested and exercisable within 60 days of December 31, 2019.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2019. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by stockholders(1)	811,892	$19.11	461,605
Equity compensation plans not approved by stockholders(3)	46,553	$16.20	—
Total	854,445	$18.95	461,605

(1)	Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective on November 2, 2017 and May 7, 2019, respectively.

(2)

The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights as of December 31, 2019 does not give effect to the Repricing, which occurred as of January 29, 2020 and modified the exercise price of certain options to $5.32 per share.

(3)	In August 2016, the Company granted an option to purchase common stock outside of the Company’s stock option plans to a consultant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

We have adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described above were entered into prior to the adoption of this policy.

Related Party Transactions

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year ended December 31, 2018, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

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

Other Transactions

We have granted stock options to our named executive officers and certain of our directors. See the section titled “Executive Compensation−Outstanding Equity Awards at 2019 Year-End” for a description of these stock options.

We have entered into change of control and severance agreements with certain of our executive officers that provides for certain severance and change in control benefits. See the section titled “Executive Compensation−Potential Payments on Termination or Change of Control.”

On December 24, 2018, the Company entered into a securities purchase agreement with entities affiliated with Dr. Simon H. Stertzer, the Chairman of our Board of Directors and a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, and Frost Gamma Investments Trust, a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock (the “Investors”), relating to an offering and sale (the “2018 Offering”) of an aggregate of 592,592 shares of the Company’s common stock at a purchase price of $6.75 per share, and warrants to purchase up to one-half of the number of shares of common stock sold to an Investor, up to an aggregate for all Investors of 296,295 shares of Common Stock (the “Warrant Shares”) at an exercise price of $6.75 per share, for aggregate net proceeds of $3.8 million. The warrants will expire on December 24, 2023. The warrants contain customary adjustments and are exercisable immediately for cash and after six months will also be exercisable on a cashless basis if there is no effective registration statement registering the resale of the Warrant Shares. The Investors do not have registration rights in connection with any securities purchased in the 2018 Offering. The closing of the 2018 Offering took place on December 24, 2018.

BioCardia, Inc. (the “Company”) and OPKO Health, Inc. (“OPKO”) previously entered into a consulting agreement dated August 19, 2016, between the Company and OPKO (the “Consulting Agreement”). The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. In 2019, the Company terminated the consulting agreement and modified the options such that the options will continue vesting and will remain outstanding through the original contractual term.

On July 5, 2019, the Company entered into a note purchase agreement pursuant to which we issued on such date $0.625 million in aggregate principal amount of convertible promissory notes, a portion of which was issued to certain of our officers and directors and a principal stockholder (or their respective affiliates). Interest on the convertible notes accrued at the rate of 14.0% per year. The unpaid principal amount of the convertible notes, together with all interest accrued but unpaid thereon, automatically converted into units upon the closing of our public offering on August 6, 2019, at a conversion price equal to 50% of the price to the public in the offering. Based on the public offering price of $6.00 per Unit, the $0.625 million principal amount of the outstanding convertible notes and interest thereon converted into approximately 146,616 units, consisting of 210,887 shares of our common stock and 210,887 warrants to purchase shares of our common stock at an exercise price of $6.30 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firms

The following table presents fees for professional audit services and other services rendered to our company by KPMG for our fiscal year ended December 31, 2019.

KPMG
(In Thousands)
Audit Fees(1)	$527
Audit−Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total Fees	$527

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

All fees described above were pre-approved by the BioCardia Audit Committee.

Auditor Independence

In our fiscal year ended December 31, 2019, there were no other professional services provided by KPMG that would have required our audit committee to consider their compatibility with maintaining the independence of KPMG.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen common stock certificate
4.2(6)#	BioCardia 2002 Stock Plan, as amended
4.3(7)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(8)#	BioCardia 2016 Equity Incentive Plan
4.5(9)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(10)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(11)#	Form of Warrant for Common Stock Purchase Warrants issued December 24, 2018
4.8(12)	Form of Common Stock Purchase Warrant
4.9(13)	Form of Representative’s Warrant
4.10*	Description of Registered Securities
10.1(14)#	Form of Indemnification Agreement for directors and executive officers
10.2(15)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(16)	Lease Agreement, dated September 29, 2008, by and between the Company and ARE-San Francisco No. 29, LLC.
10.4(17)	First Amendment to Lease, dated May 31, 2010, by and between the Company and ARE-San Francisco No. 29, LLC.
10.5(18)	Second Amendment to Lease, dated May 29, 2013 by and between the Company and ARE-San Francisco No. 29, LLC.
10.6(19)	Third Amendment to Lease, dated November 4, 2016, by and between the Company and ARE-San Francisco No. 29, LLC.
10.7(20) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.8(21)	Form of Warrant Agreement
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 106 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_____________________

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by us on August 14, 2019.
(4)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.
(5)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(8)	Previously filed as Exhibit 4.6 to the registration statement on Form S-8 filed by us on February 8, 2017.
(9)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(11)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 27, 2018.
(12)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(13)	Previously filed as Exhibit 4.10 to Amendment No. 3 to the registration statement on Form S-1 filed by us on July 23, 2019.
(14)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(15)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(16)	Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed by us on October 27, 2016.
(17)	Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed by us on October 27, 2016.
(18)	Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed by us on October 27, 2016.
(19)	Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(20)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(21)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on August 7, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer

Date: April 9, 2020

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

Signature	Title	Date

/s/ Peter Altman	President and Chief Executive Officer and Director	April 9, 2020
(Peter Altman)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	April 9, 2020
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Simon H. Stertzer	Chairman of the Board	April 9, 2020
(Simon H. Stertzer)

/s/ Fernando L. Fernandez	Director	April 9, 2020
(Fernando L. Fernandez)

/s/ Richard Krasno	Director	April 9, 2020
(Richard Krasno)

/s/ Jay M. Moyes	Director	April 9, 2020
(Jay M. Moyes)

/s/ Richard P. Pfenniger, Jr.	Director	April 9, 2020
(Richard P. Pfenniger, Jr.)

/s/ Andrew Blank	Director	April 9, 2020
(Andrew Blank)

/s/ James Allen	Director	April 9, 2020
(James Allen)