Form 10-Q
period 2020-03-31
BioCardia, Inc.
filed 2020-05-15
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

There were 6,848,355 shares of the registrant’s Common Stock issued and outstanding as of May 7, 2020.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,587	$5,585
Accounts receivable, net of allowance for doubtful accounts of $2 and $2 at March 31, 2020 and December 31, 2019	179	147
Inventory	—	4
Prepaid expenses and other current assets	453	642
Total current assets	3,219	6,378
Property and equipment, net	164	181
Operating lease right-of-use asset, net	947	1,065
Other assets	54	54
Total assets	$4,384	$7,678
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,108	$914
Accrued expenses and other current liabilities	2,854	2,561
Operating lease liability - current	548	528
Total current liabilities	4,510	4,003
Operating lease liability - noncurrent	468	614
Deferred revenue	689	691
Total liabilities	5,667	5,308
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 6,848,355 and 6,825,183 shares issued and outstanding as of March 31, 2020 and December 31, 2019	7	7
Additional paid-in capital	104,374	103,433
Accumulated deficit	(105,664)	(101,070)
Total stockholders’ (deficit) equity	(1,283)	2,370
Total liabilities and stockholders’ equity	$4,384	$7,678

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2020	2019
Revenue:
Net product revenue	$5	$76
Collaboration agreement revenue	33	140
Total revenue	38	216
Costs and expenses:
Cost of goods sold	4	106
Research and development	2,786	2,166
Selling, general and administrative	1,857	1,631
Total costs and expenses	4,647	3,903
Operating loss	(4,609)	(3,687)
Other income (expense):
Interest income	16	23
Other expense	(1)	(1)
Total other income (expense), net	15	22
Net loss	$(4,594)	$(3,665)

Net loss per share, basic and diluted	$(0.67)	$(0.86)

Weighted-average shares used in computing net loss per share, basic and diluted	6,831,976	4,248,450

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Restricted stock units vested and issued	23,172	—	—	—	—
Share-based compensation	—	—	941	—	941
Net loss	—	—	—	(4,594)	(4,594)
Balance at March 31, 2020	6,848,355	$7	$104,374	$(105,664)	$(1,283)

Balance at December 31, 2018	4,845,697	$5	$90,148	$(86,361)	$3,792
Restricted stock units vested and issued	2,268	—	—	—	—
Share-based compensation	—	—	690	—	690
Net loss	—	—	—	(3,665)	(3,665)
Balance at March 31, 2019	4,847,965	$5	$90,838	$(90,026)	$817

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(4,594)	$(3,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	3	—
Depreciation	22	23
Reduction in the carrying amount of right-of-use assets	118	105
Share-based compensation	941	690
Changes in operating assets and liabilities:
Accounts receivable	(32)	(13)
Inventory	1	23
Prepaid expenses and other current assets	189	160
Accounts payable	194	122
Accrued liabilities and other current liabilities	293	(36)
Operating lease liability - current	20	—
Deferred revenue	(2)	—
Operating lease liability - noncurrent	(146)	126
Net cash used in operating activities	(2,993)	(2,465)
Investing activities:
Purchase of property and equipment	(5)	(55)
Net cash used provided in investing activities	(5)	(55)
Financing activities:
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	(2,998)	(2,520)
Cash and cash equivalents at beginning of period	5,585	5,358
Cash and cash equivalents at end of period	$2,587	$2,838
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,505

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc., (BioCardia or the Company), is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with significant unmet medical needs. The Company’s lead therapeutic candidate is the CardiAMP® cell therapy system and its second therapeutic candidate is the CardiALLO™ cell therapy system. To date, the Company has devoted substantially all its resources to research and development efforts relating to its therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting its intellectual property.

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

The accompanying condensed consolidated balance sheets, statements of operations, shareholders’ equity, and cash flows as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 9, 2020.

The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities.

Beginning March 17, 2020, substantially all of the Company’s workforce began working from home. On April 6, manufacturing operations resumed at the Company’s facilities, with substantially all other staff continuing to work from home under the stay-at-home orders. The effects of the stay-at-home orders and BioCardia’s work-from-home policies may negatively impact productivity, disrupt the Company’s business and delay the Company’s development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on BioCardia’s ability to conduct the Company’s business in the ordinary course. BioCardia’s future research and development expenses and general and administrative expenses may vary significantly if the Company experiences an increased impact from COVID-19 on the costs and timing associated with the conduct of BioCardia’s clinical trials and other related business activities.

BioCardia’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

(b)	Liquidity and Other Risks and Uncertainties

Going Concern and Liquidity - The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $105.7 million as of March 31, 2020. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as the pivotal CardiAMP Heart Failure trial is advanced and development of the CardiAMP and CardiALLO Cell Therapy Systems continue. Therefore, absent additional funding, management believes cash and cash equivalents of $2.6 million as of March 31, 2020 are not sufficient to fund the Company beyond the second quarter of 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include share-based compensation, the useful lives of property and equipment, right-of-use assets and related liabilities, incremental borrowing rate, allowances for doubtful accounts and sales returns, derivative instruments, clinical accruals, and inventory valuation.

(d)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated during the consolidation process.

(e)	Changes to Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in its Annual Report on Form 10-K filed April 9, 2020 for the year ended December 31, 2019. There have been no changes to those policies.

(f)	Recently Issued Accounting Pronouncements

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

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the fair value of its financial assets measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of March 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,913	$—	$—	$1,913

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,637	$—	$—	$4,637

(4)     Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Finished goods	—	4
Total	$—	$4

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage, and expired inventories totaled approximately ($3,000) and $2,000 for the three months ended March 31, 2020 and 2019, respectively.

(5)     Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment and software	$132	$132
Laboratory and manufacturing equipment	550	550
Furniture and fixtures	60	55
Leasehold improvements	332	332
Construction in progress	69	69
Property and equipment, gross	1,143	1,138
Less: accumulated depreciation	(979)	(957)
Property and equipment, net	$164	$181

Depreciation expense totaled approximately $22,000 and $23,000 for the three months ended March 31, 2020 and 2019, respectively.

 (6)     Operating Lease Right-of-Use Asset, Net

The Company’s operating lease is a property lease for its laboratory and corporate offices. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants, nor does it contain an additional lease extension. The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

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

The lease expense for the three months ended March 31, 2020 and 2019 was $150,000 and $150,000, respectively. The cash paid under the operating lease during the three months ended March 31, 2020 and 2019 was $158,000 and $153,000, respectively. At March 31, 2020, the weighted average remaining lease term was 1.75 years, and the weighted average discount rate was 12.05%.

Future minimum lease payments under the operating lease as of March 31, 2020 are as follows (in thousands):

Operating Lease
March 31, 2020
Remainder of 2020	$473
For the year ending December 31, 2021	649
Total undiscounted lease payments	1,122
Less imputed interest	106
Total operating lease liabilities	$1,016

(7)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued expenses	$99	$10
Accrued salaries and employee benefits	753	652
Accrued director compensation	763	648
Accrued clinical trial costs	511	519
Grant liability	624	630
Customer deposits	104	102
Total	$2,854	$2,561

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

Up List to Nasdaq - On August 2, 2019, the Company’s common stock and warrants to purchase common stock began trading on the Nasdaq Capital Market. Previously the common stock was quoted on the OTCQB Marketplace (OTCQB) under the symbol, “BCDA”.  “BCDA” and “BCDAW” are the trading symbols for the Company’s common stock and warrants to purchase common stock, respectively, on the Nasdaq Capital Market.

Convertible Note Financing - On July 5, 2019, BioCardia entered into a note purchase agreement pursuant to which the Company issued on such date $625,000 in aggregate principal amount of convertible promissory notes to accredited investors, a portion of which were certain of the Company’s officers and directors and a principal stockholder (or their respective affiliates). The notes accrued 14.0% simple interest and mature six months from the issue date, on January 5, 2020. If at any time prior to the maturity date, the Company closes a public stock offering for the purpose of raising capital in which the Company’s common stock is listed or quoted on the New York Stock Exchange, the Nasdaq Global Select Market, the Nasdaq Global Market or the Nasdaq Capital Market, the outstanding principle and interest would automatically convert into the securities offered in the financing at a unit price equal to a 50% discount to the qualified financing price. The convertible notes conversion features were determined to be an embedded derivative requiring bifurcation and separate accounting at estimated fair value. The fair value of the derivative was treated as a discount on the notes, which is subject to accretion over the term of the note. The change in fair value of the derivative liability and the loss on extinguishment of the convertible notes of $52,000 and $521,000, respectively, was recognized in Q3 2019.

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

Reverse Stock Split - On June 6, 2019, the Company effected a 1-for-9 reverse stock split of the Company’s common stock. Neither the par value nor the authorized number of shares was adjusted as a result of the reverse stock split. All issued and outstanding common stock, warrants, stock options, restricted stock units and per share amounts contained in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2019	2,435,808	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, March 31, 2020	2,435,808	$6.36

 (9)    Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2020 and 2019 was recorded as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cost of goods sold	$—	$46
Research and development	413	242
Selling, general and administrative	528	402
Total share-based compensation expense	$941	$690

On January 29, 2020 (the “repricing date”), the Company’s Board of Directors repriced certain previously granted and still outstanding vested and unvested stock option awards held by employees, executives and certain service providers of the Company; as a result, the exercise price was lowered to $5.32 per share. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 515,036 vested and unvested stock options outstanding with original exercise prices ranging from $10.05 to $97.21, were repriced.

The repricing resulted in incremental stock-based compensation expense of $569,000, of which $412,000 related to vested employee stock option awards and was expensed on the repricing date, and $157,000 related to unvested stock option awards and is being amortized on a straight-line basis over the approximately three year remaining weighted average vesting period of those awards.

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)

Balance, December 31, 2019	821,464	$18.99	6.6
Stock options granted	31,455	5.33
Stock options exercised	—	—
Stock options canceled	(16,947)	16.32
Balance, March 31, 2020	835,972	$7.20	7.4
Exercisable and vested, March 31, 2020	472,113	$8.63	6.4

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2020 is approximately $3.0 million to be recognized over a remaining weighted average service period of 2.1 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

	Number of shares	Weighted average grant date fair value per share

Balance, December 31, 2019	36,981	$10.56
RSUs granted	—	—
RSUs vested	(23,172)	10.56
RSUs forfeited	(13,809)	—
Balance, March 31, 2020	—	$—

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2020	2019
Stock options to purchase common stock	835,972	608,596
Unvested restricted stock units	-	27,435
Common stock warrants	2,435,807	296,296
Total	3,271,779	932,327

(11)   Income Taxes

During the three months ended March 31, 2020 and 2019, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2020, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Given the Company’s historic tax losses, no benefit is expected as a result of the CARES Act; however, the Company will continue to evaluate the impact of the CARES Act.

(12)   Related Party Transactions

On April 9, 2020, BioCardia, Inc. (“BioCardia” or the “Company”) entered into a Litigation Funding Agreement (the “Funding Agreement”) with BSLF, L.L.C. (the “Funder”), an entity owned and controlled by Andrew Blank, a member of BioCardia’s board of directors, for the purpose of funding the Company’s currently pending legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the “Litigation”). BioCardia seeks imposition of constructive trusts both on the patents naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

Under the terms of the Funding Agreement, the Funder agreed to fund the legal fees and costs incurred by the Company in connection with the Litigation on and after March 1, 2020 on a non-recourse basis. The Company agreed to repay the Funder from any proceeds arising from the Litigation (the “Litigation Proceeds”), (i) any taxes paid by or imposed upon Funder (other than taxes imposed upon Funder as a consequence of Funder’s income) with respect to the claims, the litigation proceeds or as a consequence of any settlement in connection with the Litigation, if any, plus (ii) an amount, without reduction, set-off or counterclaim, equal to the amount actually paid by the Funder pursuant to the Funding Agreement (the “Actual Funding Amount”) plus (iii) the greater of:

(a) 50% of the remaining Litigation Proceeds, up to three times the Actual Funding Amount; or

(b) 30% of the remaining Litigation Proceeds.

Although the Company is required under the terms of the Funding Agreement to consult with the Funder regarding any settlement in connection with the Litigation and to allow Funder to participate in any real-time settlement negotiations, the Company has the sole and exclusive right to settle on whatever terms it deems acceptable.

There has been no settlement of this litigation as of the filing date of this Form 10-Q.

The Funding Agreement may be terminated by Funder upon ten days’ written notice to the Company. Funder is obligated to fund only the fees and costs incurred in the Litigation through the end of the month in which the termination notice was served. BioCardia may terminate the agreement upon ten days’ written notice to Funder from and after a failure by Funder to fulfill its obligations under the Funding Agreement if such failure or material breach is continuing at the end of such ten-day period.

(13)   Subsequent Events

Paycheck Protection Program - On May 1, 2020, BioCardia Lifesciences, Inc. (the “Borrower”), a wholly owned subsidiary of BioCardia, Inc. (the “Company”), entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $506,413 pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. All the funds under the Note were disbursed to the Borrower on May 1, 2020.

In accordance with the requirements of the CARES Act, the Borrower will use the proceeds from the Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Note at the rate of 1.00% per annum. The Borrower may apply for forgiveness of amount due under the Note, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Note. The Borrower intends to use the entire proceeds under the Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the Note mature two years following the date of issuance of the Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the Note, the Borrower is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default, including, among others, those relating to breaches of the Borrower’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrower, and certain material effects on the Borrower’s ability to repay the Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q and those listed in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Overview

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular and pulmonary diseases with large unmet medical needs. CardiAMP and CardiALLO cell therapies are the Company’s biotherapeutic product candidates in clinical development.

Our CardiAMP cell therapy platform provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack (BCDA-01) and chronic myocardial ischemia (BCDA-02).  Our allogenic cell therapy, derived from donor cells and provided “off the shelf” is also being advanced for two indications, heart failure as CardiALLO cell therapy (BCDA-03) and for the pulmonary indication of acute respiratory distress that has developed from COVID-19 (BCDA-04).

The Company's approved products include the Helix™ transendocardial delivery system and its steerable guide and sheath catheter portfolio. BioCardia partners with other biotherapeutic companies to provide its Helix System and clinical support.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $4.6 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $105.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. There can be no assurances as to the availability of capital or the terms on which capital will be available, if at all.

CardiAMP Cell Therapy

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-01).

The ongoing CardiAMP Heart Failure trial is active at 25 clinical sites and 74 patients have been enrolled to date. The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review in March 2020, which included the safety follow-up results available for these patients. From this review, the DSMB indicated there were no safety concerns with the study results and recommended that the trial continue as planned.

We anticipate another prespecified DSMB interim readout from the trial in the fourth quarter of 2020 on all patients enrolled at that time point, which will include a futility analysis on the 60 patients that will have reached one-year follow-up.  This fourth quarter of 2020 event is anticipated to be the first randomized data set including the primary efficacy endpoint reviewed by the DSMB.

We are currently assessing the impact of COVID-19 on the enrollment in the CardiAMP Heart Failure Trial. Our clinical centers have advised us that they will not be performing elective procedures until restrictions on elective procedures are lifted.  Many centers are also delaying patient follow-up visits during this period out of concern for patient exposure to COVID-19.  In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards”, we are taking steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. The Company has already had exchanges with the FDA modifying the protocol to require documentation for patients whose follow-up visits may be outside the time window specified in the protocol due to patient protective measures. Clinical sites remain engaged, and although there are no patients actively being treated or returning for follow-up during the current “shelter in place” period, most clinical research teams at the twenty five sites are advancing paperwork and chart review through electronic records to further advance the trial.

The FDA has approved a second IDE for the randomized controlled pivotal trial of the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia (BCDA-02) for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. We anticipate that many of the investigators and sites will be the same for both the heart failure and chronic myocardial ischemia indications. We are actively working to activate first clinical sites for this study.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both the CardiAMP Heart Failure Trial and the CardiAMP Chronic Myocardial Ischemia Trial qualify for Medicare national coverage. Covered costs include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure.  Private insurance plans covering 50 million insured Americans follow this CMS reimbursement policy and are similarly anticipated to cover these costs.  This coverage significantly reduces our cost of conducting these pivotal trials.

ALLOGENIC Cell Therapy for Cardiac and Pulmonary Disease

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogenic or “off the shelf” mesenchymal cell therapy being advanced for cardiac and pulmonary disease. These are the Company’s Neurokinin 1 Receptor Positive Mesenchymal Stem Cells (NK1R+ MSC).

We are actively working to secure FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure (BCDA-03). To date we have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies as well as preclinical animal data and have received written input from the FDA on the protocol design and the chemistry manufacturing and controls. Our goal is to receive FDA acceptance of the IND in the second quarter of 2020.

The Company also intends to submit an IND for the use of its ALLO delivered via intravenous (IV) infusion for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19. Based on preliminary clinical reports on COVID-19, respiratory failure complicated by ARDs is the leading cause of death for COVID-19 patients. ARDS is a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs.

Helix™ Biotherapeutic Delivery System

We believe our Helix Biotherapeutic Delivery System or “Helix” is the leading percutaneous catheter delivery system for cardiovascular regenerative medicine. It enables investigational studies of local delivery of cell and gene-based therapies, including CardiAMP and CardiALLO cell therapies to treat cardiovascular indications. Helix is in use or has potential to be used to treat many cardiac diseases including heart failure with reduced ejection fraction, heart failure with preserved ejection fraction, obstructive hypertrophic cardiomyopathy, myocardial infarction, chronic myocardial ischemia, and cardiac conduction disorders. The Helix’s small hollow, distal helical needle is advanced, similar to an angioplasty catheter, and is passed over the aortic arch and across the aortic valve through our Morph guide catheter or “Morph”. The Helix is then advanced from within the Morph, and its helical needle is rotated into the heart tissue to provide active fixation during therapeutic delivery, similar to the active fixation electrodes used in cardiac pacing. This fixation to the beating heart wall provides for stability and control during the delivery procedure. It uses simplified fluoroscopic imaging, crosses the aortic arch and valve over a guide wire, and provides the operator with three degrees of freedom to maximize operator control. The Helix is approved in Europe with CE Mark and is under investigational use in the United States and is being used in pre-clinical and clinical investigations of cell, gene, and protein therapies.

Morph Deflectable Guide and Sheaths Product

Our Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient’s anatomy and their clinical needs during the procedure, and to have stellar back up support once positioned. Morph catheters enable all Helix procedures and have been commercially available to treat more than ten thousand patients. A number of Morph guides and sheaths are approved for commercial sale in the United States, including the AVANCE™ steerable introducer which received FDA clearance in May 2019 and was first used commercially in September 2019 and the Morph DNA guide, which received clearance in January 2020. Certain Morph catheter systems are approved in Europe with CE Mark.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the pivotal CardiAMP Heart Failure Trial, advance the pivotal CardiAMP Chronic Myocardial Ischemia Trial, further develop our autologous and allogenic cell therapy candidates. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs.

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

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash, cash equivalents and investments, and interest charges we incurred in periods during 2019 when we had convertible debt outstanding.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Item 2 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed April 9, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Revenue:
Net product revenue	$5	$76
Collaboration agreement revenue	33	140
Total revenue	38	216
Costs and expenses:
Cost of goods sold	4	106
Research and development	2,786	2,166
Selling, general and administrative	1,857	1,631
Total costs and expenses	4,647	3,903
Operating loss	(4,609)	(3,687)
Other income (expense):
Interest income	16	23
Other expense	(1)	(1)
Total other income (expense), net	15	22
Net loss	$(4,594)	$(3,665)

Revenue.    Revenue decreased to $38,000 in the first quarter of 2020 as compared to $216,000 in the first quarter of 2019, due to reduced volumes of commercial catheter sales as a part of the planned transition to the new AVANCE™ product family coupled with lower revenue generating partnering activities during the quarter.  We expect collaboration agreement revenue to increase modestly in 2020, depending on the timing and progress of existing collaborative programs of our partners and the initiation of new partnering relationships anticipated later in the year. Net product revenue is expected to be limited in 2020 and will be subject to customer demand, production resource availability for the new product family, the timing of FDA clearance for market release of different models and sizes and the resumption of medical procedures by our health care provider customers that have been adversely impacted by the response to the COVID-19 pandemic.

Cost of Goods Sold.    Cost of goods sold decreased $102,000 in the first quarter of 2020 as compared to the first quarter of 2019, due primarily to the decrease in net product sales volumes. We expect cost of goods sold to be limited in 2020 depending on the timing and demand for the new product family introductions.

Research and Development Expenses.   Research and development expenses increased by approximately $620,000 during the first quarter of 2020 as compared to the first quarter of 2019, primarily due to expenses incurred in the execution of the pivotal CardiAMP Heart Failure Trial, development of the CardiALLO Cell Therapy System and our other therapeutic programs, including fees paid to consultants, contract research organizations, additional personnel costs and increased stock compensation expense including the January 29, 2020 option repricing. We expect research and development expenses to increase modestly year over year in 2020 as we advance the CardiAMP Heart Failure Trial and we further develop the BioCardia autologous and allogenic cell therapies.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the first quarter of 2020 increased by approximately $226,000 compared to the first quarter of 2019, primarily due to increased stock compensation, including the January 29, 2020 repricing, coupled with increased insurance premiums and professional service fees. We expect selling, general and administrative expenses to decrease modestly year over year for the remainder of 2020.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2020, we had an accumulated deficit of approximately $105.7 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt and equity securities as well as the cash acquired through our reverse merger transaction that was completed on October 24, 2016, $3.8 million raised from the sale of unregistered securities on December 24, 2018, the $625,000 raised from convertible notes that converted in July 2019 and the $9.27 million in net proceeds raised from the sale of common stock and warrants in August and September 2019. As of March 31, 2020, we had cash and cash equivalents of approximately $2.6 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ending March 31,
	2020	2019
Net cash used in:
Operating activities	$(2,993)	$(2,465)
Investing activities	(5)	(55)
Financing activities	-	-
Net decrease in cash and cash equivalents	$(2,998)	$(2,520)

Cash Flows from Operating Activities. The increase in overall spending for operating activities of $0.5 million in the first quarter of 2020 compared to the first quarter of 2019 related primarily to increases in payments to third parties involved in clinical trial treatments and increased professional fees and insurance premiums. We expect spending to increase modestly as we advance the CardiAMP Heart Failure Trial, further develop our cell therapy systems and continue to strengthen and enhance the supporting organization.

Cash Flows from Investing Activities. Net cash used in investing activities of $5,000 during the first quarter of 2020 consisted primarily of purchases of office equipment. Net cash used in investing activities of $55,000 during the first quarter of 2019 consisted primarily of purchases of lab equipment.

Cash Flows from Financing Activities. There was no net cash provided by financing activities during the first quarter of either 2020 or 2019.

PPP Loan

 On May 1, 2020, BioCardia Lifesciences, Inc., our wholly owned subsidiary, entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $506,413 pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. All the funds under the Note were disbursed to us on May 1, 2020.

In accordance with the requirements of the CARES Act, we intend to use the proceeds from the Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Note at the rate of 1.00% per annum. We may apply for forgiveness of amount due under the Note, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Note. We intend to use the entire proceeds under the Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the Note mature two years following the date of issuance of the Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the Note, the Borrower is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties.

Future Funding Requirements

To date, we have generated modest revenue from sales of our approved products. We do not know when, or if, we will generate any revenue from our development stage biotherapeutic programs. We do not expect to generate any revenue from sales of our cell therapy candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. In addition, subject to obtaining regulatory approval for any of our therapeutic candidates and companion diagnostic, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the cash and cash equivalents of $2.6 million as of March 31, 2020 is not sufficient to fund our operations beyond the second quarter of 2020. In order to continue to further the development of our lead therapeutic candidates beyond the second quarter of 2020, we will need to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results, and timing of our clinical trials and related development programs;

•	FDA acceptance of our autologous and allogenic therapies for heart failure and other indications;

•	the outcome, costs, and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing, and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing, or investing in businesses, products, product candidates and technologies;

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

Our condensed consolidated financial statements as of and for the three months ended March 31, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. BioCardia’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may be forced to liquidate assets. In such a scenario, the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Nasdaq Delisting Notice

On April 15, 2020, we received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based on our stockholders’ equity of $2.37 million as of December 31, 2019, we are no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1).

We have until June 1, 2020 to provide Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from April 15, 2020 for the Company to evidence compliance.

The Notice has no immediate effect on the listing or trading of our common stock or listed warrants to purchase common stock and the common stock and such warrants will continue to trade on the Nasdaq Capital Market under the symbol “BCDA” and “BCDAW,” respectively.

We intend to timely submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rules. In determining whether to accept the plan, Nasdaq will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for our current non-compliance, other corporate events that may occur within Nasdaq’s review period, our overall financial condition and our public disclosures. If Nasdaq does not accept our plan, we may request a hearing, at which hearing we would present our plan to a Nasdaq Hearings Panel.

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

There have been no material changes in our market risks during the quarter ended March 31, 2020.

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

Interest Rate Risk

As of March 31, 2020, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.

Material Weakness

We identified the following material weakness in our internal control over financial reporting during the year ended December 31, 2019:

●

The material weakness resulted from a lack of sufficient technical resources to appropriately perform effective and timely review of the accounting for and disclosure of complex non-routine transactions, including the adoption of new accounting standards; and

●	The material weakness remains unremediated as of March 31, 2020.

We are implementing measures designed to improve our internal control over financial reporting and remediate the material weakness, including the following:

●

We are enhancing our control processes for identifying and reviewing non-routine transactions, including formalized reviews of these transactions by senior accounting management and more robust documentation of the related conclusions, and required accounting; and

●	We are engaging external consultants to provide expertise and assistance sufficient to evaluate, resolve and document the accounting for complex non-routine transactions.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described in this Item 4, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a legal proceeding currently pending under the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the “Litigation”). The Litigation relates to matters we raised in a letter to Ms. Surbhi Sarna, nVision Medical and Boston Scientific based on BioCardia’s discovery in January 2019 that Ms. Sarna had assigned to a company she founded, nVision Medical, a patent and patent applications she had filed while a BioCardia employee. nVision subsequently was acquired by Boston Scientific. BioCardia made various claims, including that the patent and patent application rightfully belonged to BioCardia pursuant to Ms. Sarna’s invention assignment agreement, that the proceeds from the sale of nVision to Boston Scientific rightfully belonged to BioCardia because they were the direct result of Ms. Sarna’s breach of her obligation to assign to BioCardia the patent and patent applications and the use of misappropriated BioCardia trade secrets. On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed Inc, and Fortis Advisors LLC (the “Boston Scientific Parties”) filed a complaint against BioCardia in the United States District Court Northern District of California, Case no. 3:19-05645-VC, seeking declarations that the claims made in BioCardia’s correspondence were without basis. On October 31, 2019, BioCardia filed a counterclaim against the Boston Scientific Parties and Ms. Sarna for breach of contract, misappropriation of trade secrets and correction of inventorship on the patents naming Ms. Sarna as an inventor. BioCardia seeks imposition of constructive trusts both on the patents naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific. On April 9, 2020, we entered into a Litigation Funding Agreement with BSLF, L.L.C., an entity owned and controlled by Andrew Blank, a member of our board of directors, for the purpose of funding the Litigation.

On April 23, 2020, the Company filed a complaint against nVision Medical Corporation arising out of the same transaction as its counterclaims in the case filed by Boston Scientific. An April 29, 2020 Judge Vincent Chhabria, the Judge who is presiding over the Boston Scientific case, determined that the nVision case is “related to” the case filed by Boston Scientific and accordingly reassigned the nVision case to himself.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

If we fail to satisfy all applicable Nasdaq continued listing requirements, including the minimum stockholders’ equity requirement of $2.5 million, our common stock and warrants may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our securities.

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a minimum stockholders’ equity requirement of $2.5 million under Nasdaq Listing Rule 5550(b)(1). On April 15, 2020, we received written notice (the “Notice”) from Nasdaq notifying us that, based on our stockholders’ equity of $2.37 million as of December 31, 2019, we are no longer in compliance with such minimum stockholders’ equity requirement. We have until June 1, 2020 to provide Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from April 15, 2020 for the Company to evidence compliance. If Nasdaq does not accept our plan, we may request a hearing, at which hearing we would present our plan to a Nasdaq Hearings Panel.

If we are unable to obtain Nasdaq acceptance of our plan to have a minimum stockholders’ equity requirement of $2.5 million or satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock and warrants.  Such a delisting would likely have an adverse effect on the market liquidity of our securities, decrease the market price of our securities, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
4.1*#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
10.1(3)^	Litigation Funding Agreement dated April 9, 2020, between BSLF, L.L.C. and BioCardia, Inc.
10.2(4)	Note dated May 1, 2020, between BioCardia Lifesciences, Inc. and Silicon Valley Bank
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
^	Exhibits to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company will furnish supplemental copies of the omitted exhibits to the SEC upon its request.
(1)	Previously filed as Exhibit 3.1 of the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.
(3)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on April 14, 2020.
(4)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on May 8, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: May 15, 2020	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)