Form 10-Q
period 2020-06-30
BioCardia, Inc.
filed 2020-08-13
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

There were 12,425,794 shares of the registrant’s Common Stock issued and outstanding as of August 7, 2020.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,086	$5,585
Accounts receivable, net of allowance for doubtful accounts of $2 and $2 at June 30, 2020 and December 31, 2019	214	147
Inventory	—	4
Prepaid expenses and other current assets	277	642
Other receivable due from related party	519	—
Total current assets	12,096	6,378
Property and equipment, net	154	181
Operating lease right-of-use asset, net	824	1,065
Other assets	54	54
Total assets	$13,128	$7,678
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,525	$914
Accrued expenses and other current liabilities	2,230	2,561
Current portion of note payable	226	—
Operating lease liability - current	570	528
Total current liabilities	4,551	4,003
Operating lease liability - noncurrent	316	614
Note payable, net of current portion	281	—
Deferred revenue	689	691
Total liabilities	5,837	5,308
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 12,425,794 and 6,825,183 shares issued and outstanding as of June 30, 2020 and December 31, 2019	12	7
Additional paid-in capital	116,516	103,433
Accumulated deficit	(109,237)	(101,070)
Total stockholders’ equity	7,291	2,370
Total liabilities and stockholders’ equity	$13,128	$7,678

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Net product revenue	$—	$62	$5	$139
Collaboration agreement revenue	27	24	60	163
Total revenue	27	86	65	302
Costs and expenses:
Cost of goods sold	—	191	4	297
Research and development	2,224	2,219	5,010	4,385
Selling, general and administrative	1,377	1,438	3,234	3,070
Total costs and expenses	3,601	3,848	8,248	7,752
Operating loss	(3,574)	(3,762)	(8,183)	(7,450)
Other income (expense):
Interest income	2	13	18	36
Other expense	(1)	(1)	(2)	(1)
Total other (expense) income	1	12	16	35
Net loss	$(3,573)	$(3,750)	$(8,167)	$(7,415)

Net loss per share, basic and diluted	$(0.46)	$(0.77)	$(1.07)	$(1.53)

Weighted-average shares used in computing net loss per share, basic and diluted	7,710,577	4,847,829	7,636,088	4,847,746

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Restricted stock units vested and issued	23,172	—	—	—	—
Share-based compensation	—	—	941	—	941
Net loss	—	—	—	(4,594)	(4,594)
Balance at March 31, 2020	6,848,355	$7	$104,374	$(105,664)	$(1,283)
Sale of common stock, net of issuance costs of $1.16 million	5,476,190	5	10,335	—	10,340
Restricted stock units vested and issued	71,624	—	—	—	—
Restricted stock units issued to settle board compensation obligations	—	—	613	—	613
Restricted stock units issued to settle management bonus obligations	—	—	391	—	391
Stock grants to former directors	29,625	—	148	—	148
Share-based compensation	—	—	655	—	655
Net loss	—	—	—	(3,573)	(3,573)
Balance at June 30, 2020	12,425,794	$12	$116,516	$(109,237)	$7,291

Balance at December 31, 2018	4,845,697	$5	$90,148	$(86,361)	$3,792
Restricted stock units vested and issued	2,268	1	—	—	1
Share-based compensation	—	—	690	—	690
Net loss	—	—	—	(3,665)	(3,665)
Balance at March 31, 2019	4,847,965	$6	$90,838	$(90,026)	$818
Reverse stock split fractional share true up	(494)	—	—	—	—
Share-based compensation	—	—	696	—	696
Net loss	—	—	—	(3,750)	(3,750)
Balance at June 30, 2019	4,847,471	$6	$91,534	$(93,776)	$(2,236)

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net loss	$(8,167)	$(7,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	3	52
Depreciation	36	49
Reduction in the carrying amount of right-of-use assets	241	213
Non-cash board compensation expense	115	—
Share-based compensation	1,596	1,386
Changes in operating assets and liabilities:
Accounts receivable	(67)	70
Inventory	1	85
Prepaid expenses and other current assets	365	18
Other receivable due from related party	(519)
Accounts payable	610	609
Accrued liabilities and other current liabilities	823	472
Deferred revenue	(2)	—
Operating lease liability - current	42	—
Operating lease liability - noncurrent	(298)	(256)
Net cash used in operating activities	(5,336)	(4,717)
Investing activities:
Purchase of property and equipment	(9)	(124)
Net cash used provided in investing activities	(9)	(124)
Financing activities:
Proceeds from sale of common stock	11,500	—
Issuance costs of sale of common stock	(1,160)	—
Proceeds from note payable	506	—
Net cash provided by financing activities	10,846	—
Net change in cash and cash equivalents	5,501	(4,841)
Cash and cash equivalents at beginning of period	5,585	5,358
Cash and cash equivalents at end of period	$11,086	$517

Supplemental disclosure for noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,505
Non-cash interest expense accretion to loan payable	1	—
Issuance of restricted stock units in lieu of 2019 cash bonus obligations	391	—
Issuance of restricted stock units in lieu of board cash compensation obligations	613	—
Issuance of common stock in lieu of board cash compensation obligations	148	—

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

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

The accompanying condensed consolidated balance sheets, statements of operations, shareholders’ equity, and cash flows as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 9, 2020.

The results for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities and are continuing to adapt to these changing actions and guidelines.

Beginning March 17, 2020, substantially all of the Company’s workforce began working from home. On April 6, manufacturing operations resumed at the Company’s facilities, with substantially all other staff continuing to work from home. While the direct effects of the stay-at-home orders and BioCardia’s work-from-home policies have been largely mitigated during the three months ended June 30, 2020, the overall impact of the pandemic has resulted in disruption to the Company’s business and resulted in delays in the Company’s development programs and regulatory and commercialization timelines. The overall magnitude of the continuing impact will depend, in part, on the length and severity of changing restrictions and other limitations on BioCardia’s ability to conduct the Company’s business. BioCardia’s future research and development expenses and general and administrative expenses may vary significantly if the Company experiences an increased impact from COVID-19 on the costs and timing associated with the conduct of BioCardia’s clinical trials and other related business activities.

BioCardia’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

(b)	Liquidity and Other Risks and Uncertainties

Going Concern and Liquidity - The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $109.2 million as of June 30, 2020. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as the pivotal CardiAMP Heart Failure trial is advanced and development of the CardiAMP and CardiALLO Cell Therapy Systems continue. Therefore, absent additional funding, management believes cash and cash equivalents of $11.1 million as of June 30, 2020 are not sufficient to fund the Company beyond the second quarter of 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates beyond the second quarter of 2021, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring.  If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,335	$—	$—	$10,335

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,637	$—	$—	$4,637

(4)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$—	$—
Work in process	—	—
Finished goods	—	4
Total	$—	$4

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage, and expired inventories totaled approximately $4,000 and $1,000 for the three and six months ended June 30, 2020, respectively. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage, and expired inventories totaled approximately $78,000 and $80,000 for the three and six months ended June 30, 2019, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment and software	$134	$132
Laboratory and manufacturing equipment	550	550
Furniture and fixtures	59	55
Leasehold improvements	332	332
Construction in progress	72	69
Property and equipment, gross	1,147	1,138
Less: accumulated depreciation	(993)	(957)
Property and equipment, net	$154	$181

Depreciation expense totaled approximately $22,000 and $36,000 for the three and six months ended June 30, 2020, respectively. Depreciation expense totaled approximately $26,000 and $49,000 for the three and six months ended June 30, 2019, respectively.

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

The lease expense for the three and six months ended June 30, 2020, respectively, was $150,000 and $301,000. The lease expense for the three and six months ended June 30, 2019, respectively, was $150,000 and $301,000. The cash paid under the operating lease during the three and six months ended June 30, 2020, respectively, was $158,000 and $315,000. The cash paid under the operating lease during the three and six months ended June 30, 2019, respectively, was $153,000 and $306,000. At June 30, 2020, the weighted average remaining lease term was 1.5 years, and the weighted average discount rate was 12.05%.

Future minimum lease payments under the operating lease as of June 30, 2020 are as follows (in thousands):

Operating Lease
June 30, 2020
Remainder of 2020	$315
For the year ending December 31, 2021	649
Total undiscounted lease payments	964
Less imputed interest	78
Total operating lease liabilities	$886

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued expenses	$132	$10
Accrued salaries and employee benefits	618	652
Accrued director compensation	—	648
Accrued clinical trial costs	754	519
Grant liability	622	630
Customer deposits	104	102
Total	$2,230	$2,561

(8)	Note payable under Paycheck Protection Program

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

In accordance with the requirements of the CARES Act, the Borrower will use the proceeds from the Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Note at the rate of 1.00% per annum. Under the terms of the agreement the accrued interest payable is approximately $1,000 at June 30, 2020. The Borrower may apply for forgiveness of amount due under the Note, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Note. On June 5, 2020, the Paycheck Protection Flexibility Act extended the period for qualifying expenses from eight weeks to an optional twenty-four-week period. The Borrower intends to use the entire proceeds under the Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the Note matures two years following the date of issuance of the Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the Note, the Borrower is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default, including, among others, those relating to breaches of the Borrower’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrower, and certain material effects on the Borrower’s ability to repay the Note.

(9)	Stockholders’ Equity

2020 Public Offering on Form S-1 Registration Statement - In May 2020, the Company submitted a Form S-1 Registration Statement (S-1) to the Securities and Exchange Commission (SEC), which was subsequently amended. On June 17, 2020, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering pursuant to the S-1, of 4,762,000 shares of common stock, par value of $0.001 per share. The offering price to the public was $2.10 per share. The underwriters were granted a 45-day option to purchase up to 714,190 additional shares of common stock to cover over-allotments. Such option was exercised in full on June 18, 2020. The closing of the offering occurred on June 19, 2020. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $10.3 million.

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2019	2,435,807	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, June 30, 2020	2,435,807	$6.36

(10)	Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended June 30, 2020 and 2019 was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$-	$46	$-	$92
Research and development	318	251	731	494
Selling, general and administrative	337	399	865	800
Total share-based compensation	$655	$696	$1,596	$1,386

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

The repricing on January 29, 2020 resulted in incremental stock-based compensation expense of $569,000, of which $412,000 related to vested employee stock option awards and was expensed on the repricing date, and $157,000 related to unvested stock option awards and is being amortized on a straight-line basis over the approximately three year remaining weighted average vesting period of those awards.

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)

Balance, December 31, 2019	821,464	$18.99	6.6
Stock options granted	300,432	3.15
Stock options exercised	—	—
Stock options canceled	(24,341)	19.73
Balance, June 30, 2020	1,097,555	$6.02	7.9
Exercisable and vested, June 30, 2020	517,711	$8.05	6.4

 Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2020 is approximately $3.1 million to be recognized over a remaining weighted average service period of 2.3 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

	Number of shares	Weighted average grant date fair value per share

Balance, December 31, 2019	36,981	$10.56
RSUs granted	315,296	4.12
RSUs vested	(94,796)	6.02
RSUs forfeited	(56,161)	3.75
Balance, June 30, 2020	201,320	$1.46

Unrecognized share-based compensation for employee and nonemployee RSUs granted through June 30, 2020 is approximately $208,000 to be recognized over a remaining weighted average service period of 2.0 years.

During the three months ended June 30, 2020, the Company granted to certain members of management 113,976 restricted stock units, or RSUs, to settle bonuses earned during the year ended December 31, 2019.

During the three months ended June 30, 2020 the Company granted 122,997 RSUs to board members to settle $613,000 of board compensation earned in three months ended June 30, 2018 through the three months ended March 31, 2020.  The associated compensation expense was recognized when earned in the previous periods. On June 30, 2020, the Company also granted 23,123 RSUs to board members and recognized the $55,000 in stock compensation expense for board service for the three months ended June 30, 2020. The number of RSUs granted each quarter is calculated based on $92,500 divided by the greater of $4 or the closing share price of the Company’s common stock on the last trading day of the fiscal quarter. These RSUs represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur on the earlier of the two year anniversary of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death.

During the three months ended June 30, 2020, the Company issued 29,625 shares of common stock to two former board members to settle $148,000 of board compensation obligations.

(11)	Net Loss per Share

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2020	2019
Stock options to purchase common stock	1,055,203	618,366
Unvested restricted stock units	78,323	27,426
Common stock warrants	2,435,807	296,296
Total	3,569,333	942,088

(12)	Income Taxes

During the three and six months ended June 30, 2020 and 2019, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2020, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

On May 3, 2020, the Company received loan proceeds of $506,000 as part of the Paycheck Protection Program from the CARES Act. The Company believes it will qualify for loan forgiveness and the application is expected to be submitted in the third quarter. The Company will continue to evaluate the impact.

(13)	Related Party Transactions

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

The Funding Agreement may be terminated by Funder upon ten days’ written notice to the Company. Funder is obligated to fund only the fees and costs incurred in the Litigation through the end of the month in which the termination notice was served. BioCardia may terminate the agreement upon ten days’ written notice to Funder from and after a failure by Funder to fulfill its obligations under the Funding Agreement if such failure or material breach is continuing at the end of such ten-day period. Under the terms of the agreement, the total due from related party at June 30, 2020 is approximately $519,000. On July 14, 2020 approximately $299,000 was collected on the receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, those listed in our Annual Report on Form 10-K for the year ended December 31, 2019 and those listed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Overview

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular and pulmonary diseases with large unmet medical needs. CardiAMP and CardiALLO cell therapies are the Company’s biotherapeutic product candidates in clinical development.

Our CardiAMP cell therapy platform provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack (BCDA-01) and chronic myocardial ischemia (BCDA-02).  Our allogenic cell therapy, derived from donor cells and provided “off the shelf”, is also being advanced for two indications, heart failure as CardiALLO cell therapy (BCDA-03) and for the pulmonary indication of acute respiratory distress that has developed from COVID-19 (BCDA-04).

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

We have incurred net losses in each year since our inception. Our net losses were approximately $3.6 million and $8.2 million for the three and six months ended June 30, 2020, respectively. Our net losses were approximately $3.8 million and $7.4 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $109.2 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. There can be no assurances as to the availability of capital or the terms on which capital will be available, if at all.

CardiAMP Cell Therapy

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-01).

The ongoing CardiAMP Heart Failure trial is active at 24 clinical sites and 77 patients have been enrolled to date. The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review in March 2020, which included the safety follow-up results available for these patients. From this review, the DSMB indicated there were no safety concerns with the study results and recommended that the trial continue as planned.

We anticipate another prespecified DSMB interim readout from the trial in the fourth quarter of 2020 on all patients enrolled at that time point, which will include a futility analysis on the 60 patients that will have reached one-year follow-up.  This fourth quarter of 2020 event is anticipated to be the first randomized data set including the primary efficacy endpoint reviewed by the DSMB.

We are continuing to assess the impact of COVID-19 on the enrollment in the CardiAMP Heart Failure Trial. Some of our clinical centers stopped performing elective procedures and advised us that they would not be performing elective procedures until restrictions on elective procedures are lifted.  Many centers also delayed patient follow-up visits out of concern for patient exposure to COVID-19.  In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards”, we have taken steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. Clinical sites remain engaged and some have resumed elective procedures, including enrollment activities in our trial. A number of consented and qualified patients are scheduled for treatment in the weeks ahead.

The FDA has approved a second IDE for the randomized controlled pivotal trial of the CardiAMP Cell Therapy System in patients with refractory chronic myocardial ischemia (BCDA-02) for up to 343 patients at up to 40 clinical sites in the United States. This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. We anticipate that many of the investigators and sites will be the same for both the heart failure and chronic myocardial ischemia indications. As of the date of this filing, the first clinical site has been activated and we are working towards initial patient enrollment and to add additional centers.

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

We are actively working to secure FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure (BCDA-03). To date we have completed manufacturing validation runs of these cells at BioCardia to support future clinical studies as well as preclinical animal data and have received written input from the FDA on the protocol design and the chemistry manufacturing and controls. The Company submitted its detailed response to the FDA addressing their comments and questions and received confirmation the FDA received this submission on July 2, 2020. We have received communications from the FDA and are working through their questions. We hope to receive acceptance of the IND soon, a critical step to beginning the trial.

The Company also intends to submit an IND for the use of its allogenic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19. Based on preliminary clinical reports on COVID-19, respiratory failure complicated by ARDs is the leading cause of death for COVID-19 patients. ARDS is a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs.

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

Morph Deflectable Guide and Sheaths Product

Our Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient’s anatomy and their clinical needs during the procedure, and to have stellar back up support once positioned. Morph catheters enable all Helix procedures and have been commercially available to treat more than ten thousand patients. A number of Morph guides and sheaths are approved for commercial sale in the United States, including the AVANCE™ steerable introducer and the Morph DNA guide. Certain Morph catheter systems are approved in Europe with CE Mark. We anticipate broader commercial availability of the AVANCE steerable introducer in the fourth quarter of 2020 and utilization of Morph DNA in our CardiAMP and CardiALLO clinical programs.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

BIOCARDIA, INC.
Statements of Operations
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Net product revenue	$—	$62	$5	$139
Collaboration agreement revenue	27	24	60	163
Total revenue	27	86	65	302
Costs and expenses:
Cost of goods sold	—	191	4	297
Research and development	2,224	2,219	5,010	4,385
Selling, general and administrative	1,377	1,438	3,234	3,070
Total costs and expenses	3,601	3,848	8,248	7,752
Operating loss	(3,574)	(3,762)	(8,183)	(7,450)
Other income (expense):
Interest income	2	13	18	36
Other expense	(1)	(1)	(2)	(1)
Total other (expense) income	1	12	16	35
Net loss	$(3,573)	$(3,750)	$(8,167)	$(7,415)

 Revenue.    Revenue decreased to $27,000 in the second quarter of 2020 as compared to $86,000 in the second quarter of 2019, due to reduced volumes of commercial catheter sales as a part of the planned transition to the new AVANCE and Morph DNA product families. Revenue decreased to $65,000 in the six months ended June 30, 2020 as compared to $302,000 in the six months ended June 30, 2019 primarily due to the reduced volumes of commercial catheter sales coupled with lower revenue generating partnering activities during the period.  We expect collaboration agreement revenue to increase modestly in 2020, depending on the timing and progress of existing collaborative programs of our partners and the initiation of new partnering relationships anticipated later in the year. Net product revenue is expected to be limited in 2020 and will be subject to customer demand, production resource availability for the new product families, the timing of FDA clearance for market release of different models and sizes and the resumption of medical procedures by our health care provider customers that have been adversely impacted by the response to the COVID-19 pandemic.

Cost of Goods Sold.    Cost of goods sold decreased $191,000 in the second quarter of 2020 as compared to the second quarter of 2019 and decreased $293,000 in the six months ended June 30, 2020 compared to June 30, 2019, due primarily to the decrease in net product sales volumes coupled with the increase in raw material inventory reserves in 2019 related to transitioning to production of the new AVANCE™ product family. We expect cost of goods sold to be limited in 2020 depending on the timing and demand for the new product family introductions.

Research and Development Expenses.   Research and development expenses increased by approximately $5,000 during the second quarter of 2020 as compared to the second quarter of 2019 and by $625,000 in the six months ended June 30, 2020 as compared to June 30, 2019, primarily due to expenses incurred in the execution of the pivotal CardiAMP Heart Failure Trial, development of the CardiALLO Cell Therapy System and our other therapeutic programs, including fees paid to consultants, contract research organizations, additional personnel costs and increased stock compensation expense including the January 29, 2020 option repricing. We expect research and development expenses to increase modestly year over year in 2020 as we advance the CardiAMP Heart Failure Trial and we further develop the BioCardia autologous and allogenic cell therapies.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the second quarter of 2020 decreased by approximately $61,000 compared to the second quarter of 2019, due primarily to expenses incurred in 2019 associated with the reverse stock split and subsequent up listing to the Nasdaq Capital Market. Selling, general and administrative expenses in the six months ended June 30, 2020 increased by $164,000 as compared to the six months ended June 30, 2019 primarily due to increased stock compensation, including the January 29, 2020 repricing, coupled with increased insurance premiums and professional service fees, partially offset by the expenses incurred in 2019 associated with the reverse stock split and up listing. We expect selling, general and administrative expenses to decrease modestly year over year for the remainder of 2020.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2020, we had an accumulated deficit of approximately $109.2 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt and equity securities as well as the cash acquired through our reverse merger transaction that was completed on October 24, 2016, $3.8 million raised from the sale of unregistered securities on December 24, 2018, the $625,000 raised from convertible notes that were issued in July 2019 and that converted in August 2019, the $9.27 million in net proceeds raised from the sale of common stock and warrants in August and September 2019, the $506,000 raised from a promissory note in May 2020 and the $10.3 million in net proceeds raised from the sale of common stock in June 2020. As of June 30, 2020, we had cash and cash equivalents of approximately $11.1 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ending June 30,
	2020	2019
Net cash used in:
Operating activities	$(5,336)	$(4,717)
Investing activities	(9)	(124)
Financing activities	10,846	-
Net decrease in cash and cash equivalents	$5,501	$(4,841)

Cash Flows from Operating Activities. The increase in overall spending for operating activities of $619,000 through the second quarter of 2020 compared to the second quarter of 2019 related primarily to increases in payments to third parties involved in our clinical trial and increased professional fees and insurance premiums. We expect spending to increase modestly as we advance the CardiAMP Heart Failure Trial and further develop our therapeutic programs.

Cash Flows from Investing Activities. Net cash used in investing activities of $9,000 through the second quarter of 2020 consisted primarily of purchases of office and lab equipment. Net cash used in investing activities of $124,000 through the second quarter of 2019 consisted primarily of purchases of lab equipment and clean room environmental systems.

Cash Flows from Financing Activities. Net cash provided by financing activities of $10.8 million during the six months ended June 30, 2020 consisted of $11.5 million in gross proceeds from the sale of common stock in June 2020 less issuance costs of $1.2 million and $506,000 proceeds from the Note (as defined below). There was no net cash provided by financing activities through the second quarter of 2019.

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

In accordance with the requirements of the CARES Act, we intend to use the proceeds from the Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Note at the rate of 1.00% per annum. We may apply for forgiveness of amount due under the Note, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Note. On June 5, 2020, the Paycheck Protection Flexibility Act extended the period for qualifying expenses from eight weeks to an optional twenty-four-week period. We intend to use the entire proceeds under the Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the Note matures two years following the date of issuance of the Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the Note, the Borrower is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties.

2020 Public Offering of Common Stock

In May 2020, the Company submitted a Form S-1 Registration Statement (S-1) to the Securities and Exchange Commission (SEC), which was subsequently amended. On June 17, 2020, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering pursuant to the S-1, of 4,762,000 shares of common stock, par value of $0.001 per share. The offering price to the public was $2.10 per share. The underwriters were granted a 45-day option to purchase up to 714,190 additional shares of common stock to cover over-allotments. Such option was exercised in full on June 18, 2020. The closing of the offering occurred on June 19, 2020. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $10.3 million.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $11.1 million as of June 30, 2020 is not sufficient to fund our operations beyond the second quarter of 2021. In order to continue to further the development of our lead therapeutic candidates beyond the second quarter of 2021, we will need to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. BioCardia’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may be forced to liquidate assets. In such a scenario, the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Nasdaq Delisting Notice and Subsequent Compliance

On April 15, 2020, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based on our stockholders’ equity of $2.37 million as of December 31, 2019, we were not in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1).

On May 28, 2020 we provided Nasdaq with our specific plan to achieve and sustain compliance with the foregoing listing requirement. On June 2, 2020 Nasdaq accepted the plan and granted an extension to regain compliance on or before October 12, 2020. On June 19, 2020, the Company completed the sale and issuance of an aggregate of 5,476,190 shares of common stock pursuant to the Company’s registration statement on Form S-1 (File No. 333-236404), resulting in net proceeds of approximately $10.3 million (the “Public Offering”). As of June 30, 2020, the Company believes it has regained compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) as a result of the Public Offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended June 30, 2020.

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

Interest Rate Risk

As of June 30, 2020, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.

Status of Material Weakness

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

●	The material weakness remains unremediated as of June 30, 2020.

Management has implemented measures designed to improve our internal control over financial reporting and remediate the material weakness, including the following:

●

We have enhanced our control processes for identifying and reviewing non-routine transactions, including formalized reviews of these transactions by senior accounting management and more robust documentation of the related conclusions, and required accounting; and

●

We have engaged external consultants to provide expertise and assistance sufficient to evaluate, resolve and document the accounting for complex non-routine transactions and continue to do so on an ongoing basis.

Management believes that the measures implemented above will provide an appropriate remediation of the material weakness. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed prior to December 31, 2020.

We cannot assure you that the measures we are taking will be sufficient to remediate this material weakness or to avoid potential future material weaknesses. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Changes in Internal Control over Financial Reporting

Other than the material weakness described in this Item 4, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2020, the Company filed a complaint against nVision Medical Corporation arising out of the same transaction as its counterclaims in the case filed by Boston Scientific. On April 29, 2020 Judge Vincent Chhabria, the Judge who is presiding over the Boston Scientific case, determined that the nVision case is “related to” the case filed by Boston Scientific and accordingly reassigned the nVision case to himself.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which could materially affect our business, financial condition, or future results. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2020, we issued 29,625 shares of common stock in private placement transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of that act. We issued the shares to two former members of our Board of Directors to settle board compensation obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws

10.1(3) ^	Litigation Funding Agreement dated April 9, 2020, between BSLF, L.L.C. and BioCardia, Inc.
10.2(4)	Note dated May 1, 2020, between BioCardia Lifesciences, Inc. and Silicon Valley Bank
10.3(5)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
^	Exhibits to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company will furnish supplemental copies of the omitted exhibits to the SEC upon its request.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.
(3)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on April 14, 2020.
(4)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on May 8, 2020.
(5)	Previously filed as Exhibit 4.1 to the Form 10-Q for the quarterly period ended March 31, 2020 filed by us on May 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: August 13, 2020	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)