Form 10-Q
period 2020-09-30
BioCardia, Inc.
filed 2020-11-10
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

There were 12,428,794 shares of the registrant’s Common Stock issued and outstanding as of November 5, 2020.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,392	$5,585
Accounts receivable, net of allowance for doubtful accounts of $2 and $2 at September 30, 2020 and December 31, 2019	304	147
Inventory	—	4
Prepaid expenses and other current assets	132	642
Other receivable due from related party	762	—
Total current assets	8,590	6,378
Property and equipment, net	161	181
Operating lease right-of-use asset, net	697	1,065
Other assets	54	54
Total assets	$9,502	$7,678
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,208	$914
Accrued expenses and other current liabilities	2,236	2,561
Current portion of note payable	284	—
Operating lease liability - current	592	528
Total current liabilities	4,320	4,003
Operating lease liability - noncurrent	161	614
Note payable, net of current portion	225	—
Deferred revenue	683	691
Total liabilities	5,389	5,308
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 12,428,794 and 6,825,183 shares issued and outstanding as of September 30, 2020 and December 31, 2019	12	7
Additional paid-in capital	117,186	103,433
Accumulated deficit	(113,085)	(101,070)
Total stockholders’ equity	4,113	2,370
Total liabilities and stockholders’ equity	$9,502	$7,678

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Net product revenue	$8	$1	$13	$139
Collaboration agreement revenue	26	193	86	356
Total revenue	34	194	99	495
Costs and expenses:
Cost of goods sold	—	24	4	321
Research and development	2,474	2,007	7,484	6,392
Selling, general and administrative	1,408	1,390	4,642	4,460
Total costs and expenses	3,882	3,421	12,130	11,173
Operating loss	(3,848)	(3,227)	(12,031)	(10,678)
Other income (expense):
Interest income	1	17	19	53
Gain on change in fair value of redemption feature embedded in convertible notes	—	52	—	52
Interest expense	(1)	(112)	(2)	(112)
Loss on extinguishment of convertible notes	—	(521)	—	(521)
Other expense	—	(1)	(1)	(2)
Total other (expense) income	—	(565)	16	(530)
Net loss	$(3,848)	$(3,792)	$(12,015)	$(11,208)

Net loss per share, basic and diluted	$(0.30)	$(0.63)	$(1.33)	$(2.13)

Weighted-average shares used in computing net loss per share, basic and diluted	12,618,285	6,030,662	9,059,433	5,263,058

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid in capital	deficit	Total
Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Restricted stock units vested and issued	23,172	—	—	—	—
Share-based compensation	—	—	941	—	941
Net loss	—	—	—	(4,594)	(4,594)
Balance at March 31, 2020	6,848,355	$7	$104,374	$(105,664)	$(1,283)

Issuance from sale of common stock, net of issuance costs of $1,160	5,476,190	5	10,335	—	10,340
Restricted stock units issued to settle board compensation obligations	—	—	613	—	613
Restricted stock units issued to settle management bonus obligations	71,624	—	391	—	391
Stock grants to former directors	29,625	—	148	—	148
Share-based compensation	—	—	655	—	655
Net loss	—	—	—	(3,573)	(3,573)
Balance at June 30, 2020	12,425,794	$12	$116,516	$(109,237)	$7,291
Restricted stock units vested and issued	3,000	—	—	—	—
Issuance costs from sale of common stock in prior quarter	—	—	(67)	—	(67)
Share-based compensation	—	—	737	—	737
Net loss	—	—	—	(3,848)	(3,848)
Balance at September 30, 2020	12,428,794	$12	$117,186	$(113,085)	$4,113

Balance at December 31, 2018	4,845,697	$5	$90,148	$(86,361)	$3,792
Restricted stock units vested and issued	2,268	—	1	—	1
Share-based compensation	—	—	690	—	690
Net loss	—	—	—	(3,665)	(3,665)
Balance at March 31, 2019	4,847,965	$5	$90,839	$(90,026)	$818
Reverse stock split fractional share true up	(494)	—	—	—	—
Share-based compensation	—	—	696	—	696
Net loss	—	—	—	(3,750)	(3,750)
Balance at June 30, 2019	4,847,471	$5	$91,535	$(93,776)	$(2,236)
Restricted stock units vested and issued	25,158	—	—	—	—
Issuance of sale of stock and warrants, net of issuance costs of $1,192	1,741,667	2	9,258	—	9,260
Issuance of stock and warrants from conversion of convertible notes	210,887	—	1,206	—	1,206
Share-based compensation	—	—	756	—	756
Net loss	—	—	—	(3,792)	(3,792)
Balance at September 30, 2019	6,825,183	$7	$102,755	$(97,568)	$5,194

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(12,015)	$(11,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	3	54
Depreciation	52	78
Reduction in the carrying amount of right-of-use asset	368	325
Non-cash board compensation expense	115	—
Amortiztion of debt discount on convertible shareholder notes	—	112
Change in fair value of redemption feature embedded in convertible notes	—	(52)
Loss on extinguishment of convertible notes	—	521
Share-based compensation	2,333	2,142
Changes in operating assets and liabilities:
Accounts receivable	(157)	171
Inventory	1	43
Prepaid expenses and other current assets	510	265
Other receivable due from related party	(762)	—
Accounts payable	294	372
Accrued expenses and other current liabilities	715	687
Deferred revenue	(8)	691
Operating lease liability - current	64	—
Operating lease liability - noncurrent	(453)	(390)
Net cash used in operating activities	(8,940)	(6,189)
Investing activities:
Purchase of property and equipment	(32)	(144)
Net cash used in investing activities	(32)	(144)
Financing activities:
Proceeds from sale of common stock	11,500	—
Issuance Costs of the sale of stock	(1,227)	—
Proceeds from sale of stock and warrants	—	10,452
Issuance Costs of the sale of stock and warrants	—	(1,192)
Proceeds from loan payable	506	—
Proceeds from convertible loan payable	—	625
Proceeds from the exercise of common stock options	—	—
Net cash provided by financing activities	10,779	9,885
Net change in cash and cash equivalents	1,807	3,552
Cash and cash equivalents at beginning of period	5,585	5,358
Cash and cash equivalents at end of period	$7,392	$8,910

Supplemental disclosure for noncash investing and financing activities:
Right-of-use asset obtained in exchange for lease obligation	$—	$1,505
Non-cash interest expense accretion to loan payable	$2	$—
Issuance of restricted stock units in lieu of 2019 cash bonus obligations	$391	$—
Issuance of restricted stock units in lieu of 2018 cash bonus obligations	$—	$165
Issuance of restricted stock units in lieu of board cash compensation obligations	$613	$—
Issuance of common stock in lieu of board cash compensation obligations	$148	$—
Conversion of notes and interest payable to stock and warrants	$—	$633

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc. (BioCardia or the Company), is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases with significant unmet medical needs. The Company’s lead therapeutic candidate is the CardiAMP® Cell Therapy System, which provides an autologous bone marrow derived cell therapy using a patient’s own cells for treatment in two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia. The Company’s second therapeutic platform is the investigational culture expanded bone marrow derived allogenic or “off the shelf” cell therapy using neurokinin-1 receptor positive mesenchymal stem cells for the treatment of cardiac and pulmonary disease. To date, the Company has devoted substantially all its resources to research and development efforts relating to its therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting its intellectual property.

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

The accompanying condensed consolidated balance sheets, statements of operations, shareholders’ equity, and cash flows as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 9, 2020.

The results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities and are continuing to adapt to these changing actions and guidelines.

Beginning March 17, 2020, substantially all of the Company’s workforce began working from home. On April 6, manufacturing operations resumed at the Company’s facilities, with substantially all other staff continuing to work from home. While the direct effects of the stay-at-home orders and BioCardia’s work-from-home policies have been largely mitigated during the three months ended September 30, 2020, the overall impact of the pandemic has resulted in disruption to the Company’s business and resulted in delays in the Company’s development programs and regulatory and commercialization timelines. The overall magnitude of the continuing impact will depend, in part, on the length and severity of changing restrictions and other limitations on BioCardia’s ability to conduct the Company’s business. BioCardia’s future research and development expenses and general and administrative expenses may vary significantly if the Company experiences an increased impact from COVID-19 on the costs and timing associated with the conduct of BioCardia’s clinical trials and other related business activities.

BioCardia’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

(b)	Liquidity and Other Risks and Uncertainties

Going Concern and Liquidity - The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $113.1 million as of September 30, 2020. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as it advances its trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $7.4 million as of September 30, 2020 are not sufficient to fund the Company beyond the second quarter of 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of September 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,501	$—	$—	$7,501

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,637	$—	$—	$4,637

(4)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$—	$—
Work in process	—	—
Finished goods	—	4
Total	$—	$4

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage, and expired inventories totaled approximately $0 and $1,000 for the three and nine months ended September 30, 2020, respectively. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage, and expired inventories totaled approximately $0 and $80,000 for the three and nine months ended September 30, 2019, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment and software	$157	$132
Laboratory and manufacturing equipment	550	550
Furniture and fixtures	59	55
Leasehold improvements	332	332
Construction in progress	71	69
Property and equipment, gross	1,169	1,138
Less: accumulated depreciation	(1,008)	(957)
Property and equipment, net	$161	$181

Depreciation expense totaled approximately $15,000 and $52,000 for the three and nine months ended September 30, 2020, respectively. Depreciation expense totaled approximately $29,000 and $78,000 for the three and nine months ended September 30, 2019, respectively.

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

The lease expense for the three and nine months ended September 30, 2020, respectively, was $150,000 and $451,000. The lease expense for the three and nine months ended September 30, 2019, respectively, was $150,000 and $450,000. The cash paid under the operating lease during the three and nine months ended September 30, 2020, respectively, was $158,000 and $473,000. The cash paid under the operating lease during the three and nine months ended September 30, 2019, respectively, was $153,000 and $459,000. On September 30, 2020, the weighted average remaining lease term was 1.25 years, and the weighted average discount rate was 12.05%.

Future minimum lease payments under the operating lease as of September 30, 2020 are as follows (in thousands):

Operating Lease
September 30, 2020
Remainder of 2020	$158
For the year ending December 31, 2021	649
Total undiscounted lease payments	807
Less imputed interest	54
Total operating lease liabilities	$753

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued expenses	$105	$10
Accrued salaries and employee benefits	843	652
Accrued director compensation	—	648
Accrued clinical trial costs	578	519
Grant liability	620	630
Customer deposits	90	102
Total	$2,236	$2,561

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

In accordance with the requirements of the CARES Act, the Borrower will use the proceeds from the Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Note at the rate of 1.00% per annum. Under the terms of the agreement the accrued interest payable is approximately $2,000 as of September 30, 2020. The Borrower may apply for forgiveness of amount due under the Note, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Note. On June 5, 2020, the Paycheck Protection Flexibility Act extended the period for qualifying expenses from eight weeks to an optional twenty-four-week period. The Borrower intends to use the entire proceeds under the Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the Note matures two years following the date of issuance of the Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the Note, the Borrower is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default, including, among others, those relating to breaches of the Borrower’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrower, and certain material effects on the Borrower’s ability to repay the Note. On October 7, 2020, the Company applied for forgiveness of the note payable with the Lender.

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

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2019	2,435,807	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, September 30, 2020	2,435,807	$6.36

(10)	Share-Based Compensation

The share-based compensation expense is recorded in cost of goods sold, research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended September 30, 2020 and 2019 was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$-	$38	$-	$130
Research and development	357	293	1,088	788
Selling, general and administrative	380	425	1,245	1,224
Total stock-based compensation	$737	$756	$2,333	$2,142

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

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)

Balance, December 31, 2019	821,464	$18.99	6.6
Stock options granted	300,432	3.15
Stock options exercised	—	-
Stock options canceled	(43,083)	13.19
Balance, September 30, 2020	1,078,813	$6.04	7.6
Exercisable and vested, September 30, 2020	574,574	$7.77	6.4

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2020 is approximately $2.4 million to be recognized over a remaining weighted average service period of 2.3 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

	Number of shares	Weighted average grant date fair value per share

Balance, December 31, 2019	36,981	$10.56
RSUs granted	338,418	3.99
RSUs vested	97,796	5.99
RSUs forefeited	56,161	3.75
Balance, September 30, 2020	221,442	$4.26

Unrecognized share-based compensation for employee and nonemployee RSUs granted through September 30, 2020 is approximately $180,000 to be recognized over a remaining weighted average service period of 1.8 years.

On April 24, 2020, the Company granted to certain members of management 113,976 restricted stock units, or RSUs, to settle bonuses earned during the year ended December 31, 2019.

On April 30, 2020, the Company granted 122,997 RSUs to board members to settle $613,000 of board compensation earned from April 2018 to March 2020.  The associated compensation expense was recognized when earned in the previous periods. On September 30, 2020, the Company granted 23,122 RSUs to board members and recognized the $55,000 in stock compensation expense for board service for the three months ended September 30, 2020. On June 30, 2020, the Company also granted 23,123 RSUs to board members and recognized the $55,000 in stock compensation expense for board service for the three months ended June 30, 2020. The number of RSUs granted each quarter is calculated based on $92,500 divided by the greater of $4 or the closing share price of the Company’s common stock on the last trading day of the fiscal quarter. These RSUs represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur on the earlier of the two year anniversary of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death.

On June 8, 2020, the Company issued 29,625 shares of common stock to two former board members to settle $148,000 of board compensation obligations.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2020	2019
Stock options to purchase common stock	1,078,813	837,308
Unvested restricted stock units	8,200	36,981
Common stock warrants	2,435,807	2,435,807
Total	3,522,820	3,310,096

(12)	Income Taxes

During the three and nine months ended September 30, 2020 and 2019, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statement of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2020, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

On April 9, 2020, BioCardia, Inc. (“BioCardia” or the “Company”) entered into a Litigation Funding Agreement (the “Funding Agreement”) with BSLF, L.L.C. (the “Funder”), an entity owned and controlled by Andrew Blank, Chair of BioCardia’s board of directors, for the purpose of funding the Company’s currently pending legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the “Litigation”). BioCardia seeks imposition of constructive trusts both on the patents naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

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

There has been no settlement of this litigation as of September 30, 2020.

The Funding Agreement may be terminated by Funder upon ten days’ written notice to the Company. Funder is obligated to fund only the fees and costs incurred in the Litigation through the end of the month in which the termination notice was served. BioCardia may terminate the agreement upon ten days’ written notice to Funder from and after a failure by Funder to fulfill its obligations under the Funding Agreement if such failure or material breach is continuing at the end of such ten-day period. Under the terms of the agreement, the total due from related party as of September 30, 2020 is approximately $762,000. The $762,000 was subsequently collected on November 4, 2020.

(14)	Subsequent Events

Related Party Receivable – As discussed in Note 13, the $762,000 due from BSLF, L.L.C. was collected on November 4, 2020.

Paycheck Protection Program - On October 7, 2020, the Company applied for forgiveness of the note payable with the Lender for $506,413. That application for forgiveness was approved in its entirety on November 7, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, those listed in our Annual Report on Form 10-K for the year ended December 31, 2019 and those listed in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and for the three and six months ended June 30, 2020. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Overview

We are a clinical-stage regenerative medicine company developing novel autologous and allogenic cell therapies for cardiovascular and pulmonary diseases with large unmet medical needs. We are committed to applying our expertise in the fields of autologous and allogenic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions. Our CardiAMP cell therapy platform provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack (BCDA-01) and chronic myocardial ischemia (BCDA-02).  Our allogenic cell therapy, derived from donor cells and provided “off the shelf”, is also being advanced for two indications, heart failure (BCDA-03) and for the pulmonary indication of acute respiratory distress that has developed from COVID-19 (BCDA-04).

Our Helix™ Biotherapeutic Delivery System or “Helix” delivers therapeutics into the heart muscle with a helical needle from within the heart.  It enables local delivery of cell and gene-based therapies, including CardiAMP and CardiALLO cell therapies to treat cardiac indications.  The Helix catheter is CE marked in Europe and is under investigational use in the United States as part of our cardiovascular cell therapy development programs. We selectively partner with firms developing other cell, gene and protein therapies utilizing the Helix.  These partnered programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of heart diseases. Helix is in use or has potential to be used to treat many cardiac diseases including heart failure with reduced ejection fraction, heart failure with preserved ejection fraction, obstructive hypertrophic cardiomyopathy, myocardial infarction, chronic myocardial ischemia, and cardiac conduction disorders.

Our Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient’s anatomy and their clinical needs during the procedure, and to have stellar backup support once positioned.  Morph catheters enable our cell therapy procedures and have been commercially available to treat more than ten thousand patients.  A number of Morph guides and sheaths are approved for commercial sale in the United States including the Morph AVANCE™ steerable introducer and the Morph DNA guide. Certain Morph catheter systems are approved in Europe with CE Mark. We anticipate broader commercial availability of the AVANCE steerable introducer in the future and utilization of Morph DNA in our cardiovascular cell therapy clinical programs.

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

We have incurred net losses in each year since our inception. Our net losses were approximately $3.8 million and $12.0 million for the three and nine months ended September 30, 2020, respectively. Our net losses were approximately $3.8 million and $11.2 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $113.1 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing and sales capabilities, and from general and administrative costs associated with our operations. As discussed in more detail under “Liquidity and Capital Resources”, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC, and we plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. There can be no assurances as to the availability of capital or the terms on which capital will be available, if at all.

CardiAMP Cell Therapy for Heart Failure and Chronic Myocardial Ischemia

The Company’s lead platform, CardiAMP cell therapy, is an autologous cell therapy being advanced for two indications in pivotal clinical trials: heart failure and chronic myocardial ischemia.

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-01). The trial is active at 23 clinical sites and 81 patients have been enrolled to date. The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review in March 2020, which included the safety follow-up results available for these patients. From this review, the DSMB indicated there were no safety concerns with the study results and recommended that the trial continue as planned. We anticipate another prespecified DSMB interim readout from the trial on December 15, 2020 on all patients enrolled at that time point, which will include a futility analysis on the 60 patients that will have reached one- year follow-up. This event is anticipated to be the first randomized data set including the primary efficacy endpoint reviewed by the DSMB.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated and we are working towards initial patient enrollment in the fourth quarter of 2020.

We are continuing to assess the impact of COVID-19 on the enrollment in the CardiAMP trials. Some of our clinical centers stopped performing elective procedures and advised us that they would not be performing elective procedures until restrictions on elective procedures are lifted.  Many centers also delayed patient follow-up visits out of concern for patient exposure to COVID-19.  In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards”, we have taken steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. Clinical sites remain engaged and most are resuming elective procedures, including enrollment activities in our trial.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP pivotal trials qualify for Medicare national coverage. Covered costs include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure.  Private insurance plans covering 50 million insured Americans follow this CMS reimbursement policy and are similarly anticipated to cover these costs.  This coverage significantly reduces our cost of conducting these pivotal trials.

ALLOGENIC Cell Therapy for Cardiac and Pulmonary Disease

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogenic, neurokinin 1 receptor positive selected mesenchymal stem cells (NK1R+ MSC). This “off the shelf” mesenchymal cell therapy is being advanced for cardiac and pulmonary disease.

We are actively working to secure FDA acceptance of an Investigational New Drug (“IND”) application for a Phase I/II trial for our allogenic cells for the treatment of ischemic systolic heart failure (BCDA-03). We are working to receive acceptance of the IND in the fourth quarter of 2020, a critical step to beginning the trial.

The Company also intends to submit an IND for the use of its allogenic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19. Based on preliminary clinical reports on COVID-19, respiratory failure complicated by ARDs is the leading cause of death for COVID-19 patients. ARDS is a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs. We are working towards FDA acceptance of the IND in the fourth quarter of 2020.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

BIOCARDIA, INC.
Statements of Operations
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Net product revenue	$8	$1	$13	$139
Collaboration agreement revenue	26	193	86	356
Total revenue	34	194	99	495
Costs and expenses:
Cost of goods sold	—	24	4	321
Research and development	2,474	2,007	7,484	6,392
Selling, general and administrative	1,408	1,390	4,642	4,460
Total costs and expenses	3,882	3,421	12,130	11,173
Operating loss	(3,848)	(3,227)	(12,031)	(10,678)
Other income (expense):
Interest income	1	17	19	53
Gain on change in fair value of redemption feature embedded in convertible notes	—	52	—	52
Interest expense	(1)	(112)	(2)	(112)
Loss on extinguishment of convertible notes	—	(521)	—	(521)
Other expense	—	(1)	(1)	(2)
Total other (expense) income	—	(565)	16	(530)
Net loss	$(3,848)	$(3,792)	$(12,015)	$(11,208)

 Revenue.    Revenue decreased to $34,000 in the third quarter of 2020 as compared to $194,000 in the third quarter of 2019, due primarily to lower revenue generated from partnering activities during the respective quarters. Revenue decreased to $99,000 in the nine months ended September 30, 2020 as compared to $495,000 in the nine months ended September 30, 2019 primarily due to the reduced volumes of commercial catheter sales as a part of the planned transition to the new AVANCE and Morph DNA product families coupled with lower revenue generating partnering activities during the period.  Net product revenue is expected to be nominal during the fourth quarter of 2020, with growth in 2021, subject to customer demand, production resource availability for the new product families, the timing of FDA clearance for market release of different models and sizes and the resumption of medical procedures by our health care provider customers that have been adversely impacted by the response to the COVID-19 pandemic.

Cost of Goods Sold.    Cost of goods sold decreased $160,000 in the third quarter of 2020 as compared to the third quarter of 2019 and decreased $317,000 in the nine months ended September 30, 2020 compared to September 30, 2019, due primarily to the decrease in net product sales volumes coupled with the increase in raw material inventory reserves in 2019 related to transitioning to production of the new AVANCE™ product family. We expect cost of goods sold to be nominal in the fourth quarter of 2020, with growth in 2021, depending on the timing and demand for the new product family introductions.

Research and Development Expenses.   Research and development expenses increased by approximately $467,000 during the third quarter of 2020 as compared to the third quarter of 2019 and by $1,092,000 in the nine months ended September 30, 2020 as compared to September 30, 2019, primarily due to expenses incurred in the execution of the pivotal CardiAMP Heart Failure and CardiAMP CMI trials and development of our allogenic therapies and other therapeutic programs, which include fees paid to consultants, contract research organizations, additional personnel costs and increased stock compensation expense including the January 29, 2020 option repricing. We expect research and development expenses to increase moderately year over year in 2020 as we advance our trials and further develop BioCardia’s autologous and allogenic cell therapies.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the third quarter of 2020 increased marginally by approximately $18,000, or 1.3% as compared to the third quarter of 2019. Selling, general and administrative expenses in the nine months ended September 30, 2020 increased by $182,000, or 4.0%, as compared to the nine months ended September 30, 2019, primarily due to increased stock compensation, including the January 29, 2020 repricing, coupled with increased insurance premiums and professional service fees, partially offset by the expenses incurred in 2019 associated with the reverse stock split and up listing to the Nasdaq Capital Market. We expect selling, general and administrative expenses to decrease modestly in the fourth quarter of 2020 and be relatively consistent year over year as compared to 2019.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2020, we had an accumulated deficit of approximately $113.1 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt and equity securities as well as the cash acquired through our reverse merger transaction that was completed on October 24, 2016, $3.8 million raised from the sale of unregistered securities on December 24, 2018, the $625,000 raised from convertible notes that were issued in July 2019 and that converted in August 2019, the $9.27 million in net proceeds raised from the sale of common stock and warrants in August and September 2019, the $506,000 raised from a promissory note in May 2020 and the $10.3 million in net proceeds raised from the sale of common stock in June 2020. As of September 30, 2020, we had cash and cash equivalents of approximately $7.4 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ending September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(8,940)	$(6,189)
Investing activities	(32)	(144)
Financing activities	10,779	9,885
Net decrease in cash and cash equivalents	$1,807	$3,552

Cash Flows from Operating Activities. The increase in overall spending for operating activities of $2.8 million through the third quarter of 2020 compared to the third quarter of 2019 related primarily to increases in payments to third parties involved in our clinical trial and increased professional fees and insurance premiums. We expect spending to increase modestly as we advance the CardiAMP Heart Failure Trial and further develop our therapeutic programs.

Cash Flows from Investing Activities. Net cash used in investing activities of $32,000 through the third quarter of 2020 consisted primarily of purchases of office and computer equipment. Net cash used in investing activities of $144,000 through the third quarter of 2019 consisted primarily of purchases of lab equipment and clean room environmental systems.

Cash Flows from Financing Activities. Net cash provided by financing activities of $10.8 million during the nine months ended September 30, 2020 consisted of $11.5 million in gross proceeds from the sale of common stock in June 2020 less issuance costs of $1.2 million and $506,000 proceeds from the Note (as defined below). Net cash provided by financing activities of $9.9 million during the nine months ended September 30, 2019 consisted of $10.5 million in gross proceeds from the sale of common stock and warrants in August and September 2019, less issuance costs of $1.2 million and $625,000 in proceeds from the convertible notes received in July 2019 that converted in August 2019.

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

Subject to any forgiveness under the PPP, the Note matures two years following the date of issuance of the Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the Note, the Borrower is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. On October 7, 2020, the Company applied for forgiveness of the note payable with the Lender for $506,413. That application for forgiveness was approved in its entirety on November 7, 2020.

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

Future Funding Requirements

To date, we have generated modest revenue from sales of our approved products. We do not know when, or if, we will generate any revenue from our development stage biotherapeutic programs. We do not expect to generate any revenue from sales of our cell therapy candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. In addition, subject to obtaining regulatory approval for any of our therapeutic candidates and potential companion diagnostics, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the cash and cash equivalents of $7.4 million as of September 30, 2020 is not sufficient to fund our operations beyond the second quarter of 2021. In order to continue to further the development of our lead therapeutic candidates beyond the second quarter of 2021, we will need to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. BioCardia’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe we have a viable strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended September 30, 2020.

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

Interest Rate Risk

As of September 30, 2020, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.

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

●	The material weakness remains unremediated as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described in this Item 4, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have three legal proceedings (the “Litigation”) currently pending in Federal Court in San Francisco.  All three proceedings relate to matters we raised in a letter to Ms. Surbhi Sarna, nVision Medical Corporation (“nVision”), a company Ms. Sarna founded, and Boston Scientific Corporation, which acquired nVision, based on BioCardia’s discovery in January 2019 that Ms. Sarna had assigned to nVision a patent and patent applications she had filed while a BioCardia employee.  BioCardia made various claims, including that the patent and patent application rightfully belonged to BioCardia pursuant to Ms. Sarna’s invention assignment agreement, and that the proceeds from the sale of nVision to Boston Scientific rightfully belonged to BioCardia because they were the direct result of Ms. Sarna’s breach of her obligation to assign to BioCardia the patent and patent applications and the use of misappropriated BioCardia trade secrets.

On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed Inc, and Fortis Advisors LLC (the “Boston Scientific Parties”) filed the first legal proceeding, a complaint captioned Boston Scientific Corporation, et al. v. BioCardia, Inc.,  Case no. 3:19-05645-VC (the “BSC Action”), seeking declarations that the claims made in BioCardia’s correspondence were without basis.  On October 31, 2019, BioCardia filed a counterclaim against the Boston Scientific Parties and Ms. Sarna for breach of contract, misappropriation of trade secrets and correction of inventorship on the patent assigned to nVision by Ms. Sarna. BioCardia sought imposition of constructive trusts both on the patent naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

On April 9, 2020, we entered into a Litigation Funding Agreement with BSLF, L.L.C., an entity owned and controlled by Andrew Blank, a member of our board of directors, to fund the Litigation.

On April 23, 2020, BioCardia filed a complaint (the second proceeding) captioned BioCardia, Inc. v. nVision Medical Corporation, Case no. 3:20-02829-VC (the “nVision Action”) arising out of the same transaction as BioCardia’s counterclaims in the BSC Action.  On April 29, 2020 Judge Vincent Chhabria, the Judge who is presiding over the BSC Action, determined at BioCardia’s request that the nVision Action is “related to” the BSC Action and accordingly reassigned the nVision Action to himself.  On May 22, 2020, BioCardia filed an amended complaint in the nVision Action in which it added as defendants the institutional investors (i.e., the VC’s) who funded nVision.

On July 16, 2020 and again on July 23, 2020, combined hearings were held on various motions to dismiss filed by the counter defendants in the BSC Action and the defendants in the nVision Action.  As a result of those hearings, BioCardia was given leave to file Second Amended Counterclaims in the BSC Action and a Second Amended Complaint in the nVision Action.  BioCardia did so on August 20, 2020.

The counter defendants in the BSC Action and the defendants in the nVision Action filed a total of eight motions on September 24, 2020 against BioCardia seeking dismissal of both Actions.  BioCardia filed oppositions on October 26, 2020, and replies are due on November 12, 2020.  A hearing on all eight motions is scheduled for December 3, 2020.

One of the motions to dismiss raised the possibility that BioCardia’s wholly-owned subsidiary, BioCardia Lifesciences, Inc. (itself formerly named BioCardia, Inc.), actually owns the counterclaims asserted in the BSC Action and the claims asserted in the nVision Action.  As a result, on October 23, 2020, BioCardia moved that BioCardia Lifesciences, Inc. be added as an additional counterclaimant in the BSC Action and as an additional plaintiff in the nVision Action.  A hearing on those motions is set for December 3, 2020, at the same time as the hearing on the eight motions filed by opposing parties.  Although BioCardia believes both motions should be granted, in case they are denied BioCardia filed a third proceeding captioned BioCardia Lifesciences, Inc. v. Surbhi Sarna, et al., No. 4:20-cv-07510-KAW (the “BioCardia Lifesciences Action”) asserting the same claims against the same parties who are adverse to BioCardia in the BSC Action and the nVision Action.  BioCardia has asked that the BioCardia Lifesciences Action be related to and therefore assigned to the same judge as in the BSC Action and the nVision Action. BioCardia has informed the Court that it will dismiss without prejudice the BioCardia Lifesciences Action if the motions to add BioCardia Lifesciences as an additional counterclaimant in the BSC Action and as an additional plaintiff in the nVision Action are granted.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

BIOCARDIA, INC. (Registrant)

Date: November 10, 2020	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)