Form 10-K
period 2020-12-31
BioCardia, Inc.
filed 2021-03-30
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20.6 million, computed by reference to the last sale price of $2.40 for the common stock on the Nasdaq Capital Marketed reported for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 23, 2021 was 16,339,061.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect to our 2021 Annual Meeting of Stockholders.

Index

All references in this Annual Report on Form 10-K to “we,” “us,” the “Company” and “BioCardia” mean BioCardia, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to BioCardia, Inc. This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Forward-looking statements in this prospectus may include, without limitation, statements regarding:

(i)	the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems;
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
(xvi)

our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (SEC); and

(xvii)

the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage regenerative medicine company developing novel autologous and allogeneic therapeutics for cardiovascular and pulmonary diseases with large unmet medical needs. We are committed to applying our expertise in the fields of autologous and allogeneic cell-based and cell-derived therapies to improve the lives of patients with cardiovascular and pulmonary conditions. Our CardiAMP cell therapy platform is intended to provide an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two indications: heart failure that develops after a heart attack (BCDA-01) and chronic myocardial ischemia (BCDA-02). CardiAMP cell therapy utilizes a proprietary pre-procedure cell analysis of a patient’s own cells to identify patients believed likely be most responsive to the therapy and uses proprietary U.S. Food and Drug Administration (FDA) cleared or CE Marked device technologies to process and deliver therapeutic cells in a minimally invasive setting, typically by an interventional cardiologist. Our allogeneic culture expanded mesenchymal stem cell therapy product candidates are derived from donor bone marrow cells and are intended to be provided “off the shelf,” for two indications, ischemic heart failure (BCDA-03) and for the pulmonary indication of acute respiratory distress syndrome (BCDA-04).

These cell therapy approaches are not aimed at repopulating heart or lung tissue, but rather at providing potent paracrine effects. Our investigators believe that these therapies facilitate the natural repair responses of bone marrow derived cells homing to injury in chronic settings where homing signals have either dissipated or were inadequate. These adult cell therapies are among the only cell therapies with significant and promising clinical experience aimed at addressing the large unmet needs in cardiovascular and pulmonary disease.

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

Acute Respiratory Distress Syndrome

Acute respiratory distress syndrome (ARDS) occurs when fluid builds up in the tiny, elastic air sacs (alveoli) in a patient’s lungs. The fluid keeps the lungs from filling with enough air, which means less oxygen reaches the bloodstream. This deprives vital organs of the oxygen they need to function. ARDS typically occurs in people who are already critically ill or who have significant injuries. It can also develop after a COVID-19 infection. Severe shortness of breath, a key symptom of ARDS, usually develops within a few hours to a few days after the precipitating injury or infection. Many people who develop ARDS don't survive. The risk of death increases with age and the severity of illness. Of the people who do survive ARDS, some recover completely while others experience lasting damage to their lungs.

Although the majority of COVID-19 cases either are asymptomatic or result in mild disease, in a substantial percentage of patients, a respiratory illness requiring hospital care develops, and such infections can progress to critical illness with hypoxemic respiratory failure requiring prolonged ventilatory support. Efforts to modulate inflammation-mediated lung injury and thereby reduce progression to respiratory failure using mesenchymal stem cells have shown promising results in previous studies by other groups. Our own preclinical animal studies with venous infusion of these mesenchymal stem cells have shown feasibility with no significant adverse events.

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

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-01). The trial is active at 24 clinical sites and 91 patients have been enrolled to date. The independent Data Safety Monitoring Board (DSMB) completed its most recent prespecified data review in December 2020, which included the safety follow-up results available for 86 patients. From this review, the DSMB indicated there were no safety concerns with the study results and recommended that the trial continue as planned.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated and we are working towards initial patient enrollment.

We are continuing to assess the impact of COVID-19 on the enrollment in the CardiAMP trials. Some of our clinical centers stopped performing elective procedures and advised us that they would not be performing elective procedures until restrictions on elective procedures are lifted.  Many centers also delayed patient follow-up visits out of concern for patient exposure to COVID-19.  In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards”, we have taken steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. Clinical sites remain engaged, and most are resuming elective procedures, including enrollment activities in our trial.

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

CardiAMP Cells Phase II Heart Failure Trial: Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT)

The CardiAMP Phase II Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT), patients with ischemic systolic heart failure were randomized on a one-to-one basis into two double-blind, placebo-controlled trials: TACHFT-BMC and TACHFT-MSC. TACHFT-BMC met its primary safety endpoint at both dosages (100 million and 200 million cells) and treated patients had increased functional capacity, improved quality of life, symptoms and key markers of cardiac function predictive of survival, such as end systolic volume, or ESV. The TACHFT-BMC trial included a single dose of CardiAMP cells with a follow up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six-minute walk distance (6MW), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score. Phase II results were published in the Journal of the American Medical Association in 2014 and were presented at the World Congress of Regenerative Medicine in 2015.

CardiAMP Cell Phase III Heart Failure Trial

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System. The primary endpoint of the ongoing CardiAMP Heart Failure study is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in Six Minute Walk Distance at 12 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed. If the true effect size is only 50% of that observed in the Phase II trial, the CardiAMP Heart Failure Phase III trial is still 90% powered to meet the primary endpoint with statistical significance. Statistical significance denotes the mathematical likelihood that the results observed are real and not due to chance.

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

The Phase III CardiAMP Heart Failure Trial was initiated in the fourth quarter of 2016, and the first patient treated in Q1 2017. The trial design was published in the peer reviewed American Heart Journal in 2018. Efficacy data from the primary endpoint in the open label roll-in cohort showing improvements in exercise capacity, quality of life and functional improvements as measured by the echocardiography core lab were presented at the American Heart Association Scientific Sessions in 2018 and were published in the International Journal of Cardiology in 2020. The trial is currently enrolling at 24 clinical sites and has enrolled 91 patients as of the date of this filing.

The independent DSMB completed prespecified data reviews of the randomized trial in September 2019, March 2020 and December 2020. In all reviews, the DSMB indicated there were no safety concerns with the study results and recommended that the trial continue as planned.  The interim DSMB readout in December 2020 included a non-futility analysis with 60 patients having reached one-year follow-up and an assessment of the first randomized efficacy data set including the primary endpoint of the trial.

In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” the Company has taken steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures.

Enrollment remains our primary focus and challenge. To complete the heart failure trial enrollment requires our active centers to randomize an additional seven patients each on average. Our clinical centers appear to be coming out of COVID-19 with renewed energy and interest in the trial. Enrollment is expected to be enhanced in the months ahead by reductions in COVID-19 cases over time, the recent successful CardiAMP Heart Failure DSMB review, the recent CardiAMP Heart Failure positive results published in the peer reviewed International Journal of Cardiology, the addition of new high-enrolling clinical sites to the trial, obtaining FDA authorization to provide therapy for patients in the control arm of the trial as soon as they reach the two year follow-up endpoint in the trial, enhanced outreach to sites and increased clinical marketing activities. Starting the parallel CardiAMP Chronic Myocardial Ischemia trial is also anticipated to enhance enrollment in the CardiAMP Heart Failure trial.

We believe the remaining clinical efficacy risk is modest based on the Phase I, II, and III data available, the most recent positive DSMB review and the broader literature which supports CardiAMP Cell Therapy System as a therapeutic candidate for heart failure secondary to having had a heart attack. Because the CardiAMP cells do not become heart cells, we believe they have a low likelihood of becoming ectopic foci that could cause life threatening arrhythmias. Because CardiAMP cells are autologous, patients will not require chronic immunosuppression to prevent their immune system from attacking the donor cells. Unlike other investigational autologous cell therapies, the CardiAMP autologous cell therapies are expected to have low manufacturing costs and utilize established distribution channels, significantly enhancing prospects for commercial success. The CardiAMP Cell Therapy System has the potential to significantly benefit patients who have limited options and provide a cost-effective therapy to help reduce the substantial heart failure hospitalization and care costs.

CardiAMP Chronic Myocardial Ischemia Phase III Pivotal Trial

In January 2018, the FDA approved the investigational device exemption for the CardiAMP Cell Therapy system to be studied in a second related clinical indication, chronic myocardial ischemia, based on the strength of our Phase I and II ischemic heart failure trial data and clinical data showing support for the efficacy of one component of our cell therapy (the CD34+ cells) in this indication. The trial is approved to enroll up to 343 patients at up to 40 clinical sites in the United States. An update to the statistical analysis plan to enable an adaptive trial design is anticipated. Success in the primary endpoint of the trial, which is exercise tolerance, may lead to a new treatment for those suffering from chronic myocardial ischemia and having sustained debilitating heart pain, referred to as refractory angina.

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

ALLOGENEIC Cell Therapy for Cardiac and Pulmonary Disease

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive mesenchymal stem cells. Mesenchymal stem cells are multipotent stromal cells that can differentiate into a variety of cell types, including osteoblasts (bone cells), chondrocytes (cartilage cells), myocytes (muscle cells) and adipocytes (fat cells which give rise to marrow adipose tissue).

Our “off the shelf” mesenchymal cell therapy is being advanced for cardiac and pulmonary disease. These cells are anticipated to be the cells that respond to the release of Substance P. Substance P (SP), a neuropeptide released from sensory nerves that is associated with the inflammatory processes and pain. These Neurokinin-1 Receptor Positive cells are believed to be an important subset of the cells that we have delivered in our previous preclinical and clinical mesenchymal stem cell studies. We believe this therapy presents the advantages of an "off the shelf" therapy that does not require tissue harvesting from patients or cell processing.

ALLOGENEIC MSC for Ischemic Heart Failure (CardiALLO Cell Therapy)

We are working to obtain FDA acceptance of an Investigational New Drug (IND) application for a Phase I/II trial for CardiALLO Cell Therapy System for the treatment of ischemic systolic heart failure in 2021. The subset of patients we are targeting initially for this cardiac indication are those that have been excluded from the CardiAMP Heart Failure Trial due to their lower cell potency assay scores. Activation of the phase I/II trial is expected to enhance enrollment in the CardiAMP Heart Failure Trial. There is potential for this allogeneic therapy to be designated as an orphan indication. While being initially advanced to treat heart failure and acute respiratory distress, variations of this allogeneic therapy may have the potential for numerous other therapeutic applications.

CardiALLO related Phase I /II Studies: POSEIDON, TAC-HFT-MSC, and TRIDENT

We have co-sponsored three clinical trials for MSCs for the treatment of ischemic systolic heart failure. In substantially similar trial designs, the POSEIDON Phase I/II trial compared autologous MSCs to allogeneic MSCs, the TACHFT-MSC Phase II trial compared autologous MSCs to placebo, and the TRIDENT Phase II compared allogeneic MSCs at different doses. The first two trials shared common arms of autologous MSCs, enabling a bridge to placebo, leading us to conclude that allogeneic MSC therapy has potential to be superior to placebo. The IND for the TACHFT trial was filed with the FDA Center for Biologics Evaluation and Research in 2008 by the University of Miami, our co-sponsor for the trial. The POSEIDON trial and the TRIDENT trials were submitted by amendment under the same IND filed for the TACHFT study, and was co-sponsored by the University of Miami, the National Institutes of Health and us. The results from all three of these studies can be submitted to the FDA in support of an IND for the CardiALLO Cell Therapy System.

ALLOGENEIC MSC for Acute Respiratory Distress Syndrome Secondary to COVID-19

Allogeneic MSCs may have the potential to increase survival in management of COVID-19 induced ARDS. Preclinical and clinical evidence from published studies indicate that intravenously delivered MSCs migrate to the lung and respond to the pro-inflammatory lung environment by releasing anti-inflammatory factors reducing the proliferation of pro-inflammatory cytokines while modulating regulatory T cells and macrophages to promote resolution of inflammation. Therefore, MSCs may have the potential to increase survival in management of COVID-19 induced ARDS.

The anti-inflammatory effects of MSC have been well-documented and MSC have been shown to reduce inflammation and injury in models of lung disease. The specific MSCs used in BioCardia’s allogeneic cell therapy are Neurokinin-1 receptor positive, which is the receptor for the ligand substance P, an important neuropeptide associated with inflammation throughout the body and a primary mediator of inflammation in the airways. In patients with ARDS, culture expanded bone marrow cells have been shown to also have benefits across multiple endpoints and are a compelling therapeutic pathway to advance BioCardia’s off the shelf MSC therapy.

We are working to obtain FDA acceptance of an Investigational New Drug (IND) application for a Phase I/II trial for these allogeneic MSC to treat COVID-19 induced ARDS in 2021.

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

Morph Deflectable Guide and Sheaths Products

BioCardia’s Morph catheter is designed to enable physicians to navigate through tortuous anatomy, customize the shape of the catheter to the patient's anatomy and their clinical needs during the procedure, and to have stellar back-up support once positioned. Morph catheters enable all Helix procedures and have been commercially used to treat more than 10,000 patients. A number of Morph guides and sheaths are cleared for commercial sale in the United States.

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular conditions. We are pursuing the following business strategies:

•	Complete the ongoing 260 patient, 40 center Phase III pivotal IDE trial of our autologous CardiAMP Cell Therapy for patients with ischemic systolic heart failure.

•	Complete the FDA approved, 343 patient, 40 center Phase III pivotal IDE trial of our autologous CardiAMP Cell Therapy for patients with chronic myocardial ischemia.

•	Obtain FDA approval and commercialize CardiAMP Cell Therapy System using a highly targeted cardiology sales force in the United States.

•

Advance our allogeneic mesenchymal stem cell therapy for the treatment of ischemic systolic heart failure, initially targeting patients for whom the CardiAMP Cell Therapy System is not optimal due to the lower potency of their bone marrow cells.

•	Advance our allogeneic mesenchymal stem cell therapy for the treatment acute respiratory distress.

•	Continue to develop and selectively partner our Helix™ biotherapeutic delivery system for use with other biotherapeutics.

•	Continue to develop and commercialize Morph catheter products.

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

Ten of our most recently issued United States Patents are listed below,

US Patent No.	Patent Title	Expiration on or after
10,874,831	Devices and methods for accessing the vasculature of a patient	2024
10,780,248	Radial and trans-endocardial delivery catheter	2034
10,520,505	Methods of measuring therapeutic potency and defining dosages for autologous cell therapy	2034
10,071,226	Radial and trans-endocardial delivery catheter	2034
10,035,982	Method of preparing autologous cells and methods of use for therapy	2029
9,945,854	Methods of measuring therapeutic potency potential and defining dosages for autologous cell therapy	2034
9,752,123	Method of Preparing Autologous Cells and Methods of Use for Therapy	2029
9,517,199	Treatment for chronic myocardial infarct	2027
9,504,642	Treatment for chronic myocardial infarct	2027
9,301,975	Method of preparing autologous cells and method of use for therapy	2029

U.S. Regulatory Protection for CardiAMP and CardiALLO

In addition to patent and trade secret protection, we may receive a 12-year period of regulatory exclusivity from the FDA upon approval of our cell therapies pursuant to the Biologics Price Competition and Innovation Act. The exclusivity period, if granted, will run from the time of FDA approval. This exclusivity period, if granted, will supplement the intellectual property protection discussed above, providing an additional barrier to entry for any competitor seeking approval for bio-similar versions.

In addition, it is possible to extend the patent term of at least one patent covering our therapies following FDA approval. This patent term extension, or PTE, is intended to compensate a patent owner for the loss of patent term during the FDA approval process. If eligible, we may use a PTE to extend the term of one or more of our patents beyond the expected expiration date. Because CardiAMP and CardiALLO cell therapy systems may involve multiple simultaneous approvals under the IDE and IND applications, each pre-market approval, or PMA or biologics license application, or BLA, associated with an approval is anticipated to have the ability to have an extended patent term.

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

Manufacturing

The CardiAMP cell processing platform is manufactured for us by our partner Biomet Biologics, LLC. We currently produce allogeneic cells for preclinical development in our preclinical development tissue culture facility and anticipate manufacturing for clinical development in our clinical cell manufacturing facility. We currently manufacture our Helix™ biotherapeutic delivery system and Morph vascular access products in our San Carlos, California device manufacturing facility using components we source from third-party suppliers.

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

We anticipate marketing and selling the BCDA-04 allogeneic mesenchymal cell therapy for acute respiratory distress syndrome also with a dedicated sales force focused initially on pulmonary and critical care groups at leading hospitals in the United States.

Competition

The biotechnology and pharmaceutical industries in which we operate are subject to rapid change and are characterized by intense competition to develop new technologies and proprietary products. We face potential competition from many different sources, including larger and better-funded companies. While we believe that our programs unique benefits provide us with competitive advantages, we have identified several companies which are active in the advancement of cell-based and gene-based therapeutic products in the heart failure, chronic myocardial ischemia and acute respiratory distress syndrome indications. Not only must we compete with other companies that are focused on cell-based therapy treatments, but any products also that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

However, potential competitors in the cardiovascular indications may require delivery platforms for their own therapeutic programs. Because the clinical need is so large and our biotherapeutic delivery products have potential to enable multiple biotherapeutics for multiple cardiac indications, we view these companies also as potential collaborators and partners. None of these relationships are believed to be material to our business at this time.

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

U.S. Biological Product Development and Regulatory Approval Process

Our allogeneic therapeutic candidates will be regulated in the United States as biological products. The process required by the FDA before a biological product may be tested and marketed in the United States generally involves the following:

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

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Fast Track Designation, Accelerated Approval, Priority Review and Breakthrough Therapy Programs

The FDA has a Fast-Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biological product as a Fast-Track product at any time during the clinical development of the product. Unique to a Fast-Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

A product may also be eligible for receipt of a Breakthrough Therapy designation. The Breakthrough Therapy designation is intended to expedite the FDA’s review of a potential new drug for serious or life-threatening diseases where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy provides the same benefits as are available under the Fast-Track program, as well as intensive FDA guidance on the product’s development program. Where appropriate, we intend to utilize regulatory programs that can help expedite our product development and commercialization efforts. However, Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development or approval process.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. If our allogeneic products are approved by the FDA, we could face competition from products regulated by the FDA as biosimilar products.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction reasonable safety and effectiveness of the cell-based therapy. After a PMA application is deemed complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

A clinical trial is almost always required to support a PMA application. We expect that the CardiAMP Cell Therapy System will require a single pivotal trial for PMA approval in the CardiAMP Heart Failure and CardiAMP Chronic Myocardial Ischemia trials. However, there is no guarantee that the FDA will grant us regulatory approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial. Two well-controlled pivotal studies could be necessary to provide the FDA assurance of safety or effectiveness. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an IDE application, which the FDA reviews. Some types of trials deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by FDA regulations, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory trial results, showing that it is safe to evaluate the device in humans and that the trial protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the trial. During a trial, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion or commercialization of investigational devices or making safety or efficacy claims for them, among other things. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy, and the clinical trials must be conducted pursuant to GCPs. The investigators must also obtain patient-informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements, among other things. The FDA’s grant of permission to proceed with clinical trials does not constitute a binding commitment that the FDA will consider the trial design adequate to support marketing clearance or approval. In addition, there can be no assurance that the data generated during a clinical trial will meet the chosen study endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in Europe, the clinical trial must be approved by the local ethics committee and in some cases, including trials of high-risk devices, by the Ministry of Health in the applicable country.

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

Regulation of Companion Diagnostics

Companion diagnostics are subject to regulation by the FDA, the EMA and other foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercial use. While we anticipate that the CardiAMP diagnostic potency assay for each indication will require approval under a PMA submitted to the CDRH prior to commercialization, we are also exploring potential options to develop the CardiAMP potency diagnostic assay as a laboratory-developed test (LDT). We and our third-party collaborators who may develop our companion diagnostics will work cooperatively to generate the data required to commercialize our CardiAMP potency diagnostic assay and will remain in close contact with the CDRH to ensure that any changes in the regulatory requirements are incorporated into the development plans. We further anticipate that regulatory approval of the CardiAMP potency assay for each indication will be a prerequisite to our ability to market the CardiAMP Cell Therapy System. Representatives of CDRH have participated in our meetings with CBER regarding CardiAMP Cell Therapy System to discuss the potential use of the CardiAMP potency assay, and we anticipate that future meetings will include representatives from both CBER and CDRH to ensure that the PMA submissions (for CardiAMP Cell Therapy System and the CardiAMP potency diagnostic assay) are coordinated and subject to parallel review by these respective FDA centers. Accordingly, our objective is to align the development programs such that the CardiAMP potency assay will be developed and approved contemporaneously with CardiAMP.

On July 31, 2014, the FDA issued "Guidance for Industry: In Vitro Companion Diagnostic Devices," to help companies identify the need for companion diagnostics at an earlier stage in the drug development process and to plan for co-development of the drug and companion diagnostic test. The ultimate goal of the guidance is to stimulate early collaborations that will result in faster access to promising new treatments for patients living with serious and life-threatening diseases. According to the draft guidance, for novel products such as CardiAMP, the PMA for a companion diagnostic device should be developed and approved contemporaneously with the biological product. We believe our programs for the development of the CardiAMP potency assay are consistent with the draft guidance as proposed.

To the extent we elect to develop our diagnostic assay as an LDT, FDA may nonetheless regulate the LDT as a medical device. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. In 2019, the FDA issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve- out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

In August 2020, as part of the U.S. government’s efforts to combat COVID-19 and consistent with the direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. While this HHS policy is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as other legislative and executive actions of the Biden administration and state governments and FDA regulation will impact the industry, including our business and that of our customers and collaborators. FDA’s position with respect to LDTs in the short term and in general in the long-term may change, especially given the change in FDA leadership under the Biden administration. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs and IVDs by the FDA, HHS, Congress, or state regulatory authorities may increase our compliance costs, delay approval of our products, and decrease the demand for our products.

To the extent FDA determines that any LDT product we may develop in the future is subject to additional regulation as a medical device or disagrees with our LDT determination and asserts that such product is considered an in vitro diagnostic device, our ability to market and sell such LDT would be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, FDA could consider our product to be misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action. Such enforcement action may also delay or negatively impact FDA approval of our regulatory submissions. If FDA disagrees without our LDT determination, we would not be able to commercialize our assay until we obtain PMA approval and comply with the applicable quality system requirements.

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

Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended-release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid-managed care utilization as of 2010. Per a ruling by the U.S. Supreme Court in 2012, states have the option to expand their Medicaid programs which in turn expands the population eligible for Medicaid drug benefits. The Centers for Medicare & Medicaid Services, or CMS, has proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, the Affordable Care Act provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

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

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Government Regulation outside the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Because biologically-sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

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

To obtain regulatory approval of an investigational biological product under European regulatory systems, we must submit a marketing authorization application. The application used to file the PMAs for CardiAMP Cell Therapy System and BLA for allogeneic cells in the United States are similar to that required in Europe, with the exception of, among other things, country-specific document requirements. Europe also provides opportunities for market exclusivity. For example, in Europe, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in Europe from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by Europe’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

The ATMP Regulation empowered the EMA to make scientific recommendations as to whether a given product should be considered an ATMP (hereinafter “classifications”). Additionally, it provided for a new instrument, the so-called certification procedure, designed as an incentive for small and medium-sized enterprises, or SMEs, that were involved in the first stages of the development of ATMPs but lacked the resources to conduct clinical trials. Specifically, the certification that the quality and preclinical aspects of the development are in conformity with the relevant regulatory requirements was expected to help SMEs attract capital and to facilitate the transfer of research activities to entities with the capacity to market medicinal products.

The ATMP Regulation builds on the procedures, concepts, and requirements designed for chemical-based medicinal products. However, ATMPs present very different characteristics. Additionally, in contrast to chemical-based medicinal products, research in advanced therapies is, for the most part, conducted by academia, non-for-profit organizations, and SMEs, which only have limited financial resources and often lack exposure to the regulatory system that governs medicines.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The advertising and promotion of our products in the EEA is subject to the provisions of the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. The European Commission has submitted a Proposal for a Regulation of the European Parliament and the Council on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009, to replace, inter alia, Directive 93/42/EEC and to amend regulations regarding medical devices in the European Union, which could result in changes in the regulatory requirements for medical devices in Europe. In Germany, the advertising and promotion of our products can also be subject to restrictions provided by the German Act Against Unfair Competition (Gesetzgegen den unlauteren Wettbewerb) and the law on the advertising of medicines (Heilmittelwerbegesetz), criminal law, and some codices of conduct with regard to medical products and medical devices, among others. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

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

Employees and Human Capital

As of December 31, 2020, we had 24 full-time and 5 part-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were originally incorporated as NAM Corporation in Delaware on January 12, 1994. We changed our name to BioCardia, Inc. on October 26, 2016 in connection with a reverse merger transaction (the Merger) in which our wholly owned subsidiary, Icicle Acquisition Corp., merged with and into BioCardia Lifesciences, Inc. (which was named BioCardia, Inc. prior to the Merger), with BioCardia Lifesciences continuing as the surviving company. Following the completion of the reverse merger transaction, we assumed the business and operations of BioCardia Lifesciences and changed our name to BioCardia, Inc.

We operate in only one business segment, which is a clinical-stage regenerative medicine company developing novel therapeutics for diseases with large unmet medical needs. See Note 1 to our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report. Our principal executive offices are located at 125 Shoreway Road, Suite B, San Carlos, CA 94070. Our telephone number is (650) 226-0120.

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

ITEM 1A. RISK FACTORS

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.

Risks Related to Our Business, Financial Condition and Capital Requirements

●	We have a history of operating losses, and we may not be able to achieve or sustain profitability.
●

We will require substantial additional financing to achieve our goals, and our failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

●	We may not be able to access sufficient funds under the LPC Purchase Agreement when needed.

Risks Related to Development and Commercialization

●

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

●

Our CardiAMP and CardiALLO cell therapy systems and other therapeutic candidates are based on novel technology, which makes it difficult to accurately and reliably predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, no cell-based therapies have been approved in the United States for a cardiac indication.

●	We have encountered, and may in the future encounter, substantial delays in our clinical studies.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our therapeutic candidates.
●

We rely on third parties to conduct some or all aspects of our product manufacturing, diagnostic protocol development, research, and preclinical and clinical testing, and these third parties may not perform satisfactorily.

●

We rely on third parties to conduct, supervise and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We depend on third-party vendors to manufacture some of our components and sub-assemblies, which could make us vulnerable to supply shortages and price fluctuations that could harm our business.
●	Our future commercial success depends upon attaining significant market acceptance of our therapeutic candidates, if approved, among physicians, patients and healthcare payors.
●	Our ability to compete is highly dependent on demonstrating the benefits of CardiAMP to physicians, hospitals and patients.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.
●

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our therapeutic candidates, if approved, we may be unable to generate any revenues.

●	We have limited experience manufacturing our therapeutic candidates or products in commercial quantities, which could harm our business.
●	If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales and profitability would be adversely affected.

Risks Relating to Government Regulation, Compliance and Litigation

●

Even if we obtain regulatory approval for a product candidate, including our CardiAMP and CardiALLO Cell Therapy Systems and other therapeutic candidates, these products or therapies, along with our other regulated products, will be subject to ongoing regulatory scrutiny.

●	We may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory agencies.
●

If we fail to obtain and maintain necessary regulatory clearances or approvals for our therapeutic candidates or products, or if clearances or approvals for our therapeutic candidates or products in additional indications are delayed or not issued, our commercial operations would be harmed.

●

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our therapeutic candidates or products or limit the scope of any approved indication or market acceptance.

●

Our therapeutic candidates are intended to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to our therapeutic candidates.

●	If we or our suppliers fail to comply with the FDA’s QSRs, our manufacturing operations could be delayed or shut down and product sales could suffer.

●

The requirements to obtain regulatory approval of the FDA and regulators in other jurisdictions can be costly, time-consuming, and unpredictable. If we are unable to obtain timely regulatory approval for our therapeutic candidates, our business may be substantially harmed.

●

Even if we obtain and maintain approval for our therapeutic candidates or products from the FDA, we may never obtain approval for our therapeutic candidates or products outside of the United States, which would limit our market opportunities and adversely affect our business.

●	We may face competition from biosimilars due to changes in the regulatory environment.
●	A recall of any of our commercialized products, or the discovery of serious safety issues, could have a significant negative impact on us.
●

Modifications to our products may require reclassifications, new regulatory approvals or clearances, or may require us to cease marketing or recall the modified products until new CE marking is obtained.

●

Our employees, principal investigators, consultants and collaboration partners may engage in misconduct or other improper activities, including noncompliance with laws and regulatory standards and requirements and insider trading.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our therapeutic candidates or products.

Risks Related to the Operation of Our Business

●

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our therapeutic candidates, conduct our clinical trials and commercialize our therapeutic candidates.

●	We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
●	Our business and operations would suffer in the event of system failures.
●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, and its variants, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Risks Relating to Our Intellectual Property

●	We may not be able to protect our proprietary technology in the marketplace.
●	The patent protection of biotherapeutics is complex and uncertain.
●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.
●	We may be forced to litigate to enforce or defend our intellectual property rights, and/or the intellectual property rights of our licensors.
●	Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●

Patent reform legislation and recent court decisions could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

●

If third parties claim that our therapeutic candidates or other products infringe upon their intellectual property, commercialization of our therapeutic candidates or products and our operating profits could be adversely affected.

●

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity of our therapeutic candidates or products, our business may be materially harmed.

Risks Related to Our Securities

●	An active trading market may not develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.
●	The market price and trading volume of our securities may be volatile and may be affected by economic conditions beyond our control.
●	We may be exposed to additional risks as a result of our reverse merger transaction.
●

Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

●	Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline.
●	The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.
●

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

General Risks

●	We are at risk of securities class action litigation.

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

Risks Relating to Our Business, Financial Condition and Capital Requirements

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2020 was $15.0 million and our accumulated deficit totaled $116.1 million as of December 31, 2020. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

To date, our only approved or cleared products are our Morph universal deflectable guide catheters and Morph AccessPro sheaths, in the United States and Europe; our AVANCE™ steerable introducer and our Morph DNA deflectable guides in the United States only; and our Helix biotherapeutic delivery system, or Helix, in Europe. Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business and predict our future prospects. Our short commercialization experience and limited number of approved products also makes it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to successfully complete our Phase III pivotal trials in heart failure and chronic myocardial ischemia and obtain FDA approval for, and then successfully commercialize, the CardiAMP Cell Therapy System.

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

Based upon our current operating plan, we believe that the cash and cash equivalents on hand will enable us to fund our operations for at least the next 12-month period following the date of issuance of our 2020 financial statements.

We will require substantial additional financing to achieve our goals, and our failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our planned research, development and product commercialization efforts, including our planned clinical trials for our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates. In addition, we will require additional financing to achieve our goals and our failure to do so could adversely affect our commercialization efforts. Other than the purchase agreement we entered into with Lincoln Park Capital Fund, LLC in March 2021 (the LPC Purchase Agreement), we do not currently have any agreements or understandings with respect to any potential financing. We anticipate that our expenses will increase substantially if and as we:

•	continue the research and clinical development of our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates;

•

initiate and advance our CardiAMP and CardiALLO Cell Therapy System therapeutic candidates in expensive clinical studies, including the ongoing Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in heart failure and our approved Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in chronic myocardial ischemia;

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

We have experienced delays, and if we were to experience any future delays or encounter issues with any of the above, including clinical holds, failed studies, inconclusive or complex results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above. Further, the net operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We may not be able to access sufficient funds under the LPC Purchase Agreement when needed.

Our ability to sell shares to Lincoln Park and obtain funds under the LPC Purchase Agreement is limited by the terms and conditions in the Purchase Agreement, including restrictions on the amounts we may sell to Lincoln Park at any one time, and a limitation on our ability to sell shares to Lincoln Park to the extent that it would cause Lincoln Park to beneficially own more than 9.99% of our outstanding shares of common stock. Additionally, under the Purchase Agreement, we will only be able to sell or issue to Lincoln Park a maximum aggregate number of shares equal to 19.99%  of the shares of common stock outstanding on the date of the LPC Purchase Agreement (the Exchange Cap), unless we obtain shareholder approval to issue shares in excess of the Exchange Cap, or the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement is equal to or greater than the base price of $4.2736, such that the Exchange Cap would not apply to issuances and sales of common stock to Lincoln Park under the LPC Purchase Agreement. Therefore, we currently do not, and may not in the future, have access to the full amount otherwise available to us under the LPC Purchase Agreement. In addition, any amounts we sell under the LPC Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the LPC Purchase Agreement.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. None of our pre-Merger tax attributes remain available after the Merger as a result of limitations Section 382 due to lack of business continuity. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Losses generated after 2017 do not have an expiration date. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. We have not performed an analysis to assess whether an ownership change has occurred. If we have experienced an ownership change at any time since our formation, utilization of our net operating loss carryforwards would be subject to an annual limitation under Section 382 and 383 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income and tax credits may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Risks Relating to Development and Commercialization

Our success depends in large part on our ability to obtain approval for, and successfully commercialize, the CardiAMP Cell Therapy System.

The long-term viability of our company is largely dependent on the successful development and commercialization of the CardiAMP Cell Therapy System. We are currently enrolling patients in a Phase III pivotal trial that will be used to support regulatory approval, and we do not have significant long-term data on the CardiAMP Cell Therapy System’s safety and efficacy in either heart failure or chronic myocardial ischemia. While we expect to successfully complete our ongoing Phase III pivotal trial of the CardiAMP Cell Therapy System in heart failure, there can be no guarantee that the study will be completed, that the primary endpoints will be achieved, or that we will receive regulatory approval for the sale and marketing in the United States. A number of companies in similar fields have suffered significant setbacks during clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending heavily on sales of the CardiAMP Cell Therapy System to achieve our revenue goals, failure to successfully complete the study and receive FDA approval, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain regulatory approval, our ability to successfully market this product will be limited due to a number of factors, including regulatory restrictions in our labeling or requirements to obtain additional post-approval data, if any. In addition, there can be no guarantee that the CardiAMP Cell Therapy System will be accepted by the medical community as a valid alternative to currently available products. If we cannot sell the CardiAMP Cell Therapy System as planned, our financial results will be harmed.

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

Our CardiAMP and CardiALLO cell therapy systems and other therapeutic candidates are based on novel technology, which makes it difficult to accurately and reliably predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, no cell-based therapies have been approved in the United States for a cardiac indication.

The success of our business depends on our ability to develop and commercialize our therapeutic candidates, including CardiAMP. We have concentrated our product research and development efforts on our CardiAMP therapeutic candidate, a novel type of cell-based therapy. Our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience related to our therapeutic candidates and products, that we have experienced or that we may experience in the future, will not cause significant delays or unanticipated costs, or that such development problems can be solved. For example, in 2020, our efforts to lift a clinical hold on our CardiALLO allogenic cell therapy product candidate was not successful when reviewed by the FDA due to issues they identified with respect to our chemistry, manufacturing and controls for the approach we had taken. Each element of an IND submission has technical, regulatory, commercial, and other risks and there is no guarantee we will be successful in advancing our therapeutic programs. Also, we may be unable to maintain and further develop sustainable, reproducible and scalable manufacturing processes, or transfer these processes to collaborators, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

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

We depend on third-party vendors to manufacture some of our components and sub-assemblies, which could make us vulnerable to supply shortages and price fluctuations that could harm our business.

We currently manufacture some of our components and sub-assemblies internally and rely on third-party vendors for other components and sub-assemblies used in our products and therapeutic candidates. Our reliance on third-party vendors subjects us to a number of risks that could impact our ability to manufacture our products and therapeutic candidates and harm our business, including:

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

Even when product development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our products by physicians, payors and patients. Many potential market participants have limited knowledge of, or experience with, cell-based products and therapies, so gaining market acceptance and overcoming any safety or efficacy concerns may be more challenging than for more traditional therapies. Our efforts to educate the medical community and third-party payors on the benefits of our therapeutic candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional therapies marketed by our competitors. We cannot assure you that our products will achieve the expected market acceptance and revenue if and when they obtain the requisite regulatory approvals. Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. The market acceptance of each of our therapeutic candidates will depend on a number of factors, including:

•	the efficacy and safety of the therapeutic candidate, as demonstrated in clinical trials;

•	the clinical indications for which the product is approved, and the label approved by regulatory authorities for use with the product, including any warnings that may be required on the label;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the cost, safety and efficacy of treatment in relation to alternative treatments;

•	the continued projected growth of markets for our various indications;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

We currently have a limited organization for the sales, marketing and distribution of products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including CardiAMP and CardiALLO Cell Therapy Systems and our Neurokinin-1 Receptor Positive allogeneic therapies, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have limited prior experience in the marketing, sale or distribution of approved products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our therapeutic candidates.

Our strategy is to obtain FDA approval and market the CardiAMP Cell Therapy System for potential heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists and interventional cardiologists. We may in the future, choose to align ourselves with collaborators as part of our commercialization strategy, particularly outside of the United States, and our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our therapeutic candidates or companion diagnostic or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our therapeutic candidates and companion diagnostic to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our therapeutic candidates or companion diagnostic, our ability to generate revenues from product sales, including sales of CardiAMP and CardiALLO Cell Therapy Systems and other therapies, will be adversely affected.

Building an internal sales force involves many challenges, including:

•	recruiting and retaining talented people;

•	training employees that we recruit;

•	setting the appropriate system of incentives;

•	managing additional headcount; and

•	integrating a new business unit into an existing corporate architecture.

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of our autologous or allogeneic cell therapies in the United States, we may be forced to delay the potential commercialization of these therapies or reduce the scope of our sales and marketing. To fund commercialization activities, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our therapies to market or generate product revenue.

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

•

key components and sub-assemblies of our products and therapeutic candidates are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components and sub-assemblies; if we experience a shortage in any of these components or sub-assemblies, we will need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;

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

If the market opportunities for our therapeutic candidates or products are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

It is very difficult to estimate the future commercial potential of the CardiAMP Cell Therapy System, the CardiALLO Cell Therapy System, Neurokinin-1 Receptor Positive allogeneic therapies and our commercialized products due to factors such as safety and efficacy compared to other available treatments, changing standards of care, third-party payor reimbursement standards, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 70% of the NYHA Class II and Class III ischemic systolic heart failure patients in the United States will be eligible for CardiAMP due to a sufficient CardiAMP potency assay score. However, if considerably less than approximately 70% of NYHA Class II and Class III ischemic heart failure patients are eligible for CardiAMP due to an insufficient CardiAMP potency assay score, it would significantly and negatively impact our business, financial condition and results of operations.

Risks Relating to Government Regulation, Compliance and Litigation

Even if we obtain regulatory approval for a product candidate, including our CardiAMP and CardiALLO Cell Therapy Systems and other therapeutic candidates, these products or therapies, along with our other regulated products, will be subject to ongoing regulatory scrutiny.

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

We have not obtained regulatory approval for either our CardiAMP or CardiALLO Cell Therapy Systems or other therapeutic candidates. We must conduct extensive testing of our therapeutic candidates to demonstrate their safety and efficacy, including human clinical trials and, if applicable, preclinical animal testing, before we can obtain regulatory approval to market and sell them. Conducting such testing is a lengthy, time-consuming, and expensive process and there is a high rate of failure. Our current and completed preclinical and clinical results for our therapeutic candidates are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a therapeutic candidate may not be predictive of similar results in humans during clinical trials, and successful results from early human clinical trials of a therapeutic candidate may not be replicated in later and larger human clinical trials or in clinical trials for different indications. If the results of our ongoing or future clinical trials are negative or inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we may be prevented or delayed in obtaining marketing approval for our therapeutic candidates.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. If the FDA or CDHS inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility, we may be unable to produce our products, which may have an adverse impact on our business.

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

•

the failure to comply with applicable regulatory requirements following approval of any of our therapeutic candidates may result in the refusal by the FDA or similar foreign regulatory agency to approve a pending PMA or BLA, or supplement to a PMA or BLA submitted by us for other indications or new therapeutic candidates or products; and

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

We may face competition for the CardiALLO Cell Therapy System and Neurokinin-1 Receptor Positive therapies from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar to, or “interchangeable” with an FDA-approved innovator (original) biological product. This new pathway could allow competitors to reference data from innovator biological products already approved after 12 years from the time of approval. In Europe, a competitor may reference data from biological products already approved but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with CardiALLO or our allogeneic Neurokinin-1 Receptor Positive therapies, if approved. Additionally, the FDA may approve our competitors’ products through a PMA pathway, similar to CardiAMP. If competitors are able to obtain marketing approval for biosimilars referencing CardiALLO, if approved, it may become subject to competition from such biosimilars with the attendant competitive pressure and consequences.

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

•

HIPAA, as amended by HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HIPAA imposes civil and criminal liability for the wrongful access or disclosure of protected health information;

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

Risks Related to the Operation of Our Business

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

Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

We collect, store, process and use our customers’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not, gain unauthorized access to this information. There have been a number of recent reported incidents where third parties have used software to access the personal data of their partners’ customers for marketing and other purposes.

If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings. In addition, a breach could require expending significant additional resources related to the security of information systems and disrupt our operations.

The use of data by our business and our business associates is highly regulated in all our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the General Data Protection Regulation (GDPR) and California Consumer Privacy Act (CCPA), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance. Complying with such laws may also require us to modify our data processing practices and policies and incur substantial expenditures.

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, and its variants, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have taken steps to comply with government guidelines to protect workers, resulting in many employees continuing their work outside of our offices.

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

We previously identified a material weakness in our internal control over financial reporting at December 31, 2019 and we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control in the future. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We previously identified a material weakness in internal control over financial reporting as of September 30, 2019. The material weakness resulted from a lack of sufficient technical resources to appropriately perform effective and timely review of the accounting for and disclosure of complex non-routine transactions, including the adoption of new accounting standards. This material weakness was remediated as of December 31, 2020.

We have implemented measures designed to improve our internal control over financial reporting and remediate the material weakness, including the following:

•

we enhanced our control processes for identifying and reviewing non-routine transactions, including formalized reviews of these transactions by senior accounting management and more robust documentation of the related conclusions and required accounting; and

•	we have engaged external consultants to provide expertise and assistance sufficient to evaluate, resolve and document the accounting for complex non-routine transactions.

We cannot provide assurance that the measures we have taken to date, and are continuing to implement, will be sufficient to prevent future material weakness from occurring. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting.

If we identify other material weaknesses in our internal control over financial reporting in the future, if we are unable to comply with the requirements of Section 404 in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we may be unable to report our financial results accurately on a timely basis, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights, or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us or any third-party proprietary technologies we have licensed. Any such claims could also be expensive and time consuming to defend and divert management’s attention and resources and could delay or prevent us from commercializing our therapeutic candidates or products. Our competitive position could suffer as a result. Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our therapeutic candidates or products, we have not conducted a freedom-to-operate search or analysis for our therapeutic candidates or products, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our therapeutic candidates or products. Thus, we cannot guarantee that our therapeutic candidates or products, or our commercialization thereof, do not and will not infringe any third-party’s intellectual property.

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

The market price of our securities is likely to be volatile. Some specific factors that could negatively affect the price of our securities or result in fluctuations in its price and trading volume include:

•	results of clinical trials of our therapeutic candidates;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;

•	actual or anticipated fluctuations in our quarterly operating results or those of our competitors;

•	publication of research reports by securities analysts about us or our competitors in the industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	issuances by us of debt or equity securities;

•	litigation involving our company, including stockholder litigation, investigations or audits by regulators into the operations of our company, or proceedings initiated by our competitors or clients;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry, fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	trading volume of our common stock and warrants;

•	sales or perceived potential sales of our common stock and/or warrants by us, our directors, senior management or our stockholders in the future;

•	short selling or other market manipulation activities;

•	announcement or expectation of additional financing efforts;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	changes in market conditions for biopharmaceutical stocks; and

•	conditions in the U.S. financial markets or changes in general economic conditions.

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

As of December 31, 2020, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 34.9% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the LPC Purchase Agreement with Lincoln Park, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to limit valuable rights to our intellectual property, technologies, therapeutic candidates or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our therapeutic candidates.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 29, 2021, we entered into the LPC Purchase Agreement, pursuant to which Lincoln Park committed to purchase up to $20 million of shares our common stock (the Purchase Shares). Shares of our common stock may be sold pursuant to the LPC Purchase Agreement by us to Lincoln Park at our discretion from time to time over a 36-month period, subject to certain limitations and conditions. The purchase price for shares that we may sell to Lincoln Park under the LPC Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

In consideration for entering into the LPC Purchase Agreement, we agreed to issue 75,000 shares of our common stock (the Initial Commitment Shares) to Lincoln Park as an initial commitment fee. In addition, we agreed to issue to Lincoln Park up to an additional 50,000 shares of our common stock (the “Additional Commitment Shares” and together with the Initial Commitment Shares, the “Commitment Shares”) as an additional commitment fee based on a pro-rata percentage of the Purchase Shares issued to Lincoln Park under the Purchase Agreement. The Company will not receive any cash proceeds from the issuance of the Commitment Shares.

In connection with entering into the LPC Purchase Agreement, on March 29, 2021, we sold to Lincoln Park, as an initial purchase under the LPC Purchase Agreement, 373,832 shares of common stock, at a per share price of $5.35 per share, for aggregate consideration of $2,000,000, and issued to Lincoln Park an aggregate of 80,000 Commitment Shares (which includes 5,000 Commitment Shares issued on a pro rata basis in respect of the initial purchase of $2,000,000 of Purchase Shares by Lincoln Park).

We have the right to control the timing and amount of any sales of additional shares to Lincoln Park in our sole discretion, subject to certain limits on the amount of shares that can be sold on a given date and other conditions and limitations set forth in the LPC Purchase Agreement. Additional sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Therefore, Lincoln Park may ultimately purchase all, some or none of the additional shares of our common stock that may be sold pursuant to the LPC Purchase Agreement and Lincoln Park may resell all, some or none of the shares is has or may purchase from us. Additional sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, which could have a materially adverse effect on our business and operations.

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

General Risks

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 125 Shoreway Road, Suite B, San Carlos, CA 94070 in a facility we lease encompassing 13,718 square feet of office, lab, and manufacturing space. The lease for this facility expires in December 2021. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We have three legal proceedings (the (Litigation) currently pending in Federal Court in San Francisco.  All three proceedings relate to matters we raised in a letter to Ms. Surbhi Sarna, nVision Medical Corporation (nVision), a company Ms. Sarna founded, and Boston Scientific Corporation (Boston Scientific), which acquired nVision, based on BioCardia’s discovery in January 2019 that Ms. Sarna had assigned to nVision a patent and patent applications she had filed while a BioCardia employee.  BioCardia made various claims, including that the patent and patent application rightfully belonged to BioCardia pursuant to Ms. Sarna’s invention assignment agreement, and that the proceeds from the sale of nVision to Boston Scientific rightfully belonged to BioCardia because they were the direct result of Ms. Sarna’s breach of her obligation to assign to BioCardia the patent and patent applications and the use of misappropriated BioCardia trade secrets.

On September 6, 2019, Boston Scientific, Boston Scientific Scimed Inc, (Boston Scimed) and Fortis Advisors LLC (Fortis Advisors, and together with Boston Scientific and Boston Scimed) (Boston Scientific Parties) filed the first legal proceeding, a complaint captioned Boston Scientific Corporation, et al. v. BioCardia, Inc., Case no. 3:19-05645-VC (the “BSC Action”), seeking declarations that the claims made in BioCardia’s correspondence were without basis.  On October 31, 2019, BioCardia filed a counterclaim against the Boston Scientific Parties and Ms. Sarna for breach of contract, misappropriation of trade secrets and correction of inventorship on the patent assigned to nVision by Ms. Sarna. BioCardia sought imposition of constructive trusts both on the patent naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

On April 9, 2020, we entered into a Litigation Funding Agreement with BSLF, L.L.C., an entity owned and controlled by Andrew Blank, a member of our board of directors, to fund the Litigation.

On April 23, 2020, BioCardia filed a complaint (the second proceeding) captioned BioCardia, Inc. v. nVision Medical Corporation, Case no. 3:20-02829-VC (the “nVision Action”) arising out of the same transaction as BioCardia’s counterclaims in the BSC Action.  On April 29, 2020 Judge Vincent Chhabria, the Judge who is presiding over the BSC Action, determined at BioCardia’s request that the nVision Action is “related to” the BSC Action and accordingly reassigned the nVision Action to himself.  On May 22, 2020, BioCardia filed an amended complaint in the nVision Action in which it added as defendants the institutional investors who funded nVision.

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

The counter defendants in the BSC Action and the defendants in the nVision Action filed a total of eight motions on September 24, 2020 against BioCardia seeking dismissal of both Actions. BioCardia filed oppositions on October 26, 2020. One of the motions to dismiss raised the possibility that BioCardia’s wholly owned subsidiary, BioCardia Lifesciences, Inc. (itself formerly named BioCardia, Inc.), actually owns the counterclaims asserted in the BSC Action and the claims asserted in the nVision Action. As a result, on October 23, 2020, BioCardia moved that BioCardia Lifesciences, Inc. be added as an additional counterclaimant in the BSC Action and as an additional plaintiff in the nVision Action. Although BioCardia believed both motions should have been granted, in case they were denied, BioCardia filed a third proceeding captioned BioCardia Lifesciences, Inc. v. Surbhi Sarna, et al., No. 4:20-cv-07510-KAW (BioCardia Lifesciences Action) asserting the same claims against the same parties who are adverse to BioCardia in the BSC Action and the nVision Action.

On December 17, 2020, a hearing was held on the various motions. During that hearing BioCardia dismissed the BSC Action and the nVision Action without prejudice in favor of proceeding with the BioCardia Lifesciences Action when it appeared that the Court was not likely to grant BioCardia’s motion to add BioCardia Lifesciences as an additional counterclaimant in the Boston Scientific Action and as an additional plaintiff in the nVision Action. The Court subsequently determined that the dismissals without prejudice were not effective against those parties who had answered superseded versions of BioCardia’s counterclaims and complaint, namely Boston Scientific, Boston Scimed, nVision and Fortis Advisors. The Court determined the dismissal was effective as to the other adverse parties. The Court has pending motions on what basis to dismiss Boston Scientific, Boston Scimed, nVision and Fortis Advisors, and whether such dismissal should be with or without prejudice. The Court indicated that if it decided to dismiss with prejudice, the effect of that dismissal on the claims asserted in the BioCardia Lifesciences Action would be decided by motion practice in that case.

Ms. Sarna and EXXclaim, one of the institutional shareholders of nVision and a defendant named in the nVision Action, moved for sanctions against both BioCardia and its lawyers principally on the ground that the counterclaims in the Boston Scientific Action and the claims in the nVision Action had been pursued by the wrong entity: BioCardia, Inc. rather than BioCardia Lifesciences, Inc.

On March 12, 2021, the Company agreed to settle the Litigation, which is pending  final documentation and dismissal.  The Company expects the settlement will not result in any material benefit or liability to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “BCDA.”

Holders

As of December 31, 2020, there were 199 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

We are a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular and pulmonary diseases with large unmet medical needs. We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions.

Our CardiAMP cell therapy platform provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack (BCDA-01) and chronic myocardial ischemia (BCDA-02).  Our allogeneic mesenchymal stem cell therapy platform, derived from donor cells and intended to be provided “off the shelf,” is also being advanced for two indications, heart failure (BCDA-03) and for the pulmonary indication of acute respiratory distress that has developed from COVID-19 (BCDA-04).

Our Helix™ Biotherapeutic Delivery System platform or “Helix” delivers therapeutics into the heart muscle with a helical needle from within the heart.  It enables local delivery of cell and gene-based therapies, including our own cell therapies to treat cardiac indications.  The Helix system is CE marked in Europe and under investigational use in the United States. We selectively partner with firms developing other cell, gene and protein therapies utilizing the Helix and other biotherapeutic delivery systems that we have developed.

Our AVANCE™ product offering for transseptal cardiac procedures has begun early commercialization activities in the United States through commission-only 1099 sales representatives.

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

CardiAMP Cell Therapy System for Heart Failure and Chronic Myocardial Ischemia

The Company’s lead platform, CardiAMP cell therapy, is an autologous cell therapy being advanced for two indications in pivotal clinical trials: heart failure and chronic myocardial ischemia.

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for heart failure which develops after a patient has a heart attack (BCDA-01). The trial is active at 24 clinical sites and 91 patients have been enrolled to date. The independent DSMB completed a prespecified data review on December 17, 2020, including all data for the 86 patients enrolled and 60 randomized patients that had reached their one-year follow-up at that date. The DSMB performed a risk-benefit review, indicated no safety concerns, and recommended in writing that the study continue as planned.

Enrollment remains our primary focus and challenge. To complete the heart failure trial enrollment requires our active centers to randomize an additional seven patients each on average. Our clinical centers appear to be coming out of COVID-19 with renewed energy and interest in the trial. Enrollment is expected to be enhanced in the months ahead by reductions in COVID-19 cases over time, the recent successful CardiAMP Heart Failure DSMB review, the recent CardiAMP Heart Failure positive results published in the peer reviewed International Journal of Cardiology, the addition of new high-enrolling clinical sites to the trial, obtaining FDA authorization to subsequently provide therapy for patients in the control arm of the trial that otherwise would not receive it, enhanced outreach to sites and increased clinical marketing activities. Starting the parallel CardiAMP Chronic Myocardial Ischemia trial is also anticipated to enhance enrollment in the CardiAMP Heart Failure trail.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated and we are working towards initial patient enrollment in the first quarter of 2021.

We are continuing to assess the evolving impact of COVID-19 on the CardiAMP trials, including recent spikes and new emerging variants. Some of our clinical centers stopped performing elective procedures during the initial outbreak and advised that they would not be performing elective procedures until restrictions on elective procedures were lifted.  Many centers also delayed patient follow-up visits out of concern for patient exposure to COVID-19. In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” the Company has taken steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures.

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

Allogeneic Cell Therapy for Cardiac and Pulmonary Disease

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive mesenchymal stem cells (NK1R+ MSC). This “off the shelf” mesenchymal cell therapy is being advanced for cardiac and pulmonary disease.

We are actively working to secure FDA acceptance of an Investigational New Drug (IND) application for a Phase I/II trial using the CardiALLO Cell Therapy System to deliver these allogeneic cells for the treatment of ischemic systolic heart failure (BCDA-03). We are working to receive FDA acceptance of the IND in 2021.

The Company also intends to submit an IND for the use of its allogeneic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 (BCDA-04). Based on clinical reports on COVID-19, respiratory failure complicated by ARDS is a leading cause of death for COVID-19 patients. ARDS is a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs. BCDA-04 is on a similar timeline with BCDA-03 and we are working towards FDA acceptance of the IND in 2021.

Recent Developments

Partner Agreement for Catheter Biotherapeutic Delivery Product Candidates

On February 17, 2021, the Company entered into an agreement with a leading international pharmaceutical company to assess the Helix™ Biotherapeutic Delivery System in preclinical testing. Under the terms of the agreement, the Company received a $500,000 up-front payment, a portion of which is creditable for BioCardia biotherapeutic delivery systems, support and training. The agreement includes a one-year option to negotiate a non-exclusive worldwide license for therapeutic delivery of certain cell types for cardiac indications.

Purchase Agreement with Lincoln Park

On March 29, 2021, we and Lincoln Park Capital Fund, LLC, (Lincoln Park) entered into a purchase agreement (the LPC Purchase Agreement) pursuant to which Lincoln Park purchased $2 million of shares of our common stock (373,832 shares) at a purchase price of $5.35 per share.  Under the LPC Purchase Agreement, we have the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $20 million, including the initial $2 million purchase, subject to certain significant limitations of the amount and timing of any such sales due to the terms and conditions set forth in the LPC Purchase Agreement.

In consideration for entering into the LPC Purchase Agreement, we agreed to issue an aggregate of 75,000 shares of common stock as a commitment fee. We also agreed to issue to Lincoln Park up to an aggregate of 50,000 additional shares of common stock as a further commitment fee based on a pro-rata percentage of the $20 million of common stock issued to Lincoln Park under the Purchase Agreement. On March 29, 2021, we issued 80,000 shares of common stock as commitment shares (which includes 5,000 commitment shares issued on a pro rata basis in respect of the initial purchase by Lincoln Park of $2 million of shares). We will not receive any cash proceeds from the issuance of any of the foregoing commitment shares.

The net proceeds under the LPC Purchase Agreement to us will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the LPC Purchase Agreement (beyond the initial purchase of $2 million of shares) and the amount of such net proceeds will depend on a variety of factors, including market conditions, the trading price of the common stock and determination by us as to other available and appropriate sources of funding for us. We expect to use the proceeds from this agreement for general corporate purposes and working capital.

Litigation Settlement

On March 12, 2021, we agreed to settle, pending final documentation and dismissal, the legal proceedings and any and all claims, counterclaims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal. We expect the settlement will not result in any material benefit or liability to the Company. See Note 17 of our notes to the consolidated financial statements for additional information.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the pivotal CardiAMP Heart Failure Trial, advance the pivotal CardiAMP Chronic Myocardial Ischemia Trial, further develop our autologous and allogeneic cell therapy candidates. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs.

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

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash, cash equivalents and investments, changes in fair value of redemptive features embedded in convertible notes, loss on extinguishment of convertible notes, gain on extinguishment of Paycheck Protection Program note payable, and interest charges we incurred in periods during 2020 and 2019 when we had debt outstanding.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2020, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

Share-Based Compensation

We measure and recognize share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. We use the Black-Scholes-Merton option-pricing model, or BSM, to calculate the fair value of stock options, which includes subjective assumptions such as the risk-free interest rate, the expected volatility in the value of the Company’s common stock, and the expected term of the option. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Share-based compensation expense recognized in the statements of operations is based on awards at the time of grant and is reduced for actual forfeitures at the time that the forfeitures occur. Compensation cost for employee share-based awards will be recognized over the vesting period of the applicable award on a straight-line basis.

Results of Operations

The table set forth below summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands). The results of operations from 2019 compared to 2018 and related discussion can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 9, 2020, and such results and related discussion are incorporated herein by reference.

	Years ended December 31,
	2020	2019
Revenue:
Net product revenue	$13	$182
Collaboration agreement revenue	132	528
Total revenue	145	710
Costs and expenses:
Cost of goods sold	4	358
Research and development	9,809	8,562
Selling, general and administrative	5,861	6,003
Total costs and expenses	15,674	14,923
Operating loss	(15,529)	(14,213)
Other income (expense):
Interest income	21	87
Gain on extinguishment of Paycheck Protection Program note payable	509	—
Gain on change in fair value of redemption feature embedded in convertible notes	—	52
Interest expense	(3)	(112)
Loss on extinguishment of convertible notes	—	(521)
Other expense	(2)	(2)
Total other income (expense)	525	(496)
Net loss	$(15,004)	$(14,709)

Revenue.    Revenue for the year ended December 31, 2020 totaled $145,000 compared to $710,000 for the year ended December 31, 2019. The $565,000 decrease was primarily due to lower revenue generating partnership activities in 2020 coupled with reduced volumes of commercial catheter sales as we transition our commercial offerings to a limited launch of the Morph AVANCE™ and Morph DNA product families. We expect collaboration agreement revenues to increase in 2021 depending on progress in these existing collaborative programs and the initiation of new partnership relationships. Net product revenue is expected to be modest in 2021 and will be subject to customer demand, the availability of production resources for our new Morph product family members, and the timing of FDA clearance for market release of different models and sizes during the year.

Cost of Goods Sold.    Cost of goods sold for the year ended December 31, 2020 totaled $4,000 compared to $358,000 for the year ended December 31, 2019, decreasing by $354,000 primarily due to the decrease in net product revenue. We expect cost of goods sold to increase modestly in 2021 relative to sales, depending on the timing and demand for our new Morph product family members and the associate production costs which will vary depending on volume.

Research and Development Expenses.     Research and development expenses were approximately $9.8 million for the year ended December 31, 2020 compared to approximately $8.6 million for the year ended December 31, 2019, representing an increase of $1.2 million or 14%. Research and development in both periods focused on advancing our pivotal CardiAMP Heart Failure Trial and Chronic Myocardial Ischemia trials and development of our Neurokinin-1 Receptor Positive allogeneic cell therapies for cardiovascular and respiratory diseases. The $1.2 million increase in 2020 compared to 2019 was primarily due to cost of additional personnel and supporting systems to enhance enrollment and monitoring in our pivotal trials, accelerate development activities, and strengthen supporting functions. We expect research and development expenses to increase moderately as we continue enrolling in our pivotal trials, advance regulatory approvals for our therapies, and improve our cell processing, manufacturing capabilities and delivery platforms.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were approximately $5.9 million during the year end December 31, 2020 compared to approximately $6.0 million for the year ended December 31, 2019. The $142,000 decrease in 2020 compared to 2019, was primarily due to additional stock-based compensation expense related to the modification of certain stock option awards in 2019 that did not recur in 2020, partially offset by higher corporate expenses, including business insurance premiums and additional franchise taxes due related to prior financings. We expect selling, general and administrative expenses to decrease modestly in 2021 relative to 2020.

Other Income (Expense).   In 2020, Other income (expense) consisted primarily of interest expense and the gain on extinguishment associated with the Paycheck Protection Program loan obtained on May 1, 2020 and forgiven on November 7, 2020. In 2019, Other income (expense) consisted primarily of amounts recognized in relation to the accounting for the convertible notes, including a gain on change in fair value of the embedded redemption feature of $52,000, interest expense associated with the accretion of the debt discount of $104,000, and a loss upon extinguishment of $521,000. Interest income of $21,000 and $87,000 was earned on cash and cash equivalents for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2020, we had an accumulated deficit of approximately $116.1 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the Merger. As of December 31, 2020, we had cash and cash equivalents of approximately $21.4 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(12,357)	$(9,445)
Investing activities	(32)	(146)
Financing activities	28,211	9,818
Net increase in cash and cash equivalents	$15,822	$227

Cash Flows from Operating Activities.  Cash used in operating activities for the year ended December 31, 2020 totaled approximately $12.4 million, which is the sum of (i) our net loss of $15.0 million, adjusted for non-cash income and expenses totaling $3.0 million (share-based compensation, gain on extinguishment of the Paycheck Protection Program note payable, reduction in the carrying amount of right-of-use assets and depreciation), and (ii) changes in operating assets and liabilities of approximately $367,000. Cash used in operating activities for the year ended December 31, 2019 totaled approximately $9.4 million, which is the sum of (i) our net loss of $14.7 million, adjusted for non-cash income and expenses totaling $3.9 million (share-based compensation, loss on extinguishment of convertible notes, reduction in the carrying amount of right-of-use assets and depreciation), and (ii) changes in operating assets and liabilities of approximately $1.4 million.

The increase in cash used for operating activities of $2.9 million in 2020 compared to 2019 related primarily to increased spending to advance our allogeneic pivotal trials and therapeutic development programs coupled with decreases in advance payments from a customer and legal fees paid that have not yet been reimbursed by a related party under the Litigation Funding Agreement discussed in the notes to the financial statements. We expect net cash used in operating activities to remain relatively consistent in 2021.

Cash Flows from Investing Activities.   Net cash used in investing activities of $32,000 and $146,000 during the years ended December 31, 2020, and 2019, respectively consists of purchases of property and equipment, primarily lab equipment and related infrastructure.

Cash Flows from Financing Activities.    Net cash provided by financing activities during the year ended December 31, 2020 consisted of proceeds from sales of common stock totaling approximately $27.9 million (net of issuance costs) and proceeds from the Paycheck Protection note payable totaling $506,000, partially offset by tax withholding-related payments on the settlement of restricted unit awards. Net cash provided by financing activities during the year ended December 31, 2019 totaled approximately $9.8 million and consisted of proceeds from the sale of common stock and related warrants and proceeds from convertible loans payable.

Future Funding Requirements

To date, we have generated modest revenue from sales of our approved products. We do not know when, or if, we will generate any revenue from our development stage biotherapeutic programs. We do not expect to generate any revenue from sales of our CardiAMP, CardiALLO or Neurokinin-1 Receptor Positive allogeneic therapeutic candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. In addition, subject to obtaining regulatory approval for any of our therapeutic candidates and companion diagnostic, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

As discussed in the notes to the financial statements, we raised approximately $17.6 million in December 2020 from the sale of common stock under registered direct offerings, and approximately $10.3 million in May 2020 from a public offering of common stock, net of fees, discounts and offering expenses. In April 2019, we raised approximately $8.8 million from a public offering of common stock and warrants, net of underwriting discounts, commissions and offering expenses. We use our sources of capital primarily for clinical development, pursuing regulatory approval and commercialization of our product candidates, including advancing our partnering programs with corporate and academic institutions.

In March 2021, we entered into the LPC Purchase Agreement with Lincoln Park. Pursuant to the terms of the LPC Purchase Agreement, Lincoln Park agreed to purchase from us up to $20.0 million of our common stock (subject to certain limitations) from time to time during the term of the LPC Purchase Agreement. Pursuant to the terms of the LPC Purchase Agreement, at the time we signed the LPC Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the LPC Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). We may sell up to an additional $18 million of shares of our common stock from time to time at various prices pursuant to the terms of the LPC Purchase Agreement. See Note 19 of our notes to the consolidated financial statements for additional information.

Based upon our current operating plan, we believe that the cash and cash equivalents of $21.4 million as of December 31, 2020 are sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our CardiAMP and CardiALLO autologous and Neurokinin-1 Receptor Positive allogeneic clinical trials and related development programs;

•	FDA acceptance of our CardiAMP and CardiALLO allogeneic and Neurokinin-1 Receptor Positive allogeneic therapies for heart failure and for other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

Until such time that we can generate meaningful revenue from the sales of approved therapies and products, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products, or therapeutic candidates or to grant licenses on terms that may not be favorable to us.

Recent Accounting Pronouncements

See Note 2 of our notes to the consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioCardia, Inc. and Subsidiary (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Share-based compensation

As discussed in Note 11 to the consolidated financial statements, on January 29, 2020, the Company repriced certain previously granted and still outstanding vested and unvested stock option awards.

Auditing management’s recording of compensation under the modification involved significant judgment given the requirements of the applicable accounting literature.

To evaluate the appropriateness and accuracy of the recording of compensation by management, we examined the closing price on the date of repricing and the closing price of the Company’s common stock for the preceding period, as determined by the Company’s Board of Directors and approved by shareholders. We also reviewed the underlying accounting codifications for this accounting treatment applied by management. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 11 to the financial statements.

Accrued research and development expenses – clinical costs

The Company recorded research and development expenses of $9.8 million for the year ended December 31, 2020. As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

Auditing the Company’s research and development expenses for contract research organizations and contract manufacturing organizations and related accruals was challenging due to the complex nature of evaluating the completeness and accuracy of the expenses and accruals. Research and development expenses are recognized as the services are being performed by the vendors, which requires management to accurately monitor the activity at the vendors to determine the extent of unbilled services performed during the reporting period.

We obtained an understanding and evaluated the design over the Company's process used to determine the completeness and accuracy of the research and development expenses and related accruals for contract research organizations and contract manufacturing organizations, including management’s controls to accurately monitor the activity at the vendors.

To test the completeness and accuracy of the contract research organization and contract manufacturing organization expenses and related accruals, our audit procedures included, among others, testing a sample of research and development expenses recorded during the period and evaluating the timing, amount and project coding of the expense recognition, and testing a sample of cash disbursements after period end to assess the completeness of the expense recognition.

/s/ PKF San Diego, LLP

PKF San Diego, LLP

(formerly PKF, LLP)

We have served as the Company’s auditor since 2020.

San Diego, California

March 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioCardia, Inc. and its subsidiary (the Company) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We served as the Company’s auditor from 2012 to 2020

San Francisco, California
April 8, 2020

BIOCARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$21,407	$5,585
Accounts receivable, net of allowance for doubtful accounts of $16 and $2 at
December 31, 2020 and 2019, respectively	232	147
Inventory	—	4
Prepaid expenses and other current assets	401	642
Other receivable due from related party	618	—
Total current assets	22,658	6,378
Property and equipment, net	145	181
Operating lease right-of-use asset, net	567	1,065
Other assets	54	54
Total assets	$23,424	$7,678
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$746	$914
Accrued expenses and other current liabilities	2,205	2,561
Deferred revenue	683	—
Operating lease liability - current	614	528
Total current liabilities	4,248	4,003
Operating lease liability - noncurrent	—	614
Deferred revenue	—	691
Total liabilities	4,248	5,308
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2020 and 2019, respectively; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 16,297,381 and 6,825,183 shares issued and outstanding as of December 31, 2020 and 2019, respectively	16	7
Additional paid-in capital	135,234	103,433
Accumulated deficit	(116,074)	(101,070)
Total stockholders’ equity	19,176	2,370
Total liabilities and stockholders’ equity	$23,424	$7,678

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years ended December 31,
	2020	2019
Revenue:
Net product revenue	$13	$182
Collaboration agreement revenue	132	528
Total revenue	145	710
Costs and expenses:
Cost of goods sold	4	358
Research and development	9,809	8,562
Selling, general and administrative	5,861	6,003
Total costs and expenses	15,674	14,923
Operating loss	(15,529)	(14,213)
Other income (expense):
Interest income	21	87
Gain on extinguishment of Paycheck Protection Program note payable	509	—
Gain on change in fair value of redemption feature embedded in convertible notes	—	52
Interest expense	(3)	(112)
Loss on extinguishment of convertible notes	—	(521)
Other expense	(2)	(2)
Total other income (expense)	525	(496)
Net loss	$(15,004)	$(14,709)

Net loss per share, basic and diluted	$(1.48)	$(2.61)

Weighted-average shares used in computing net loss per share, basic and diluted	10,118,682	5,644,328

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

(In thousands, except share data)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2018	4,845,697	$5	$90,148	$(86,361)	$3,792
Reverse stock split fractional share true up	(494)	—	—	—	—
Restricted stock units vested and issued	27,426	—	—	—	—
Issuance of sale of stock and warrants, net of issuance costs of $1,259	1,741,667	2	9,194	—	9,196
Issuance of stock and warrants from conversion of convertible notes	210,887	—	1,204	—	1,204
Issuance of restricted stock units in lieu of 2018 cash bonus	—	—	165	—	165
Share-based compensation	—	—	2,722	—	2,722
Net loss	—	—	—	(14,709)	(14,709)
Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Sale of common stock on June 19, 2020, net of issuance costs of $1,227	5,476,190	5	10,268	—	10,273
Sale of common stock on December 16, 2020, net of issuance costs of $673	1,789,474	2	7,825	—	7,827
Sale of common stock on December 18, 2020, net of issuance costs of $735	2,038,836	2	9,763	—	9,765
Restricted stock units vested and issued	26,172	—	—	—	—
Restricted stock units issued to settle management bonus obligations	71,624	—	232	—	232
Common stock grants to former directors to settle board compensation obligations	29,625	—	148	—	148
Restricted stock units issued to settle board compensation obligations	39,807	—	613	—	613
Exercise of common stock warrants	470	—	—	—	—
Share-based compensation	—	—	2,952	—	2,952
Net loss	—	—	—	(15,004)	(15,004)
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2020	2019
Operating activities:
Net loss	$(15,004)	$(14,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	111
Reduction in the carrying amount of right-of-use assets	498	440
Non-cash interest expense on convertible stockholder notes	3	112
Gain on change in fair value of redemption feature embedded in convertible notes	—	(52)
Loss on extinguishment of convertible notes	—	521
Gain on extinguishment of Paycheck Protection Program note payable	(509)	—
Share-based compensation	2,952	2,722
Changes in operating assets and liabilities:
Accounts receivable	(85)	127
Inventory	4	137
Prepaid expenses and other current assets	241	(198)
Other receivable due from related party	(618)	—
Accounts payable	(168)	171
Accrued liabilities excluding accrued interest on convertible note	797	922
Deferred revenue	(8)	691
Operating lease liability - current	86	88
Operating lease liability - noncurrent	(614)	(528)
Net cash used in operating activities	(12,357)	(9,445)
Investing activities:
Purchase of property and equipment	(32)	(146)
Net cash used in investing activities	(32)	(146)
Financing activities:
Proceeds from sale of common stock and warrants	—	10,452
Issuance costs from sales of common stock and warrants	—	(1,259)
Proceeds from sale of common stock June 19, 2020	11,500	—
Proceeds from sale of common stock Dec 16, 2020	8,500	—
Proceeds from sale of common stock Dec 18, 2020	10,500	—
Issuance costs from sales of common stock	(2,635)	—
Proceeds from Paycheck Protection Program note payable	506	—
Tax withholding payments on settlement of restricted stock unit awards	(160)	—
Proceeds from convertible notes payable	—	625
Net cash provided by financing activities	28,211	9,818
Net change in cash and cash equivalents	15,822	227
Cash and cash equivalents at beginning of year	5,585	5,358
Cash and cash equivalents at end of year	$21,407	$5,585
Supplemental disclosure for noncash investing and financing activities:
Restricted stock units issued to settle management bonus obligations	$391	$-
Common stock grants to former directors to settle board compensation obligations	$148	$-
Restricted stock units issued to settle board compensation obligations	$613	$-
Conversion of interest payable to stock and warrants	$—	$633
Issuance of restricted stock units in lieu of 2018 cash bonus	$—	$165
Right-of-use asset obtained in exchange for lease obligation	$—	$1,505
Cashless exercise of warrant	$—	$—

See accompanying notes to consolidated financial statements.

(1)	Summary of Business

(a)	Description of Business

BioCardia, Inc. (BioCardia or the Company), is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular and respiratory diseases with significant unmet medical needs. The Company’s lead therapeutic candidate is the CardiAMP® Cell Therapy System, which provides an autologous bone marrow derived cell therapy using a patient’s own cells for treatment in two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia. The Company’s second therapeutic platform is the investigational culture expanded bone marrow derived allogeneic “off the shelf” Neurokinin-1 Receptor Positive mesenchymal stem cells for the treatment of cardiac and pulmonary disease. To date, the Company has devoted substantially all its resources to research and development efforts relating to its therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting its intellectual property.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated during the consolidation process.

(b)	Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $116.1 million as of December 31, 2020. Management expects operating losses and negative cash flows to continue through at least the next several years.

Cash and cash equivalents totaled $21.4 million on December 31, 2021, which management believes is sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the filing of this Form 10-K.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires Company management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, right-of-use assets and related liabilities, allowances for doubtful accounts and sales returns; inventory valuation, derivative instruments, clinical accruals, share-based compensation and the assumptions used for revenue recognition. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

(d)	Cash Equivalents

The Company classifies all highly liquid investments with an original maturity date of 90 days or less at the date of purchase as cash equivalents. The Company maintains its cash and cash equivalents with reputable financial institutions.

(e)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at reputable U.S. financial institutions, which at times, exceed federally insured limits of $250,000 per customer. On December 31, 2020, the Company’s cash was held by one financial institution and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash and cash equivalents.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts’ receivable portfolio when necessary. The estimate is based on the Company’s historical write-off experience, customer creditworthiness, facts, and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $16,000 and $2,000 as of December 31, 2020 and 2019, respectively.

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

Operating lease right-of-use asset and liabilities - The Company will determine if an arrangement is a lease at the inception of the arrangement. All leases are assessed for classification as an operating lease or finance lease. The Company will recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases, with a term greater than 12 months. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

The Company's ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor, if any. The Company reduces a ROU asset, and the periodic reduction is the difference between the straight-line total lease cost for the period (including reduction of initial direct costs) and the periodic accretion of the lease liability using the effective interest method.

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

Impairment assessment of long-lived assets - The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2020, there have been no such impairment losses.

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

The Company accounts for its derivative instruments as either assets or liabilities on the consolidated balance sheets and measures them at fair value. Derivatives are adjusted to fair value through other (expense) income, net, in the consolidated statements of operations. Derivatives settled in cash or with another financial instrument are reflected in the consolidated statements of cash flows in the same section as the related items.

(m)	Revenue Recognition

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

The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. This evaluation is subjective and requires the Company to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the stand-alone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, the Company considers relevant assumptions to estimate the stand-alone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success, reimbursement rates for personnel costs, forecasted revenues, potential limitations to the selling price of the product and discount rates.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, it will be classified in current liabilities. The Company receives payments from its customers as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. The Company does not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. On December 31, 2020, deferred revenue totaled $683,000, consisting of future service revenues of approximately $183,000 and future license fee revenues of $500,000, to be recognized at a point in time before July 2021.

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

Contract modifications - Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. Depending on facts and circumstances, the Company accounts for a contract modification as one of the following: (i) a separate contract; (ii) a termination of the existing contract and a creation of a new contract; or (iii) a combination of the preceding treatments. A contract modification is accounted for as a separate contract if the scope of the contract increases because of the addition of promised goods or services that are distinct and the price of the contract increases by an amount of consideration that reflects the Company’s stand-alone selling prices of the additional promised goods or services. When a contract modification is not considered a separate contract and the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification, the Company accounts for the contract modification as a termination of the existing contract and a creation of a new contract. When a contract modification is not considered a separate contract and the remaining goods or services are not distinct, the Company accounts for the contract modification as an add-on to the existing contract and as an adjustment to revenue on a cumulative catch-up basis.

(n)	Shipping Costs

Costs incurred for the shipping of products to customers totaled approximately $0 and $6,000 for the years ended December 31, 2020 and 2019, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

(o)	Product Warranties

The Company provides a standard warranty of serviceability on all its products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2020 and 2019.

(p)	Research and Development

The Company’s research and development costs are expensed as incurred. Research and development expense include the costs of basic research activities as well as other research, engineering, and technical effort required to develop new products or services or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses and support costs for collaborative partnering programs wherein the Company provides biotherapeutic delivery systems and customer training and support for their use in clinical trials and studies. The Company’s research and development costs consist primarily of:

•	Salaries, benefits and other personnel-related expenses, including share-based compensation;

•	Fees paid for services provided by clinical research organizations, research institutions, consultants and other outside service providers;

•	Costs to acquire and manufacture materials used in research and development activities and clinical trials;

•	Laboratory consumables and supplies;

•	Facility-related expenses allocated to research and development activities;

•	Fees to collaborators to license technology; and

•	Depreciation expense for equipment used for research and development and clinical purposes.

(q)	Cost of Goods Sold

Cost of goods sold includes the costs of raw materials and components, manufacturing personnel and facility costs and other indirect and overhead costs associated with manufacturing the commercial enabling and delivery products, which generate net product revenue.

(r)	Share-Based Compensation

The Company measures and recognizes share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. The Company uses the Black-Scholes-Merton (BSM) option pricing model to calculate fair value of its stock option grants. The compensation cost for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Share-based compensation expense recognized in the consolidated statements of operations is based on the period the services are performed and recognized as compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Measurement of nonemployee awards - The measurement of equity-classified nonemployee awards is fixed at the grant date, and the Company may use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis. This differs from the guidance in Accounting Standards Codification (ASC) 505-50 that requires the use of the contractual term. Forfeitures of nonemployee awards will be recognized as they occur.

The BSM option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected volatility in the value of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the share-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Risk-free Interest Rate

The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments appropriate for the expected term of the stock option grants.

Expected Volatility

The Company has limited historical data of its own to utilize in determining expected volatility. As such the Company based the volatility assumption on a combined weighted average of the Company’s own historical data and that of a selected peer group. The peer group was developed based on companies in the biotechnology and medical device industries whose shares are publicly traded.

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

The Company’s financial assets and liabilities consist principally of cash and cash equivalents, accounts receivable, and accounts payable. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. Cash in the Company’s operating bank accounts represents the difference between cash in the money market accounts and total cash and cash equivalents reported on the consolidated balance sheets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts.

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

(v)	Recent Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10—Codification Improvements. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update do not change U.S. GAAP and, therefore, are not expected to result in a significant change in practice. Section A was removed from the final update of ASU 2020-10. Section B of this update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Section C of this update contains Codification improvements that vary in nature. Management does not expect that adoption of this guidance will have a significant impact on the Company’s financial statements.

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to change the definitions of accelerated filer and large accelerated filer to provide relief to smaller reporting companies. The amendments in SEC Release No. 34-88365 to Rule 12b-2 of the Securities Exchange Act of 1934 provide that smaller reporting companies with up to $700 million in public float and less than $100 million in annual revenues in their most recently completed fiscal year are excluded from the definitions and as such are now designated as non-accelerated filers, in addition to all entities with less than $75 million in public float. Management does not expect that adoption of this guidance will have a significant impact on the Company’s financial statements.

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table sets forth the fair value of the financial assets measured on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,662	$-	$-	$20,662
Cash in checking accounts	-	-	-	745
Total cash and cash equivalents	$20,662	$—	$—	$21,407

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,637	$-	$-	$4,637
Cash in checking accounts	-	-	-	948
Total cash and cash equivalents	$4,637	$—	$—	$5,585

(4)	Inventories

Inventories are stated at the lower of cost or net realizable value using the average cost method. Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$—	$—
Work in process	—	—
Finished goods	—	4
Total	$—	$4

Write downs for excess or expired inventory are based on management’s estimates of forecasted usage of inventories and are included in cost of goods sold. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional write downs for excess or expired inventory in the future. Charges to cost of goods sold for inventory write-downs, reserve adjustments, scrap, shrinkage and expired inventories totaled approximately $2,000 and $36,000 for the years ended December 31, 2020, and 2019, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$159	$132
Laboratory and manufacturing equipment	550	550
Furniture and fixtures	59	55
Leasehold improvements	332	332
Construction in progress	70	69
Property and equipment, gross	1,170	1,138
Less accumulated depreciation	(1,025)	(957)
Property and equipment, net	$145	$181

Depreciation expense totaled approximately $68,000 and $111,000 for the years ended December 31, 2020 and 2019, respectively. All of the Company’s property and equipment is located in the United States.

(6)	Operating Lease Right-of-Use Assets, Net

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s operating lease, which expires in December 2021, is related to a property lease for its laboratory and corporate offices. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants, nor does it contain an additional lease extension.

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

The components of lease expense for the year ended December 31, 2020 and 2019, respectively, was as follows (in thousands, except years and percentages):

	December 31,
	2020	2019
Straight-line rent expense recognized for operating lease	$601	$601
Variable rent expense recognized for operating lease	395	264
Total rent expense	$996	$865

Weighted average remaining lease term (in years)	1.0	2.0
Weighted average discount rate	12.05%	12.05%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$630	$612
Cash lease expense (imputed interest expense component of net income)	$103	$161

Future minimum lease payments under the operating lease as of December 31, 2020 are as follows (in thousands):

For the years ending December 31,
2021	$649
2022	—
2023	—
Thereafter	—
Total undiscounted lease payments	649
Less imputed interest	35
Total operating lease liabilities	$614

(7)	Collaborative Agreements

The Company has entered into various collaborations related to clinical development. These agreements allow partners to utilize the Company’s enabling biotherapeutic delivery systems, including training and support during clinical and preclinical delivery of biotherapeutics. Under the terms of these agreements, the Company typically receives a use fee and payments for the systems and services provided. The Company gains access to certain data generated by its partners for use in its own product development efforts and also receives nonexclusive patent rights to any partner discovered BioCardia technology improvement inventions. Revenue from collaborative agreements is recognized in the Consolidated Statements of Operations in the line “Collaboration agreement revenue.”

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued expenses	$87	$10
Accrued salaries and employee benefits	961	652
Accrued director compensation	—	648
Accrued clinical trial costs	452	519
Grant liability	615	630
Customer deposits	90	102
Total	$2,205	$2,561

(9)	Note payable under Paycheck Protection Program

On May 1, 2020, BioCardia Lifesciences, Inc. (the Borrower), a wholly owned subsidiary of BioCardia, Inc. (the Company), entered into a promissory note (the Note) with Silicon Valley Bank (the Lender) evidencing an unsecured loan in the aggregate principal amount of $506,413 pursuant to the Paycheck Protection Program (the PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration. All the funds under the Note were disbursed to the Borrower on May 1, 2020.

In accordance with the requirements of the CARES Act, the Borrower used the proceeds from the Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrued on the Note at the rate of 1.00% per annum. The Borrower may apply for forgiveness of amount due under the Note, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Note. On June 5, 2020, the Paycheck Protection Flexibility Act extended the period for qualifying expenses from eight weeks to an optional twenty-four-week period.

Subject to any forgiveness under the PPP, the Note would have matured two years following the date of issuance of the Note and include a period for the first six months during which time required payments of interest and principal would be deferred. On October 7, 2020, the Company applied for forgiveness of the note payable with the Lender. That application for forgiveness of $506,000 and related interest payable of $3,000 was approved in its entirety on November 2, 2020. Accordingly, $509,000 is presented as a gain on extinguishment of Paycheck Protection Program note payable in the accompanying consolidated statements of operations for the year ended December 31, 2020.

(10)	Stockholders’ Equity

$10.5 Million Registered Direct Offering - On December 15, 2020, the Company entered into a securities purchase agreement with certain institutional investors (the December 15 Purchase Agreement) for the sale of an aggregate of 2,038,836 shares (the December 15 Shares) of the Company’s common stock, $0.001 par value per share (the Common Stock), at a price to the public of $5.15 per share (the December 15 Registered Offering) share for gross proceeds of approximately $10.5 million before deducting the fees of A.G.P./Alliance Global Partners, which acted as placement agent, and related offering expenses. The Company paid the placement agent a cash fee equal to 7.0% of the gross proceeds generated from the sale of the December 15 Shares. On December 18, 2020, BioCardia concluded the Purchase Agreement with the purchasers of the December 15 Shares. The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, completing enrollment in the ongoing CardiAMP Cell Therapy pivotal trial for the treatment of heart failure, the funding of clinical development and pursuing regulatory approval for BioCardia’s product candidates. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $9.8 million. The December 15 Offering was made pursuant to a Registration Statement on Form S-3, which was filed by the Company with the Securities and Exchange Commission on October 9, 2020, and declared effective on October 20, 2020, as supplemented by a prospectus supplement dated December 15, 2020.

$8.5 Million Registered Direct Offering - On December 14, 2020, the Company entered into a securities purchase agreement with certain institutional investors (the December 14 Purchase Agreement) for the sale of an aggregate of 1,789,474 shares (the December 14 Shares) of the Company’s common stock, $0.001 par value per share (the Common Stock), at a price to the public of $4.75 per share (the December 14 Registered Offering) for gross proceeds of approximately $8.5 million before deducting the fees of A.G.P./Alliance Global Partners, which acted as placement agent, and related offering expenses. The Company paid the placement agent a cash fee equal to 7.0% of the gross proceeds generated from the sale of the December 14 Shares and reimbursed the Placement Agent for certain of its expenses in an amount not to exceed $40,000. On December 16, 2020, BioCardia concluded the Purchase Agreement with the purchasers of the December 14 Shares. The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, completing enrollment in the ongoing CardiAMP Cell Therapy pivotal trial for the treatment of heart failure, the funding of clinical development and pursuing regulatory approval for BioCardia’s product candidates. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $7.8 million. The December 14 Offering was made pursuant to a Registration Statement on Form S-3, which was filed by the Company with the Securities and Exchange Commission on October 9, 2020, and declared effective on October 20, 2020, as supplemented by a prospectus supplement dated December 14, 2020.

2020 Public Offering on Form S-1 Registration Statement - In May 2020, the Company submitted a Form S-1 Registration Statement (S-1) to the SEC, which was subsequently amended. On June 17, 2020, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering pursuant to the S-1, of 4,762,000 shares of common stock, par value of $0.001 per share. The offering price to the public was $2.10 per share. The underwriters were granted a 45-day option to purchase up to 714,190 additional shares of common stock to cover over-allotments. Such option was exercised in full on June 18, 2020. The closing of the offering occurred on June 19, 2020. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $10.3 million.

On June 8, 2020, the Company issued 29,625 shares of common stock to two former Board members to settle in lieu of cash their accrued board compensation liability of approximately $148,000.

Public Offering on Form S-1 Registration Statement - In April 2019, the Company submitted a Form S-1 Registration Statement (S-1) to the SEC, which was subsequently amended. On August 2, 2019, the Company entered into an underwriting agreement with Maxim Group LLC, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering pursuant to the S-1, of 1,666,667 units consisting of one share of common stock, par value of $0.001 per share, and a warrant to purchase one share of common stock. The offering price to the public was $6.00 per unit. The warrants, which are equity classified, are immediately exercisable for shares of common stock at a price of $6.30 per share and expire five years from the date of issuance. In addition, the underwriters were granted 11,958 warrants exercisable at a per warrant exercise price of $6.60 as part of their compensation. The underwriters were granted a 45-day option to purchase up to 250,000 additional shares of common stock, and/or 250,000 additional warrants to cover over-allotments, if any. The closing of the offering occurred on August 6, 2019. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, BioCardia realized net proceeds of approximately $8.8 million. On September 4, 2019, the underwriters exercised the over-allotment and purchased 75,000 shares of common stock and 250,000 warrants for net proceeds of approximately $420,000, after deducting underwriting discounts of approximately $32,000.

Up List to Nasdaq - On August 2, 2019, the Company’s common stock and warrants to purchase common stock began trading on the Nasdaq Capital Market. Previously, the common stock was quoted on the OTCQB Marketplace (OTCQB) under the symbol, “BCDA.”  “BCDA” and “BCDAW” are the trading symbols for the Company’s common stock and warrants to purchase common stock, respectively, on the Nasdaq Capital Market.

Convertible Note Financing - On July 5, 2019, BioCardia entered into a note purchase agreement pursuant to which the Company issued on such date $625,000 in aggregate principal amount of convertible promissory notes to accredited investors, a portion of which were certain of the Company’s officers and directors and a principal stockholder (or their respective affiliates). The notes accrued 14.0% simple interest and mature six months from the issue date, on January 5, 2020. If at any time prior to the maturity date, the Company closes a public stock offering for the purpose of raising capital in which the Company’s common stock is listed or quoted on the New York Stock Exchange, the Nasdaq Global Select Market, the Nasdaq Global Market or the Nasdaq Capital Market, the outstanding principal and interest would automatically convert into the securities offered in the financing at a unit price equal to a 50% discount to the qualified financing price. The convertible notes conversion features were determined to be an embedded derivative requiring bifurcation and separate accounting at estimated fair value. The fair value of the derivative was treated as a discount on the notes, which is subject to accretion over the term of the note. The change in fair value of the derivative liability was approximately $52,000. The loss on extinguishment of the convertible notes approximated $521,000. Interest expense on the notes for the year ended December 31, 2019 totaled $112,000 and included $104,000 of accretion of the discount.

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

Sales of Unregistered Common Stock and Warrants - On December 24, 2018, the Company entered into a Securities Purchase Agreement with entities affiliated with BioCardia’s existing investors (the “Investors”), relating to an offering and sale of an aggregate of 592,592 shares (as adjusted) of the Company’s common stock at a purchase price of $6.75 per share (as adjusted), and warrants to purchase up to one-half of the number of shares of common stock sold to an Investor, up to an aggregate for all Investors of 296,296 shares (as adjusted) of common stock, for aggregate net proceeds of $3.8 million net of $200,000 expenses. The warrants are exercisable immediately for cash and, because six months have passed, are also exercisable on a cashless basis until an effective registration statement has been filed registering the resale of the shares issuable upon exercise of the warrants. As of December 31, 2020, no effective registration statement had been filed. Warrants can be settled in unregistered shares. The warrants have an exercise price of $6.75 per share and will expire on December 24, 2023. The issued warrants are stand-alone financial instruments and were equity classified in additional paid-in capital in accordance with U.S. GAAP.

Warrants – Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2019	2,435,807	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	(11,083)	6.60
Balance, December 31, 2020	2,424,724	$6.36

On December 24, 2020, a warrant holder exercised 11,083 warrants for common stock using cashless exercise provisions, resulting in the issuance of 470 shares of common stock.

(11)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002 (the “2002 Plan”), and the Company assumed the 2002 Plan in the Merger. The Company has not granted or does not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (the “2016 Plan”), and the Company assumed the 2016 Plan in the Merger. BioCardia has granted awards, including incentive stock options and non-qualified stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The number of shares reserved for issuance or transfer pursuant to awards under the 2016 Plan will be increased by (i) the number of shares represented by awards outstanding under 2016 Plan that are returned to the plan because they are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, (ii) if approved by the Administrator of the 2016 Plan, an annual increase on the first day of each fiscal year equal to the lessor of (A) 4% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year; (B) 268,997 shares (1,000,000 shares effective January 1, 2021). As of December 31, 2020, 160,020 shares have been authorized and available for awards under the 2016 Plan.

The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2020 and 2019 was recorded as follows (in thousands):

	Years ended December 31,
	2020	2019
Cost of goods sold	$-	$191
Research and development	1,369	1,115
Selling, general and administrative	1,583	1,416
Total stock-based compensation	$2,952	$2,722

On January 29, 2020 (the “repricing date”), the Company’s Board of Directors repriced certain previously granted and still outstanding vested and unvested stock option awards held by employees, executives, and certain service providers of the Company; as a result, the exercise price was lowered to $5.32 per share. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 515,036 vested and unvested stock options outstanding with original exercise prices ranging from $10.05 to $97.21, were repriced.

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

The following table summarizes activity under the Company’s stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2019	821,464	$18.99	7.6	$-
Stock options granted	342,232	3.10
Stock options exercised	—	—
Stock options cancelled	(49,390)	12.79
Balance, December 31, 2020	1,114,306	$5.89	7.5	$177.1
Options exercisable December 31, 2020	615,470	$7.51	6.3	$15.6
Options vested and expected to vest	1,114,306	$5.89	7.5	$177.1

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2020, based on the Company’s common stock closing price of $3.46 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was zero in both years. The weighted average grant-date BSM fair value of options granted during the years ended December 31, 2020 and 2019 was $1.73 and $3.87 per share, respectively.

Employee, Director and Non-employee Share-Based Compensation

During the years ended December 31, 2020 and 2019, the Company granted stock options to certain employees, non-employee directors and non-employees to purchase 342,232 and 254,785 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Years ended December 31,
	2020			2019
Risk-free interest rate	0.4	-	1.6%	1.40	-	2.14%
Volatility	107	-	112%	74	-	94%
Dividend yield	None			None
Expected term (in years)	6.25	-	10.0	6.25	-	10.0

Unrecognized share-based compensation for employees, non-employee directors and non-employee options granted through December 31, 2020 is approximately $2.1 million to be recognized over a remaining weighted average service period of 2.2 years.

Share-Based Compensation (RSUs)

During the years ended December 31, 2020 and 2019, respectively, the Company granted to certain members of management 113,976 and 34,713 restricted stock units, or RSUs in lieu of paying bonuses. The fair value of each RSU is estimated on the closing market price of the Company’s common stock on the grant date.

During the year ended December 31, 2020, the Company granted 122,977 RSUs to board members to settle $613,000 of board compensation earned from April 2018 to March 30, 2020. The associated compensation expense was recognized when earned. During the year ended December 31, 2020, the Company granted 69,321 RSUs to board members and recognized approximately $190,000 in stock compensation expense for board service from April 1, 2020 to December 31, 2020. The RSUs were granted on a quarterly basis and were calculated based on $92,500 divided by the greater of $4 or the closing share price of the Company’s common stock on the last trading day of the fiscal quarter. These RSUs represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur on the earlier of the two-year anniversary of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death.

The following table summarizes the activity for RSUs during the year ended December 31, 2020:

		Weighted
		average
		grant date
	Number of	fair values
	shares	per share
Balance, December 31, 2019	36,981	$10.56
RSUs granted	381,094	3.93
RSUs vested and settled	(137,603)	5.48
RSUs forfeited	(56,161)	3.75
Balance, December 31, 2020	224,311	$4.12

RSUs vested and settled are converted into the Company’s common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. Of the 224,311 RSUs outstanding on December 31, 2020, 216,111 RSUs are vested and have not been settled and 8,200 have not yet vested. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for RSUs granted through December 31, 2020 was approximately $37,000 to be recognized over a remaining weighted average service period of 2.3 years.

(12)	Concentrations

Most of the Company’s customers are located in the United States. Two customers accounted for approximately 70% and 16% of total revenues in 2020. Two customers accounted for approximately 43% and 25% of total revenues in 2019. Three customers accounted for approximately 22%, 18% and 11% of accounts receivable on December 31, 2020. One customer accounted for 15% of accounts receivable on December 31, 2019.

(13)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	Years ended December 31,
	2020	2019
Numerator:
Net loss	$(15,004)	$(14,709)
Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	10,118,682	5,644,328
Net loss per share, basic and diluted	$(1.48)	$(2.61)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	At December 31,
	2020	2019

Stock options to purchase common stock	1,114,306	821,464
Unvested restricted stock units	8,200	36,981
Common stock warrants	2,424,724	2,435,808
Total	3,547,230	3,294,253

(14)	Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2020 and 2019 was $0 for both years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2020 and 2019. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2020	2019
Tax at federal statutory rate	$(3,151)	$(3,089)
State, net of federal benefit	(449)	(414)
Research and development credit	(276)	(225)
Share-based compensation	649	446
PPP Note forgiveness	(107)	-
Other	2	5
Change in valuation allowance	3,332	3,277
Total provision for income taxes	$—	$-

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2020 and 2019 were as follows (in thousands):

	Years ended December 31,
	2020	2019
Accrued compensation	$225	$148
Inventory adjustments	335	297
Depreciation and amortization	90	98
Share-based compensation	686	744
Net operating loss and tax credit carryforwards	26,931	23,809
Other	173	11
Gross Deferred Tax Asset	28,440	25,107
Valuation Allowance	(28,440)	(25,107)
Net deferred tax asset	$-	$-

The Company has approximately $91.5 million and $62.7 million of federal and state net operating loss (NOL) carryforwards, respectively, as of December 31, 2020. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2022 and 2028 for federal and state purposes, respectively, with 2020, 2019, and 2018 federal NOLs having no expiration date. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by section 382, which discusses limitations on NOL carryforwards and certain built-in losses following ownership changes, and section 383, which discusses, special limitations on certain excess credits, etc., of the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. Accordingly, the Company’s ability to utilize net operating loss carryforwards and tax credit carryforwards may be limited, potentially significantly, as the result of such an “ownership change.”  The Company has not yet performed a comprehensive study to determine if it has undergone any ownership changes.  If the Company is able to potentially utilize its net operating loss carryforwards and tax credit carryforwards, it will perform a comprehensive section 382 and 383 study to determine what, if any, limitation on its ability to utilize its NOLs exists.

As of December 31, 2020, the Company has federal and state research and development credits of approximately $2.8 million and $2.1 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforwards have no expiration.

The Company does not believe that these assets are realizable on a more likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.  The Company did not have deferred tax liabilities as of December 31, 2020 or 2019. The net increase in the total valuation allowance for the year ending December 31, 2020 is $3.3 million, primarily from the net operating losses generated. The net increase in the total valuation allowance for the year ending December 31, 2019 is $3.2 million, primarily from the net operating losses generated. No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2020	2019
Balance, beginning of year	$1,046	$891
Additions based on tax positions related to the current year	189	155
Balance, end of year	$1,235	$1,046

Recognition of approximately $895,000 and $753,000 of unrecognized tax benefits would impact the effective rate at December 31, 2020 and 2019 respectively, if recognized. Increases in 2020 and 2019 relate to increased research and development activity.

On May 1, 2020, the Company received loan proceeds in the amount of approximately $506,413 under the Paycheck Protection Program. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The Consolidated Appropriations Act, 2021, P.L. 116-260, enacted on Dec. 27, 2020, resolved the issue of whether taxpayers can take deductions for expenses paid with forgiven PPP loans. The act clarified that gross income does not include any amount that would otherwise arise from the forgiveness of a PPP loan. It also clarified that deductions are allowed for otherwise deductible expenses paid with the proceeds of a PPP loan that is forgiven and that the tax basis and other attributes of the borrower's assets will not be reduced as a result of the loan forgiveness.

The Company applied for and received a PPP loan for $506,413 during 2020. The Company was approved for forgiveness on the entire loan balance and related interest payable of $3,000 on November 2, 2020.

The Company is subject to U.S. federal, California, Colorado, Florida and North Carolina income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated in 2002 and is subject to U.S. federal, state, and local tax examinations by tax authorities for all prior years.

(15)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties - The results for the year ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities and are continuing to adapt to these changing actions and guidelines.

Beginning March 17, 2020, substantially all of the Company’s workforce began working from home. On April 6, 2020, manufacturing operations resumed at the Company’s facilities, with a number of other staff continuing to work from home. While the direct effects of the stay-at-home orders and BioCardia’s work-from-home policies have been largely mitigated during the year ended December 31, 2020, the overall impact of the pandemic resulted in disruption to the Company’s business and in delays in the Company’s development programs and regulatory and commercialization timelines. The overall magnitude of the continuing impact will depend, in part, on the length and severity of changing restrictions and other limitations on BioCardia’s ability to conduct the Company’s business. BioCardia’s future research and development expenses and general and administrative expenses may vary significantly if the Company experiences an increased impact from COVID-19 on the costs and timing associated with the conduct of BioCardia’s clinical trials and other related business activities.

As the outbreak continues to mutate and spread, it may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. BioCardia may need to limit operations and may experience limitations in employee resources. There are risks that the COVID-19 outbreak may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, while the potential economic impact brought by, and the duration of, a coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity, and the Company’s ability to complete its preclinical and clinical studies on a timely basis, or at all. The Company was successful in raising additional funding in 2020 (See Note 10). However, the ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing, preclinical and clinical trial activities or the global economy as a whole. However, these effects could have a material, adverse impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which BioCardia relies.

(16)	Grant Funding

In June 2016, the Company entered into a grant agreement with Maryland Technology Development Corporation (TEDCO). TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace. TEDCO administers the Maryland Stem Cell Research Fund to promote State funded stem cell research and cures through financial assistance to public and private entities operating within the State. Under the agreement, TEDCO has agreed to provide the Company an amount not to exceed $750,000 to be used solely to finance the costs to conduct the research project entitled “Heart Failure Trial” over a period of three years. This agreement has been extended for another year to June 2021.

As of December 31, 2020, the Company has received approximately $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $135,000 of the qualifying costs had been incurred as of December 31, 2020. The remaining $615,000 was recorded as grant liability on the consolidated balance sheet at December 31, 2020. The amount is recorded as a liability as the amounts are refundable, should a default by the Company, as defined in the agreement, occur prior to incurring the qualifying costs.

(17)	Related Party Transactions

Litigation Funding Agreement

On April 9, 2020, BioCardia, Inc. entered into a Litigation Funding Agreement (the Funding Agreement) with BSLF, L.L.C. (the Funder), an entity owned and controlled by Andrew Blank, Chair of BioCardia’s board of directors, for the purpose of funding the Company’s currently pending legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the Litigation). BioCardia seeks imposition of constructive trusts both on the patents naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

Under the terms of the Funding Agreement, the Funder agreed to fund the legal fees and costs incurred by the Company in connection with the Litigation on and after March 1, 2020 on a non-recourse basis. The Company agreed to repay the Funder from any proceeds arising from the Litigation (the Litigation Proceeds), (i) any taxes paid by or imposed upon Funder (other than taxes imposed upon Funder as a consequence of Funder’s income) with respect to the claims, the litigation proceeds or as a consequence of any settlement in connection with the Litigation, if any, plus (ii) an amount, without reduction, set-off or counterclaim, equal to the amount actually paid by the Funder pursuant to the Funding Agreement (the Actual Funding Amount) plus (iii) the greater of:

50% of the remaining Litigation Proceeds, up to three times the Actual Funding Amount; or

30% of the remaining Litigation Proceeds.

Although the Company is required under the terms of the Funding Agreement to consult with the Funder regarding any settlement in connection with the Litigation and to allow Funder to participate in any real-time settlement negotiations, the Company has the sole and exclusive right to settle on whatever terms it deems acceptable.

The Funding Agreement may be terminated by Funder upon ten days’ written notice to the Company. Funder is obligated to fund only the fees and costs incurred in the Litigation through the end of the month in which the termination notice was served. BioCardia may terminate the agreement upon ten days’ written notice to Funder from and after a failure by Funder to fulfill its obligations under the Funding Agreement if such failure or material breach is continuing at the end of such ten-day period. Under the terms of the agreement, the total due from the related party as of December 31, 2020 is approximately $618,000.

On March 12, 2021, the Company agreed to settle the Litigation, which is pending final documentation and dismissal.  The Company expects the settlement will not result in any material benefit or liability to the Company.

OPKO

BioCardia, Inc. and OPKO Health, Inc. (OPKO) previously entered into a consulting agreement dated August 19, 2016, between the Company and OPKO (the Consulting Agreement). The chairman and chief executive officer of OPKO is a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

Pursuant to the terms of the Consulting Agreement, OPKO was to provide advisory services to the Company in support of strategic transactions, financings and other matters as agreed between the parties from time to time. Also, in August 2016, the Company granted OPKO a ten-year option to purchase 46,553 shares of common stock, with a 4-year vesting period and an exercise price of $16.20 per share, to OPKO as consideration for consulting services to be provided under the Consulting Agreement. The term of the Consulting Agreement was initially for four years and was to have been automatically renewed for successive one-year periods.

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

Convertible Note Financing

On July 5, 2019, BioCardia entered into a note purchase agreement pursuant to which the Company issued on such date $625,000 in aggregate principal amount of convertible promissory notes to accredited investors, a portion of which were certain of the Company’s officers and directors and a principal stockholder (or their respective affiliates). See note 10 above.

(18)	Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the IRC. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. The Company made matching contributions of $26,000 and $25,000 during the years ended December 31, 2020 and 2019, respectively.

(19)	Subsequent Events

On February 17, 2021, the Company entered into an agreement with a leading international pharmaceutical company to assess the Helix™ Biotherapeutic Delivery System in preclinical testing. Under the terms of the agreement, the Company received a $500,000 up-front payment, a portion of which is creditable for BioCardia biotherapeutic delivery systems, support and training. The agreement includes a one-year option to negotiate a non-exclusive worldwide license for therapeutic delivery of certain cell types for cardiac indications.

On March 29, 2021, the Company and Lincoln Park Capital Fund, LLC, (Lincoln Park) entered into a purchase agreement pursuant to which Lincoln Park purchased $2 million of shares of the Company’s common stock (373,832 shares) at a purchase price of $5.35 per share. Under the purchase agreement, the Company has the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $20 million, including the initial $2 million purchase, subject to certain significant limitations of the amount and timing of any such sales due to the terms and conditions set forth in the purchase agreement.

In consideration for entering into the purchase agreement with Lincoln Park, the Company agreed to issue an aggregate of 75,000 shares of common stock as a commitment fee. In addition, the Company agreed to issue to Lincoln Park up to an aggregate of 50,000 additional shares of common stock as a further commitment fee based on a pro-rata percentage of the $20 million of common stock issued to Lincoln Park under the Purchase Agreement as Purchase Shares (as such term is defined in the purchase agreement with Lincoln Park). On March 29, 2021, the Company issued 80,000 shares of common stock as commitment shares (which includes 5,000 commitment shares issued on a pro rata basis in respect of the initial purchase by Lincoln Park of $2 million of shares). The Company will not receive any cash proceeds from the issuance of any of the foregoing commitment shares.

The net proceeds under the purchase agreement to the Company will depend on the frequency and prices at which shares of common stock are sold to Lincoln Park.  Actual sales of shares of common stock to Lincoln Park under the purchase agreement and the amount of such net proceeds will depend on a variety of factors, including market conditions, the trading price of the common stock and determination by the Company as to other available and appropriate sources of funding for the Company.  The Company expects to use the proceeds from this agreement for general corporate purposes and working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K, filed on November 13, 2020, the Audit Committee (the Audit Committee) of the Company approved the dismissal of KPMG LLP (KPMG), which was then serving as the Company’s independent registered public accounting firm. KPMG was dismissed on November 9, 2020 as the Company’s independent registered public accounting firm, effective upon completion of their review of the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2020. On November 9, 2020, the Audit Committee approved the appointment of PKF, LLP as the Company’s new independent registered public accounting firm, effective November 11, 2020. Effective December 1, 2020, PKF, LLP changed its name to PKF San Diego, LLP.

During the two fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through November 9, 2020, there were no: (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except that KPMG LLP advised BioCardia, Inc. of the following material weakness: a lack of sufficient technical resources to appropriately perform effective and timely review of the accounting for and disclosure of complex non-routine transactions, including the adoption of new accounting standards.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

Other than those noted below under the section titled “Previously Identified Material Weaknesses in Internal Control Over Financial Reporting,” there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously identified a material weakness in internal control over financial reporting as of September 30, 2019 and for the year ended December 31, 2019. The material weakness resulted from a lack of sufficient technical resources to appropriately perform effective and timely review of the accounting for and disclosure of complex non-routine transactions, including the adoption of new accounting standards. This material weakness was remediated as of December 31, 2020.

We have implemented measures designed to improve our internal control over financial reporting and remediate the material weakness, including the following:

•

we enhanced our control processes for identifying and reviewing non-routine transactions, including formalized reviews of these transactions by senior accounting management and more robust documentation of the related conclusions and required accounting; and

•	we have engaged external consultants to provide expertise and assistance sufficient to evaluate, resolve and document the accounting for complex non-routine transactions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

We have adopted a Code of Business Conduct and Ethics that applies to all our (1) officers, (2) employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and other employees who perform financial or accounting functions), and (3) agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their BioCardia-related activities. Our code of business conduct and ethics is available on our website at www.biocardia.com under the heading “Corporate Governance” under the section titled “Investors”. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen common stock certificate
4.2(6)#	BioCardia 2002 Stock Plan, as amended
4.3(7)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4*#	BioCardia 2016 Equity Incentive Plan, as amended
4.5(8)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(9)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(10)#	Form of Warrant for Common Stock Purchase Warrants issued December 24, 2018
4.8(11)	Form of Common Stock Purchase Warrant
4.9(12)	Form of Representative’s Warrant
4.10(13)	Description of Registered Securities
4.11(14)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
4.12(15)	Registration Rights Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC.
10.1(16)#	Form of Indemnification Agreement for directors and executive officers
10.2(17)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(18)	Lease Agreement, dated September 29, 2008, by and between the Company and ARE-San Francisco No. 29, LLC.
10.4(19)	First Amendment to Lease, dated May 31, 2010, by and between the Company and ARE-San Francisco No. 29, LLC.
10.5(20)	Second Amendment to Lease, dated May 29, 2013 by and between the Company and ARE-San Francisco No. 29, LLC.
10.6(21)	Third Amendment to Lease, dated November 4, 2016, by and between the Company and ARE-San Francisco No. 29, LLC.
10.7(22) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.8(23)	Form of Warrant Agreement
10.9(24)	Litigation Funding Agreement dated April 9, 2020, between BSLF, L.L.C. and the Company.
10.11(25)	Consulting Agreement dated February 15, 2021, between the Company and Henricus Duckers, M.D., Ph.D., FESC
10.12(26)	Purchase Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC.
16.1(27)	Letter from KPMG LLP to the Securities and Exchange Commission dated November 12, 2020.
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of PKF San Diego, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 106 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_____________________

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by us on August 14, 2019.
(4)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.
(5)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(8)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(9)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 27, 2018.
(11)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(12)	Previously filed as Exhibit 4.10 to Amendment No. 3 to the registration statement on Form S-1 filed by us on July 23, 2019.
(13)	Previously filed as Exhibit 4.10 to the Annual Report on Form 10-K filed by us on April 9, 2020.
(14)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on May 15, 2020.
(15)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed by us on March 29, 2021.
(16)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(17)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(18)	Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed by us on October 27, 2016.
(19)	Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed by us on October 27, 2016.
(20)	Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed by us on October 27, 2016.
(21)	Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(22)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(23)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(24)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on April 14, 2020.
(25)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on May 8, 2020.
(26)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on March 29, 2021.
(27)	Previously filed as Exhibit 16.1 to the Current Report on Form 8-K filed by us on November 13, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman, Ph.D.
Peter Altman, Ph.D.
President and Chief Executive Officer

Date: March 29, 2021

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

Signature	Title	Date

/s/ Peter Altman, Ph.D.	President and Chief Executive Officer and Director	March 29, 2021
(Peter Altman, Ph.D.)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	March 29, 2021
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Andrew Blank	Chairman of the Board	March 29, 2021
(Andrew Blank)

/s/ Jim Allen	Director	March 29, 2021
(Jim Allen)

/s/ Richard Krasno, Ph.D.	Director	March 29, 2021
(Richard Krasno, Ph.D.)

/s/ Krisztina Zsebo, Ph.D.	Director	March 29, 2021
(Krisztina Zsebo, Ph.D.)

/s/ Jay M. Moyes	Director	March 29, 2021
(Jay M. Moyes)

/s/ Simon H. Stertzer, M.D.	Director	March 29, 2021
(Simon H. Stertzer, M.D.)