Form 10-Q
period 2021-03-31
BioCardia, Inc.
filed 2021-05-13
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38999

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

There were 16,792,893 shares of the registrant’s Common Stock issued and outstanding as of May 1, 2021.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,502	$21,407
Accounts receivable, net of allowance for doubtful accounts of $16 at both March 31, 2021 and December 31, 2020	190	232
Prepaid expenses and other current assets	344	401
Other receivable due from related party	623	618
Total current assets	22,659	22,658
Property and equipment, net	164	145
Operating lease right-of-use asset, net	432	567
Other assets	53	54
Total assets	$23,308	$23,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$850	$746
Accrued expenses and other current liabilities	2,248	2,205
Deferred revenue	1,180	683
Operating lease liability - current	468	614
Total liabilities	4,746	4,248
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 16,792,893 and 16,297,381 shares issued and outstanding as of March 31, 2021 and December 31, 2020	17	16
Additional paid-in capital	137,588	135,234
Accumulated deficit	(119,043)	(116,074)
Total stockholders’ equity	18,562	19,176
Total liabilities and stockholders’ equity	$23,308	$23,424

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2021	2020
Revenue:
Net product revenue	$—	$5
Collaboration agreement revenue	46	33
Total revenue	46	38
Costs and expenses:
Cost of goods sold	—	4
Research and development	1,841	2,786
Selling, general and administrative	1,177	1,857
Total costs and expenses	3,018	4,647
Operating loss	(2,972)	(4,609)
Other income (expense):
Interest income	4	16
Other expense	(1)	(1)
Total other income (expense), net	3	15
Net loss	$(2,969)	$(4,594)

Net loss per share, basic and diluted	$(0.18)	$(0.67)

Weighted-average shares used in computing net loss per share, basic and diluted	16,569,268	6,831,976

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock	453,832	1	1,933	—	1,934
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	416	—	416
Net loss	—	—	—	(2,969)	(2,969)
Balance at March 31, 2021	16,792,893	$17	$137,588	$(119,043)	$18,562

Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Restricted stock units vested and issued	23,172	—	—	—	—
Share-based compensation	—	—	941	—	941
Net loss	—	—	—	(4,594)	(4,594)
Balance at March 31, 2020	6,848,355	$7	$104,374	$(105,664)	$(1,283)

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(2,969)	$(4,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	—	3
Depreciation	14	22
Reduction in the carrying amount of right-of-use assets	135	118
Share-based compensation	416	941
Changes in operating assets and liabilities:
Accounts receivable	42	(32)
Inventory	—	1
Prepaid expenses and other current assets	57	189
Other receivable due from related party	(5)	—
Accounts payable	99	194
Accrued liabilities and other current liabilities	(23)	293
Deferred revenue	497	(2)
Operating lease liability - current	(146)	20
Operating lease liability - noncurrent	—	(146)
Net cash used in operating activities	(1,883)	(2,993)
Investing activities:
Purchase of property and equipment	(27)	(5)
Net cash used in investing activities	(27)	(5)
Financing activities:
Proceeds from sales of common stock	2,000	—
Proceeds from exercise of common stock options	5	—
Net cash provided by financing activities	2,005	—
Net change in cash and cash equivalents	95	(2,998)
Cash and cash equivalents at beginning of period	21,407	5,585
Cash and cash equivalents at end of period	$21,502	$2,587
Supplemental disclosure for noncash investing and financing activities:
Unpaid issuance costs of common stock	$66	$—

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular and respiratory diseases with significant unmet medical needs. The Company’s lead therapeutic candidate is the CardiAMP® Cell Therapy System, which provides an autologous bone marrow derived cell therapy for treatment in two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia. The Company’s second therapeutic platform is an investigational bone marrow derived allogeneic “off the shelf” Neurokinin-1 Receptor Positive mesenchymal stem cell therapy for the treatment of cardiac and pulmonary disease. To date, the Company has devoted substantially all its resources to research and development efforts relating to its therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting its intellectual property.

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

(b)	Liquidity and Other Risks and Uncertainties

Liquidity - The Company has incurred net losses and negative cash flows from operations since its inception and had an accumulated deficit of $119.0 million as of March 31, 2021. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as it advances its trials and development activities. Management believes cash and cash equivalents of $21.5 million as of March 31, 2021 are sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the filing of this form 10-Q.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include share-based compensation, the useful lives of property and equipment, right-of-use assets and related liabilities, incremental borrowing rate, allowances for doubtful accounts and sales returns, derivative instruments, clinical accruals, inventory valuation, and assumptions used for revenue recognition.

(d)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated during the consolidation process.

(e)	Changes to Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in its Annual Report on Form 10-K filed March 30, 2021 for the year ended December 31, 2020. There have been no changes to those policies.

(f)	Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB), including its Emerging Issues Task Force did not or are not believed by management to have a material impact on the Company’s financial statement presentation or disclosures.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of March 31, 2021

	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$20,583	$—	$—	$20,583
Cash in checking account	—	—	—	919
Total cash and cash equivalents	$20,583	$—	$—	$21,502

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$20,662	$—	$—	$20,662
Cash in checking account	—	—	—	745
Total cash and cash equivalents	$20,662	$—	$—	$21,407

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer equipment and software	$166	$159
Laboratory and manufacturing equipment	574	550
Furniture and fixtures	59	59
Leasehold improvements	332	332
Construction in progress	72	70
Property and equipment, gross	1,203	1,170
Less accumulated depreciation	(1,039)	(1,025)
Property and equipment, net	$164	$145

Depreciation expense totaled approximately $14,000 and $22,000 for the three months ended March 31, 2021 and 2020, respectively.

(5)	Operating Lease Right-of-Use Asset, Net

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

Right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. Variable rent expense is made up of expenses for common area maintenance and shared utilities and were not included in the determination of the present value of lease payments. The Company has no finance leases.

The lease expense for the three months ended March 31, 2021 and 2020 was $150,000. The cash paid under the operating lease during the three months ended March 31, 2021 and 2020 was $162,000 and $158,000, respectively. On March 31, 2021, the weighted average remaining lease term was 0.75 years, and the weighted average discount rate was 12.05%.

Future minimum lease payments under the operating lease as of March 31, 2021 are as follows (in thousands):

Operating Lease March 31, 2021
Remainder of 2021	$486
Total undiscounted lease payments	486
Less imputed interest	18
Total operating lease liabilities	$468

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued expenses	$240	$87
Accrued salaries and employee benefits	851	961
Accrued clinical trial costs	457	452
Grant liability	610	615
Customer deposits	90	90
Total	$2,248	$2,205

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2020	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, March 31, 2021	2,424,724	$6.36

Lincoln Park Capital stock purchase agreement - On March 29, 2021, the Company and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the Offering). As consideration for entering into the Purchase Agreement, the Company agreed to issue to Lincoln Park 75,000 shares of common stock as commitment shares. In addition, the Company agreed to issue to Lincoln Park up to an aggregate of 50,000 additional shares of common stock as a further commitment fee based on a pro-rata percentage of the $20 million of common stock issued to Lincoln Park under the Purchase Agreement.

Pursuant to the Purchase Agreement, Lincoln Park purchased 373,832 shares of common stock, at a price of $5.35 per share, for a total gross purchase price of $2 million (the Initial Purchase) and the Company issued 80,000 shares of common stock as commitment shares, which included 5,000 commitment shares issued on a pro rata basis for the initial $2 million purchase. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase in multiple Accelerated Purchases on the same trading day or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for its common stock under the Purchase Agreement. In no event may the Company issue or sell to Lincoln Park under the Purchase Agreement shares of the Company’s common stock in excess of 3,266,177 shares (including the commitment shares), which represents 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement (the Exchange Cap), unless (i) the Company obtains stockholder approval to issue shares of its common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the Purchase Agreement equals or exceeds $4.2736 per share. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that during the 36 months after the date of the Purchase Agreement (subject to certain exceptions) the Company may not enter into any agreement to effect the issuance of its common stock or common stock equivalents in any “equity line of credit” or other similar continuous offering in which the Company may offer, issue or sell common stock or common stock equivalents at a future determined price, other than in connection with common stock issued pursuant to an “at-the-market offering” by the Company exclusively through a registered broker-dealer acting as agent of the Company pursuant to a written agreement between the Company and the registered broker-dealer. The Company has the right to terminate the Purchase Agreement at any time, at no cost to the Company.

As of March 31, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2021 and 2020 was recorded as follows (in thousands):

	Three Months ended March 31,
	2021	2020
Research and development	$206	$413
Selling, general and administrative	210	528
Total share-based compensation	$416	$941

On January 29, 2020 (the repricing date), the Company’s Board of Directors repriced certain previously granted and still outstanding vested and unvested stock option awards held by employees, executives and certain service providers of the Company; as a result, the exercise price was lowered to $5.32 per share. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 515,036 vested and unvested stock options outstanding with original exercise prices ranging from $10.05 to $97.21, were repriced.

The repricing on January 29, 2020 resulted in incremental stock-based compensation expense of $569,000, of which $412,000 related to vested employee stock option awards and was expensed on the repricing date, and $157,000 related to unvested stock option awards is being amortized on a straight-line basis over the approximately three year remaining weighted average vesting period of those awards.

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrisinsic value (in thousands)

Balance, December 31, 2020	1,114,306	$5.89	7.5	$177.1
Stock options granted	18,850	4.63
Stock options exercised	(1,580)	2.49
Stock options forfeited	(44,643)	4.30
Stock options expired	(125)	5.32
Balance, March 31, 2021	1,086,808	$5.94	6.9	$423.8
Exercisable, March 31, 2021	661,430	$7.29	5.6	$73.0

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2021 is approximately $1.7 million to be recognized over a remaining weighted average service period of 2.2 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2020	224,311	$4.12
RSUs granted	18,792	4.34
RSUs released	(40,100)	4.20
Balance, March 31, 2021	203,003	$4.12

Unrecognized share-based compensation for employee and nonemployee RSUs granted through March 31, 2021 is approximately $24,000 to be recognized over a remaining weighted average service period of 2.1 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,	December 31,
	2021	2020

Stock options to purchase common stock	1,086,808	1,114,306
Unvested restricted stock units	8,200	8,200
Common stock warrants	2,424,724	2,424,724
Total	3,519,732	3,547,230

(10)	Income Taxes

During the three months ended March 31, 2021 and 2020, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2021, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)	Related Party Transactions

On April 9, 2020, the Company entered into a Litigation Funding Agreement (the Funding Agreement) with BSLF, L.L.C. (the Funder), an entity owned and controlled by Andrew Blank, Chair of BioCardia’s board of directors, for the purpose of funding the Company’s legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the Litigation). BioCardia sought imposition of constructive trusts both on the patents naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

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

The Funding Agreement may be terminated by Funder upon ten days’ written notice to the Company. Funder is obligated to fund only the fees and costs incurred in the Litigation through the end of the month in which the termination notice was served. The Company may terminate the agreement upon ten days’ written notice to Funder from and after a failure by Funder to fulfill its obligations under the Funding Agreement if such failure or material breach is continuing at the end of such ten-day period. Under the terms of the agreement, the total due from the related party as of March 31, 2021 was approximately $623,000.

(12)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities and are continuing to adapt to these changing actions and guidelines.

Beginning March 17, 2020, substantially all of the Company’s workforce began working from home. On April 6, 2020, manufacturing operations resumed at the Company’s facilities, with a number of other staff continuing to work from home. While the direct effects of the stay-at-home orders and BioCardia’s work-from-home policies have been largely mitigated as of March 31, 2021, the overall impact of the pandemic resulted in disruption to the Company’s business and in delays in the Company’s development programs and regulatory and commercialization timelines. The overall magnitude of the continuing impact will depend, in part, on the length and severity of changing restrictions and other limitations on BioCardia’s ability to conduct the Company’s business. BioCardia’s future research and development expenses and general and administrative expenses may vary significantly if the Company experiences an increased impact from COVID-19 on the costs and timing associated with the conduct of BioCardia’s clinical trials and other related business activities.

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

Additionally, while the potential economic impact brought by, and the duration of, a coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity, and the Company’s ability to complete its preclinical and clinical studies on a timely basis, or at all. The Company was successful in raising additional funding in 2020. However, the ultimate impact of coronavirus is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing, preclinical and clinical trial activities or the global economy as a whole. However, these effects could have a material, adverse impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which BioCardia relies.

(13)	Subsequent Events

On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement. All claims in the Litigation have been dismissed. The settlement did not result in any material benefit or liability to the Company. The Company expects to terminate the Funding Agreement once all remaining matters thereunder are concluded.

On April 26, 2021, the Company issued a press release announcing that it has entered into an agreement with a leading Japanese biotechnology company related to the Company’s Helix catheter biotherapeutic delivery product candidates. This is the second new biotherapeutic delivery partnership for the Company in 2021. Under the terms of the agreement, the Company will receive $500,000, a portion of which is creditable for biotherapeutic delivery products and support services. The agreement has a one-year term with an option for the Japanese biotechnology company to negotiate a non-exclusive worldwide license for therapeutic delivery of certain cell types for cardiac indications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, those listed in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

Our Helix™ Biotherapeutic Delivery System platform, or Helix, delivers therapeutics into the heart muscle with a helical needle from within the heart. It enables local delivery of cell, gene and protein-based therapies, including our own cell therapies to treat cardiac indications. The Helix system is CE marked in Europe and under investigational use in the United States. We selectively partner with firms developing other cell, gene and protein therapies utilizing the Helix and other biotherapeutic delivery systems that we have developed.

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

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for heart failure which develops after a patient has a heart attack (BCDA-01). The trial is active at 24 clinical sites and 94 patients have been enrolled to date. The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review on December 17, 2020, including all data for the 86 patients enrolled and 60 randomized patients that had reached their one-year follow-up at that date. The DSMB performed a risk-benefit review, indicated it had no safety concerns, and recommended in writing that the study continue as planned.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated and we are working towards initial patient enrollment in the second quarter of 2021.

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

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related overhead expenses, which include, but are not limited to share-based compensation and benefits for personnel in research and development functions;

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

We plan to increase our research and development expenses for the foreseeable future as we continue the pivotal CardiAMP Heart Failure Trial, advance the pivotal CardiAMP Chronic Myocardial Ischemia Trial, and further develop our autologous and allogeneic cell therapy candidates. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs.

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

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development will depend on future developments that continue to remain highly uncertain at this time. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Item 2 in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months ended
	2021	2020
Revenue:
Net product revenue	$—	$5
Collaboration agreement revenue	46	33
Total revenue	46	38
Costs and expenses:
Cost of goods sold	—	4
Research and development	1,841	2,786
Selling, general and administrative	1,177	1,857
Total costs and expenses	3,018	4,647
Operating loss	(2,972)	(4,609)
Other income (expense):
Interest income	4	16
Other expense	(1)	(1)
Total other income (expense)	3	15
Net loss	$(2,969)	$(4,594)

Revenue.   Revenue increased to $46,000 in the first quarter of 2021 as compared to $38,000 in the first quarter of 2020. The amount and timing of collaboration revenues is largely dependent on our partners clinical activities and may be inconsistent and create significant quarter-to-quarter variation in our revenues. Collaboration revenue is expected to increase in 2021. Net product revenue in 2021 will be subject to customer demand, the availability of production resources for our new Morph product family members, and the timing of FDA clearance for market release of different models and sizes during the year. Net product revenue is also expected to increase in 2021.

Research and Development Expenses.  Research and development expenses decreased by approximately $945,000 to $1,841,000 during the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower compensation expense following a repricing of stock options in the first quarter of 2020, and reduced clinical service provider costs and clinical site expenses in conducting the CardiAMP Heart Failure Trial. We expect research and development expenses for the year 2021 to increase moderately compared to 2020, as the lower compensation expenses discussed above are partially offset by increasing expenses associated with our clinical trials, obtaining regulatory approvals for our therapies, and improving our cell processing, manufacturing capabilities and delivery platforms.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2021 decreased by approximately $680,000 to $1,177,000 compared to the first quarter of 2020, primarily due to lower compensation expense following a repricing of stock options in the first quarter of 2020, coupled with reduced professional service fees. We expect selling, general and administrative expenses to decrease modestly in 2021 relative to 2020.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2021, we had an accumulated deficit of approximately $119.0 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of March 31, 2021, we had cash and cash equivalents of approximately $21.5 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(1,883)	$(2,993)
Investing activities	(27)	(5)
Financing activities	2,005	—
Net increase (decrease) in cash and cash equivalents	$95	$(2,998)

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of approximately $1.1million through the first quarter of 2021 compared to the first quarter of 2020 related primarily to the timing of advance payments from collaboration partners coupled with decreases in payments to third parties for professional fees. We expect net cash used in operating activities to remain relatively consistent in 2021 compared to 2020.

Cash Flows from Investing Activities. Net cash used in investing activities of $27,000 and $5,000 during the first quarter of 2021 and 2020, respectively consists of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $2.0 million during the first quarter of 2021 consisted of gross proceeds from the sale of common stock in March 2021 less issuance costs.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. As of March 31, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Future Funding Requirements

To date, we have generated modest revenue from sales of our approved products. We do not know when, or if, we will generate any revenue from our development stage biotherapeutic programs. We do not expect to generate any revenue from sales of our autologous and allogeneic cell therapy candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. In addition, subject to obtaining regulatory approval for any of our therapeutic candidates and companion diagnostic, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the cash and cash equivalents of $21.5 million as of March 31, 2021 are sufficient to fund our operations for at least the next 12 months from the date of this filing. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results, and timing of our clinical trials and related development programs;

•	FDA acceptance of our autologous and allogeneic therapies for heart failure and other indications;

•	the outcome, costs, and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing, and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing, or investing in businesses, products, product candidates and technologies;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended March 31, 2021.

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

Interest Rate Risk

As of March 31, 2021, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, BioCardia and its wholly-owned subsidiary BioCardia Lifesciences, Inc. were party to several related legal proceedings (the Litigation) in Federal Court in San Francisco. The various counterparties were Boston Scientific Corporation, Boston Scientific Scimed Inc., Fortis Advisors LLC, Ms. Surbhi Sarna and nVision Medical Corporation. All parties to the Litigation entered into a confidential settlement agreement on March 12, 2021. All claims in the Litigation were then dismissed. The settlement did not result in any material benefit or liability to the BioCardia and BioCardia Lifesciences, Inc.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As reported in our Current Report on Form 8-K filed with the SEC on March 31, 2021, we announced that we expect to hold our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”) on June 15, 2021. As the expected date of the 2021 Annual Meeting is more than 30 days before the anniversary of the Company’s 2020 Annual Meeting of Stockholders, we informed our stockholders of the change and the resulting changes to deadlines for proposals. No such proposals were received by such deadlines and we filed our proxy statement for the 2021 Annual Meeting on April 30, 2021.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
10.1(3)	Purchase Agreement, dated as of March 29, 2021, by and between BioCardia, Inc. and Lincoln Park Capital Fund, LLC
10.2(4)	Registration Rights Agreement, dated as of March 29, 2021, by and between BioCardia, Inc. and Lincoln Park Capital Fund, LLC
10.3*	Consulting Agreement dated February 15, 2021, by and between BioCardia, Inc. and Henricus Duckers, M.D., Ph.D., FESC.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.
(3)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on March 29, 2021.
(4)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed by us on March 29, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: May 13, 2021	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)