Form 10-Q
period 2021-06-30
BioCardia, Inc.
filed 2021-08-12
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

There were 16,871,265 shares of the registrant’s Common Stock issued and outstanding as of August 1, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$18,543	$21,407
Accounts receivable, net of allowance for doubtful accounts of $21 and $16 at June 30, 2021 and December 31, 2020	229	232
Prepaid expenses and other current assets	407	401
Other receivable due from related party	562	618
Total current assets	19,741	22,658
Property and equipment, net	184	145
Operating lease right-of-use asset, net	293	567
Other assets	—	54
Total assets	$20,218	$23,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$970	$746
Accrued expenses and other current liabilities	1,842	2,205
Deferred revenue	1,417	683
Operating lease liability - current	316	614
Total liabilities	4,545	4,248
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 16,871,265 and 16,297,381 shares issued and outstanding as of June 30, 2021 and December 31, 2020	17	16
Additional paid-in capital	138,186	135,234
Accumulated deficit	(122,530)	(116,074)
Total stockholders’ equity	15,673	19,176
Total liabilities and stockholders’ equity	$20,218	$23,424

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Net product revenue	$—	$—	$—	$5
Collaboration agreement revenue	69	27	115	60
Total revenue	69	27	115	65
Costs and expenses:
Cost of goods sold	—	—	—	4
Research and development	2,362	2,224	4,203	5,010
Selling, general and administrative	1,196	1,377	2,373	3,234
Total costs and expenses	3,558	3,601	6,576	8,248
Operating loss	(3,489)	(3,574)	(6,461)	(8,183)
Other income (expense):
Interest income	2	2	6	18
Other expense	—	(1)	(1)	(2)
Total other income (expense), net	2	1	5	16
Net loss	$(3,487)	$(3,573)	$(6,456)	$(8,167)

Net loss per share, basic and diluted	$(0.20)	$(0.46)	$(0.38)	$(1.07)

Weighted-average shares used in computing net loss per share, basic and diluted	17,047,411	7,710,577	16,809,661	7,636,088

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock	453,832	1	1,933	—	1,934
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	416	—	416
Net loss	—	—	—	(2,969)	(2,969)
Balance at March 31, 2021	16,792,893	$17	$137,588	$(119,043)	$18,562
Share-based compensation	—	—	384	—	384
Restricted stock units vested and issued	78,372	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	214	—	214
Net loss	—	—	—	(3,487)	(3,487)
Balance at June 30, 2021	16,871,265	$17	$138,186	$(122,530)	$15,673

Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Restricted stock units vested and issued	23,172	—	—	—	—
Share-based compensation	—	—	941	—	941
Net loss	—	—	—	(4,594)	(4,594)
Balance at March 31, 2020	6,848,355	$7	$104,374	$(105,664)	$(1,283)
Sale of common stock, net of issuance costs of $1.16 million	5,476,190	5	10,335	—	10,340
Restricted stock units vested and issued	71,624	—	—	—	—
Restricted stock units issued to settle board compensation obligations	—	—	613	—	613
Restricted stock units issued to settle management bonus obligations	—	—	391	—	391
Stock grants to former directors	29,625	—	148	—	148
Share-based compensation	—	—	655	—	655
Net loss	—	—	—	(3,573)	(3,573)
Balance at June 30, 2020	12,425,794	$12	$116,516	$(109,237)	$7,291

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(6,456)	$(8,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	—	3
Depreciation	30	36
Reduction in the carrying amount of right-of-use assets	274	241
Non-cash board compensation expense	—	115
Share-based compensation	800	1,596
Changes in operating assets and liabilities:
Accounts receivable	3	(67)
Inventory	—	1
Prepaid expenses and other current assets	48	365
Other receivable due from related party	56	(519)
Accounts payable	210	610
Accrued liabilities and other current liabilities	(149)	708
Deferred revenue	734	(2)
Operating lease liability - current	(298)	42
Operating lease liability - noncurrent	—	(298)
Net cash used in operating activities	(4,748)	(5,336)
Investing activities:
Purchase of property and equipment	(55)	(9)
Net cash used in investing activities	(55)	(9)
Financing activities:
Proceeds from sales of common stock	2,001	11,500
Issuance costs of sale of common stock	(67)	(1,160)
Proceeds from note payable	—	506
Proceeds from exercise of common stock options	5	—
Net cash provided by financing activities	1,939	10,846
Net change in cash and cash equivalents	(2,864)	5,501
Cash and cash equivalents at beginning of period	21,407	5,585
Cash and cash equivalents at end of period	$18,543	$11,086
Supplemental disclosure for noncash investing and financing activities:
Unpaid issuance costs of common stock	$66	$—
Issuance of restricted stock units in lieu of cash bonus obligations	393	391
Issuance of restricted stock units in lieu of board cash compensation obligations	—	613
Issuance of common stock in lieu of board cash compensation obligations	—	148
Non-cash interest expense accretion to loan payable	—	1

See accompanying notes to condensed consolidated financial statements.

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular and pulmonary diseases with significant unmet medical needs. The Company’s lead therapeutic candidate is the CardiAMP® Cell Therapy, which provides an autologous bone marrow derived cell therapy for treatment in two clinical indications: heart failure that develops after a heart attack and chronic myocardial ischemia. The Company’s second therapeutic platform is an investigational bone marrow derived allogeneic “off the shelf” Neurokinin-1 receptor positive mesenchymal stem cell therapy for the treatment of cardiac and pulmonary disease. To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property.

BioCardia also has three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix biotherapeutic delivery system, or Helix; and (3) the Morph vascular access product line, or Morph. We manage our operations as a single segment for the purposes of assessing performance and making operating decisions.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

(b)	Liquidity and Other Risks and Uncertainties

Liquidity - We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of $122.5 million as of June 30, 2021. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as it advances its trials and development activities. Management believes cash and cash equivalents of $18.5 million as of June 30, 2021 are sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the filing of this form 10-Q.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,325	$—	$—	$18,325
Cash in checking account	—	—	—	218
Total cash and cash equivalents	$18,325	$—	$—	$18,543

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,662	$—	$—	$20,662
Cash in checking account	—	—	—	745
Total cash and cash equivalents	$20,662	$—	$—	$21,407

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computer equipment and software	$180	$159
Laboratory and manufacturing equipment	574	550
Furniture and fixtures	59	59
Leasehold improvements	332	332
Construction in progress	94	70
Property and equipment, gross	1,239	1,170
Less accumulated depreciation	(1,055)	(1,025)
Property and equipment, net	$184	$145

Depreciation expense totaled $16,000 and $30,000 for the three and six months ended June 30, 2021, respectively. Depreciation expense totaled $22,000 and $36,000 for the three and six months ended June 30, 2020, respectively.

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

The lease expense for the three and six months ended June 30, 2021 was $150,000 and $301,000, respectively. The lease expense for the three and six months ended June 30, 2020 was $150,000 and 301,000, respectively. The cash paid under the operating lease during the three and six months ended June 30, 2021 was $162,000 and $324,000, respectively. The cash paid under the operating lease during the three and six months ended June 30, 2020 was $158,000 and $315,000, respectively. On June 30, 2021, the weighted average remaining lease term was 0.5 years, and the weighted average discount rate was 12.05%.

Future minimum lease payments under the operating lease as of June 30, 2021 are as follows (in thousands):

Operating Lease June 30, 2021
Remainder of 2021
Total undiscounted lease payments	$324
Less imputed interest	8
Total operating lease liabilities	$316

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued expenses	$35	$87
Accrued salaries and employee benefits	682	961
Accrued clinical trial costs	430	452
Grant liability	599	615
Customer deposits	96	90
Total	$1,842	$2,205

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2020	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, June 30, 2021	2,424,724	$6.36

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

As of June 30, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2021 and 2020 was recorded as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$211	$318	$417	$731
Selling, general and administrative	173	337	383	865
Total share-based compensation	$384	$655	$800	$1,596

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

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2020	1,114,306	$5.89	7.5	$177.1
Stock options granted	717,935	3.61
Stock options exercised	(1,580)	2.49
Stock options forfeited	(145,477)	4.57
Stock options expired	(125)	5.32
Balance, June 30, 2021	1,685,059	$5.04	8.0	$604.3
Exercisable, June 30, 2021	668,537	$7.13	5.8	$89.0

Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2021 is approximately $3.3 million to be recognized over a remaining weighted average service period of 2.9 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2020	224,311	$4.12
RSUs granted	131,375	3.61
RSUs released	(118,472)	3.73
RSUs forfeited	(36,943)	3.49
Balance, June 30, 2021	200,271	$4.13

Unrecognized share-based compensation for employee and nonemployee RSUs granted through June 30, 2021 is $67,000 to be recognized over a remaining weighted average service period of 0.6 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2021	2020

Stock options to purchase common stock	1,685,059	1,055,203
Unvested restricted stock units	5,468	78,323
Common stock warrants	2,424,724	2,435,807
Total	4,115,251	3,569,333

(10)	Income Taxes

During the three and six months ended June 30, 2021 and 2020, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2021, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement. All claims in the Litigation have been dismissed. The settlement did not result in any material benefit or liability to the Company. The Company expects to conclude the Funding Agreement once all remaining matters thereunder are addressed.

(12)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities and are continuing to adapt to these changing actions and guidelines.

Beginning March 17, 2020, substantially all of the Company’s workforce began working from home. On April 6, 2020, manufacturing operations resumed at the Company’s facilities, with a number of other staff continuing to work from home. While the direct effects of the stay-at-home orders and BioCardia’s work-from-home policies have been largely mitigated as of June 30, 2021, the overall impact of the pandemic has resulted in significant disruption to the Company’s business and in delays in the Company’s development programs and regulatory and commercialization timelines.

As the outbreak mutates and spreads, it may continue to affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. BioCardia may need to limit operations and may experience workforce shortages.

Additionally, while the potential economic impact brought by, and the duration of, a coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s liquidity and ability to raise the capital to complete its preclinical and clinical studies on a timely basis, or at all.

The extent to which the coronavirus pandemic will continue to impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity of the coronavirus and its mutations, the progress made on administering the vaccines or other emerging treatments, the continuing impact on local and global economic conditions, workforce capacity and the ongoing government responses, including stay-at-home orders and other restrictions that may be imposed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapies and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, and those listed in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

Our Helix™ Biotherapeutic Delivery System platform, or Helix, delivers therapeutics into the heart muscle. It enables local delivery of cell, gene and protein-based therapies, including our own cell therapies to treat cardiac indications. The Helix system is CE marked in Europe and under investigational use in the United States. We selectively partner with firms developing other therapies.

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

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy for heart failure which develops after a patient has a heart attack (BCDA-01). The trial is active at 24 clinical sites and 104 patients have been enrolled to date. The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review in June 2021, basing its review on all available data for the 97 patients enrolled in the trial at that time, including many who had reached their one-year follow-up and a few who had reached their two-year follow-up. The DSMB performed a risk-benefit review, indicated it had no safety concerns, and recommended in writing that the study continue as planned.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated and the first patient has been consented. We are working toward initial patient enrollment in the third quarter of 2021.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP pivotal trials qualify for Medicare national coverage. Covered costs include patient screening, the CardiAMP Cell Therapy procedure and enabling systems, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials.

ALLOGENEIC Cell Therapy for Cardiac and Pulmonary Disease

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 receptor positive mesenchymal stem cells (NK1R+ MSC). This “off the shelf” mesenchymal cell therapy is being advanced for cardiac and pulmonary disease. Manufacturing validation runs have been completed.

We are actively working to secure FDA acceptance of an Investigational New Drug (IND) application for a Phase I/II trial using the CardiALLO Cell Therapy to deliver these allogeneic cells for the treatment of ischemic systolic heart failure (BCDA-03). We are working to receive FDA acceptance of the IND in 2021.

The Company also intends to submit an IND for the use of its allogeneic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 (BCDA- 04). Based on clinical reports on COVID-19, respiratory failure complicated by ARDS is a leading cause of death for COVID-19 patients. ARDS is a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs. BCDA-04 is on a similar timeline with BCDA-03 and we are working towards FDA acceptance of the IND in 2021.  The FDA has recently provided helpful and positive feedback on required animal testing and clinical trial design.

Financial Overview

Revenue

We currently have a portfolio of enabling and delivery products, from which we have generated modest revenue. Collaboration agreement revenues consist of revenue from partnering agreements with corporate and academic institutions. Under these partnering agreements, we provide our Helix biotherapeutic delivery system, access to our technology, and customer training and support in preclinical and clinical studies.

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

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development will depend on future developments that continue to remain uncertain at this time. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Net product revenue	$—	$—	$—	$5
Collaboration agreement revenue	69	27	115	60
Total revenue	69	27	115	65
Costs and expenses:
Cost of goods sold	—	—	—	4
Research and development	2,362	2,224	4,203	5,010
Selling, general and administrative	1,196	1,377	2,373	3,234
Total costs and expenses	3,558	3,601	6,576	8,248
Operating loss	(3,489)	(3,574)	(6,461)	(8,183)
Other income (expense):
Interest income	2	2	6	18
Other expense	—	(1)	(1)	(2)
Total other income (expense)	2	1	5	16
Net loss	$(3,487)	$(3,573)	$(6,456)	$(8,167)

Revenue. Revenue increased to $69,000 in the second quarter of 2021 as compared to $27,000 in the first quarter of 2020. Revenue increased to $115,000 in the six months ended June 30, 2021 as compared to $65,000 in the six months ended June 30, 2020. The amount and timing of collaboration revenues largely depends on our partners clinical activities and may be inconsistent and create significant quarter-to-quarter variation in our revenues. Net product revenue in 2021 will be subject to customer demand and the availability of production resources for our new Morph product family members.

Research and Development Expenses.  Research and development expenses increased by $138,000 during the second quarter of 2021 compared to the second quarter of 2020, primarily due to increasing expenses associated with the CardiAMP Heart Failure Trial as activities resumed at clinical sites that were adversely impacted by COVID-19 in the second quarter of 2020. Research and development expenses decreased by $807,000 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower compensation expense following a repricing of stock options in the first quarter of 2020, and reduced clinical service provider costs and clinical site expenses in conducting the CardiAMP Heart Failure Trial.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of 2021 decreased by $181,000 compared to the second quarter of 2020, and by $861,000 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower compensation expense following a repricing of stock options in the first quarter of 2020, coupled with reduced professional service fees.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2021, we had an accumulated deficit of approximately $122.5 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of June 30, 2021, we had cash and cash equivalents of approximately $18.5 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(4,748)	$(5,336)
Investing activities	(55)	(9)
Financing activities	1,939	10,846
Net increase (decrease) in cash and cash equivalents	$(2,864)	$5,501

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of approximately $0.6 million through the six months ended June 30, 2021 compared to the six months ended June 30, 2020 related primarily to the timing of advance payments from collaboration partners coupled with decreases in payments to third parties for professional fees. We expect net cash used in operating activities to remain relatively consistent in 2021 compared to 2020.

Cash Flows from Investing Activities. Net cash used in investing activities of $55,000 and $9,000 during the six months ended June 30, 2021 and 2020, respectively consists of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $1.9 million during the six months ended June 30, 2021 consisted of gross proceeds from the sale of common stock in March 2021 less issuance costs. Net cash provided by financing activities of approximately $10.8 million during the six months ended June 30, 2020 consisted of $11.5 million in gross proceeds from the sale of common stock in June 2020, less issuance costs of $1.2 million, and $506,000 proceeds from a Note under the Paycheck Protection Program (the PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration in May 2020.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. As of June 30, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $18.5 million as of June 30, 2021 are sufficient to fund our operations for at least the next 12 months from the date of this filing. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended June 30, 2021.

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

Interest Rate Risk

As of June 30, 2021, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: August 12, 2021	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)