Form 10-Q
period 2021-09-30
BioCardia, Inc.
filed 2021-11-10
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

There were 16,871,265 shares of the registrant’s Common Stock issued and outstanding as of November 1, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
Assets	2021	2020
	(unaudited)
Current assets:
Cash and cash equivalents	$15,888	$21,407
Accounts receivable, net of allowance for doubtful accounts of $15 and $16 as of September 30, 2021 and December 31, 2020	198	232
Prepaid expenses and other current assets	358	401
Other receivable due from related party	562	618
Total current assets	17,006	22,658
Property and equipment, net	175	145
Operating lease right-of-use asset, net	149	567
Other assets	—	54
Total assets	$17,330	$23,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$846	$746
Accrued expenses and other current liabilities	2,025	2,205
Deferred revenue	886	683
Operating lease liability - current	161	614
Total liabilities	3,918	4,248
Commitments and contingencies (Notes 2, 5 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 16,871,265 and 16,297,381 shares issued and outstanding as of September 30, 2021 and December 31, 2020	17	16
Additional paid-in capital	138,631	135,234
Accumulated deficit	(125,236)	(116,074)
Total stockholders’ equity	13,412	19,176
Total liabilities and stockholders’ equity	$17,330	$23,424

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Net product revenue	$1	$8	$1	$13
Collaboration agreement revenue	820	26	935	86
Total revenue	821	34	936	99
Costs and expenses:
Cost of goods sold	—	—	—	4
Research and development	2,240	2,474	6,443	7,484
Selling, general and administrative	1,289	1,408	3,662	4,642
Total costs and expenses	3,529	3,882	10,105	12,130
Operating loss	(2,708)	(3,848)	(9,169)	(12,031)
Other income (expense):
Interest income	2	1	8	19
Other expense	—	(1)	(1)	(3)
Total other income (expense), net	2	—	7	16
Net loss	$(2,706)	$(3,848)	$(9,162)	$(12,015)

Net loss per share, basic and diluted	$(0.16)	$(0.30)	$(0.54)	$(1.33)

Weighted-average shares used in computing net loss per share, basic and diluted	17,066,068	12,618,285	16,867,652	9,059,433

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock	453,832	1	1,933	—	1,934
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	416	—	416
Net loss	—	—	—	(2,969)	(2,969)
Balance at March 31, 2021	16,792,893	$17	$137,588	$(119,043)	$18,562
Share-based compensation	—	—	384	—	384
Restricted stock units vested and issued	78,372	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	214	—	214
Net loss	—	—	—	(3,487)	(3,487)
Balance at June 30, 2021	16,871,265	$17	$138,186	$(122,530)	$15,673
Share-based compensation	—	—	437	—	437
Refund of issuance costs on sale of common stock	—	—	8	—	8
Net loss	—	—	—	(2,706)	(2,706)
Balance at September 30, 2021	16,871,265	$17	$138,631	$(125,236)	$13,412

Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Restricted stock units vested and issued	23,172	—	—	—	—
Share-based compensation	—	—	941	—	941
Net loss	—	—	—	(4,594)	(4,594)
Balance at March 31, 2020	6,848,355	$7	$104,374	$(105,664)	$(1,283)
Sale of common stock, net of issuance costs of $1.16 million	5,476,190	5	10,335	—	10,340
Restricted stock units vested and issued	71,624	—	—	—	—
Restricted stock units issued to settle board compensation obligations	—	—	613	—	613
Restricted stock units issued to settle management bonus obligations	—	—	391	—	391
Stock grants to former directors	29,625	—	148	—	148
Share-based compensation	—	—	655	—	655
Net loss	—	—	—	(3,573)	(3,573)
Balance at June 30, 2020	12,425,794	$12	$116,516	$(109,237)	$7,291
Restricted stock units vested and issued	3,000	—	—	—	—
Issuance costs from sale of common stock in prior quarter	—	—	(67)	—	(67)
Share-based compensation	—	—	737	—	737
Net loss	—	—	—	(3,848)	(3,848)
Balance at September 30, 2020	12,428,794	$12	$117,186	$(113,085)	$4,113

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(9,162)	$(12,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of inventory	—	3
Depreciation	45	52
Reduction in the carrying amount of right-of-use assets	418	368
Non-cash board compensation expense	—	115
Share-based compensation	1,237	2,333
Changes in operating assets and liabilities:
Accounts receivable	34	(157)
Inventory	—	1
Prepaid expenses and other current assets	97	510
Other receivable due from related party	56	(762)
Accounts payable	100	294
Accrued liabilities and other current liabilities	34	715
Deferred revenue	203	(8)
Operating lease liability - current	(453)	64
Operating lease liability - noncurrent	—	(453)
Net cash used in operating activities	(7,391)	(8,940)
Investing activities:
Purchase of property and equipment	(75)	(32)
Net cash used in investing activities	(75)	(32)
Financing activities:
Proceeds from sales of common stock	2,001	11,500
Issuance costs of sale of common stock	(59)	(1,227)
Proceeds from note payable	—	506
Proceeds from exercise of common stock options	5	—
Net cash provided by financing activities	1,947	10,779
Net change in cash and cash equivalents	(5,519)	1,807
Cash and cash equivalents at beginning of period	21,407	5,585
Cash and cash equivalents at end of period	$15,888	$7,392
Supplemental disclosure for noncash investing and financing activities:
Issuance of restricted stock units in lieu of cash bonus obligations	$393	$391
Issuance of restricted stock units in lieu of board cash compensation obligations	—	613
Issuance of common stock in lieu of board cash compensation obligations	—	148
Non-cash interest expense accretion to loan payable	—	2

See accompanying notes to condensed consolidated financial statements.

BioCardia, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Business and Basis of Presentation

(a)	Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage company focused on developing cellular and cell derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. The Company’s lead therapeutic candidate is the CardiAMP® Cell Therapy System, which provides an autologous bone marrow derived cell therapy for treatment in two clinical indications: ischemic heart failure and refractory angina resulting from chronic myocardial ischemia. The Company’s second therapeutic platform is an investigational bone marrow derived allogeneic “off the shelf” Neurokinin-1 Receptor Positive mesenchymal stem cell therapy for the treatment of cardiac and pulmonary disease. To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property.

BioCardia also has three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix biotherapeutic delivery system, or Helix; and (3) the Morph vascular access product line, or Morph. We manage our operations as a single segment for the purposes of assessing performance and making operating decisions.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

(b)	Liquidity and Other Risks and Uncertainties

Liquidity - We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of $125.2 million as of September 30, 2021. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as it advances its trials and development activities. Management believes cash and cash equivalents of $15.9 million as of September 30, 2021 are sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the filing of this form 10-Q.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BioCardia Lifesciences, Inc. All intercompany accounts and transactions have been eliminated during the consolidation process.

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

The following table shows the fair value of its financial assets measured on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of September 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,746	$—	$—	$15,746
Cash in checking account	—	—	—	142
Total cash and cash equivalents	$15,746	$—	$—	$15,888

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,662	$—	$—	$20,662
Cash in checking account	—	—	—	745
Total cash and cash equivalents	$20,662	$—	$—	$21,407

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment and software	$188	$159
Laboratory and manufacturing equipment	574	550
Furniture and fixtures	59	59
Leasehold improvements	332	332
Construction in progress	92	70
Property and equipment, gross	1,245	1,170
Less accumulated depreciation	(1,070)	(1,025)
Property and equipment, net	$175	$145

Depreciation expense totaled $15,000 and $45,000 for the three and nine months ended September 30, 2021, respectively. Depreciation expense totaled $15,000 and $52,000 for the three and nine months ended September 30, 2020, respectively.

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

The lease expense for the three and nine months ended September 30, 2021 was $150,000 and $451,000, respectively. The lease expense for the three and nine months ended September 30, 2020 was $150,000 and 451,000, respectively. The cash paid under the operating lease during the three and nine months ended September 30, 2021 was $162,000 and $486,000, respectively. The cash paid under the operating lease during the three and nine months ended September 30, 2020 was $158,000 and $473,000, respectively. On September 30, 2021, the weighted average remaining lease term was 0.25 years, and the weighted average discount rate was 12.05%.

Future minimum lease payments under the operating lease as of September 30, 2021 are as follows (in thousands):

Operating Lease September 30, 2021
Remainder of 2021
Total undiscounted lease payments	$162
Less imputed interest	1
Total operating lease liabilities	$161

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued expenses	$79	$87
Accrued salaries and employee benefits	900	961
Accrued clinical trial costs	350	452
Grant liability	600	615
Customer deposits	96	90
Total	$2,025	$2,205

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2020	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, September 30, 2021	2,424,724	$6.36

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

As of September 30, 2021, the Company had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was recorded as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$196	$357	$613	$1,088
Selling, general and administrative	241	380	624	1,245
Total share-based compensation	$437	$737	$1,237	$2,333

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

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2020	1,114,306	$5.89	7.5	$177.1
Stock options granted	772,435	3.56
Stock options exercised	(1,580)	2.49
Stock options forfeited	(200,970)	4.71
Stock options expired	(125)	5.32
Balance, September 30, 2021	1,684,066	$4.97	8.1	$118.9
Exercisable, September 30, 2021	691,317	$6.91	6.4	$34.9

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2021 is approximately $3.0 million to be recognized over a remaining weighted average service period of 2.9 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2020	224,311	$4.12
RSUs granted	131,375	3.61
RSUs released	(118,472)	3.73
RSUs forfeited	(36,943)	3.49
Balance, September 30, 2021	200,271	$4.13

Of the 200,271 RSUs outstanding on September 30, 2021, 194,803 RSUs are vested and have not been settled and 5,468 have not yet vested. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through September 30, 2021 is $64,000 to be recognized over a remaining weighted average service period of 0.5 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2021	2020

Stock options to purchase common stock	1,684,066	1,078,813
Unvested restricted stock units	5,468	8,200
Common stock warrants	2,424,724	2,435,807
Total	4,114,258	3,522,820

(10)	Income Taxes

During the three and nine months ended September 30, 2021 and 2020, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2021, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)	Related Party Transactions

On April 9, 2020, the Company entered into a Litigation Funding Agreement (the Funding Agreement) with BSLF, L.L.C. (the Funder), an entity owned and controlled by Andrew Blank, Chair of BioCardia’s board of directors, for the purpose of funding the Company’s legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the Litigation). BioCardia sought imposition of constructive trusts both on the patents naming Ms. Surbhi Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

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

On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement. All claims in the Litigation have been dismissed. The settlement did not result in any material benefit or liability to the Company. The receivable outstanding under this agreement amounted to $562,000 as of September 30, 2021. The Company expects to terminate the Funding Agreement once all remaining matters thereunder are concluded.

(12)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties – The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders, social distancing guidelines, and other restrictions and mandates causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities and are continuing to adapt to these changing actions and guidelines.to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

While the direct effects of the virus and these responses on our workforce have largely been mitigated, the overall impact of the pandemic has resulted in significant disruption to the Company’s business and in delays in the Company’s development programs and regulatory and commercial timelines. These factors may continue to affect the Company’s options and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. BioCardia may need to limit operations and may experience workforce shortages. Additionally, while the potential economic impact brought by, and the duration of the pandemic is difficult to assess or predict, the impact on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s liquidity and ability to raise capital to complete its preclinical and clinical studies on a timely basis, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Forward-looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “will,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” ”forecast,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Historical results are not necessarily indicative of future results. Our actual results may differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, and those listed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021. You should carefully consider these risks, in addition to other information in this report and in our other filings with SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report to conform these statements to actual results or to changes in our expectations.

Overview

We are a clinical-stage company focused on developing cellular and cell derived therapeutics for cardiovascular and pulmonary diseases with large unmet medical needs. We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions. Our CardiAMP cell therapy platform provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack (BCDA-01) and chronic myocardial ischemia (BCDA-02). Our allogeneic mesenchymal stem cell therapy platform, derived from donor cells and intended to be provided “off the shelf,” is also being advanced for two indications, heart failure (BCDA-03) and for the pulmonary indication of acute respiratory distress that has developed from COVID-19 (BCDA-04).

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

Coronavirus Considerations

The novel coronavirus (COVID-19) pandemic has resulted in significant disruption to the Company’s business and in delays in the Company’s development programs and regulatory and commercialization timelines, including adversely impacting operations at certain clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could continue to adversely affect our business, results of operations, financial condition and/or liquidity in the future. These adverse impacts could include delayed or slowed enrollment of our, or our collaborators’, planned or ongoing clinical trials, delayed or cancelled clinical site initiations, delayed regulatory review for regulatory approvals, delayed commercialization of one or more of our product candidates, if approved, and workforce shortages. Our production capabilities, or those of our partners or suppliers, and our supply chains could also be adversely impacted.

Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s liquidity and ability to raise the capital to complete its preclinical and clinical studies on a timely basis, or at all.

The impact of the COVID-19 pandemic remains fluid and continues to evolve. The extent to which the COVID-19 pandemic continues to impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity of COVID-19 and its mutations, the progress made on administering the vaccines or other emerging treatments, the continuing impact on local and global economic conditions, workforce capacity and the ongoing government responses, including stay-at-home orders and other restrictions and mandates that may be imposed.

CardiAMP Cell Therapy for Heart Failure and Chronic Myocardial Ischemia

The Company’s lead platform, CardiAMP cell therapy, is an autologous cell therapy being advanced for two indications in pivotal clinical trials: heart failure and chronic myocardial ischemia. The therapy uses a patient’s own cells in a minimally invasive, catheter-procedure to potentially stimulate the body’s natural healing response. The therapy incorporates a pre-procedural screening assay to identify those patients who are likely responders to the therapy. Patients eligible to undergo the cell therapy procedure receive cells delivered using our Helix Biotherapeutic Delivery System platform and are usually able to be discharged from the hospital the morning after the study procedure.

The CardiAMP Cell Therapy Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for heart failure which develops after a patient has a heart attack (BCDA-01). A protocol amendment approved by the FDA allows patients in the trial who were initially randomly assigned to the control arm and who did not receive therapy to elect to cross-over and receive the investigational autologous CardiAMP Cell Therapy after completing two-year follow-up. The trial is active at 24 clinical sites and 106 patients have been enrolled to date, with 3 additional control patients having crossed over to receive therapy. The independent Data Safety Monitoring Board (DSMB) completed a prespecified data review in June 2021, including all data for the 97 patients enrolled that had reached their one-year follow-up at that date. The DSMB performed a risk-benefit review, indicated it had no safety concerns, and recommended in writing that the study continue as planned. The next DSMB review is anticipated in early February 2022.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (chest pain) attacks that are uncontrolled by optimal drug therapy but are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The Company intends to introduce an adaptive statistical analysis plan with an initial assessment for efficacy when 100 patients reach their primary endpoint, although aspects of this statistical analysis plan remain the subject of study considerations with the FDA. In Q3 2021, the FDA approved a supplement to this study, which harmonizes the protocol with that of the CardiAMP Cell Therapy Heart Failure Study to incorporate the extensive experience in this parallel trial. The trial has been activated and one patient has been treated.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP Cell Therapy pivotal trials qualify for Medicare national coverage. Covered costs include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials.

ALLOGENEIC Cell Therapy for Cardiac and Pulmonary Disease

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive Mesenchymal Stem Cells (NK1R+ MSC). This “off the shelf” therapy is being advanced for cardiac and pulmonary disease.

We are actively working to secure FDA acceptance of an Investigational New Drug (IND) application for a Phase I/II trial to deliver these allogeneic cells for the treatment of ischemic systolic heart failure (BCDA-03). We have completed the manufacturing validation runs and stability testing for the Chemistry Manufacturing and Controls section of the BCDA-03 IND and are working to complete the preclinical pharmacology toxicology animal testing. Animal studies are being initiated. Should the results be in line with our previous work, we expect IND submission will follow soon after the results are obtained.

The Company also intends to submit an IND for the use of its allogeneic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 (BCDA-04). Based on clinical reports on COVID-19, pulmonary complications lead to long term respiratory inflammatory problems. We have completed the manufacturing validation runs and stability testing for the Chemistry Manufacturing and Controls section of the BCDA-04 IND. We are working to complete the preclinical pharmacology toxicology animal testing for the IND submission. For BCDA-04, all animals have reached their endpoints and results are expected soon. Should the results be as anticipated, we expect IND submission will follow soon afterwards.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various judgements that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development will depend on future developments that remain uncertain at this time. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Net product revenue	$1	$8	$1	$13
Collaboration agreement revenue	820	26	935	86
Total revenue	821	34	936	99
Costs and expenses:
Cost of goods sold	—	—	—	4
Research and development	2,240	2,474	6,443	7,484
Selling, general and administrative	1,289	1,408	3,662	4,642
Total costs and expenses	3,529	3,882	10,105	12,130
Operating loss	(2,708)	(3,848)	(9,169)	(12,031)
Other income (expense):
Interest income	2	1	8	19
Other expense	—	(1)	(1)	(3)
Total other income (expense)	2	—	7	16
Net loss	$(2,706)	$(3,848)	$(9,162)	$(12,015)

Revenue. Revenue increased to $821,000 in the three months ended September 30, 2021 as compared to $34,000 in the three months ended September 30, 2020, and to $936,000 in the nine months ended September 30, 2021 as compared to $99,000 in the nine months ended September 30, 2020, primarily due to increased collaboration activity with corporate partners. The amount and timing of collaboration revenues largely depends on our partners activities and may be inconsistent and create significant quarter-to-quarter variation.

Research and Development Expenses. Research and development expenses decreased by $234,000 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and by $1,041,000 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to reduced clinical service provider costs as we staff more work with internal personnel, coupled with lower stock compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 decreased by $119,000 compared to the three months ended September 30, 2020, and by $980,000 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower compensation expense, including stock compensation, coupled with reduced professional service fees.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2021, we had an accumulated deficit of approximately $125.2 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of September 30, 2021, we had cash and cash equivalents of approximately $15.9 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(7,391)	$(8,940)
Investing activities	(75)	(32)
Financing activities	1,947	10,779
Net increase (decrease) in cash and cash equivalents	$(5,519)	$1,807

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of approximately $1.5 million through the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 related primarily to the timing of advance payments from collaboration partners coupled with decreases in payments to third parties for professional fees. We expect net cash used in operating activities to decrease year over year in 2021 as compared to 2020 as a result of these factors.

Cash Flows from Investing Activities. Net cash used in investing activities of $75,000 and $32,000 during the nine months ended September 30, 2021 and 2020, respectively consists of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $1.9 million during the nine months ended September 30, 2021 consisted of gross proceeds from the sale of common stock in March 2021 less issuance costs. Net cash provided by financing activities of approximately $10.8 million during the nine months ended September 30, 2020 consisted of $11.5 million in gross proceeds from the sale of common stock in June 2020 less issuance costs of $1.2 million and $506,000 proceeds from a Note under the Paycheck Protection Program (the PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. As of September 30, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $15.9 million as of September 30, 2021 are sufficient to fund our operations for at least the next 12 months from the date of this filing. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended September 30, 2021.

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

Interest Rate Risk

As of September 30, 2021, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, as of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, BioCardia and its wholly-owned subsidiary BioCardia Lifesciences, Inc. were party to several related legal proceedings (the Litigation) in Federal Court in San Francisco. The various counterparties were Boston Scientific Corporation, Boston Scientific Scimed Inc., Fortis Advisors LLC, Ms. Surbhi Sarna and nVision Medical Corporation. All parties to the Litigation entered into a confidential settlement agreement on March 12, 2021. All claims in the Litigation were then dismissed. The settlement did not result in any material benefit or liability to BioCardia and BioCardia Lifesciences, Inc.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. The risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+ 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: November 10, 2021	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)