Form 10-K
period 2021-12-31
BioCardia, Inc.
filed 2022-03-29
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21419

BIOCARDIA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2753988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

320 Soquel Way

Sunnyvale, California 94085

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $51.8 million, computed by reference to the last sale price of $3.97 for the common stock on the Nasdaq Capital Market reported for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 16,871,265 shares of the registrant’s Common Stock issued and outstanding as of March 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect to our 2022 Annual Meeting of Stockholders.

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

Forward-looking statements in this Annual Report may include, without limitation, statements regarding:

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

(iii)	the timing or likelihood of regulatory filing, approvals and required licenses for our cell therapy systems;
(iv)	our ability to adequately protect our intellectual property rights and enforce such rights to avoid violation of the intellectual property rights of others;
(v)	the timing, costs and other aspects of the commercial launch of our products;
(vi)	our estimates regarding the market opportunity, clinical utility, potential advantages and market acceptance of our products;
(vii)	the impact of government laws and regulations;
(viii)	our ability to recruit and retain qualified clinical, regulatory and research and development personnel;
(ix)	the availability of reimbursement or other forms of funding for our products from government and commercial payors;
(x)	difficulties in maintaining commercial scale manufacturing capacity and capability and our ability to generate growth;
(xi)	uncertainty in industry demand;
(xii)	general economic conditions and market conditions in our industry;
(xiii)	the effects of the COVID-19 outbreak, or similar pandemics, on our business, preclinical studies and clinical trials;
(xiv)	the depth of the trading market in our securities;
(xv)	a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items;
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

Except as required by applicable law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement contained herein, whether as a result of new information, future events or otherwise.

PART I. BUSINESS

Overview

We are a clinical-stage company focused on developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our lead therapeutic candidates are based on the CardiAMP® Cell Therapy System, a platform which provides an autologous bone marrow derived cell therapy for treatment in two clinical indications: ischemic heart failure and refractory angina resulting from chronic myocardial ischemia. Our second therapeutic platform is an investigational bone marrow derived allogeneic “off the shelf” Neurokinin-1 Receptor Positive mesenchymal stem cell (MSC) therapy for the treatment of cardiac and pulmonary disease.

We have three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix biotherapeutic delivery system, or Helix; and (3) the Morph vascular access product line, or Morph. Utilizing these products and our allogenic “off the shelf” NK1R+ MSC, we are advancing compelling therapeutic candidates for three significant clinical indications of heart failure, chronic myocardial infarction, and acute respiratory distress syndrome.

Heart Failure

Heart failure is a clinical condition in which the output of blood from the heart is insufficient to meet the metabolic demands of the body. In 2021, the American Heart Association, or AHA, report on heart disease statistics estimated that 6 million American adults have heart failure and that heart failure cost the nation an estimated $30.7 billion in 2012, including the cost of health care services, medicines for treatment and missed days of work. In 2019, the Centers for Disease Control and Prevention reported that heart failure was a contributing cause of 1 in 8 deaths in 2017. Heart failure is increasingly prevalent due to the aging population and the increase in major cardiovascular risk factors, including obesity and diabetes. The AHA also estimates that one in five adults will develop heart failure after the age of 40.

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

We estimate there are more than 3 million NYHA Class II and Class III heart failure patients, of which 1.7 million patients have ischemic systolic heart failure. Of this subset of 1.7 million patients, we estimate that approximately 70%, or over 1.2 million patients, will have a cell potency score sufficient to qualify for treatment with the CardiAMP Cell Therapy System.

Chronic Myocardial Ischemia

Refractory angina is a condition characterized by severe pain in the chest, often also spreading to the shoulders, arms, and neck, caused by an inadequate blood supply to the heart. In the U.S. alone, it is estimated by that between 600,000 and 1.8 million patients suffer this condition, with approximately 75,000 new cases diagnosed each year. There is a growing population of patients with chronic angina that suffer with severely limiting symptoms and are not amenable to current therapies. These patients have significant impairments in quality of life, suffer from poor perceived health status and represent a significant burden to the health care system due to high use of health care resources. We believe the CardiAMP Cell Therapy System has the potential to provide a treatment for these patients not met by current therapeutic alternatives.

Acute Respiratory Distress Syndrome

Acute respiratory distress syndrome (ARDS) occurs when fluid builds up in the tiny, elastic air sacs (alveoli) in a patient’s lungs. The fluid keeps the lungs from filling with enough air, which means less oxygen reaches the bloodstream. This deprives vital organs of the oxygen they need to function. ARDS typically occurs in people who are already critically ill or who have significant injuries. It can also develop after a COVID-19 infection. Severe shortness of breath, a key symptom of ARDS, usually develops within a few hours to a few days after the precipitating injury or infection. Many people who develop ARDS do not survive. The risk of death increases with age and the severity of illness. Of the people who do survive ARDS, some recover completely while others experience lasting damage to their lungs.

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

CardiAMP Cell Therapy for Heart Failure (BCDA-01) and Chronic Myocardial Ischemia (BCDA-02)

The Company’s lead platform, CardiAMP cell therapy, is an autologous cell therapy being advanced for two indications in pivotal clinical trials: heart failure and chronic myocardial ischemia.

CardiAMP Cell Therapy for Heart Failure (BCDA-01)

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-01). The trial is active at 26 clinical sites and 110 patients have been enrolled to date, with 7 additional control patients having crossed over to receive therapy.

In January 2022, the U.S. Food and Drug Administration (FDA) granted Breakthrough Device Designation for the CardiAMP Cell Therapy System for the treatment of heart failure. This Breakthrough Device Program is designed to expedite FDA approval of certain novel devices or device-led combination products (i.e., products that combine drugs, devices or biological products) that have the potential to provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. It is believed that the CardiAMP Cell Therapy System is the first cardiac cell therapy to receive an FDA Breakthrough designation.

In February 2022, the independent Data Safety Monitoring Board (DSMB) completed a prespecified data review, including a risk-benefit assessment. Following the review, the DSMB indicated that it had no significant safety concerns and recommended that the study continue as designed. Also in February 2022, Health Canada, the country’s health services agency, sent BioCardia a No Objection Letter, allowing the CardiAMP Heart Failure Trial to expand into Canada.

We are continuing to assess the impact of COVID-19 on the enrollment in the CardiAMP trials. Beginning in 2020, certain of our clinical centers stopped performing elective procedures and advised us that they would not be performing elective procedures until restrictions on elective procedures were lifted. Many centers also delayed patient follow-up visits out of concern for patient exposure to COVID-19. In alignment with FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards”, we have taken steps to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. Clinical sites remain engaged, and most have begun to resume elective procedures, including enrollment activities in our trial. Although some sites have been closed due to staffing issues related to COVID-19, new world class sites have recently been activated including Kansas City Heart and the Cleveland Clinic.

CardiAMP Cells Phase I Heart Failure Study: Transendocardial Autologous Marrow Cells in Myocardial Infarction

The CardiAMP Phase I Transendocardial Autologous Marrow Cells in Myocardial Infarction, or TABMMI, trial enrolled 20 patients with ischemic systolic heart failure in an open label safety trial of bone marrow cells delivered with the Helix™ biotherapeutic delivery system at a dosage of 100 million cells. Results showed improvement in cardiac function as measured by left ventricular ejection fraction, improved exercise tolerance, and superior survival as compared to historical controls. The complete results of the 20 patients at two-year follow-up have been published in the journal Eurointervention in 2011.

CardiAMP Cells Phase II Heart Failure Trial: Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT)

The CardiAMP Phase II Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT) included patients with ischemic systolic heart failure who were randomized on a one-to-one basis into two double-blind, placebo-controlled trials: TACHFT-BMC and TACHFT-MSC. TACHFT-BMC met its primary safety endpoint at both dosages (100 million and 200 million cells) and treated patients had increased functional capacity, improved quality of life, symptoms and key markers of cardiac function predictive of survival, such as end systolic volume, or ESV. The TACHFT-BMC trial included a single dose of CardiAMP cells with a follow up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six-minute walk distance (6MW), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score. Phase II results were published in the Journal of the American Medical Association in 2014 and were presented at the World Congress of Regenerative Medicine in 2015.

CardiAMP Cell Phase III Heart Failure Trial

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System. The primary endpoint of the ongoing CardiAMP Heart Failure study is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in 6MW at 12 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed. If the true effect size is only 50% of that observed in the Phase II trial, the CardiAMP Heart Failure Phase III trial is still 90% powered to meet the primary endpoint with statistical significance. Statistical significance denotes the mathematical likelihood that the results observed are real and not due to chance.

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

Results from the roll in cohort of the ongoing pivotal trial were reported in the International Journal of Cardiology in 2021 with one-year follow-up showing 100% survival, no treatment emergent major adverse cardiac events, improved functional capacity as measured by six-minute walk distance, improved quality of live, and improved heart function as measured by left ventricular ejection fraction and improved heart wall motion scores. Subsequently results were presented on dosages being achieved in the trial at the European Society for Cardiology Heart Failure meeting in 2021, showing that the estimated CD34+ dosage component of the CardiAMP Heart Failure therapy was greater than that previously reported in other important trials which showed signals of efficacy.

The DSMB for the CardiAMP Heart Failure Trial has completed prespecified data reviews of the randomized trial in September 2019, March 2020, December 2020, June 2021 and February 2022. In all reviews, the DSMB indicated there were no significant safety concerns with the study results and recommended that the trial continue as planned. We believe the remaining clinical efficacy risk is modest based on the Phase I, II, and III data available, the most recent positive DSMB review and the broader literature which supports CardiAMP Cell Therapy System as a therapeutic candidate for heart failure secondary to having had a heart attack.

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

CardiAMP Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

In January 2018, the FDA approved the investigational device exemption for the CardiAMP Cell Therapy system to be studied in a second related clinical indication, chronic myocardial ischemia, based on the strength of our Phase I and II ischemic heart failure trial data and clinical data showing support for the efficacy of one component of our cell therapy (the CD34+ cells) in this indication.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The Company intends to introduce an adaptive statistical analysis plan with an initial assessment for efficacy when 100 patients reach their primary endpoint, although aspects of this statistical analysis plan remain the subject of study considerations with the FDA. During the third quarter of 2021, the FDA approved a supplement to this study, which harmonizes the protocol with that of the CardiAMP Cell Therapy Heart Failure Study to incorporate the extensive experience in this parallel trial. The trial has been activated and one patient has been treated.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP Cell Therapy pivotal trials qualify for Medicare national coverage. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials.

ALLOGENEIC NK1R+ MSC Cell Therapy for Cardiac (BCDA-03) and Pulmonary Disease (BCDA-04)

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive Mesenchymal Stem Cells (NK1R+ MSC). This “off the shelf” therapy is being advanced for cardiac and pulmonary disease. While being initially advanced to treat heart failure (BCDA-03) and acute respiratory distress (BCDA-04), variations of this allogenic therapy may have the potential for numerous other therapeutic applications. These cells are compelling in part because they express the Neurkinin-1 receptor for the neuropeptide Substance P, an important neuropeptide associated with inflammation throughout the body and a primary mediator of inflammation in the airways. BioCardia intends to manufacture these cells for clinical studies at its manufacturing facility in Sunnyvale, which has been designed with this goal in mind.

ALLOGENEIC NK1R+ MSC for Heart Failure (BCDA-03)

We have co-sponsored three completed clinical trials for MSCs for the treatment of ischemic systolic heart failure. In substantially similar trial designs, the POSEIDON Phase I/II trial compared autologous MSCs to allogeneic MSCs, the TACHFT-MSC Phase II trial compared autologous MSCs to placebo, and the TRIDENT Phase II compared allogeneic MSCs at different doses. The first two trials shared common arms of autologous MSCs, enabling a bridge to placebo, leading us to conclude that allogeneic MSC therapy has potential to be superior to placebo. The IND for the TACHFT trial was filed with the FDA Center for Biologics Evaluation and Research in 2008 by the University of Miami, our co-sponsor for the trial. The POSEIDON trial and the TRIDENT trials were submitted by amendment under the same IND filed for the TACHFT study, and was co-sponsored by the University of Miami, the National Institutes of Health and BioCardia.

The subset of patients we are targeting initially for the ischemic heart failure indication are those that have been excluded from the CardiAMP Heart Failure Trial due to their lower cell potency assay scores. There is potential for this to be designated as an orphan indication. Additionally, activation of a parallel allogeneic trial is synergistic and could facilitate recruiting activities and enhance enrollment in the CardiAMP Heart Failure Trial. We are working to secure FDA acceptance of an IND application for a Phase I/II trial to deliver these allogeneic cells for the treatment of ischemic systolic heart failure. We have completed the manufacturing validation runs and stability testing for the Chemistry Manufacturing and Controls section of the IND and have initiated the preclinical pharmacology toxicology animal testing. Should the results be in line with our previous results, we expect to submit the IND application promptly thereafter.

ALLOGENEIC NK1R+ MSC for Acute Respiratory Distress Syndrome (BCDA-04)

Allogeneic MSCs may have the potential to increase survival in management of COVID-19 induced ARDS. Based on clinical reports on COVID-19, pulmonary complications lead to long-term respiratory inflammatory problems. Preclinical and clinical evidence from published studies indicate that intravenously delivered MSCs migrate to the lung and respond to the pro-inflammatory lung environment by releasing anti-inflammatory factors reducing the proliferation of pro-inflammatory cytokines while modulating regulatory T cells and macrophages to promote resolution of inflammation.

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

In March 2022, the Company submitted an Investigational New Drug (IND) for a Phase I/II trial for the use of its allogeneic cell therapy for ARDS caused by COVID-19. The submission included pharmacology toxicology animal testing results and results from completed manufacturing validation runs and stability testing. The FDA requires a 30-day waiting period after the submission of an IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a “clinical hold” that may affect the studies conducted under the IND. In the case of a clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the trial can begin or continue. Should we receive a favorable response from the FDA, the Company intends to begin the trial in 2022.

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System or “Helix” delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. It enables local delivery of cell and gene-based therapies, including our own cell therapies to treat cardiac cardiovascular indications. The Helix catheter is CE marked in Europe and is under investigational use in the United States.

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

We have a large patent portfolio of issued and pending claims covering the CardiAMP Cell Therapy System, our autologous and allogeneic therapies, the Helix™ biotherapeutic delivery system and the Morph vascular access catheter products. As of December 31, 2021, we have developed or secured rights to over 58 issued or pending U.S. and international patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC. Our issued U.S. patents expire between 2022 and 2035, without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

U.S. Regulatory Protections

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

In addition, it is possible to extend the patent term of at least one patent covering our therapies following FDA approval. This patent term extension, or PTE, is intended to compensate a patent owner for the loss of patent term during the FDA approval process. If eligible, we may use a PTE to extend the term of one or more of our patents beyond the expected expiration date. Because our cell therapy systems may involve multiple simultaneous approvals under the IDE and IND applications, each pre-market approval, or PMA or biologics license application, or BLA, associated with an approval is anticipated to have the ability to have an extended patent term.

Trademarks

We have registered or applied for registration of our name, logo and the trademarks "BioCardia," "CardiAMP," and "Morph" in the United States. We have registered or applied for registration of the trademarks "CardiAMP" and "CardiALLO" for use in connection with a biological product, namely, a cell-based therapy product composed of bone marrow derived cells for medical use. We also have rights to use the “Helix” trademark in the United States. We have registered Morph for use in connection with steerable vascular access technology. We intend to pursue additional registrations in markets outside the United States where we plan to sell our therapies and products.

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

Manufacturing

The CardiAMP cell processing platform is manufactured for us by our partner Biomet Biologics, LLC. We currently produce allogeneic cells for preclinical development in our preclinical development tissue culture facility and anticipate manufacturing for clinical development in our clinical cell manufacturing facility. We currently manufacture our Helix™ biotherapeutic delivery system and Morph vascular access products in our Sunnyvale, California device manufacturing facility using components we source from third-party suppliers.

Sales and Marketing

Our sales and marketing strategy is to market our cell therapy systems, if approved by the FDA, for heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists. These physicians are typically affiliated with leading hospitals and medical centers and we believe that they tend to have well-established referral networks of interventional cardiologists and cardiac catheterization laboratories. We believe they represent a concentrated customer base suitable to a specialist care sales model. We believe that the cell therapy systems will be adopted first by leading cardiologists at high-volume U.S. hospitals and medical centers, and progressively by a broader segment of the market. Cardiologists and interventional cardiologists have a history of early adoption of innovative products and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet medical needs of heart failure patients.

We anticipate marketing and selling the BCDA-04 allogeneic mesenchymal cell therapy for acute respiratory distress syndrome also with a dedicated sales force focused initially on pulmonary and critical care groups at leading hospitals in the United States.

Competition

The biotechnology and pharmaceutical industries in which we operate are subject to rapid change and are characterized by intense competition to develop new technologies and proprietary products. We face potential competition from many different sources, including larger and better-funded companies. While we believe that our programs unique benefits provide us with competitive advantages, we have identified several companies that are active in the advancement of cell-based and gene-based therapeutic products in the heart failure, chronic myocardial ischemia and acute respiratory distress syndrome indications. Not only must we compete with other companies that are focused on cell-based therapy treatments, but any products also that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

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

The FDA may grant Breakthrough Device designation for certain medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. In January 2021, the CardiAMP Cell Therapy System received this designation for its ischemic heart failure indication being pursued in the current clinical trial. The goal of the Breakthrough Devices Program is to provide patients and health care providers with timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval, 510(k) clearance, and De Novo marketing authorization, consistent with the Agency's mission to protect and promote public health. The Breakthrough Devices Program replaces the Expedited Access Pathway and Priority Review for medical devices. The FDA considers devices granted designation under the Expedited Access Pathway to be part of the Breakthrough Devices Program. The Breakthrough Devices Program offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help manufacturers receive feedback from the FDA and identify areas of agreement in a timely way. Manufacturers can also expect prioritized review of their submission. After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

To the extent we elect to develop our diagnostic assay as an LDT, FDA may nonetheless regulate the LDT as a medical device. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. In 2019, the FDA issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve- out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. If we elect to develop an LDT for our CardiAMP potency assay, any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers if and when finalized, may significantly impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

In August 2020, as part of the U.S. government’s efforts to combat COVID-19 and consistent with the direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. The FDA also issued a revised version of its COVID-19 test policy that states the FDA expects newly offered COVID-19 tests, including LDTs, to have an EUA, or traditional marketing authorization such as a granted De Novo or cleared 510(k), prior to clinical use. To date, the FDA has not issued any new guidance on LDTs not related to COVID-19 tests.

Further, in June 2021, Congress introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals.

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

Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. These measures could reduce the demand for our products, if approved, or impose additional pricing pressures on how much we can charge for our products if approved.

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

•

the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose information related to payments and other transfers of value provided to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information regarding ownership and investment interest held by such physicians and their immediate family members;

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

In Europe, we expect our cell therapy systems to be regulated as advanced therapy medicinal products, or ATMPs. To provide for a common framework for the marketing of ATMPs, Regulation (EC) No 1394/2007 of the European Parliament and of the Council on advanced therapy medicinal products, or ATMP Regulation, was adopted in 2007. The ATMP Regulation was designed to ensure a high level of human health protection as well as the free movement of ATMPs in Europe. The cornerstone of the ATMP Regulation is that a marketing authorization must be obtained prior to the marketing of ATMPs. In turn, the marketing authorization can only be granted if, after a scientific assessment of the quality, efficacy and safety profile, it is demonstrated that the benefits outweigh the risks. The application for a marketing authorization must be submitted to the EMA and the final decision is taken by the European Commission. This procedure ensures that these products are assessed by a specialized body (the Committee for Advanced Therapies, or CAT) and that the marketing authorization is valid in all the European Union Member States.

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

The advertising and promotion of our products in the EEA is subject to the provisions of the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. The European Commission has submitted a Proposal for a Regulation of the European Parliament and the Council on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009, to replace, inter alia, Directive 93/42/EEC and to amend regulations regarding medical devices in the European Union, which could result in changes in the regulatory requirements for medical devices in Europe. The EU Medical Device Regulation entered into application in May 2021. In Germany, the advertising and promotion of our products can also be subject to restrictions provided by the German Act Against Unfair Competition (Gesetzgegen den unlauteren Wettbewerb) and the law on the advertising of medicines (Heilmittelwerbegesetz), criminal law, and some codices of conduct with regard to medical products and medical devices, among others. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

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

Japan

It is expected that the CardiAMP Cell Therapy System will be regulated as a medical device system in Japan. Companies interested in offering medical device products in Japan must comply with Japan's Pharmaceuticals and Medical Devices Act (PMD Act). To obtain regulatory approval of a medical device under Japanese regulatory systems, we must submit a marketing authorization application. The application used to file the PMAs for CardiAMP Cell Therapy System in the United States are similar to that required in Japan, with the exception of, among other things, country-specific document requirements. As part of the approval process, medical device manufacturers must: Comply with Ministry of Health Labor and Welfare Ordinance No. 169 related to quality management systems, appoint an in-country representative, and register design and manufacturing facilities, among other requirements

In March 2022, we have made a submission and request for preliminary consultation with the Japanese Pharmaceutical and Medical Device Agency (PMDA) to seek their guidance on the most appropriate pathways for approval of the CardiAMP Cell Therapy System in Japan. In the preliminary consultation we seek PMDA’s opinion regarding the adequacy of existing non-clinical and foreign clinical data to support Japanese registration. We also believe the CardiAMP Cell Therapy System meets criteria for “priority review” (1. Severity of the indication, 2. significant superiority in efficacy and/or safety over the existing devices or therapies) and seek PMDAs guidance.

Employees and Human Capital

As of December 31, 2021, we had 28 full-time and 7 part-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We operate in only one business segment, which is a clinical-stage biotherapeutic company developing novel therapeutics for diseases with large unmet medical needs. See Note 1 to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report. Our principal executive offices are located at 320 Soquel Way, Sunnyvale CA 94085. Our telephone number is (650) 226-0120.

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

●	We may not be able to access sufficient funds under the purchase agreement we entered into with Lincoln Park Capital Fund, LLC in March 2021 (the LPC Purchase Agreement) when needed.

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

●

Our cell therapy systems and other therapeutic candidates are based on novel technology, which makes it difficult to accurately and reliably predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, no cell-based therapies have been approved in the United States for a cardiac indication.

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

Risks Relating to Government Regulation, Compliance and Litigation

●

Even if we obtain regulatory approval for a product candidate, including our cell therapy systems and other therapeutic candidates, these products or therapies, along with our other regulated products, will be subject to ongoing regulatory scrutiny.

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

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2021 was $12.6 million and our accumulated deficit totaled $128.7 million as of December 31, 2021. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

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

Our ability to generate sufficient revenue to achieve profitability depends on our ability, either alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our therapeutic candidates. We do not anticipate generating revenues from sales of our cell therapy systems or any other biotherapeutic candidates within the next few years, and we may never generate sales of these products.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2021 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern. As noted below, we may need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

We will require substantial additional financing to achieve our goals, and our failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our planned research, development and product commercialization efforts, including our planned clinical trials for our cell therapy candidates. In addition, we will require additional financing to achieve our goals and our failure to do so could adversely affect our commercialization efforts. Other than the LPC Purchase Agreement, we do not currently have any agreements or understandings with respect to any potential financing. We anticipate that our expenses will increase substantially if and as we:

•	continue the research and clinical development of our therapeutic candidates;

•

initiate and advance our therapeutic candidates in expensive clinical studies, including the ongoing Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in heart failure and our approved Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in chronic myocardial ischemia;

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. None of our pre-Merger tax attributes remain available after the Merger as a result of limitations Section 382 due to lack of business continuity. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Losses generated after 2017 do not have an expiration date. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. We have not performed an analysis to assess whether an ownership change has occurred. If we have experienced an ownership change at any time since our formation, utilization of our net operating loss carryforwards would be subject to an annual limitation under Section 382 and 383 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income and tax credits may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Use of these NOLs will depend on future income in relationship to expiration dates of these carryforwards.

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

Our autologous and allogeneic therapies, delivery systems and other therapeutic candidates are based on novel technology, which makes it difficult to accurately and reliably predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, no cell-based therapies have been approved in the United States for a cardiac indication.

The success of our business depends on our ability to develop and commercialize our therapeutic candidates, including CardiAMP. We have concentrated our product research and development efforts on our CardiAMP therapeutic candidate, a novel type of cell-based therapy. Our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience related to our therapeutic candidates and products, that we have experienced or that we may experience in the future, will not cause significant delays or unanticipated costs, or that such development problems can be solved. For example, in 2020, our efforts to lift a clinical hold on our allogeneic cell therapy product candidate was not successful when reviewed by the FDA due to issues they identified with respect to our chemistry, manufacturing and controls for the approach we had taken. Each element of an IND submission has technical, regulatory, commercial, and other risks and there is no guarantee we will be successful in advancing our therapeutic programs. Also, we may be unable to maintain and further develop sustainable, reproducible and scalable manufacturing processes, or transfer these processes to collaborators, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, intended use and market of the potential product candidates. The regulatory approval process for novel product candidates such as our CardiAMP Cell Therapy System and allogeneic cell therapies may be more expensive and take longer than other, better known or extensively studied pharmaceutical or other product candidates to develop. In addition, adverse developments in clinical trials of cell-based products or therapies conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our therapeutic candidates. At the moment, no other cell-based therapies have been approved in the United States for a cardiac indication, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our therapeutic candidates in either the United States or elsewhere.

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

Our industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market, including AstraZeneca, Bayer, Blue Rock Therapeutics, Bristol-Myers Squibb, Caladrius Biosciences, Capricor Therapeutics, Celixir, Celyad, Daichii Sankyo, Fuji Film, Mesoblast, Moderna, Sana Biotechnology, Takeda Pharmaceuticals, Tenaya Therapeutics, Terumo, Vericel Corp, and uniQure, among others. Many of our competitors, potentially including the aforementioned, have significantly greater development, financial, manufacturing, marketing, technical and human resources than we do. Large pharmaceutical and medical device companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical and medical device products. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Established companies may also invest heavily to accelerate discovery and development of novel products that could make our therapeutic candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing our therapeutic candidates or competitors to our therapeutic candidates before we do. Specialized, smaller or early-stage companies may also prove to be significant competitors, particularly those with a focus and expertise in the stem cell industry and/or those with collaboration arrangements and other third-party payors. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and results of operations will suffer.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our therapeutic candidates, if approved, we may be unable to generate any revenues.

We currently have a limited organization for the sales, marketing and distribution of products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including the CardiAMP Cell Therapy System and our Neurokinin-1 Receptor Positive allogeneic therapies, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have limited prior experience in the marketing, sale or distribution of approved products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our therapeutic candidates.

Our strategy is to obtain FDA approval and market the CardiAMP Cell Therapy System for potential heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists and interventional cardiologists. We may in the future, choose to align ourselves with collaborators as part of our commercialization strategy, particularly outside of the United States, and our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our therapeutic candidates or companion diagnostic or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our therapeutic candidates and companion diagnostic to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our therapeutic candidates or companion diagnostic, our ability to generate revenues from product sales, including sales of the CardiAMP Cell Therapy System and other therapies, will be adversely affected.

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

It is very difficult to estimate the future commercial potential of the CardiAMP Cell Therapy System, the Neurokinin-1 Receptor Positive allogeneic therapies and our commercialized products due to factors such as safety and efficacy compared to other available treatments, changing standards of care, third-party payor reimbursement standards, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 70% of the NYHA Class II and Class III ischemic systolic heart failure patients in the United States will be eligible for CardiAMP due to a sufficient CardiAMP potency assay score. However, if considerably less than approximately 70% of NYHA Class II and Class III ischemic heart failure patients are eligible for CardiAMP due to an insufficient CardiAMP potency assay score, it would significantly and negatively impact our business, financial condition and results of operations.

Risks Relating to Government Regulation, Compliance and Litigation

Even if we obtain regulatory approval for a product candidate, including our CardiAMP Cell Therapy System, Neurokinin-1 Receptor Positive allogeneic therapy and other therapeutic candidates, these products or therapies, along with our other regulated products, will be subject to ongoing regulatory scrutiny.

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

We have not obtained regulatory approval for either our CardiAMP Cell Therapy System, Neurokinin-1 Receptor Positive allogeneic therapies or other therapeutic candidates. We must conduct extensive testing of our therapeutic candidates to demonstrate their safety and efficacy, including human clinical trials and, if applicable, preclinical animal testing, before we can obtain regulatory approval to market and sell them. Conducting such testing is a lengthy, time-consuming, and expensive process and there is a high rate of failure. Our current and completed preclinical and clinical results for our therapeutic candidates are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a therapeutic candidate may not be predictive of similar results in humans during clinical trials, and successful results from early human clinical trials of a therapeutic candidate may not be replicated in later and larger human clinical trials or in clinical trials for different indications. If the results of our ongoing or future clinical trials are negative or inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we may be prevented or delayed in obtaining marketing approval for our therapeutic candidates.

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

Generally, patients remain at high risk following their treatment with our autologous and allogeneic therapeutic candidates. As a result, it is likely that we will observe severe adverse outcomes during our clinical trials for these therapeutic candidates, including patient death. If a significant number of study subject deaths were to occur, regardless of whether such deaths are attributable to our therapeutic candidates, our ability to obtain regulatory approval for the applicable therapeutic candidate may be adversely impacted and our business could be materially harmed.

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

We may face competition for the allogeneic Neurokinin-1 Receptor Positive therapies from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar to, or “interchangeable” with an FDA-approved innovator (original) biological product. This new pathway could allow competitors to reference data from innovator biological products already approved after 12 years from the time of approval. In Europe, a competitor may reference data from biological products already approved but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our allogeneic Neurokinin-1 Receptor Positive therapies, if approved. Additionally, the FDA may approve our competitors’ products through a PMA pathway, similar to CardiAMP. If competitors are able to obtain marketing approval for biosimilars referencing Neurokinin-1 Receptor Positive allogeneic cell therapy, if approved, it may become subject to competition from such biosimilars with the attendant competitive pressure and consequences.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. A majority of our management operates in our principal executive offices located in Sunnyvale, California and we currently manufacture our Helix™ and Morph products at this facility and use it for storage of our clinical trial materials and biobanking. If our Sunnyvale offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. The ultimate impact of any such events on us, our significant suppliers and our general infrastructure is unknown.

Our business, financial condition, results of operations, including our preclinical studies and clinical trials, could continue to be harmed by the effect of the COVID-19 pandemic and other viral pandemics.

We are subject to risks related to public health crises such as the global pandemic associated with the COVID-19 pandemic. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

Fewer individuals undertaking voluntary treatment, including participation in clinical trials, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients, resulting in delays or difficulties in enrolling patients in our clinical trials;

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

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2021, the governor of California, where our facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders and restrictions, have resulted in slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Such orders or restrictions may continue or be re-instated, thereby causing additional negative impact on our operations. In addition, the spread of more contagious or deadly variants, such as the Delta and Omicron variants, could cause the COVID-19 pandemic to last longer or be more severe than expected.

In addition, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The extent to which the COVID-19 pandemic or other viral pandemics may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of our notes and our common stock.

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

As of December 31, 2021, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 34.2% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock could cause our stock price to fall.

Sales of a substantial number of shares of our common stock or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 320 Soquel Way, Sunnyvale, CA 94085 in a facility we lease encompassing 9,369 square feet of office, lab, and manufacturing space. The lease for this facility expires in January 2027. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management does not believe that the Company is party to any current pending legal proceedings. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “BCDA.”

Holders

As of December 31, 2021, there were 185 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Special Note Regarding Smaller Reporting Company Status

As a result of having been a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended), we are allowed and have elected to omit certain information, including three years of year-to-year comparisons, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Overview

We are a clinical-stage company focused on developing cellular and cell-derived therapeutics for cardiovascular and pulmonary diseases with large unmet medical needs. We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions. Our CardiAMP cell therapy platform provides an autologous bone marrow derived cell therapy (using a patient’s own cells) for the treatment of two clinical indications: heart failure that develops after a heart attack (BCDA-01) and chronic myocardial ischemia (BCDA-02). Our allogeneic mesenchymal stem cell therapy platform, derived from donor cells and intended to be provided “off the shelf,” is also being advanced for two indications, heart failure (BCDA-03) and for the pulmonary indication of acute respiratory distress that has developed from COVID-19 (BCDA-04).

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

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for heart failure which develops after a patient has a heart attack (BCDA-01). The trial is active at 26 clinical sites and 110 patients have been enrolled to date, with 7 additional control patients having crossed over to receive therapy.

In January 2022, the U.S. Food and Drug Administration (FDA) granted Breakthrough Device Designation for the CardiAMP Cell Therapy System for the treatment of heart failure. This Breakthrough Device Program is designed to expedite FDA approval of certain novel devices or device-led combination products (i.e., products that combine drugs, devices or biological products) that have the potential to provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. It is believed that the CardiAMP Cell Therapy System is the first cardiac cell therapy to receive an FDA Breakthrough designation.

In February 2022, the independent Data Safety Monitoring Board (DSMB) completed a prespecified data review, including a risk-benefit assessment. Following the review, the DSMB indicated that it had no significant safety concerns and recommended that the study continue as designed. Also in February 2022, Health Canada, the country’s health services agency, sent BioCardia a No Objection Letter, allowing the CardiAMP Heart Failure Trial to expand into Canada. Four world-class Canadian clinical sites are currently working through the activation process to begin enrolling patients in the near future.

Enrollment in the CardiAMP Heart Failure Trial remains our primary focus. We expect enrollment to improve in the months ahead due to:

●	reduced impact of COVID-19;

●	FDA’s January 2022 grant of the Breakthrough Device Designation for the CardiAMP Cell Therapy;
●	Health Canada’s February 2022 issuance of a No Objection Letter, allowing expansion of the study to Canadian sites;
●	CMS’s March 2022 issuance of procedure code C9782, which applies to both of our CardiAMP Cell Therapy clinical trials;
●	our active efforts to include patients whose insurance does not cover the study;
●	our previously obtained FDA authorization to provide therapy for patients in the control arm of the trial that otherwise would not receive therapy after the two-year follow-up, and
●	enhanced outreach to sites and increased clinical marketing activities.

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

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP pivotal trials qualify for Medicare national coverage. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials. In March of 2022, the United States Center for Medicare and Medicaid Services (CMS) issued a new reimbursement code (designated C9782) for the CardiAMP Cell Therapy procedures. The code is for a blinded procedure for NYHA class II or III heart failure, or Canadian Cardiovascular Society class III or IV chronic refractory angina; transcatheter intramyocardial transplantation of autologous bone marrow cells or placebo control, autologous bone marrow harvesting and preparation for transplantation, left heart catheterization including ventriculography, all laboratory service and all imaging with or without guidance, performed in approved IDE study. This new CMS code is available to submitting hospitals performing the CardiAMP cell therapy procedure on April 1, 2022, enabling clear reimbursement for the study procedure for both the treatment and control arms of both pivotal cell therapy trials.

Allogeneic Cell Therapy for Cardiac and Pulmonary Disease (BCDA-03 and BCDA-04)

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive mesenchymal stem cells (NK1R+ MSC). This “off the shelf” mesenchymal cell therapy is being advanced for cardiac and pulmonary disease.

We are working to secure FDA acceptance of an IND application for a Phase I/II trial to deliver these allogeneic cells for the treatment of ischemic systolic heart failure. We have completed the manufacturing validation runs and stability testing for the Chemistry Manufacturing and Controls section of the IND and have initiated the preclinical pharmacology toxicology animal testing. Should the results be in line with our previous results, we expect to submit the IND application promptly thereafter.

In March 2022, the Company submitted an Investigational New Drug (IND) for a Phase I/II trial for the use of this allogeneic cell therapy for ARDS caused by COVID-19 (BCDA-04). The FDA requires a 30-day waiting period after the submission of an IND application before clinical trials may begin. We are working to receive FDA acceptance of the IND and begin the trial in 2022.

Recent Developments

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced significant disruption to the Company’s business and in delays in the Company’s development programs and regulatory and commercialization timelines, including adversely impacting operations at certain clinical sites involved in our ongoing clinical studies. The COVID-19 pandemic could continue to adversely affect our business, results of operations, financial condition and/or liquidity in the future. These adverse impacts could include delayed or slowed enrollment of our, or our collaborators’, planned or ongoing clinical trials, delayed or cancelled clinical site initiations, delayed regulatory review for regulatory approvals, delayed commercialization of one or more of our product candidates, if approved, and workforce shortages. Our production capabilities, or those of our partners or suppliers, and our supply chains could also be adversely impacted.

Additionally, while the potential continuing economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s liquidity and ability to raise the capital to complete its preclinical and clinical studies on a timely basis, or at all. In addition, a recession, market correction or depression resulting from the COVID-19 pandemic or the response to it, could materially affect our business and the value of our common stock.

Litigation Settlement

On March 12, 2021, we agreed to settle, pending final documentation and dismissal, the legal proceedings and any and all claims, counterclaims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal. As described in Note 16 of our notes to the consolidated financial statements, in March 2022 we entered into agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude all remaining matters thereunder. Under the terms of these agreements, litigation and corporate counsel have agreed to provide credits and refunds of legal fees totaling $688,000 and to provide up to $300,000 in future discounts on legal services. The Company will remit these future discounts, as received, to the Funder on a quarterly basis. The settlement resulted in $195,000 of legal expense, which is included in selling, general and administrative expenses during the fiscal year ended December 31, 2021. BioCardia retains all rights to any nontangible assets obtained in the confidential litigation settlement. See Notes 16 and 18 of our notes to the consolidated financial statements for additional information.

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

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash, cash equivalents and investments, changes in fair value of redemptive features embedded in convertible notes, loss on extinguishment of convertible notes, gain on extinguishment of Paycheck Protection Program note payable, and interest charges we incurred in periods during 2020 when we had debt outstanding.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2021, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

The table set forth below summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands). The results of operations from 2020 compared to 2019 and related discussion can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, and such results and related discussion are incorporated herein by reference.

	Years ended December 31,
	2021	2020
Revenue:
Net product revenue	$1	$13
Collaboration agreement revenue	1,014	132
Total revenue	1,015	145
Costs and expenses:
Cost of goods sold	—	4
Research and development	8,558	9,809
Selling, general and administrative	5,087	5,861
Total costs and expenses	13,645	15,674
Operating loss	(12,630)	(15,529)
Other income (expense):
Interest income	9	21
Gain on extinguishment of Paycheck Protection Program note payable	—	509
Interest expense	—	(3)
Other expense	(2)	(2)
Total other income, net	7	525
Net loss	$(12,623)	$(15,004)

Revenue. Revenue for the year ended December 31, 2021 totaled $1,015,000 compared to $145,000 for the year ended December 31, 2020. The $870,000 increase was primarily due to increased collaboration activity with corporate partners and completion of a contract. The amount and timing of collaboration revenues largely depends on our partners activities and may be inconsistent and create significant quarter-to-quarter variation.

Research and Development Expenses. Research and development expenses decreased by $1,251,000  during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower stock compensation expense following a repricing of stock options in 2020, coupled with reduced clinical service provider costs as we staff more work with internal personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $774,000  during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower compensation expense following a repricing of stock options in 2020, coupled with reduced professional service fees.

Other Income (Expense).  In 2020, Other income (expense) consisted primarily of interest expense and the gain on extinguishment associated with the Paycheck Protection Program loan obtained on May 1, 2020 and forgiven on November 7, 2020.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2021, we had an accumulated deficit of approximately $128.7 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities as well as the cash acquired through the Merger. As of December 31, 2021, we had cash and cash equivalents of approximately $12.9 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(10,366)	$(12,357)
Investing activities	(116)	(32)
Financing activities	1,947	28,211
Net increase (decrease) in cash and cash equivalents	$(8,535)	$15,822

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of approximately $2.0 million through the year ended December 31, 2021 compared to the year ended December 31, 2020 related primarily to the timing of advance payments from collaboration partners coupled with decreases in payments to third parties for professional fees.

Cash Flows from Investing Activities. Net cash used in investing activities of $116,000 and $32,000 during the years ended December 31, 2021 and 2020, respectively consists of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $1.9 million during the year ended December 31, 2021 consisted of gross proceeds from the sale of common stock in March 2021 less issuance costs. Net cash provided by financing activities during the year ended December 31, 2020 consisted of proceeds from sales of common stock totaling approximately $27.9 million (net of issuance costs) and proceeds from the Paycheck Protection note payable totaling $506,000, partially offset by tax withholding-related payments on the settlement of restricted unit awards.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. We expect to use the proceeds from this agreement for general corporate purposes and working capital. As of December 31, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $12.9 million as of December 31, 2021 are not sufficient to fund our planned expenditures and meet our obligations beyond the fourth quarter of 2022. In order to continue development of our therapeutic candidates beyond the fourth quarter of 2022, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our autologous CardiAMP Cell Therapy System and allogeneic Neurokinin-1 Receptor Positive clinical trials and related development programs;

•	FDA acceptance of our autologous CardiAMP Cell Therapy System and allogeneic Neurokinin-1 Receptor Positive therapies for heart failure and for other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the general and administrative expenses related to being a public company;

•	our need and ability to hire additional management and scientific, medical and sales personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the cost of the impact from the COVID-19 pandemic.

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

Our consolidated financial statements as of December 31, 2021 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cashflows from operations since its inception and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued research and development expenses – clinical costs

The Company recorded research and development expenses of $8.6 million for the year ended December 31, 2021. As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

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

/s/PKF San Diego, LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 29, 2022

BIOCARDIA, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,872	$21,407
Accounts receivable, net of allowance for doubtful accounts of $22 and $16 as of December 31, 2021 and 2020	147	232
Prepaid expenses and other current assets	462	401
Other receivable due from related party	—	618
Total current assets	13,481	22,658
Property and equipment, net	182	145
Operating lease right-of-use asset, net	1,883	567
Other assets	172	54
Total assets	$15,718	$23,424

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$507	$746
Accrued expenses and other current liabilities	2,121	2,205
Deferred revenue	847	683
Operating lease liability - current	237	614
Total current liabilities	3,712	4,248
Operating lease liability - noncurrent	1,631	—
Total liabilities	5,343	4,248
Commitments and contingencies (Notes 1,2,5 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2021 and 2020; 16,871,265 and 16,297,381 shares issued and outstanding as of December 31, 2021 and 2020, respectively	17	16
Additional paid-in capital	139,055	135,234
Accumulated deficit	(128,697)	(116,074)
Total stockholders’ equity	10,375	19,176
Total liabilities and stockholders’ equity	$15,718	$23,424

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years ended December 31,
	2021	2020
Revenue:
Net product revenue	$1	$13
Collaboration agreement revenue	1,014	132
Total revenue	1,015	145
Costs and expenses:
Cost of goods sold	—	4
Research and development	8,558	9,809
Selling, general and administrative	5,087	5,861
Total costs and expenses	13,645	15,674
Operating loss	(12,630)	(15,529)
Other income (expense):
Interest income	9	21
Gain on extinguishment of Paycheck Protection Program note payable	—	509
Interest expense	—	(3)
Other expense	(2)	(2)
Total other income, net	7	525
Net loss	$(12,623)	$(15,004)

Net loss per share, basic and diluted	$(0.75)	$(1.48)

Weighted-average shares used in computing net loss per share, basic and diluted	16,917,664	10,118,682

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2021 and 2020
(In thousands, except share data)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2019	6,825,183	$7	$103,433	$(101,070)	$2,370
Sale of common stock on June 19, 2020, net of issuance costs of $1,227	5,476,190	5	10,268	—	10,273
Sale of common stock on December 16, 2020, net of issuance costs of $673	1,789,474	2	7,825	—	7,827
Sale of common stock on December 18, 2020, net of issuance costs of $735	2,038,836	2	9,763	—	9,765
Restricted stock units vested and issued	26,172	—	—	—	—
Restricted stock units issued to settle management bonus obligations	71,624	—	232	—	232
Common stock grants to former directors to settle board compensation obligations	29,625	—	148	—	148
Restricted stock units issued to settle board compensation obligations	39,807	—	613	—	613
Exercise of common stock warrants	470	—	—	—	—
Share-based compensation	—	—	2,952	—	2,952
Net loss	—	—	—	(15,004)	(15,004)
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock, net of issuance costs of $59	453,832	1	1,941	—	1,942
Restricted stock units issued to settle management bonus obligations	78,372	—	214	—	214
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	1,661	—	1,661
Net loss	—	—	—	(12,623)	(12,623)
Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2021	2020
Operating activities:
Net loss	$(12,623)	$(15,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	68
Non-cash interest expense on convertible stockholder notes	—	3
Gain on extinguishment of Paycheck Protection Program note payable	—	(509)
Share-based compensation	1,661	2,952
Loss on disposal of property and equipment	19	—
Changes in operating assets and liabilities:
Accounts receivable	85	(85)
Inventory	—	4
Prepaid expenses and other current assets	(179)	241
Other receivable due from related party	618	(618)
Accounts payable	(239)	(168)
Accrued liabilities and other current liabilities	130	797
Deferred revenue	164	(8)
Operating lease liability - current	(618)	86
Operating lease liability - noncurrent	(24)	(614)
Right-of-use assets	580	498
Net cash used in operating activities	(10,366)	(12,357)
Investing activities:
Purchase of property and equipment	(116)	(32)
Net cash used in investing activities	(116)	(32)
Financing activities:
Proceeds from sale of common stock June 19, 2020	—	11,500
Proceeds from sale of common stock Dec 16, 2020	—	8,500
Proceeds from sale of common stock Dec 18, 2020	—	10,500
Proceeds from sales of common stock	2,001	—
Issuance costs of sale of common stock	(59)	(2,635)
Proceeds from Paycheck Protection Program note payable	—	506
Tax withholding payments on settlement of restricted stock unit awards	—	(160)
Proceeds from exercise of common stock options	5	—
Net cash provided by financing activities	1,947	28,211
Net change in cash and cash equivalents	(8,535)	15,822
Cash and cash equivalents at beginning of year	21,407	5,585
Cash and cash equivalents at end of year	$12,872	$21,407
Supplemental disclosure for noncash investing and financing activities:
Restricted stock units issued to settle management bonus obligations	$393	$391
Restricted stock units issued to settle board compensation obligations	—	613
Common stock grants to former directors to settle board compensation obligations	—	148
Right-of-use asset obtained in exchange for lease obligation	1,896	—

See accompanying notes to consolidated financial statements.

BioCardia, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Business

(a)	Organization and Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage company focused on developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. The Company’s lead therapeutic candidates are based on the CardiAMP Cell Therapy System, a platform which provides an autologous bone marrow derived cell therapy for treatment in two clinical indications: ischemic heart failure and refractory angina resulting from chronic myocardial ischemia. The Company’s second therapeutic platform is an investigational bone marrow derived allogeneic “off the shelf” Neurokinin-1 Receptor Positive mesenchymal stem cell therapy for the treatment of cardiac and pulmonary disease. To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property.

BioCardia also has three enabling device product lines: (1) the CardiAMP cell processing system; (2) the Helix biotherapeutic delivery system, or Helix; and (3) the Morph vascular access product line, or Morph. We manage our operations as a single segment for the purposes of assessing performance and making operating decisions.

The ongoing novel coronavirus (COVID-19) pandemic has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the twelve months ended December 31, 2021, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

(2)	Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BioCardia Lifesciences, Inc. All material intercompany accounts and transactions have been eliminated during the consolidation process.

(b)	Liquidity – Going Concern

The Company has incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of $128.7 million as of December 31, 2021. Management expects operating losses and negative cash flows to continue through at least the next several years. The Company expects to incur increasing costs as it advances its trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $12.9 million as of December 31, 2021 are not sufficient to fund the Company’s planned expenditures and meet its obligations beyond the fourth quarter of 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates beyond the fourth quarter of 2022, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include share-based compensation, the useful lives of property and equipment, right-of-use assets and related liabilities, incremental borrowing rate, allowances for doubtful accounts and sales returns, clinical accruals and assumptions used for revenue recognition.

(d)	Cash Equivalents

The Company classifies all highly liquid investments with an original maturity date of 90 days or less at the date of purchase as cash equivalents.

(e)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash at reputable U.S. financial institutions, which at times, exceed federally insured limits of $250,000 per customer. On December 31, 2021, the Company’s cash was held by one financial institution and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash and cash equivalents.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts’ receivable portfolio when necessary. The estimate is based on the Company’s historical write-off experience, customer creditworthiness, facts, and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $22,000 and $16,000 as of December 31, 2021 and 2020, respectively.

(g)	Property and Equipment, Net

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

Asset	Estimated useful lives (in years)

Computer equipment and software	3
Laboratory and manufacturing equipment	3
Furniture and fixtures	3
Leasehold improvements	5 years or lease term, if shorter

(h)	Right-of-Use Assets

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

(i)	Long-lived Assets

Impairment assessment of long-lived assets - The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2021, there have been no such impairment losses.

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

(k)	Revenue Recognition

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, it will be classified in current liabilities. The Company receives payments from its customers as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. The Company does not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Deferred revenue totaled $847,000 and $683,000 as of December 31, 2021 and 2020, respectively.

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

(l)	Product Warranties

The Company provides a standard warranty of serviceability on all its products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2021 and 2020.

(m)	Research and Development

The Company’s research and development costs are expensed as incurred. Research and development expense include the costs of basic research activities as well as other research, engineering, and technical effort required to develop new products or services or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses and support costs for collaborative partnering programs wherein the Company provides biotherapeutic delivery systems and customer training and support for their use in clinical trials and studies. The Company’s research and development costs consist primarily of:

•	Salaries, benefits and other personnel-related expenses, including share-based compensation;

•	Fees paid for services provided by clinical research organizations, research institutions, consultants and other outside service providers;

•	Costs to acquire and manufacture materials used in research and development activities and clinical trials;

•	Laboratory consumables and supplies;

•	Facility-related expenses allocated to research and development activities;

•	Fees to collaborators to license technology; and

•	Depreciation expense for equipment used for research and development and clinical purposes.

(n)	Share-Based Compensation

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

(o)	Income Taxes

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

(p)	Fair Value of Financial Instruments

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

(q)	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding and fully vested restricted stock units. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of unvested restricted stock units, warrants to purchase common stock and options outstanding under the stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding since the effects of potentially dilutive securities are antidilutive due to the net loss position.

(r)	Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s financial statement presentation or disclosures.

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table sets forth the fair value of the financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands).

	As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,917	$—	$—	$12,917
Cash in checking account	—	—	—	(45)
Total cash and cash equivalent	$12,917	$—	$—	$12,872

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,662	$—	$—	$20,662
Cash in checking account	—	—	—	745
Total cash and cash equivalent	$20,662	$—	$—	$21,407

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Computer equipment and software	$133	$159
Laboratory and manufacturing equipment	460	550
Furniture and fixtures	26	59
Leasehold improvements	26	332
Construction in progress	74	70
Property and equipment, gross	719	1,170
Less accumulated depreciation	(537)	(1,025)
Property and equipment, net	$182	$145

Depreciation expense totaled approximately $60,000 and $68,000 for the years ended December 31, 2021 and 2020, respectively. All of the Company’s property and equipment is located in the United States.

(5)	Operating Lease Right-of-Use Assets, Net

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s operating lease related to a property lease for its laboratory and corporate offices expired in December 2021, and the Company entered into a new lease which expires in January 2027, with an option for the Company to extend a further 36 months after expiration. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants.

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

The components of lease expense for the year ended December 31, 2021 and 2020, respectively, was as follows (in thousands, except years and percentages):

	December 31,	December 31,
	2021	2020
Straight-line rent expense recognized for operating lease	$623	$601
Variable rent expense recognized for operating lease	322	395
Total rent expense	$945	$996

Weighted average remaining lease term (in years)	5.1	1.0
Weighted average discount rate	10.74%	12.05%

Supplemental cash flow information related to the operating lease was as follows (in thousands):

	December 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$686	$630
Cash lease expense (imputed interest expense component of net income)	43	103
Total rent expense	$729	$733

Future minimum lease payments under the operating lease as of December 31, 2021 are as follows (in thousands):

For the years ending December 31,
2022	$424
2023	471
2024	485
2025	499
2026	514
Thereafter	43
Total undiscounted lease payments	2,436
Less imputed interest	568
Total operating lease liabilities	$1,868

(6)	Collaborative Agreements

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

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued expenses	$240	$87
Accrued salaries and employee benefits	861	961
Accrued clinical trial costs	334	452
Grant liability	590	615
Customer deposits	96	90
Total	$2,121	$2,205

(8)	Note payable under Paycheck Protection Program

On May 1, 2020, BioCardia Lifesciences, Inc. (the Borrower), a wholly owned subsidiary of BioCardia, Inc. (the Company), entered into a promissory note (the Note) with Silicon Valley Bank (the Lender) evidencing an unsecured loan in the aggregate principal amount of $506,413 pursuant to the Paycheck Protection Program (the PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). All the funds under the Note were disbursed to the Borrower on May 1, 2020.

In accordance with the requirements of the CARES Act, the Borrower used the proceeds from the Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrued on the Note at the rate of 1.00% per annum.

On October 7, 2020, the Company applied for forgiveness of the note payable with the Lender. That application for forgiveness of $506,000 and related interest payable of $3,000 was approved in its entirety on November 2, 2020. Accordingly, $509,000 is presented as a gain on extinguishment of Paycheck Protection Program note payable in the accompanying consolidated statement of operations for the year ended December 31, 2020.

(9)	Stockholders’ Equity

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

As of December 31, 2021, the Company had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Warrants – Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2020	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, December 31, 2021	2,424,724	$6.36

(10)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002 (the “2002 Plan”), and the Company assumed the 2002 Plan in the Merger. The Company has not granted or does not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (the “2016 Plan”), and the Company assumed the 2016 Plan in the Merger. BioCardia has granted awards, including incentive stock options and non-qualified stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The number of shares reserved for issuance or transfer pursuant to awards under the 2016 Plan will be increased by (i) the number of shares represented by awards outstanding under 2016 Plan that are returned to the plan because they are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, (ii) if approved by the Administrator of the 2016 Plan, an annual increase on the first day of each fiscal year equal to the lessor of (A) 4% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year; (B) 268,997 shares (1,000,000 shares effective January 1, 2021). As of December 31, 2021, 133,330 shares have been authorized and available for awards under the 2016 Plan.

The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2021 and 2020 was recorded as follows (in thousands):

	Years ended
	December 31,
	2021	2020
Research and development	$795	$1,369
Selling, general and administrative	866	1,583
Total share-based compensation	$1,661	$2,952

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

The following table summarizes activity under the Company’s stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2020	1,114,306	$5.89	7.5	$177.1
Stock options granted	772,435	3.56
Stock options exercised	(1,580)	2.49
Stock options forfeited	(235,350)	4.49
Stock options expired	(125)	5.32
Balance, December 31, 2021	1,649,686	$5.00	7.6	$—
Exercisable, December 31, 2021	762,867	$6.62	6.0	$—
Options vested and expected to vest	1,649,686	$5.00	7.6	$—

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2021, based on the Company’s common stock closing price of $1.94 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The total intrinsic value of options exercised was $3,000 and zero in the years ended December 31, 2021 and 2020, respectively. The weighted average grant-date BSM fair value of options granted during the years ended December 31, 2021 and 2020 was $3.10 and $1.73 per share, respectively.

Employee, Director and Non-employee Share-Based Compensation

During the years ended December 31, 2021 and 2020, the Company granted stock options to certain employees, non-employee directors and non-employees to purchase 772,435 and 342,232 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Years ended
	December 31,
	2021			2020
Risk-free interest rate	0.6	-	1.6%	0.4	-	1.6%
Volatility	110	-	120%	107	-	112%
Dividend yield	None			None
Expected term (in years)	6.25	-	10.0	6.25	-	10.0

Unrecognized share-based compensation for employees, non-employee directors and non-employee options granted through December 31, 2021 is approximately $2.5 million to be recognized over a remaining weighted average service period of 2.8 years.

Share-Based Compensation (RSUs)

During the years ended December 31, 2021 and 2020, respectively, the Company granted to certain members of management 112,583 and 113,976 restricted stock units, or RSUs in lieu of paying bonuses. The fair value of each RSU is estimated on the closing market price of the Company’s common stock on the grant date.

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

The following table summarizes the activity for RSUs during the years ended December 31, 2021 and 2020:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2020	224,311	$4.12
RSUs granted	131,375	3.61
RSUs released	(118,472)	3.73
RSUs forfeited	(36,943)	3.49
Balance, December 31, 2021	200,271	$4.13

RSUs vested and settled are converted into the Company’s common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. Of the 200,271 RSUs outstanding on December 31, 2021, 194,803 RSUs are vested and have not been settled and 5,468 have not yet vested. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for RSUs granted through  December 31, 2021 was approximately $61,000 to be recognized over a remaining weighted average service period of 0.4 years.

(11)	Concentrations

Three customers accounted for approximately 67%, 13% and 13% of total revenues in 2021. Two customers accounted for approximately 70% and 16% of total revenues in 2020. Four customers accounted for approximately 24%, 14%, 12% and 12% of accounts receivable on December 31, 2021. Three customers accounted for approximately 22%, 18% and 11% of accounts receivable on December 31, 2020.

(12)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

	Years ended December 31,
	2021	2020
Net loss	$(12,623)	$(15,004)
Weighted average shares used to compute net loss per share, basic and diluted	16,917,664	10,118,682
Net loss per share, basic and diluted	$(0.75)	$(1.48)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2021	2020

Stock options to purchase common stock	1,649,686	1,114,306
Unvested restricted stock units	5,468	8,200
Common stock warrants	2,424,724	2,424,724
Total	4,079,878	3,547,230

(13)	Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2021 and 2020 was $0 for both years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2021 and 2020. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2021	2020
Tax at federal statutory rate	$(2,651)	$(3,151)
State, net of federal benefit	—	(449)
Research and development credit	(279)	(276)
Share-based compensation	264	649
PPP Note forgiveness	—	(107)
Other	2	2
Change in valuation allowance	2,664	3,332
Total provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2021 and 2020 were as follows (in thousands):

	Years ended December 31,
	2021	2020
Accrued compensation	$191	$225
Inventory adjustments	15	335
Depreciation and amortization	24	90
Share-based compensation	595	686
Net operating loss and tax credit carryforwards	30,277	26,931
Other	2	173
Gross Deferred Tax Asset	31,104	28,440
Valuation Allowance	(31,104)	(28,440)
Net deferred tax asset	$—	$—

The Company had approximately $106.1 million and $62.4 million of federal and state net operating loss (NOL) carryforwards, respectively, as of December 31, 2021. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2022 and 2028 for federal and state purposes, respectively, with 2021, 2020, 2019, and 2018 federal NOLs having no expiration date. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

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

As of December 31, 2021, the Company had federal and state research and development credits of approximately $3.1 million and $2.3 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforwards have no expiration.

The Company does not believe that these assets are realizable on a more likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance. The Company did not have deferred tax liabilities as of December 31, 2021 or 2020. The net increase in the total valuation allowance for the year ended December 31, 2021 was $2.7 million, primarily from the net operating losses generated. The net increase in the total valuation allowance for the year ended December 31, 2020 was $3.3 million, primarily from the net operating losses generated. No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2021	2020
Balance, beginning of year	$1,235	$1,046
Additions based on tax positions related to the current year	158	189
Reductions for tax positions related to prior years	(25)	—
Balance, end of year	$1,368	$1,235

Recognition of approximately $991,000 and $895,000 of unrecognized tax benefits would impact the effective rate at December 31, 2021 and 2020 respectively, if recognized. Increases in 2021 relate to increased research and development activity.

(14)	Contingencies and Contingencies

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

(15)	Grant Funding

In June 2016, the Company entered into a grant agreement with Maryland Technology Development Corporation (TEDCO). TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace. TEDCO administers the Maryland Stem Cell Research Fund to promote State funded stem cell research and cures through financial assistance to public and private entities operating within the State. Under the agreement, TEDCO has agreed to provide the Company an amount not to exceed $750,000 to be used solely to finance the costs to conduct the research project entitled “Heart Failure Trial” over a period of three years. This agreement has been extended to December 31, 2022.

As of December 31, 2021, the Company has received approximately $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $160,000 of the qualifying costs had been incurred as of December 31, 2021. The remaining $590,000 was recorded as grant liability on the consolidated balance sheet at December 31, 2021. The amount is recorded as a liability as the amounts are refundable, should a default by the Company, as defined in the agreement, occur prior to incurring the qualifying costs.

(16)	Related Party Transactions

Litigation Funding Agreement

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

In March 2022, the Company entered into settlement agreements with its litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the confidential agreements, litigation and corporate counsel have agreed to provide credits and refunds of legal fees totaling $688,000, which offset the amounts owed to the Company by the Funder under the Funding Agreement, and to provide up to $300,000 in future discounts on legal services. The Company will remit the discounts, as received, to the Funder on a quarterly basis. As result of the settlement, accounts payable was reduced by $523,000, the $562,000 other receivable due from the related party was eliminated, and a $156,000 related party payable was included in accrued expenses and other current liabilities as of December 31, 2021. This settlement resulted in additional legal expense of $195,000, which is included in selling, general and administrative expenses during the year ended December 31, 2021.

(17)	Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the IRC. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. The Company made matching contributions of $30,000 and $26,000 during the years ended December 31, 2021 and 2020, respectively.

(18)	Subsequent Events

In March 2022 the Company entered into the Litigation Funding Settlement (see Note 16). The Company remitted the $156,000 related party payable to the Funder on March 17, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two fiscal years ended December 31, 2021 and 2020, there were no: (1) disagreements with PKF San Diego, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 9C.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen common stock certificate
4.2(6)#	BioCardia 2002 Stock Plan, as amended
4.3(7)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4*#	BioCardia 2016 Equity Incentive Plan, as amended
4.5(8)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(9)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(10)#	Form of Warrant for Common Stock Purchase Warrants issued December 24, 2018
4.8(11)	Form of Common Stock Purchase Warrant
4.9(12)	Form of Representative’s Warrant
4.10(13)	Description of Registered Securities
4.11(14)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
4.12(15)	Registration Rights Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC.
10.1(16)#	Form of Indemnification Agreement for directors and executive officers
10.2(17)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(18) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.4(19)	Form of Warrant Agreement
10.5(20)	Litigation Funding Agreement dated April 9, 2020, between BSLF, LLC and the Company.
10.6(21)	Consulting Agreement dated February 15, 2021, between the Company and Henricus Duckers, M.D., Ph.D., FESC
10.7(22)	Purchase Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC.
10.8*	Settlement Agreement and Mutual Release, dated March 11, 2022 by and between the Company and BSLF, LLC
10.14*	Lease agreement, dated December 14, 2021 between the Company and the Irvine Company LLC
21.1*	Subsidiaries of the Company
23.1*	Consent of PKF San Diego, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 95 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.

#	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by us on August 14, 2019.
(4)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.
(5)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(8)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(9)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 27, 2018.
(11)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(12)	Previously filed as Exhibit 4.10 to Amendment No. 3 to the registration statement on Form S-1 filed by us on July 23, 2019.
(13)	Previously filed as Exhibit 4.10 to the Annual Report on Form 10-K filed by us on April 9, 2020.
(14)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on May 15, 2020.
(15)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed by us on March 29, 2021.
(16)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(17)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(18)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(19)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(20)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on April 14, 2020.
(21)	Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by us on May 13, 2021.
(22)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on March 29, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman, Ph.D.
Peter Altman, Ph.D.
President and Chief Executive Officer

Date: March 29, 2022

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

Signature	Title	Date

/s/ Peter Altman, Ph.D.	President and Chief Executive Officer and Director	March 29, 2022
(Peter Altman, Ph.D.)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	March 29, 2022
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Andrew Blank	Chairman of the Board	March 29, 2022
(Andrew Blank)

/s/ Jim Allen	Director	March 29, 2022
(Jim Allen)

/s/ Richard Krasno, Ph.D.	Director	March 29, 2022
(Richard Krasno, Ph.D.)

/s/ Krisztina Zsebo, Ph.D.	Director	March 29, 2022
(Krisztina Zsebo, Ph.D.)

/s/ Jay M. Moyes	Director	March 29, 2022
(Jay M. Moyes)

/s/ Simon H. Stertzer, M.D.	Director	March 29, 2022
(Simon H. Stertzer, M.D.)