Form 10-Q
period 2022-03-31
BioCardia, Inc.
filed 2022-05-11
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

There were 17,446,265 shares of the registrant’s Common Stock issued and outstanding as of May 1, 2022.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,930	$12,872
Accounts receivable, net of allowance for doubtful accounts of $13 and $22 as of March 31, 2022 and December 31, 2021	326	147
Prepaid expenses and other current assets	405	462
Total current assets	10,661	13,481
Property and equipment, net	195	182
Operating lease right-of-use asset, net	1,812	1,883
Other assets	172	172
Total assets	$12,840	$15,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$764	$507
Accrued expenses and other current liabilities	1,920	2,121
Deferred revenue	948	847
Operating lease liability - current	281	237
Total current liabilities	3,913	3,712
Operating lease liability - noncurrent	1,558	1,631
Total liabilities	5,471	5,343
Commitments and contingencies (Notes 1, 2, 5 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 16,871,265 shares issued and outstanding as of March 31, 2022 and December 31, 2021	17	17
Additional paid-in capital	139,374	139,055
Accumulated deficit	(132,022)	(128,697)
Total stockholders’ equity	7,369	10,375
Total liabilities and stockholders’ equity	$12,840	$15,718

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2022	2021
Revenue:
Net product revenue	$1	$—
Collaboration agreement revenue	59	46
Total revenue	$60	46
Costs and expenses:
Research and development	2,186	1,841
Selling, general and administrative	1,201	1,177
Total costs and expenses	3,387	3,018
Operating loss	(3,327)	(2,972)
Other income (expense):
Total other income, net	2	3
Net loss	$(3,325)	$(2,969)

Net loss per share, basic and diluted	$(0.19)	$(0.18)

Weighted-average shares used in computing net loss per share, basic and diluted	17,066,068	16,569,268

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock	453,832	1	1,933	—	1,934
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	416	—	416
Net loss	—	—	—	(2,969)	(2,969)
Balance at March 31, 2021	16,792,893	$17	$137,588	$(119,043)	$18,562

Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375
Share-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,325)	(3,325)
Balance at March 31, 2022	16,871,265	$17	$139,374	$(132,022)	$7,369

See accompanying notes to condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(3,325)	$(2,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	14
Reduction in the carrying amount of right-of-use assets	71	135
Share-based compensation	319	416
Changes in operating assets and liabilities:
Accounts receivable	(179)	42
Prepaid expenses and other current assets	57	57
Other receivable due from related party	—	(5)
Accounts payable	257	99
Accrued liabilities and other current liabilities	(201)	(23)
Deferred revenue	101	497
Operating lease liability	(29)	(146)
Net cash used in operating activities	(2,913)	(1,883)
Investing activities:
Purchase of property and equipment	(29)	(27)
Net cash used in investing activities	(29)	(27)
Financing activities:
Proceeds from sales of common stock	—	2,000
Proceeds from exercise of common stock options	—	5
Net cash provided by financing activities	—	2,005
Net change in cash and cash equivalents	(2,942)	95
Cash and cash equivalents at beginning of period	12,872	21,407
Cash and cash equivalents at end of period	$9,930	$21,502
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$—	$66

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $132.0 million as of March 31, 2022. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $9.9 million as of March 31, 2022 are not sufficient to fund the Company’s planned expenditures and meet its obligations beyond the first quarter of 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates beyond the first quarter of 2023, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

(e)	Changes to Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in its Annual Report on Form 10-K filed March 29, 2022 for the year ended December 31, 2021. There have been no changes to those policies.

(f)	Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB), including its Emerging Issues Task Force did not or are not believed by management to have a material impact on our financial statement presentation or disclosures.

(3)	Fair Value Measurement

The fair value of financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We follow a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of March 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,719	$—	$—	$9,719
Cash in checking account	—	—	—	211
Total cash and cash equivalents	$9,719	$—	$—	$9,930

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,917	$—	$—	$12,917
Cash in checking account	—	—	—	(45)
Total cash and cash equivalents	$12,917	$—	$—	$12,872

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment and software	$140	$133
Laboratory and manufacturing equipment	481	460
Furniture and fixtures	27	26
Leasehold improvements	26	26
Construction in progress	74	74
Property and equipment, gross	748	719
Less accumulated depreciation	(553)	(537)
Property and equipment, net	$195	$182

Depreciation expense totaled approximately $16,000 and $14,000 for the three months ended March 31, 2022 and 2021, respectively.

(5)	Operating Lease Right-of-Use Asset, Net

Our operating lease related to a property lease for our laboratory and corporate offices expired in December 2021, and we entered into a new lease which expires in January 2027, with an option for us to extend a further 36 months after expiration. Our lease agreements do not contain any material residual guarantees or material restrictive covenants. We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. We used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. Variable rent expense is made up of expenses for common area maintenance and shared utilities and were not included in the determination of the present value of lease payments. We have no finance leases.

Our lease expense for the three months ended March 31, 2022 and 2021 was $121,000 and $150,000, respectively. The cash paid under the operating lease for base rent for the three months ended March 31, 2022 and 2021 was $97,000 and $162,000, respectively. On March 31, 2022, the weighted average remaining lease term was 4.84 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of March 31, 2022 are as follows (in thousands):

Remainder of 2022	$343
2023	471
2024	485
2025	499
2026	514
2027	44
Total undiscounted lease payments	$2,356
Less imputed interest	517
Total operating lease liabilities	$1,839

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued expenses	$34	$240
Accrued salaries and employee benefits	895	861
Accrued clinical trial costs	304	334
Grant liability	587	590
Customer deposits	96	96
Payable to Related Party	4	—
Total	$1,920	$2,121

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance as of December 31, 2021	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance as of March 31, 2022	2,424,724	$6.36

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

As of March 31, 2022, the Company had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2022 and 2021 was recorded as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development	$127	$206
Selling, general and administrative	192	210
Total share-based compensation	$319	$416

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2021	1,649,686	$5.00	7.5	$177.1
Stock options granted	35,000	2.02
Stock options exercised	—
Stock options forfeited	(68,105)	4.02
Stock options expired	(217)	5.32
Balance, March 31, 2022	1,616,364	$4.98	7.6	$2.5
Exercisable, March 31, 2022	795,547	$6.46	6.2	$—

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2022 is approximately $2.2 million to be recognized over a remaining weighted average service period of 2.7 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

Weighted
average
grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2021	200,271	$4.13
RSUs granted	—
RSUs released	—
RSUs forfeited	—
Balance, March 31, 2022	200,271	$4.13

RSUs vested and settled are converted into the Company’s common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. Of the 200,271 RSUs outstanding on March 31, 2022, 194,803 RSUs are vested and have not been settled and 5,468 have not yet vested. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through March 31, 2022 is approximately $58,000 to be recognized over a remaining weighted average service period of 0.2 years.

(9)	Net Loss per Share

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2022	2021

Stock options to purchase common stock	1,616,364	1,086,808
Unvested restricted stock units	5,468	8,200
Common stock warrants	2,424,724	2,424,724
Total	4,046,556	3,519,732

(10)	Income Taxes

During the three months ended March 31, 2022 and 2021, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2022, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)	Related Party Transactions

On April 9, 2020, the Company entered into a Litigation Funding Agreement (the Funding Agreement) with BSLF, L.L.C. (the Funder), an entity owned and controlled by Andrew Blank, Chair of BioCardia’s board of directors, for the purpose of funding the Company’s legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the Litigation). On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement and all claims were dismissed.

In March 2022, the Company entered into settlement agreements with its litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the confidential agreements, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to the Company by the Funder under the Funding Agreement, and to provide up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, The Company will remit the discounts, as received, to the Funder on a quarterly basis. As a result of the settlement, accounts payable was reduced by $523,000, the $562,000 other receivable due from the related party was eliminated, and a $156,000 related party payable was included in accrued expenses and other current liabilities as of December 31, 2021. The Company remitted the $156,000 related party payable to the Funder on March 17, 2022. During the three months ended March 31, 2022, the Company received discounts from its litigation service providers totaling $4,000 which has been recorded as a related party payable in accrued expenses and other current liabilities as of March 31, 2022.

(12)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the periods presented, these governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

(13)	Subsequent Events

On April 12, 2022, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $10.5 million (the “ATM Offering”). The Company is not obligated to sell any Shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, the Company will pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. In April 2022, the Company sold 575,000 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, those listed in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward

Overview

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

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for heart failure which develops after a patient has a heart attack (BCDA-01). The trial is active at 26 clinical sites and 111 patients have been enrolled to date, with 7 additional control patients having crossed over to receive therapy.

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

Enrollment in the CardiAMP Heart Failure Trial remains our primary focus. We expect enrollment to improve in the months ahead due to:

●	reduced impact of COVID-19;
●	FDA’s January 2022 grant of the Breakthrough Device Designation for the CardiAMP Cell Therapy;
●	Health Canada’s February 2022 issuance of a No Objection Letter, allowing expansion of the study to Canadian sites;
●	CMS’s March 2022 issuance of procedure code C9782, which applies to both of our CardiAMP Cell Therapy clinical trials;
●	our active efforts to include patients whose insurance does not cover the study;
●	our previously obtained FDA authorization to provide therapy for patients in the control arm of the trial that otherwise would not receive therapy after the two-year follow-up; and
●	enhanced outreach to sites and increased clinical marketing activities.

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

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP pivotal trials qualify for Medicare national coverage. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials. In March of 2022, the United States Center for Medicare and Medicaid Services (CMS) issued a new reimbursement code (designated C9782) for the CardiAMP Cell Therapy procedures. The code is for a blinded procedure for NYHA class II or III heart failure, or Canadian Cardiovascular Society class III or IV chronic refractory angina; transcatheter intramyocardial transplantation of autologous bone marrow cells or placebo control, autologous bone marrow harvesting and preparation for transplantation, left heart catheterization including ventriculography, all laboratory service and all imaging with or without guidance, performed in approved IDE study. This new CMS code was available to submitting hospitals performing the CardiAMP cell therapy procedure beginning on April 1, 2022, enabling clear reimbursement for the study procedure for both the treatment and control arms of both pivotal cell therapy trials.

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

In April 2022, the FDA approved the Company’s Investigational New Drug (IND) for a Phase I/II trial for the use of this allogeneic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 (BCDA-04). This allows the Company to initiate its First-in-Human Phase I/II trial in adult patients recovering from ARDS due to COVID-19, with trial initiation expected in the third quarter of 2022. The first part of the clinical trial will evaluate increasing dosages of the NK1R+ MSCs and the optimal dose will be taken to Phase II in a randomized study in adult patients recovering from ARDS due to COVID-19.

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

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash and cash equivalents.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various judgements that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Revenue:
Net product revenue	$1	$—
Collaboration agreement revenue	59	46
Total revenue	60	46
Costs and expenses:
Research and development	2,186	1,841
Selling, general and administrative	1,201	1,177
Total costs and expenses	3,387	3,018
Operating loss	(3,327)	(2,972)
Other income (expense):
Total other income, net	2	3
Net loss	$(3,325)	$(2,969)

Revenue.   Revenue increased to $60,000 in the first quarter of 2022 as compared to $46,000 in the first quarter of 2021. The amount and timing of collaboration revenues is largely dependent on our partners clinical activities and may be inconsistent and create significant quarter-to-quarter variation in our revenues.

Research and Development Expenses.  Research and development expenses increased by $345,000 to $2,186,000 during the first quarter of 2022 compared to the first quarter of 2021, primarily due to increased clinical service provider costs and clinical site expenses in conducting the CardiAMP Heart Failure Trial.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of 2022 remained relatively consistent at $1,201,000 compared to $1,177,000 in the first quarter of 2021.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2022, we had an accumulated deficit of approximately $132.0 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of March 31, 2022, we had cash and cash equivalents of approximately $9.9 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,913)	$(1,883)
Investing activities	(29)	(27)
Financing activities	—	2,005
Net increase (decrease) in cash and cash equivalents	$(2,942)	$95

Cash Flows from Operating Activities. The increase in overall spending for operating activities of approximately $1.0 million through the first quarter of 2022 compared to the first quarter of 2021 related primarily to the timing of advance payments from collaboration partners coupled with increased research and development expenses.

Cash Flows from Investing Activities. Net cash used in investing activities of $29,000 and $27,000 during the first quarter of 2022 and 2021 respectively, consists of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $2.0 million during the first quarter of 2021 consisted primarily of gross proceeds from the sale of common stock in March 2021.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. We expect to use the proceeds from this agreement for general corporate purposes and working capital. As of March 31, 2022, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald ATM Offering

On April 12, 2022, we entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $10.5 million (the “ATM Offering”). We are not obligated to sell any Shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. In April 2022, we sold 575,000 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.5 million.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $9.9 million as of March 31, 2022 and the $1.5 million received in April from the ATM Offering are not sufficient to fund our planned expenditures and meet our obligations beyond the first quarter of 2023. In order to continue development of our therapeutic candidates beyond the first quarter of 2023, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of March 31, 2022 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may be forced to liquidate assets. In such a scenario, the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in our condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended March 31, 2022.

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

Interest Rate Risk

As of March 31, 2022, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We expect to hold our 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) on June 10, 2022, and we filed our proxy statement for the 2022 Annual Meeting on April 27, 2022.

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

BIOCARDIA, INC. (Registrant)

Date: May 11, 2022	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)