Form 10-Q
period 2022-06-30
BioCardia, Inc.
filed 2022-08-10
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21419

BioCardia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2753988
(State or another jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

There were 17,758,194 shares of the registrant’s Common Stock issued and outstanding as of August 1, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,614	$12,872
Accounts receivable, net of allowance for doubtful accounts of $13 and $22 as of June 30, 2022 and December 31, 2021	211	147
Prepaid expenses and other current assets	327	462
Total current assets	9,152	13,481
Property and equipment, net	204	182
Operating lease right-of-use asset, net	1,739	1,883
Other assets	171	172
Total assets	$11,266	$15,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$999	$507
Accrued expenses and other current liabilities	1,763	2,121
Deferred revenue	—	847
Operating lease liability - current	292	237
Total current liabilities	3,054	3,712
Operating lease liability - noncurrent	1,478	1,631
Total liabilities	4,532	5,343
Commitments and contingencies (Notes 1, 2, 5 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,758,194 and 16,871,265 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	18	17
Additional paid-in capital	141,235	139,055
Accumulated deficit	(134,519)	(128,697)
Total stockholders’ equity	6,734	10,375
Total liabilities and stockholders’ equity	$11,266	$15,718

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Net product revenue	$—	$—	$1	$—
Collaboration agreement revenue	974	69	1,033	115
Total revenue	$974	69	1,034	115
Costs and expenses:
Research and development	2,304	2,362	4,490	4,203
Selling, general and administrative	1,166	1,196	2,367	2,373
Total costs and expenses	3,470	3,558	6,857	6,576
Operating loss	(2,496)	(3,489)	(5,823)	(6,461)
Other income (expense):
Total other income (expense), net	(1)	2	1	5
Net loss	$(2,497)	$(3,487)	$(5,822)	$(6,456)

Net loss per share, basic and diluted	$(0.14)	$(0.20)	$(0.34)	$(0.38)

Weighted-average shares used in computing net loss per share, basic and diluted	17,651,892	17,047,411	17,360,598	16,809,661

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock, net of issuance costs of $67	453,832	1	1,933	—	1,934
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	416	—	416
Net loss	—	—	—	(2,969)	(2,969)
Balance at March 31, 2021	16,792,893	$17	$137,588	$(119,043)	$18,562
Share-based compensation	—	—	384	—	384
Restricted stock units vested and issued	78,372	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	214	—	214
Net loss	—	—	—	(3,487)	(3,487)
Balance at June 30, 2021	16,871,265	$17	$138,186	$(122,530)	$15,673

Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375
Share-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,325)	(3,325)
Balance at March 31, 2022	16,871,265	$17	$139,374	$(132,022)	$7,369
Restricted stock units vested and issued	311,929	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	271	—	271
Sale of common stock, net of issuance costs of $232	575,000	1	1,286	—	1,287
Share-based compensation	—	—	304	—	304
Net loss	—	—	—	(2,497)	(2,497)
Balance at June 30, 2022	17,758,194	$18	$141,235	$(134,519)	$6,734

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(5,822)	$(6,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	30
Reduction in the carrying amount of right-of-use assets	144	274
Share-based compensation	623	800
Changes in operating assets and liabilities:
Accounts receivable	(64)	3
Prepaid expenses and other current assets	136	48
Other receivable due from related party	—	56
Accounts payable	425	210
Accrued liabilities and other current liabilities	(87)	(149)
Deferred revenue	(847)	734
Operating lease liability	(98)	(298)
Net cash used in operating activities	(5,558)	(4,748)
Investing activities:
Purchase of property and equipment	(54)	(55)
Net cash used in investing activities	(54)	(55)
Financing activities:
Proceeds from sales of common stock	1,519	2,001
Issuance costs of sale of common stock	(165)	(67)
Proceeds from exercise of common stock options	—	5
Net cash provided by financing activities	1,354	1,939
Net change in cash and cash equivalents	(4,258)	(2,864)
Cash and cash equivalents at beginning of period	12,872	21,407
Cash and cash equivalents at end of period	$8,614	$18,543
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$67	$66
Issuance of restricted stock units in lieu of cash bonus obligations	401	393

See accompanying notes to the unaudited condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $134.5 million as of June 30, 2022. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $8.6 million as of June 30, 2022 are not sufficient to fund the Company’s planned expenditures and meet its obligations beyond the first quarter of 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,519	$—	$—	$8,519
Cash in checking account	—	—	—	95
Total cash and cash equivalents	$8,519	$—	$—	$8,614

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,917	$—	$—	$12,917
Cash in checking account	—	—	—	(45)
Total cash and cash equivalents	$12,917	$—	$—	$12,872

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment and software	$142	$133
Laboratory and manufacturing equipment	496	460
Furniture and fixtures	27	26
Leasehold improvements	26	26
Construction in progress	82	74
Property and equipment, gross	773	719
Less accumulated depreciation	(569)	(537)
Property and equipment, net	$204	$182

Depreciation expense totaled $16,000 and $32,000 for the three and six months ended June 30, 2022, respectively. Depreciation expense totaled $16,000 and $30,000 for the three and six months ended June 30, 2021, respectively.

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

Our lease expense for the three and six months ended June 30, 2022 was $120,000 and $241,000, respectively. Our lease expense for the three and six months ended June 30, 2021 was $150,000 and $301,000, respectively. The cash paid under the operating lease for base rent for the three and six months ended June 30, 2022 was $76,000 and $173,000, respectively. The cash paid under the operating lease during the three and six months ended June 30, 2021 was $162,000 and $324,000, respectively. On June 30, 2022, the weighted average remaining lease term was 4.59 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$229
2023	471
2024	485
2025	499
2026	514
2027	44
Total undiscounted lease payments	$2,242
Less imputed interest	472
Total operating lease liabilities	$1,770

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expenses	$29	$240
Accrued salaries and employee benefits	734	861
Accrued clinical trial costs	301	334
Grant liability	562	590
Customer deposits	90	96
Payable to related party	47	—
Total	$1,763	$2,121

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance as of December 31, 2021	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance as of June 30, 2022	2,424,724	$6.36

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

As of June 30, 2022, the Company had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald Sales agreement - On April 12, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $10.5 million (the ATM Offering). The Company is not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, the Company will pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. In April 2022, the Company sold 575,000 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.5 million, with associated issuance costs of $232,000.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2022 and 2021 was recorded as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$130	$211	$257	$417
Selling, general and administrative	174	173	366	383
Total share-based compensation	$304	$384	$623	$800

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2021	1,649,686	$5.00	7.6	$—
Stock options granted	504,949	1.53
Stock options exercised	—
Stock options forfeited	(90,688)	3.68
Stock options expired	(3,111)	9.55
Balance, June 30, 2022	2,060,836	$4.20	7.9	$—
Exercisable, June 30, 2022	955,545	$5.99	6.5	$—

Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2022 is approximately $2.5 million to be recognized over a remaining weighted average service period of 2.8 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2021	200,271	$4.13
RSUs granted	269,204	1.49
RSUs released	(311,929)	2.74
RSUs forfeited	(87,718)	1.49
Balance, June 30, 2022	69,828	$3.44

RSUs vested and settled are converted into the Company’s common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. Of the 69,828 RSUs outstanding on June 30, 2022, 67,094 RSUs are vested and have not been settled and 2,734 have not yet vested. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through June 30, 2022 is approximately $55,000 to be recognized over a remaining weighted average service period of 0.2 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2022	2021

Stock options to purchase common stock	2,060,836	1,685,059
Unvested restricted stock units	2,734	5,468
Common stock warrants	2,424,724	2,424,724
Total	4,488,294	4,115,251

(10)	Income Taxes

During the three and six months ended June 30, 2022 and 2021, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2022, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

In March 2022, the Company entered into settlement agreements with its litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the confidential agreements, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to the Company by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, the Company will remit the discounts, as received, to the Funder on a quarterly basis. As a result of the settlement, accounts payable was reduced by $523,000, the $562,000 receivable due from the related party was eliminated, and a $156,000 related party payable was included in accrued expenses and other current liabilities as of December 31, 2021. The Company remitted the $156,000 related party payable to the Funder on March 17, 2022. During the three and six months ended June 30, 2022, the Company received discounts totaling $43,000 and $47,000, respectively, with the total $47,000 recorded as a related party payable in accrued expenses and other current liabilities as of June 30, 2022.

(12)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the periods presented, the governmental actions and similar actions that may be enacted in the future, and the widespread economic disruption arising from the pandemic, have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

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

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for heart failure which develops after a patient has a heart attack (BCDA-01). The trial is active at 26 clinical sites and 114 patients have been enrolled to date, with 10 additional control patients having crossed over to receive therapy.

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

In February 2022, the independent Data Safety Monitoring Board (DSMB) completed a prespecified data review, including a risk-benefit assessment. Following the review, the DSMB indicated that it had no significant safety concerns and recommended that the study continue as designed. The next prespecified formal DSMB review is scheduled for August 30, 2022, which will assess both safety and futility of the trial. The results from this review should be made available in the days following the review.

In February 2022, Health Canada, the country’s health services agency, sent BioCardia a No Objection Letter, allowing the CardiAMP Heart Failure Trial to expand into Canada. Four world-class Canadian clinical sites are currently working through the activation process to begin enrolling patients in the near future. The first of these four new Canadian sites, the Ottawa Heart Institute is now actively enrolling in the trial.

Enrollment in the CardiAMP Heart Failure Trial remains our primary focus. We expect enrollment to improve in the months ahead due to:

●	reduced impact of COVID-19;
●	FDA’s January 2022 grant of the Breakthrough Device Designation for the CardiAMP Cell Therapy;
●	Health Canada’s February 2022 issuance of a No Objection Letter, allowing expansion of the study to Canadian sites;
●	CMS’s March 2022 issuance of procedure code C9782, which applies to both of our CardiAMP Cell Therapy clinical trials;
●	CMS’s May 2022 retroactive payment increase for procedure code C9782;
●	our active efforts to include patients whose insurance does not cover the study;
●	our previously obtained FDA authorization to provide therapy for patients in the control arm of the trial that otherwise would not receive therapy after the two-year follow-up, and
●	enhanced outreach to sites and increased clinical marketing activities.

The Company is actively pursuing approval for the CardiAMP Cell Therapy System for the treatment of ischemic heart failure in Japan and had its second consultation with Japan’s Pharmaceutical and Medical Device Agency (PMDA) on July 15, 2022.

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

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP pivotal trials qualify for Medicare national coverage. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials. In May of 2022, the United States Center for Medicare and Medicaid Services (CMS) updated our recently issued reimbursement code (designated C9782) for the CardiAMP Cell Therapy procedures. The code is for a "blinded procedure for New York Heart Association (NYHA) Class II or III heart failure, or Canadian Cardiovascular Society (CCS) Class III or IV chronic refractory angina; transcatheter intramyocardial transplantation of autologous bone marrow cells (e.g., mononuclear) or placebo control, autologous bone marrow harvesting and preparation for transplantation, left heart catheterization including ventriculography, all laboratory services, and all imaging with or without guidance (e.g., transthoracic echocardiography, ultrasound, fluoroscopy), all device(s), performed in an approved Investigational Device Exemption (IDE) study.” They also assigned the code to an Ambulatory Payment Code level of up to $20,000.

This new CMS code and reimbursement level is available to submitting hospitals performing the CardiAMP cell therapy procedure beginning on April 1, 2022, enabling clear reimbursement for the study procedure for both the treatment and control arms of both pivotal cell therapy trials.

ALLOGENEIC Cell Therapy for Cardiac and Pulmonary Disease (BCDA-03 and BCDA-04)

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive mesenchymal stem cells (NK1R+ MSC). This “off the shelf” mesenchymal cell therapy is being advanced for cardiac and pulmonary disease.  BioCardia’s established and certified ISO 7 cleanroom has been developed to manufacture its allogeneic NK1R+MSC investigational cell therapy products.

We are working to secure FDA acceptance of an IND application for a Phase I/II trial to deliver these allogeneic cells for the treatment of ischemic systolic heart failure. We have completed the manufacturing validation runs and stability testing for the Chemistry Manufacturing and Controls section of the IND and preclinical pharmacology toxicology animal testing was initiated. These animal studies have been completed and we are awaiting formal results. Should the results be in line with our previous results, we expect to submit the IND application promptly thereafter.

In April 2022, the FDA approved the Company’s Investigational New Drug (IND) for a Phase I/II trial for the use of this allogeneic cell therapy for ARDS caused by COVID-19 (BCDA-04). This allows the Company to initiate its First-in-Human Phase I/II trial in adult patients recovering from Acute Respiratory Distress Syndrome (ARDS) due to COVID-19, with trial initiation expected in 2022. The first part of the clinical trial will evaluate increasing dosages of the NK1R+ MSCs and the optimal dose will be taken to Phase II in a randomized study in adult patients recovering from ARDS due to COVID-19. This therapy is intended to address the enormous unmet need of sustained local and systemic inflammation after a patient is taken off respirator support with goals of accelerating recovery, enhancing survival and reducing both relapse and rehospitalization.

Recent Developments

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced significant disruption to the Company’s business and delays in the Company’s development programs and regulatory and commercialization timelines, including adverse impact to our operations at certain clinical sites involved in our ongoing clinical studies. The COVID-19 pandemic could continue to adversely affect our business, results of operations, financial condition and/or liquidity in the future. These adverse impacts could include delayed or slowed enrollment of our, or our collaborators’, planned or ongoing clinical trials, delayed or cancelled clinical site initiations, delayed regulatory review for regulatory approvals, delayed commercialization of one or more of our product candidates, if approved, and workforce shortages. Our production capabilities, or those of our partners or suppliers, and our supply chains could also be adversely impacted.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Net product revenue	$—	$—	$1	$—
Collaboration agreement revenue	974	69	1,033	115
Total revenue	974	69	1,034	115
Costs and expenses:
Research and development	2,304	2,362	4,490	4,203
Selling, general and administrative	1,166	1,196	2,367	2,373
Total costs and expenses	3,470	3,558	6,857	6,576
Operating loss	(2,496)	(3,489)	(5,823)	(6,461)
Other income (expense):
Total other income (expense), net	(1)	2	1	5
Net loss	$(2,497)	$(3,487)	$(5,822)	$(6,456)

Revenue.   Revenue increased to $974,000 in the second quarter of 2022 as compared to $69,000 in the second quarter of 2021, and from $1,033,000 in the six months ended June 30, 2022 as compared to $115,000 in the six months ended June 30, 2021, primarily due to fulfilment of deliverables and completion of collaborative agreements due to the passage of time. The Company’s performance obligations were deemed to be fulfilled, and thus revenues were recognized. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant quarter-to- quarter variation in our revenues.

Research and Development Expenses.  Research and development expenses decreased to $2,304,000 in the second quarter of 2022 as compared to $2,362,000 in the second quarter of 2021. Research and development expenses increased to $4,490,000 in the six months ended June 30, 2022 as compared to $4,203,000 in the six months ended June 30, 2021 primarily due increasing expenses in support of the CardiAMP Heart Failure Trial.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $1,166,000 in the second quarter of 2022 as compared to $1,196,000 in the second quarter of 2021. Selling, general and administrative expenses decreased to $2,367,000 in the six months ended June 30, 2022 as compared to $2,373,000 in the six months ended June 30, 2021.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2022, we had an accumulated deficit of approximately $134.5 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of June 30, 2022, we had cash and cash equivalents of approximately $8.6 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(5,558)	$(4,748)
Investing activities	(54)	(55)
Financing activities	1,354	1,939
Net decrease in cash and cash equivalents	$(4,258)	$(2,864)

Cash Flows from Operating Activities. The increase in overall spending for operating activities of approximately $0.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 related primarily to the timing of payments from collaboration partners.

Cash Flows from Investing Activities. Net cash used in investing activities of $54,000 and $55,000 during the six months ended June 30, 2022 and 2021 respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $1.4 million during the first six months ended June 30, 2022 related primarily to proceeds from the sale of common stock in April 2022. Net cash provided by financing activities of approximately $1.9 million during the first six months ended June 30, 2021 related primarily to proceeds from the sale of common stock in in March 2021.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. We expect to use the proceeds from this agreement for general corporate purposes and working capital. As of June 30, 2022, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald ATM Offering

On April 12, 2022, we entered into a sales agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $10.5 million (the ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. In April 2022, we sold 575,000 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.5 million, with associated issuance costs of $232,000.

Future Funding Requirements

To date, we have generated modest revenues. We do not know when, or if, we will generate any revenue from our development stage biotherapeutic programs. We do not expect to generate any revenue from sales of our autologous and allogeneic cell therapy candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. In addition, subject to obtaining regulatory approval for any of our therapeutic candidates and companion diagnostic, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the cash and cash equivalents of $8.6 million as of June 30, 2022 are not sufficient to fund our planned expenditures and meet our obligations beyond the first quarter of 2023. In order to continue development of our therapeutic candidates beyond the first quarter of 2023, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of June 30, 2022 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended June 30, 2022.

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

Interest Rate Risk

As of June 30, 2022, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: August 10, 2022	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)