Form 10-Q
period 2022-09-30
BioCardia, Inc.
filed 2022-11-09
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

There were 17,841,927 shares of the registrant’s Common Stock issued and outstanding as of November 1, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022 (unaudited)	2021
Assets

Current assets:
Cash and cash equivalents	$6,667	$12,872
Accounts receivable, net of allowance for doubtful accounts of $13 and $22 as of September 30, 2022 and December 31, 2021	300	147
Prepaid expenses and other current assets	187	462
Total current assets	7,154	13,481
Property and equipment, net	189	182
Operating lease right-of-use asset, net	1,664	1,883
Other assets	172	172
Total assets	$9,179	$15,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$887	$507
Accrued expenses and other current liabilities	2,115	2,121
Deferred revenue	378	847
Operating lease liability - current	304	237
Total current liabilities	3,684	3,712
Operating lease liability - noncurrent	1,398	1,631
Total liabilities	5,082	5,343
Commitments and contingencies (Notes 1, 2, 5 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,841,927 and 16,871,265 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	18	17
Additional paid-in capital	141,655	139,055
Accumulated deficit	(137,576)	(128,697)
Total stockholders’ equity	4,097	10,375
Total liabilities and stockholders’ equity	$9,179	$15,718

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Net product revenue	$2	$1	$3	$1
Collaboration agreement revenue	210	820	1,243	935
Total revenue	212	821	1,246	936
Costs and expenses:
Research and development	2,144	2,240	6,634	6,443
Selling, general and administrative	1,128	1,289	3,495	3,662
Total costs and expenses	3,272	3,529	10,129	10,105
Operating loss	(3,060)	(2,708)	(8,883)	(9,169)
Other income (expense):
Total other income, net	3	2	4	7
Net loss	$(3,057)	$(2,706)	$(8,879)	$(9,162)

Net loss per share, basic and diluted	$(0.17)	$(0.16)	$(0.51)	$(0.54)

Weighted-average shares used in computing net loss per share, basic and diluted	17,844,991	17,066,068	17,523,837	16,867,652

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock, net of issuance costs of $67	453,832	1	1,933	—	1,934
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	416	—	416
Net loss	—	—	—	(2,969)	(2,969)
Balance at March 31, 2021	16,792,893	$17	$137,588	$(119,043)	$18,562
Share-based compensation	—	—	384	—	384
Restricted stock units vested and issued	78,372	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	214	—	214
Net loss	—	—	—	(3,487)	(3,487)
Balance at June 30, 2021	16,871,265	$17	$138,186	$(122,530)	$15,673
Share-based compensation	—	—	437	—	437
Refund of issuance costs on sale of common stock	—	—	8	—	8
Net loss	—	—	—	(2,706)	(2,706)
Balance at September 30, 2021	16,871,265	$17	$138,631	$(125,236)	$13,412

Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375
Share-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,325)	(3,325)
Balance at March 31, 2022	16,871,265	$17	$139,374	$(132,022)	$7,369
Restricted stock units vested and issued	311,929	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	271	—	271
Sale of common stock, net of issuance costs of $232	575,000	1	1,286	—	1,287
Share-based compensation	—	—	304	—	304
Net loss	—	—	—	(2,497)	(2,497)
Balance at June 30, 2022	17,758,194	$18	$141,235	$(134,519)	$6,734
Restricted stock units vested and issued	17,029	—	—	—	—
Sale of common stock, net of refund of issuance costs of $1	66,704	—	140	—	140
Share-based compensation	—	—	280	—	280
Net loss	—	—	—	(3,057)	(3,057)
Balance at September 30, 2022	17,841,927	$18	$141,655	$(137,576)	$4,097

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(8,879)	$(9,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	45
Reduction in the carrying amount of right-of-use assets	219	418
Share-based compensation	903	1,237
Changes in operating assets and liabilities:
Accounts receivable	(153)	34
Prepaid expenses and other current assets	275	97
Other receivable due from related party	—	56
Accounts payable	380	100
Accrued expenses and other current liabilities	265	34
Deferred revenue	(469)	203
Operating lease liability	(166)	(453)
Net cash used in operating activities	(7,564)	(7,391)
Investing activities:
Purchase of property and equipment	(68)	(75)
Net cash used in investing activities	(68)	(75)
Financing activities:
Proceeds from sales of common stock	1,658	2,001
Issuance costs of sale of common stock	(231)	(59)
Proceeds from exercise of common stock options	—	5
Net cash provided by financing activities	1,427	1,947
Net change in cash and cash equivalents	(6,205)	(5,519)
Cash and cash equivalents at beginning of period	12,872	21,407
Cash and cash equivalents at end of period	$6,667	$15,888
Supplemental disclosure of noncash investing and financing activities:
Issuance of restricted stock units in lieu of cash bonus obligations	$401	$393

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $137.6 million as of September 30, 2022. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of approximately $6.7 million as of September 30, 2022 are not sufficient to fund the Company’s planned expenditures and meet its obligations beyond April 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates beyond April 2023, will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

The following table sets forth the fair value of its financial assets measured on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of September 30, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,292	$—	$—	$6,292
Cash in checking account	—	—	—	375
Total cash and cash equivalents	$6,292	$—	$—	$6,667

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,917	$—	$—	$12,917
Cash in checking account	—	—	—	(45)
Total cash and cash equivalents	$12,917	$—	$—	$12,872

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment and software	$157	$133
Laboratory and manufacturing equipment	575	460
Furniture and fixtures	27	26
Leasehold improvements	26	26
Construction in progress	2	74
Property and equipment, gross	787	719
Less accumulated depreciation	(598)	(537)
Property and equipment, net	$189	$182

Depreciation expense totaled $29,000 and $61,000 for the three and nine months ended September 30, 2022, respectively. Depreciation expense totaled $15,000 and $45,000 for the three and nine months ended September 30, 2021, respectively.

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

Our lease expense for the three and nine months ended September 30, 2022 was $121,000 and $362,000, respectively. Our lease expense for the three and nine months ended September 30, 2021 was $150,000 and $451,000, respectively. The cash paid under the operating lease for base rent for the three and nine months ended September 30, 2022 was $114,000 and $287,000, respectively. The cash paid under the operating lease during the three and nine months ended September 30, 2021 was $162,000 and $486,000, respectively. On September 30, 2022, the weighted average remaining lease term was 4.34 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$114
2023	471
2024	485
2025	499
2026	514
2027	44
Total undiscounted lease payments	2,127
Less imputed interest	425
Total operating lease liabilities	$1,702

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses	$115	$240
Accrued salaries and employee benefits	988	861
Accrued clinical trial costs	352	334
Grant liability	556	590
Customer deposits	90	96
Payable to related party	14	—
Total	$2,115	$2,121

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance as of December 31, 2021	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance as of September 30, 2022	2,424,724	$6.36

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

Pursuant to the Purchase Agreement, in March 2021, Lincoln Park purchased 373,832 shares of common stock, at a price of $5.35 per share, for a total gross purchase price of $2 million (the Initial Purchase) and the Company issued 80,000 shares of common stock as commitment shares, which included 5,000 commitment shares issued on a pro rata basis for the initial $2 million purchase.

As of September 30, 2022, the Company had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald Sales agreement - On April 12, 2022, the Company entered into a sales agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock having an aggregate offering price of up to $10.5 million (the ATM Offering). The Company is not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, the Company pays Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburses certain legal fees.

During the three months ended September 30, 2022, the Company sold 66,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $139,000, with a net refund of issuance costs of $1,000. During the nine months ended September 30, 2022, the Company sold 641,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.7 million, with associated issuance costs of $231,000.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was recorded as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$132	$196	$389	$613
Selling, general and administrative	148	241	514	624
Total share-based compensation	$280	$437	$903	$1,237

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2021	1,649,686	$5.00	7.6	$—
Stock options granted	603,953	1.54
Stock options exercised	—
Stock options forfeited	(101,796)	3.77
Stock options expired	(3,111)	9.55
Balance, September 30, 2022	2,148,732	$4.08	7.7	$248
Exercisable, September 30, 2022	1,052,136	$5.70	6.5	$22

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2022 is approximately $2.3 million to be recognized over a remaining weighted average service period of 2.6 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2021	200,271	$4.13
RSUs granted	269,204	1.49
RSUs released	(328,958)	2.72
RSUs forfeited	(87,718)	1.49
Balance, September 30, 2022	52,799	$3.81

RSUs vested and settled are converted into the Company’s common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. Of the 52,799 RSUs outstanding on September 30, 2022, 50,065 RSUs are vested and have not been settled and 2,734 have not yet vested. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through September 30, 2022 is approximately $7,000 to be recognized over a remaining weighted average service period of 0.6 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2022	2021

Stock options to purchase common stock	2,148,732	1,684,066
Unvested restricted stock units	2,734	5,468
Common stock warrants	2,424,724	2,424,724
Total	4,576,190	4,114,258

(10)	Income Taxes

During the three and nine months ended September 30, 2022 and 2021, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2022, the Company retains a full valuation allowance on its deferred tax assets in all jurisdictions. The realization of its deferred tax assets depends primarily on its ability to generate future taxable income which is uncertain. The Company does not believe that its deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

In March 2022, the Company entered into settlement agreements with its litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the confidential agreements, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to the Company by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, the Company will remit the discounts, as received, to the Funder on a quarterly basis. As a result of the settlement, accounts payable was reduced by $523,000, the $562,000 other receivable due from the related party was eliminated, and a $156,000 related party payable was included in accrued expenses and other current liabilities as of December 31, 2021. The Company remitted the $156,000 related party payable to the Funder on March 17, 2022. During the three and nine months ended September 30, 2022, the Company received discounts totaling $14,000 and $61,000, respectively, with $14,000 recorded as a related party payable in accrued expenses and other current liabilities as of September 30, 2022.

(12)	Contingencies and Uncertainties

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year, particularly in light of COVID-19 and its impact on domestic and global economies. Governmental and business reactions to the pandemic, and resulting economic disruptions, have the potential to materially impact our business and influence our business decisions. While the impact of COVID-19 did not have a material adverse effect on our financial position or results of operations for the periods presented, the Company’s future assessment of the magnitude and duration of COVID-19 and related factors, could result in material impacts to the Company’s financial statements in future reporting periods.

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

BCDA-01 CardiAMP Autologous Cell Therapy for Ischemic Heart Failure

The CardiAMP Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at 40 centers nationwide, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for heart failure which develops after a patient has a heart attack (BCDA-01). The trial is active at 20 clinical sites and 115 patients have been enrolled.

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

In February 2022, Health Canada, the country’s health services agency, sent BioCardia a No Objection Letter, allowing the CardiAMP Heart Failure Trial to expand into Canada. Four world-class Canadian clinical sites are currently working through the activation process to begin enrolling patients in the near future. The first of these four new Canadian sites, the Ottawa Heart Institute is now actively enrolling in the trial. Three additional Canadian centers are expected to be activated in the coming months.

In May 2022, the Center for Medicare and Medicaid Services issued code C9782 for: “Blinded procedure for New York Heart Association (NYHA) Class II or III heart failure, or Canadian Cardiovascular Society (CCS) Class III or IV chronic refractory angina; transcatheter intramyocardial transplantation of autologous bone marrow cells (e.g., mononuclear) or placebo control, autologous bone marrow harvesting and preparation for transplantation, left heart catheterization including ventriculography, all laboratory services, and all imaging with or without guidance (e.g., transthoracic echocardiography, ultrasound, fluoroscopy), all device(s), performed in an approved Investigational Device Exemption (IDE) study.” This reimbursement is for up to $20,000 effective from April 1, 2022 and is applicable to both the CardiAMP autologous cell therapy program in ischemic heart failure and the trial in chronic myocardial ischemia.

In July 2022, the Company had its second consultation with Japan’s Pharmaceutical and Medical Device Agency regarding potential approval of the CardiAMP Cell Therapy System for the treatment of ischemic heart failure based on existing data. Throughout the third quarter, efforts developing the submission to PMDA for a third formal consultation continued and are substantially complete. BioCardia is requesting a Japanese cardiovascular society petition the Ministry of Health Labor and Welfare that this device is a much needed medical device, which may convey certain benefits to the approval and reimbursement of the CardiAMP System in Japan. This petition must be done in advance of BioCardia’s submission for approval.

On August 30, 2022, the independent Data Safety Monitoring Board (DSMB) completed a prespecified data review, including a risk-benefit assessment. Following the review, the DSMB indicated that it had no significant safety concerns and recommended that the study continue as designed. The DSMB also recommended that the Company consider implementing an adaptive statistical analysis plan, which could enable an early readout for study treatment efficacy.

An adaptive statistical analysis plan is one which attempts to determine the appropriate number of patients needed in a clinical study based on the data within the trial itself as opposed to data from a previous trial. This has the significant advantage of de-risking the trial from changes that have occurred in the current trial relative to previous trials. Subsequent trials have potential to have better results as they are informed by previous trials, but there may also be more variation in the data as trials are expanded to many clinical centers. Both of these can impact the success of a clinical trial in meeting its primary endpoint. In reviewing the data during a DSMB meeting under an adaptive statistical analysis plan, the DSMB may be able to assess at certain points in the clinical trial how many patients should be enrolled in the trial to meet the primary endpoint in the trial. If a trial has already enrolled the number of patients expected to be required to show efficacy, then there is potential that the DSMB informs the sponsor that the trial enrollment might be stopped for expected success.

Efforts are underway to complete an adaptive statistical analysis plan for the CardiAMP Heart Failure Trial Executive Steering Committee and the FDA to review and comment on. In parallel, our clinical operations team is working to ensure that clinical data that the DSMB would use in such an adaptive review of the study statistics is correct through extensive monitoring of the clinical data in collaboration with our clinical partners. This is often referred to as cleaning the data and is a significant effort. The next prespecified formal DSMB review is anticipated in March 2023 and based on conversations the Company has had with the intended developers of the adaptive Statistical Analysis Plan and its respected regulatory consultants, and our own efforts cleaning the data, the Company believes it is likely to be able to have the adaptive statistical analysis plan in place for the next DSMB meeting. The specific details of any potential adaptive statistical analysis plan in combination with any modifications to the DSMB Charter will dictate what happens at this next and subsequent DSMB reviews.

As the CardiAMP Cell Therapy Trial in Heart Failure was over 90% powered for success based on the Phase II data, there is potential that the trial could meet its primary efficacy endpoint on the patients that have been enrolled to date. However, when the DSMB next meets, they may also share that the trial continue per plan, be stopped for safety, or be stopped for futility if the data does not support that achieving the primary endpoint is possible.

In October 2022, at the Heart Failure Society of America annual meeting, two-year data on the ten patient roll-in cohort was presented. In this clinical trial cohort, patient demographics at study start demonstrated characteristics typical of the target population of NYHA class II and III ischemic heart failure patients with reduced ejection fraction. No serious adverse events were observed related to any of the procedures performed. Two-year survival was 100%, and all patients completed 24 months of follow-up. The changes in guideline-directed medical therapy experienced by these patients were presented as minimal during the two-year study period. Improvement in median functional capacity as measured by six-minute walk distance was observed by six months (28.5 m, P=0.01); with six-minute walk distance maintained through 24 months (31.0 m, p >0.05). In the study, 70% of patients reported improved or stable quality of life over 24 months in the standardized self- assessment questionnaire used. At 24 months, 50% of patients were improved by at least one NYHA class (n=4 at class I), 20% had unchanged NYHA class, and 30% deteriorated by one class, from class II to III. Median left ventricular ejection fraction (LVEF) as measured by the echocardiography core laboratory at Yale School of Medicine was improved at month 24 over baseline, six months, and over 12-month follow-up. Echocardiography evaluated by the core lab also showed recruitment of previously akinetic (reduced movement) left ventricular wall segments at month 24 compared to baseline, consistent with the improvements in six-minute walk distance, quality of life, and LVEF through two years follow-up. These outcomes support the potential efficacy of this autologous cell therapy currently under investigation in an ongoing multicenter controlled trial.

In October 2022, an update to www.CardiAMP.com, a website to educate patients and physicians about the clinical trial went live and was approved by a central independent Institutional Review Board. For the first time, the Company has patients who can share their experiences with other patients, which we feel has promise to enhance enrollment and awareness in the CardiAMP Heart Failure trial.

In October 2022, we also held a national clinical study site coordinators meeting to work through enrollment and clinical issues and build a best practices approach to efficient performance of the clinical trial which is ongoing.

BCDA-02 CardiAMP Autologous Cell Therapy for Chronic Myocardial Ischemia

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. This program benefits from the 2022 CMS reimbursement at up to $20,000. The trial has been activated at two centers and the Company is working to activate additional centers and deliver safety results from the roll-in cohort.

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

BCDA-03

We are working to secure FDA acceptance of an IND application for a Phase I/II trial to deliver these allogeneic cells for the treatment of ischemic systolic heart failure. We have completed the manufacturing validation runs and stability testing for the Chemistry Manufacturing and Controls section of the IND. We have completed the  preclinical pharmacology toxicology animal testing with no safety issues and with trends towards therapeutic benefit. The IND application for this program was filed with FDA CBER in early November 2022.  The Company anticipates FDA approval of the IND in early December.

BCDA-04

In April 2022, the FDA approved the Company’s Investigational New Drug (IND) for a Phase I/II trial for the use of this allogeneic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 (BCDA-04). This allows the Company to initiate its First-in-Human Phase I/II trial in adult patients recovering from ARDS due to COVID-19, with trial initiation expected in 2022. The first part of the clinical trial will evaluate increasing dosages of the NK1R+ MSCs and the optimal dose will be taken to Phase II in a randomized study in adult patients recovering from ARDS due to COVID-19. This therapy is intended to address the enormous unmet need of sustained local and systemic inflammation after a patient is taken off respirator support with goals of accelerating recovery, enhancing survival and reducing both relapse and rehospitalization. A first clinical study manufacturing run from our Sunnyvale facility has been completed with cells cryopreserved, awaiting final longer lead time test data for lot release before they are able to be shipped to centers for patients in the clinical study. This manufacturing run has potential to have sufficient cells to complete the entire Phase I portion of the Phase I/II trial as we achieve many doses with each batch. We are also in late-stage contracting, budgeting and institutional review board discussions with world class clinical centers to perform the clinical trial.

Recent Developments

COVID-19 Considerations

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

We plan to increase our research and development expenses for the foreseeable future as we continue the pivotal CardiAMP autologous cell therapy trials in heart failure and chronic myocardial ischemia, and begin our allogeneic cell therapy trials in heart failure and acute respiratory distress syndrome. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs. There are also significant synergies between these programs.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Net product revenue	$2	$1	$3	$1
Collaboration agreement revenue	210	820	1,243	935
Total revenue	212	821	1,246	936
Costs and expenses:
Research and development	2,144	2,240	6,634	6,443
Selling, general and administrative	1,128	1,289	3,495	3,662
Total costs and expenses	3,272	3,529	10,129	10,105
Operating loss	(3,060)	(2,708)	(8,883)	(9,169)
Other income (expense):
Total other income, net	3	2	4	7
Net loss	$(3,057)	$(2,706)	$(8,879)	$(9,162)

Revenue. Revenue decreased to $212,000 in the third quarter of 2022 as compared to $821,000 in the third quarter of 2021, and increased to $1,246,000 in the nine months ended September 30, 2022 as compared to $936,000 in the nine months ended September 30, 2021, primarily due to the timing of fulfilment of deliverables and completion of collaborative agreements. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant quarter-to-quarter variation in our revenues.

Research and Development Expenses. Research and development expenses decreased to $2,144,000 in the third quarter of 2022 as compared to $2,240,000 in the third quarter of 2021, primarily due to lower stock-based compensation and expenses incurred in the execution of the pivotal CardiAMP Heart Failure trial. Research and development expenses increased to $6,634,000 in the nine months ended September 30, 2022 as compared to $6,443,000 in the nine months ended September 30, 2021 primarily due to increasing expenses in support of the CardiAMP Heart Failure Trial.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $1,128,000 in the third quarter of 2022 as compared to $1,289,000 in the third quarter of 2021, primarily due to lower stock-based compensation and lower service provider expenses. Selling, general and administrative expenses decreased to $3,495,000 in the nine months ended September 30, 2022 as compared to $3,662,000 in the nine months ended September 30, 2021, primarily due to lower stock-based compensation.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2022, we had an accumulated deficit of approximately $137.6 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of September 30, 2022, we had cash and cash equivalents of approximately $6.7 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(7,564)	$(7,391)
Investing activities	(68)	(75)
Financing activities	1,427	1,947
Net decrease in cash and cash equivalents	$(6,205)	$(5,519)

Cash Flows from Operating Activities. The increase in overall spending for operating activities of approximately $173,000 in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 related primarily to the timing of payments from collaboration partners.

Cash Flows from Investing Activities. Net cash used in investing activities of $68,000 and $75,000 during the nine months ended September 30, 2022 and 2021, respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $1,427,000 during the nine months ended September 30, 2022 related primarily to net proceeds from the sale of common stock. Net cash provided by financing activities of $1,947,000 during the nine months ended September 30, 2021 related primarily to net proceeds from the sale of common stock in March 2021.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (the Purchase Agreement) and a registration rights agreement (the Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. We expect to use the proceeds from this agreement for general corporate purposes and working capital. As of September 30, 2022, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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

During the three months ended September 30, 2022, we sold 66,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $139,000, with a net refund of issuance costs of $1,000. During the nine months ended September 30, 2022, we sold 641,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.7 million, with associated issuance costs of $231,000.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $6.7 million as of September 30, 2022 are not sufficient to fund our planned expenditures and meet our obligations beyond April 2023. In order to continue development of our therapeutic candidates beyond April 2023, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of September 30, 2022 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended September 30, 2022.

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

Interest Rate Risk

As of September 30, 2022, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOCARDIA, INC. (Registrant)

Date: November 9, 2022	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)