Form 10-K
period 2022-12-31
BioCardia, Inc.
filed 2023-03-29
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19.8 million, computed by reference to the last sale price of $1.45 for the common stock on the Nasdaq Capital Market reported for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 20,183,014 shares of the registrant’s Common Stock issued and outstanding as of March 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed in respect to our 2023 Annual Meeting of Stockholders.

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

PART I. BUSINESS

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. We are advancing two cell therapy platforms derived from bone marrow in clinical trials today. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced for two clinical indications: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our neurokinin-1 receptor positive (NK1R+) allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: the treatment of ischemic HFrEF and acute respiratory distress syndrome (ARDS).

Our autologous CardiAMP and our allogeneic NK1R+ cell therapies intended for cardiac indications of HFrEF and CMI are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We partner this therapeutic delivery platform selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart.

Heart Failure

Heart failure is a clinical condition in which the output of blood from the heart is insufficient to meet the metabolic demands of the body. In 2022, the American Heart Association, or AHA, report on heart disease statistics estimated that 6.0 million American adults ages 20 and older have heart failure based on data from 2015 to 2018 and the prevalence of heart failure is expected to increase by 46% from 2012 to 2030, affecting greater than 8 million people aged 18 and above. The total percentage of the population with HF is projected to rise from 2.4% in 2012 to 3.0% in 2030 with 47% of the effective population estimated to have HFrEF. The AHA has also estimated that heart failure cost the nation an estimated $30.7 billion in 2012, including the cost of health care services, medicines for treatment and missed days of work. Projections by the AHA are that the total cost of heart failure will increase to $69.8 billion by 2030.

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

Despite guideline-directed therapies employing a wide range of pharmacologic, device, and surgical options, many patients deteriorate over time and develop advanced heart failure symptoms that cannot be effectively managed by existing medical therapies. At the end stage of heart failure, current treatment options include heart transplant surgery or implantation of a left ventricular assist device, or LVAD, a battery operated mechanical circulatory device used to partially or completely replace the function of the left ventricle of the heart. LVADs are used for patients awaiting a heart transplant or as a destination therapy for patients with NYHA Class IV heart failure who may never receive a heart transplant. Both of these end-stage treatment options require invasive open-chest surgery and can cost in excess of $150,000 per procedure, as reported by the Journal of Heart and Lung Transplantation. A recent AHA 2022 report details that the mean cost of LVAD-related hospitalization increased from $194,380 in 2005 to $234,808 in 2011.

We are focused initially on treating patients in the middle stages HFrEF with NYHA classes II and III, where the disease has an ischemic cause. We estimate there are more than 3 million NYHA Class II and Class III heart failure patients in the United States, of which 1.7 million patients have HFrEF. Of this subset of 1.7 million patients, we estimate that approximately 70%, or over 1.2 million patients, will have a cell population score sufficient to qualify for treatment with the CardiAMP Cell Therapy. Approximately 0.2 million patients who are not expected to qualify are anticipated to qualify for our NK1R+ allogeneic MSC investigational off the shelf therapy. All data we have from many clinical trials supports the potential therapeutic benefit of these approaches.

Chronic Myocardial Ischemia

Chronic myocardial ischemia (CMI) with refractory angina is a condition characterized by severe pain in the chest, often also spreading to the shoulders, arms, and neck, caused by an inadequate blood supply to the heart. In the U.S. alone, it is estimated by that between 600,000 and 1.8 million patients suffer this condition, with approximately 75,000 new cases diagnosed each year. There is a growing population of patients with chronic angina that suffer with severely limiting symptoms and are not amenable to current therapies. These patients have significant impairments in quality of life, suffer from poor perceived health status and represent a significant burden to the health care system due to high use of health care resources. We believe the CardiAMP Cell Therapy System has the potential to provide a treatment for these patients not met by current therapeutic alternatives.

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

Efforts to modulate inflammation-mediated lung injury and thereby reduce progression to respiratory failure using mesenchymal stem cells have shown promising results in previous studies by other groups. Our own preclinical animal studies with venous infusion of our allogeneic mesenchymal stem cells have shown feasibility with no significant adverse events. We believe our NK1R+ MSC have the potential to provide a treatment for these patients not met by current therapeutic alternatives.

Our Product Candidates

CardiAMP Cell Therapy System

The CardiAMP Cell Therapy System is currently being advanced for two clinical indications: ischemic HFrEF and CMI. This investigational cell therapy system is comprised of (i) a cell potency screening test, (ii) a point of care cell processing platform, and (iii) a biotherapeutic delivery system. In the screening process, the physician extracts a small sample of the patient's bone marrow in an outpatient procedure performed under local anesthesia. The clinic sends the sample to a centralized diagnostic lab, which tests for identified biomarkers from which we generate a cell population score for the patient. During the treatment for patients who are assessed as meeting the indication specific CardiAMP cell population analysis score, a doctor harvests and then prepares the patient's own bone marrow mononuclear cells, or autologous cells, using our point of care cell processing platform, which a cardiologist then delivers into the heart using our proprietary biotherapeutic delivery system. Because the CardiAMP cells do not become heart cells, we believe they have a low likelihood of becoming ectopic foci that could cause life threatening arrhythmias. Because CardiAMP cells are autologous, patients will not require chronic immunosuppression to prevent their immune system from attacking the donor cells. Unlike other investigational autologous cell therapies, the CardiAMP autologous cell therapies are expected to have low manufacturing costs and utilize established distribution channels, significantly enhancing prospects for commercial success. The CardiAMP Cell Therapy System has the potential to significantly benefit patients who have limited options and provide a cost-effective therapy to help reduce the substantial heart failure hospitalization and care costs.

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure with HFrEF (BCDA-01)

We have completed a Phase I open label clinical study and a Phase II randomized placebo-controlled study for the CardiAMP cell therapy in ischemic HFrEF. We are currently advancing in an ongoing Phase III study intended to provide the primary data with respect to safety and efficacy to support product approval by the FDA.

CardiAMP Phase I Trial in Ischemic HFrEF Failure Study: Transendocardial Autologous Marrow Cells in Myocardial Infarction

The CardiAMP Phase I Transendocardial Autologous Marrow Cells in Myocardial Infarction, or TABMMI, trial enrolled 20 patients with HFrEF in an open label safety trial of bone marrow cells delivered with the Helix™ biotherapeutic delivery system at a dosage of 100 million cells. Results showed improvement relative to baseline measures in cardiac function as measured by left ventricular ejection fraction and improved exercise tolerance. Results also showed superior survival as compared to historical controls. The complete results of the 20 patients at two-year follow-up have been published in the journal Eurointervention in 2011.

CardiAMP Phase II Trial in Ischemic HFrEF: Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT)

The CardiAMP Phase II Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT) included patients with HFrEF who were randomized on a one-to-one basis into two double-blind, placebo-controlled trials: TACHFT-BMC and TACHFT-MSC. TACHFT-BMC trial included a single dose of CardiAMP cells with a follow up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six-minute walk distance (6MW), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score. Most other endpoints were supportive of therapeutic benefit but were not statistically significant. Phase II results were published in the Journal of the American Medical Association in 2014 with selectively pooled controls and presented at the World Congress of Regenerative Medicine in 2015 relative to their dedicated controls.

CardiAMP Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure Trial

The CardiAMP Cell Therapy Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers in the United States and Canada, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System. The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in 6MW at 12 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed.

The Phase III trial is designed based on the Phase II trial. If the true effect size is only 50% of that observed in the Phase II trial, the CardiAMP Heart Failure Phase III trial is still 90% powered to meet the primary endpoint with statistical significance. Statistical significance denotes the mathematical likelihood that the results observed are real and not due to chance. Our Phase II results showed that the Phase III trial would have a 90 percent chance of meeting its primary endpoint with 86 to 126 patients. However, the Phase III was designed with 250 patients randomized to address potential greater variability in clinical measures in a larger trial, potential loss of patients to follow-up, and to provide sufficient safety data to support FDA approval. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-01). This trial is enrolling at 20 clinical sites (including four sites in Canada). 119 patients have been enrolled to date and 10 additional control patients have crossed over to receive therapy.

Results from the roll-in cohort of the ongoing Phase III trial were reported in the International Journal of Cardiology in 2021 with one-year follow-up showing 100% survival, no treatment emergent major adverse cardiac events, improved functional capacity as measured by six-minute walk distance, improved quality of live, and improved heart function as measured by left ventricular ejection fraction and improved heart wall motion scores. Subsequently results were presented on dosages being achieved in the trial at the European Society for Cardiology Heart Failure meeting in 2021, showing that the estimated CD34+ dosage component of the CardiAMP Heart Failure therapy was greater than that previously reported in other important trials which showed signals of efficacy. At the Heart Failure Society of America in October 2022, two-year follow-up results showed 100% survival and retained benefits of other measures. In March of 2023, blinded echocardiography results from this trial were reported at the American College of Cardiology Annual Meeting showing improved heart function in these patients. We are blinded to results in the randomized cohort of the Phase III trial.

The U.S. Food and Drug Administration (FDA) granted Breakthrough Device Designation for the CardiAMP Cell Therapy System for the treatment of heart failure in January 2022. This Breakthrough Device Program is designed to expedite FDA approval of certain novel devices or device-led combination products (i.e., products that combine drugs, devices or biological products) that have the potential to provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. It is believed that the CardiAMP Cell Therapy System is the first cardiac cell therapy to receive an FDA Breakthrough designation.

In August 2022, the independent Data Safety Monitoring Board (DSMB) completed a sixth prespecified data review after more than 110 patients had been enrolled, including a risk-benefit assessment. Following the review, the DSMB indicated that it had no significant safety concerns and recommended that the study continue as designed. This was in line with five previous prespecified DSMB reviews. The DSMB supported that the Company implement an adaptive statistical analysis plan (Adaptive SAP), which could enable an early readout for study treatment efficacy.

In this August 2022 DSMB review, available aggregated blinded results with 100 patients past the primary endpoint (which had not been fully monitored or verified) showed patients having meaningful improvements on average across both treated and control patients, which we believe is remarkable given these patients typically decline over time. Aggregate survival rate for patients reaching one-year follow-up, including both treated and control patients, was observed to be greater than that seen in a recent large pivotal trial of a new approved heart failure drug and greater than what we would expect from the 2022 Statistics from the American Heart Association based on our patient demographics. Available aggregate unmonitored blinded data showed less variability in important baseline measures than we have seen in our previous Phase II trial. To date, few patients appear to have been lost to follow-up.

The Company, working with leading biostatistics and regulatory consultants, submitted a supplement to the FDA in February 2023 with a proposed adaptive SAP for the CardiAMP Heart Failure trial.  This was submitted as a Sprint Discussion under the Breakthrough designation guidance provided by the FDA.  The Company is scheduled to meet with the FDA CBER on March 29, 2023.

It is anticipated that the next DSMB meeting will be scheduled in the second quarter of 2023 and will utilize an adaptive design should the FDA approve the proposal. Should this next DSMB review or another future DSMB review include an adaptive statistical analysis plan, it could result in the DSMB being able to recommend the trial enrollment be stopped early for anticipated success with fewer patients or that confirmation of the study should continue as planned to the next DSMB review. Should we meet the primary endpoint with fewer patients than currently planned, the FDA Breakthrough designation granted to this program may reduce the need to have a significant additional number of patients to demonstrate safety prior to market approval and allow BioCardia to obtain additional safety data after market approval.

CardiAMP Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

The FDA has previously approved the investigational device exemption for the CardiAMP Cell Therapy system to be studied in a second related clinical indication, chronic myocardial ischemia, based on the strength of our Phase I and II ischemic heart failure trial data and clinical data showing support for the efficacy of one component of our cell therapy (the CD34+ cells) in this indication.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The Company intends to introduce an adaptive statistical analysis plan with an initial assessment for efficacy when 100 patients reach their primary endpoint, although aspects of this statistical analysis plan remain the subject of study considerations with the FDA. The trial has been activated at two clinical sites and two patients have been treated.

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that both CardiAMP Cell Therapy pivotal trials qualify for Medicare national coverage. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials. The Company is working to complete the roll-in cohort and work with the FDA to enhance the trial design before expanding this beyond four clinical centers.

ALLOGENEIC Cell Therapy Platform

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive Mesenchymal Stem Cells (NK1R+ MSC) for which the FDA approved two INDs in 2022. This “off the shelf” cell therapy is being advanced for ischemic heart failure of HFrEF (BCDA-03) and acute respiratory distress (BCDA-04). Variations of this allogeneic therapy may have the potential for numerous other therapeutic applications. These cells are compelling in part because they express the Neurkinin-1 receptor for the neuropeptide Substance P, an important neuropeptide associated with inflammation throughout the body and a primary mediator of inflammation in the airways. BioCardia manufactures these cells for clinical studies at its manufacturing facility in Sunnyvale, which was certified for manufacturing in 2022. Clinical grade cells are available for both indications being pursued today.

ALLOGENEIC NK1R+ MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

We have co-sponsored three completed clinical trials for MSCs for the treatment of HFrEF. In substantially similar trial designs, the POSEIDON Phase I/II trial compared autologous MSCs to allogeneic MSCs, the TACHFT-MSC Phase II trial compared autologous MSCs to placebo, and the TRIDENT Phase II compared allogeneic MSCs at different doses. The first two trials shared common arms of autologous MSCs, enabling a bridge to placebo, leading us to conclude that allogeneic MSC therapy has potential to be superior to placebo. The Investigational New Drug (IND) application for the TACHFT trial was filed with the FDA Center for Biologics Evaluation and Research in 2008 by the University of Miami, our co-sponsor for the trial. The POSEIDON trial and the TRIDENT trials were submitted by amendment under the same IND filed for the TACHFT study, and was co-sponsored by the University of Miami, the National Institutes of Health and BioCardia.

FDA approval of the IND application for a Phase I/II trial to deliver our NK1R+ allogeneic MSC for the treatment of HFrEF was secured in December 2022. This trial includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six minute walk distance. The Company anticipates enrolling first patient in the second quarter of 2023.

The subset of patients we are targeting initially for the ischemic heart failure indication are those that have been excluded from the CardiAMP Heart Failure Trial due to their lower cell population analysis scores. There is potential for this to be designated as an orphan indication as we anticipate the eligible patient population will be less than 200,000 nationally. Additionally, activation of a parallel allogeneic trial is synergistic and should facilitate recruiting activities and enhance enrollment in the CardiAMP Heart Failure Trial.

ALLOGENEIC NK1R+ MSC for Acute Respiratory Distress Syndrome (BCDA-04)

Allogeneic MSCs may have the potential to increase survival in patients with ARDS. Preclinical and clinical evidence from published studies indicate that intravenously delivered MSCs are localized within the lungs and respond to the pro-inflammatory lung environment by releasing anti-inflammatory factors reducing the proliferation of pro-inflammatory cytokines while modulating regulatory T cells and macrophages to promote resolution of inflammation.

The anti-inflammatory effects of MSC have been well-documented and MSC have been shown to reduce inflammation and injury in models of lung disease. The specific MSCs used in BioCardia’s allogeneic cell therapy are Neurokinin-1 receptor positive, which is the receptor for the ligand substance P, an important neuropeptide associated with inflammation throughout the body and a primary mediator of inflammation in the airways. In patients with ARDS, culture expanded MSC have been shown to have benefits across multiple endpoints and are a compelling therapeutic pathway to advance our allogeneic MSC therapy.

In April 2022, the FDA approved IND for a Phase I/II trial for the use of its allogeneic cell therapy for ARDS caused by COVID-19. The Company intends to submit a supplement to the FDA to expand this indication as the level of COVID-19 induced ARDS has decreased.

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System (Helix) delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. It enables local delivery of cell and gene-based therapies, including our own cell therapies to treat cardiac cardiovascular indications. The Helix catheter is CE marked in Europe and is under investigational use in the United States. The Helix design has served as a platform for the Company’s development of a number of transendocardial delivery system that are not clinically available yet. These are guided to the heart using a number of navigation platforms the Company has also developed.

BioCardia selectively partners its Helix Biotherapeutic Delivery System and broader biotherapeutic delivery capabilities with firms developing other cell, gene, and protein therapeutic programs. These partnered programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of cardiac diseases.

Morph Deflectable Guide and Sheaths Products

BioCardia’s Morph catheter is designed to enable physicians to navigate through tortuous anatomy and customize the shape of the catheter to the patient's anatomy and their clinical needs during the procedure. Morph catheters enable all Helix procedures and have been commercially used to treat more than 10,000 patients. A number of Morph guides and sheaths are cleared for commercial sale in the United States and European Union.

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions. We are pursuing the following business strategies:

•	Complete the ongoing 260 patient, 40 center Phase III pivotal IDE trial of our autologous CardiAMP Cell Therapy for patients with ischemic heart failure with HFrEF.

•	Complete the ongoing 343 patient, 40 center Phase III pivotal IDE trial of our autologous CardiAMP Cell Therapy for patients with chronic myocardial ischemia.

•	Obtain FDA and PMDA approval and commercialize CardiAMP Cell Therapy System using a highly targeted cardiology sales force in the United States and Japan.

•

Complete the approved Phase I/II IND Trial of our allogeneic NK1R+ MSC Therapy for the treatment of ischemic heart failure of HFrEF, initially targeting patients for whom the CardiAMP Cell Therapy System is not optimal due to the lower potency of their bone marrow cells.

•	Complete the approved Phase I/II IND Trial of our allogeneic NK1R+ MSC Therapy for the treatment of acute respiratory distress syndrome.

•	Continue to develop and selectively partner our Helix™ biotherapeutic delivery system for use with other biotherapeutics.

•	Continue to develop and commercialize Morph catheter products.

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

We have a large patent portfolio of issued and pending claims covering our autologous and allogeneic cell therapies, our biotherapeutic delivery systems and our enabling vascular access catheter products. As of December 31, 2022, we have developed or secured rights to over 60 issued or pending U.S. and international patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC. Our issued U.S. patents expire between 2023 and 2036, without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

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

Manufacturing

The CardiAMP autologous cell processing platform is manufactured for us by our partner Biomet Biologics, LLC. We currently produce our allogeneic NK1R+ MSC cells for clinical development in our Sunnyvale, California cell manufacturing facility. We also currently manufacture our Helix™ biotherapeutic delivery system and Morph vascular access products in our Sunnyvale, California device manufacturing facility using components we source from third-party suppliers.

Sales and Marketing

Our sales and marketing strategy is to market our cell therapies, if approved by the FDA, for ischemic heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists. These physicians are typically affiliated with leading hospitals and medical centers and we believe that they tend to have well-established referral networks of interventional cardiologists and cardiac catheterization laboratories. We believe they represent a concentrated customer base suitable to a specialist care sales model. We believe that the cell therapy systems will be adopted first by leading cardiologists at high-volume U.S. hospitals and medical centers, and progressively by a broader segment of the market. Cardiologists and interventional cardiologists have a history of early adoption of innovative products and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet medical needs of heart failure patients.

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

License Agreement with Biomet Biologics, LLC

We are a party to a license and distribution agreement with Biomet Biologics, LLC under which we obtained an exclusive, nontransferable, worldwide distribution right, patent license and trademark license to a point of care cell processing platform. Under the terms of the agreement, which was extended in September 2022, we are obligated to pay a royalty based on the price of the disposables in the CardiAMP cell processing platform for the duration of the agreement. We expect the royalty payments to Biomet Biologics, LLC for the licensed product to amount to a low or mid-single digit percentage of the expected price that we will charge for the CardiAMP Cell Therapy System. The agreement has a term of 20 years or the time the last patent pursuant to the agreement expires, whichever is later. The agreement may be terminated by Biomet Biologics, LLC for a failure by us to meet any milestone requirements, including minimum purchase requirements, as well as by either party upon 30 days prior written notice in the event of a breach of any material term by the other party. We have the right to terminate the agreement upon 90 days prior written notice in the event the safety, efficacy or comparative effectiveness of the product is insufficient to meet our commercial needs.

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

Government Regulation

Biological products, including cell-based therapy products, and medical devices are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, identity, potency and purity, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA acceptance must be obtained before clinical testing of an investigational biological and medical device begins, and each clinical trial protocol for a cell-based therapy product is submitted to and reviewed by the FDA. FDA approval must be obtained before marketing of a biological product. Unless an exception applies, FDA approval or clearance is required for medical devices. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be able to obtain the required regulatory approvals on a timely basis, or at all. To date, the FDA has never approved for commercial sale a cell-based therapy product intended to treat the heart.

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

Regulation of Companion Diagnostics

Companion diagnostics are subject to regulation by the FDA, the EMA and other foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercial use. While we anticipate that the CardiAMP diagnostic cell population analysis for each indication will require approval under a PMA submitted to the CDRH prior to commercialization, we are also exploring potential options to develop the CardiAMP cell population analysis as a laboratory- developed test (LDT). We and our third-party collaborators who may develop our companion diagnostics will work cooperatively to generate the data required to commercialize our CardiAMP cell population analysis and will remain in close contact with the CDRH to ensure that any changes in the regulatory requirements are incorporated into the development plans. We further anticipate that regulatory approval of the CardiAMP cell population analysis for each indication will be a prerequisite to our ability to market the CardiAMP Cell Therapy System. Representatives of CDRH have participated in our meetings with CBER regarding CardiAMP Cell Therapy System to discuss the potential use of the CardiAMP cell population analysis, and we anticipate that future meetings will include representatives from both CBER and CDRH to ensure that the PMA submissions (for CardiAMP Cell Therapy System and the CardiAMP population analysis) are coordinated and subject to parallel review by these respective FDA centers. Accordingly, our objective is to align the development programs such that the CardiAMP cell population analysis will be developed and approved contemporaneously with CardiAMP.

On July 31, 2014, the FDA issued "Guidance for Industry: In Vitro Companion Diagnostic Devices," to help companies identify the need for companion diagnostics at an earlier stage in the drug development process and to plan for co-development of the drug and companion diagnostic test. The ultimate goal of the guidance is to stimulate early collaborations that will result in faster access to promising new treatments for patients living with serious and life-threatening diseases. According to the draft guidance, for novel products such as CardiAMP, the PMA for a companion diagnostic device should be developed and approved contemporaneously with the biological product. We believe our programs for the development of the CardiAMP cell population analysis are consistent with the draft guidance as proposed.

To the extent we elect to develop our diagnostic assay as an LDT, FDA may nonetheless regulate the LDT as a medical device. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. In 2019, the FDA issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve- out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. If we elect to develop an LDT for our CardiAMP cell population analysis, any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers if and when finalized, may significantly impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

In August 2020, the Department of Health and Human Services (HHS) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. In November 2021, HHS withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach.

Further, in June 2021, legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.

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

Japan

It is expected that the CardiAMP Cell Therapy System will be regulated as a medical device system in Japan. Companies interested in offering medical device products in Japan must comply with Japan's Pharmaceuticals and Medical Devices Act (PMD Act). To obtain regulatory approval of a medical device under Japanese regulatory systems, we must submit a marketing authorization application. The application used to file the PMAs for CardiAMP Cell Therapy System in the United States are similar to that required in Japan, with the exception of, among other things, country-specific document requirements. As part of the approval process, medical device manufacturers must: Comply with Ministry of Health Labor and Welfare Ordinance No. 169 related to quality management systems, appoint an in-country representative, and register design and manufacturing facilities, among other requirements.

In March 2022, we have made a submission and request for preliminary consultation with the Japanese Pharmaceutical and Medical Device Agency (PMDA) to seek their guidance on the most appropriate pathways for approval of the CardiAMP Cell Therapy System in Japan. In the preliminary consultation we seek PMDA’s opinion regarding the adequacy of existing non-clinical and foreign clinical data to support Japanese registration. We also believe the CardiAMP Cell Therapy System meets criteria for “priority review” (1. Severity of the indication, 2. significant superiority in efficacy and/or safety over the existing devices or therapies) and have sought the PMDAs guidance.

In July 2022, the Company had its second consultation with PMDA regarding potential approval of CardiAMP for the treatment of ischemic heart failure in Japan based on existing data. After working with distinguished physician leaders, BioCardia is in the process of completing a formal submission for approval. The large submission was submitted for translation into Japanese in March 2023 and is expected to be submitted to PMDA by our regulatory consultants when the translation is completed in April 2023.

Employees and Human Capital

As of December 31, 2022, we had 30 full-time and 6 part-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

Corporate Information

We were originally incorporated as NAM Corporation in Delaware on January 12, 1994. We changed our name to BioCardia, Inc. on October 26, 2016 in connection with a reverse merger transaction (the “Merger”) in which our wholly owned subsidiary, Icicle Acquisition Corp., merged with and into BioCardia Lifesciences, Inc. (which was named BioCardia, Inc. prior to the Merger), with BioCardia Lifesciences continuing as the surviving company. Following the completion of the reverse merger transaction, we assumed the business and operations of BioCardia Lifesciences and changed our name to BioCardia, Inc.

We operate in only one business segment, which is a clinical-stage biotherapeutic company developing novel therapeutics for diseases with large unmet medical needs. See Note 1 to our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report. Our principal executive offices are located at 320 Soquel Way, Sunnyvale CA 94085. Our telephone number is (650) 226-0120.

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

●	Our existing and any future contractual arrangement that we expect will provide us access to capital may provide less capital than expected and on a delayed basis.

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
●

Our business, financial condition and results of operations, including our preclinical studies and clinical trials, could continue to be harmed by the effect of the COVID-19 pandemic or other health epidemics and pandemics.

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
●

The sale or issuance of our common stock to Lincoln Park, Cantor and through private placements may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, Cantor and through private placements, or the perception that such sales may occur, could cause the price of our common stock to fall.

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

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2022 was $11.9 million and our accumulated deficit totaled $140.6 million as of December 31, 2022. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

To date, our only approved or cleared products are our Morph universal deflectable guide catheters and Morph AccessPro sheaths, in the United States and Europe; our AVANCE™ steerable introducer and our Morph DNA deflectable guides in the United States only; and our Helix biotherapeutic delivery system in Europe. Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business and predict our future prospects. Our short commercialization experience and limited number of approved products also makes it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to successfully complete our Phase III pivotal trials in heart failure and chronic myocardial ischemia and obtain FDA approval for, and then successfully commercialize, the CardiAMP Cell Therapy System.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2022 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern. As noted below, we may need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

•

initiate and advance our therapeutic candidates in expensive clinical studies, including the ongoing Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in heart failure, our approved Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in chronic myocardial ischemia and our two approved Phase I/II clinical trials for our Neurokinin-1 Receptor Positive mesenchymal stem cells (NK1R+ MSC) therapy in for the treatment of cardiac and pulmonary disease;

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

Our existing and any future contractual arrangement that we expect will provide us access to capital may provide less capital than expected and on a delayed basis.

We have, and may in the future enter into, contractual arrangements that are designed to facilitate our access to capital. We entered into a purchase agreement with Lincoln Park Capital Fund, LLC (LPC Purchase Agreement) in March 2021, pursuant to which Lincoln Park committed to purchase up to $20 million of shares our common stock (LPC Facility), and in March 2022, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) pursuant to which we may sell shares of our common stock through Cantor as the Sales Agent at current market prices (ATM Offering). However, there are limitations to the LPC Facility and the ATM Offering.

Specifically, our ability to sell shares under the LPC Facility is limited by the terms and conditions in the LPC Purchase Agreement, including restrictions on the amounts we may sell to Lincoln Park at any one time, and a limitation on our ability to sell shares to Lincoln Park to the extent that it would cause Lincoln Park to beneficially own more than 9.99% of our outstanding shares of common stock. Additionally, under the LPC Purchase Agreement, we will only be able to sell or issue to Lincoln Park a maximum aggregate number of shares equal to 19.99% of the shares of common stock outstanding on the date of the LPC Purchase Agreement (Exchange Cap), unless we obtain shareholder approval to issue shares in excess of the Exchange Cap, or the average price of all applicable sales of our common stock to Lincoln Park under the LPC Purchase Agreement is equal to or greater than the base price of $4.2736, such that the Exchange Cap would not apply to issuances and sales of common stock to Lincoln Park under the LPC Purchase Agreement. Furthermore, the ATM Offering is limited by the terms and conditions in the Sales Agreement with Cantor. Under the terms of the Sales Agreement, the obligations of Cantor are only to use reasonable efforts to sell shares our common stock, but there is no actual obligation to sell or guarantee that we will be able to place any shares. We are also limited in the amount we may sell under the Sales Agreement to the amount that is covered by an effective registration statement with the Securities and Exchange Commission, the current amount of which is approximately $8.5 million. Therefore, we currently do not, and may not in the future, have access to the full amount otherwise available to us under the LPC Facility, ATM Offering or any similar contractual arrangement we may enter into in the future. In addition, any amounts we sell under the LPC Facility and ATM Offering may not satisfy all of our funding needs or may not fund them on a timely basis, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the LPC Purchase Agreement and Sales Agreement, respectively.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Losses generated after 2017 do not have an expiration date. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. None of our pre-Merger tax attributes remain available after the Merger as a result of limitations under Section 382 of the Code. Further, our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. We have not performed an analysis to assess whether an ownership change has occurred. If we have experienced an ownership change at any time since our formation, utilization of our net operating loss carryforwards would be subject to an annual limitation under Section 382 and 383 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income and tax credits may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Use of these NOLs will depend on future income in relationship to expiration dates of these carryforwards.

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. For example, beginning in 2022, the legislation commonly known as the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code. If the requirement to capitalize Section 174 expenditures is not modified, it may impact our effective tax rate and our cash tax liability in future years. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations. Changes with respect to the transition to a territorial tax system are generally expected to have little impact given our lack of foreign operations.

Risks Relating to Development and Commercialization

Our success depends in large part on our ability to obtain approval for, and successfully commercialize, the CardiAMP Cell Therapy System.

The long-term viability of our company is largely dependent on the successful development and commercialization of the CardiAMP Cell Therapy System. We are currently enrolling patients in a Phase III pivotal trial that will be used to support regulatory approval, and we do not have significant long-term data on the CardiAMP Cell Therapy System’s safety and efficacy in either heart failure or chronic myocardial ischemia. While we expect to successfully complete our ongoing Phase III pivotal trial of the CardiAMP Cell Therapy System in heart failure, there can be no guarantee that the study will be completed, that the primary endpoints will be achieved, or that we will receive regulatory approval for the sale and marketing in the United States. Additionally, while we monitor and audit our and our CROs’ activities and data during clinical development, there can be no guarantee that the data we obtain in such activities will be accurate and complete. Our success depends on the accuracy and completeness of such data, and our prospects may be adversely affected if we apply inaccurate or incomplete data in making future decisions. A number of companies in similar fields have suffered significant setbacks during clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending heavily on sales of the CardiAMP Cell Therapy System to achieve our revenue goals, failure to successfully complete the study and receive FDA approval, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain regulatory approval, our ability to successfully market this product will be limited due to a number of factors, including regulatory restrictions in our labeling or requirements to obtain additional post-approval data, if any. In addition, there can be no guarantee that the CardiAMP Cell Therapy System will be accepted by the medical community as a valid alternative to currently available products. If we cannot sell the CardiAMP Cell Therapy System as planned, our financial results will be harmed.

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

Although we have obtained FDA acceptance of Phase III pivotal trials of the CardiAMP Cell Therapy System for the treatment of HFrEF and chronic myocardial ischemia, this does not guarantee any particular outcome from regulatory review. To the best of our knowledge, the CardiAMP Cell Therapy System for the treatment of HFrEF is the first cardiac cell-based therapy with an accepted pivotal trial that is to be regulated by the FDA Center for Biologics Evaluation and Research, or CBER, via the premarket approval, or PMA, pathway requiring a single trial. The CardiAMP Cell Therapy System for the treatment of chronic myocardial ischemia is also to be regulated under the same IDE/PMA pathway. All other cardiac cell-based therapies in clinical trials are believed to be regulated by the same agency, but as biologics which generally require two separate pivotal trials. There is no guarantee that the FDA will grant us regulatory clearance or approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial, or that the FDA will continue to allow us to develop the CardiAMP Cell Therapy System via the PMA pathway. Two well-controlled pivotal studies could be necessary to provide FDA assurance of safety or effectiveness. If the FDA approval process does not occur as we anticipate or we are required to conduct more than one pivotal study to obtain approval, we may incur substantial additional costs and delays to obtain approval, if at all, which would have a material adverse impact on our business, financial condition and prospects.

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

We are a party to a license and distribution agreement with Biomet Biologics, LLC under which we obtained an exclusive, nontransferable, worldwide distribution right, patent license and trademark license to Biomet Biologic, LLC’s point of care cell processing platform. Under the terms of the agreement, we are obligated to pay Biomet Biologics, LLC a royalty based on the price of the disposables in the CardiAMP cell processing platform. A breach or termination of this agreement would materially adversely affect the clinical development or commercialization strategy of our CardiAMP therapeutic candidate as currently planned. A reduction or elimination of our rights under this agreement may result in our having to negotiate new or reinstated arrangements on less favorable terms, or our not having sufficient intellectual property rights to operate our business as currently planned. The occurrence of such events could materially harm our business and financial condition.

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

Our industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market, including AstraZeneca, Bayer, Blue Rock Therapeutics, Bristol-Myers Squibb, Lisata Therapeutics, Capricor Therapeutics, Celixir, Celyad, Daiichi Sankyo, Fuji Film, Mesoblast, Moderna, Orizuru Therapeutics, Sana Biotechnology, Takeda Pharmaceuticals, Tenaya Therapeutics, Terumo, Vericel Corp, and uniQure, among others. Many of our competitors, potentially including the aforementioned, have significantly greater development, financial, manufacturing, marketing, technical and human resources than we do. Large pharmaceutical and medical device companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical and medical device products. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Established companies may also invest heavily to accelerate discovery and development of novel products that could make our therapeutic candidates obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing our therapeutic candidates or competitors to our therapeutic candidates before we do. Specialized, smaller or early-stage companies may also prove to be significant competitors, particularly those with a focus and expertise in the stem cell industry and/or those with collaboration arrangements and other third-party payors. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and results of operations will suffer.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, on our financial operations.

In 2017, the European Union released new regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics that were to go into effect over a three-year period from 2020 to 2022. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Marketing authorization timelines will become more protracted and the costs of operating in Europe will increase. A significantly more costly path to regulatory compliance is anticipated. Adjusting to the new Medical Device Regulation may prove to be costly and disruptive to our business. In February 2023, the European Parliament voted to extend the Medical Devices Regulation transition periods to avoid a shortage of life-saving products in the economic region. It is expected that conformity assessment process for MDR needs to be completed by the end of 2027 for high-risk devices and the end of 2028 for lower-risk devices.

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

It is very difficult to estimate the future commercial potential of the CardiAMP Cell Therapy System, the Neurokinin-1 Receptor Positive allogeneic therapies and our commercialized products due to factors such as safety and efficacy compared to other available treatments, changing standards of care, third-party payor reimbursement standards, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 70% of the NYHA Class II and Class III HFrEF patients in the United States will be eligible for CardiAMP due to a sufficient CardiAMP cell population score. However, if considerably less than approximately 70% of NYHA Class II and Class III ischemic heart failure patients are eligible for CardiAMP due to an insufficient CardiAMP cell population analysis, it would significantly and negatively impact our business, financial condition and results of operations.

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

We are subject to significant regulation and oversight in the United States. Our failure to comply with these laws could harm our results of operations and financial condition.

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

Our business, financial condition, results of operations, including our preclinical studies and clinical trials, could continue to be harmed by the effect of the COVID-19 pandemic or other health epidemics and pandemics.

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

The market price of our securities is likely to be volatile. Some specific factors that could negatively affect the price of our securities or result in fluctuations in its price and trading volume include:

•	results of clinical trials of our therapeutic candidates;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;

•	actual or anticipated fluctuations in our quarterly operating results or those of our competitors;

•	publication of research reports by securities analysts about us or our competitors in the industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	our liquidity positions;

•	issuances by us of debt or equity securities;

•	litigation involving our company, including stockholder litigation, investigations or audits by regulators into the operations of our company, or proceedings initiated by our competitors or clients;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry, fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	trading volume of our common stock and warrants;

•	sales or perceived potential sales of our common stock and/or warrants by us, our directors, senior management or our stockholders in the future;

•	short selling or other market manipulation activities;

•	announcement or expectation of additional financing efforts;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	changes in market conditions for biopharmaceutical stocks; and

•	conditions in the U.S. financial markets or changes in general economic conditions, including as a result of inflation and changes in interest rates.

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

As of December 31, 2022, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 25.1% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

•	the changing and volatile U.S., European and global economic environments, including inflationary pressures and increased federal interest rates.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the LPC Purchase Agreement with Lincoln Park or the Sales Agreement with Cantor, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to limit valuable rights to our intellectual property, technologies, therapeutic candidates or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our therapeutic candidates.

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

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to the LPC Purchase Agreement or the Sales Agreement or under our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Furthermore, under the LPC Agreement, Lincoln Park committed to purchase up to $20 million of shares of our common stock. Sales under the LPC Purchase Agreement, if any, would be at our discretion from time to time through March 29, 2024, subject to certain limitations and conditions. Further, we filed a prospectus supplement related to the offer and sale of up to $10.5 million of our common stock under the Sales Agreement. Any such Sales Agreement sales would be made by Cantor on a reasonable efforts basis. Any sales under the LPC Purchase Agreement or the Sales Agreement must be in compliance with the terms of such agreement and applicable law and the purchase price for such sales will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall and any such issuances would be dilutive to our existing stockholders.

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

Holders

As of December 31, 2022, there were 191 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6. RESERVED

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

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. We are advancing two cell therapy platforms derived from bone marrow in clinical trials today. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced for two clinical indications: ischemic heart failure of HFrEF and refractory angina resulting from chronic myocardial ischemia (CMI). Our neurokinin-1 receptor positive (NK1R+) allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: the treatment of ischemic HFrEF and for acute respiratory distress syndrome (ARDS”).

Our autologous CardiAMP and our allogeneic NK1R+ cell therapies intended for cardiac indications of HFrEF and CMI are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We selectively partner this therapeutic delivery platform with others seeking to develop biotherapeutic interventions for local delivery to the heart.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure with HFrEF (BCDA-01)

We have completed a Phase I open label clinical study and a Phase II randomized placebo-controlled study for the CardiAMP cell therapy in ischemic HFrEF. We are currently advancing in an ongoing Phase III study intended to provide the primary data with respect to safety and efficacy to support product approval by the FDA.

CardiAMP Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure Trial

The CardiAMP Cell Therapy Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers in the United States and Canada, which includes a 10-patient roll-in cohort. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System. The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in 6MW at 12 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed.

The Phase III trial is designed based on the Phase II trial. If the true effect size is only 50% of that observed in the Phase II trial, the CardiAMP Heart Failure Phase III trial is still 90% powered to meet the primary endpoint with statistical significance. Statistical significance denotes the mathematical likelihood that the results observed are real and not due to chance. Our Phase II results showed that the Phase III trial would have a 90 percent chance of meeting its primary endpoint with 86 to 126 patients. However, the Phase III was designed with 250 patients randomized to address potential greater variability in clinical measures in a larger trial, potential loss of patients to follow-up, and to provide sufficient safety data to support FDA approval. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for this indication (BCDA-01). This trial is enrolling at 20 clinical sites (including four sites in Canada). 119 patients have been enrolled to date and 10 additional control patients have crossed over to receive therapy.

Results from the roll-in cohort of the ongoing Phase III trial at one year follow-up were reported in the International Journal of Cardiology in 2021 with one-year follow-up showing 100% survival, no treatment emergent major adverse cardiac events, improved functional capacity as measured by six-minute walk distance, improved quality of live, and improved heart function as measured by left ventricular ejection fraction and improved heart wall motion scores. Subsequently results were presented on dosages being achieved in the trial at the European Society for Cardiology Heart Failure meeting in 2021, showing that the estimated CD34+ dosage component of the CardiAMP Heart Failure therapy was greater than that previously reported in other important trials which showed signals of efficacy.

In January 2022, the U.S. Food and Drug Administration (FDA) granted Breakthrough Device Designation for the CardiAMP Cell Therapy System for the treatment of heart failure. This Breakthrough Device Program is designed to expedite FDA approval of certain novel devices or device-led combination products (i.e., products that combine drugs, devices or biological products) that have the potential to provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. We believe the CardiAMP Cell Therapy System is the first cardiac cell therapy to receive an FDA Breakthrough designation.

In February 2022, Health Canada, Canada’s health services agency, sent BioCardia a No Objection Letter, allowing the CardiAMP Heart Failure Trial to expand into Canada. The world class sites of Ottawa Heart Institute, St. Paul’s Hospital in Vancouver, London Health Sciences, and Unity Health in Toronto have all completed the extensive on-boarding process and are actively screening patients.

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

In July 2022, the Company had its second consultation with Japan’s Pharmaceutical and Medical Device Agency regarding potential approval of the CardiAMP Cell Therapy System for the treatment of ischemic heart failure based on existing data. After working with distinguished physician leaders, BioCardia is in the process of completing a formal submission for approval in Japan. The large submission was submitted for translation into Japanese in March 2023 and is expected to be submitted to PMDA by our regulatory consultants when the translation is completed in April 2023.

In August 2022, the independent Data Safety Monitoring Board (DSMB) completed a sixth prespecified data review, including a risk-benefit assessment. Following the review, the DSMB indicated that it had no significant safety concerns and recommended that the study continue as designed. This was in line with five previous prespecified DSMB reviews. The DSMB supported that the Company implement an adaptive statistical analysis plan (Adaptive SAP), which could enable an early readout for study treatment efficacy.

In this most recent DSMB review, available aggregated blinded results with 100 patients passed the primary endpoint showed patients having meaningful improvements on average across both treated and control patients, which we believe is remarkable given these patients typically decline over time. Aggregate survival rate for patients reaching one-year follow-up, including both treated and control patients, was observed to be greater than that seen in a recent large pivotal trial of a new approved heart failure drug and greater than what we would expect from the 2022 Statistics from the American Heart Association based on our patient demographics. Available aggregate unmonitored blinded data showed less variability in important baseline measures than we have seen in our previous Phase II trial. To date, few patients appear to have been lost to follow-up.

The Company, working with leading biostatistics and regulatory consultants, submitted a supplement to the FDA in February 2023 with a proposed adaptive SAP for the CardiAMP Heart Failure trial. This was submitted as a Sprint Discussion under the Breakthrough designation guidance provided by the FDA. The Company is scheduled to meet with the FDA CBER on March 29, 2023.

It is anticipated that the next DSMB meeting will be scheduled in the second quarter of 2023 and will utilize an adaptive design should the FDA approve the proposal. In advance of the next DSMB review, we anticipate all data that contributes to the primary efficacy endpoint in the study submission will have been monitored by our clinical staff, verifying all clinical data required for interpretation in the DSMB review. Should this next DSMB review or another future DSMB review include an adaptive statistical analysis plan, it could result in the DSMB being able to recommend the trial enrollment be stopped early for anticipated success with fewer patients or that confirmation of the study should continue as planned to the next DSMB review. Should we meet the primary endpoint with fewer patients than currently planned, the FDA Breakthrough designation granted to this program may reduce the need to have a significant additional number of patients to demonstrate safety prior to market approval and allow BioCardia to obtain additional safety data after market approval.

CardiAMP Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. This program benefits from the 2022 CMS reimbursement at up to $20,000. The trial has been activated at two clinical sites and two patients have been treated. The Company is working to complete the roll-in cohort and work with the FDA to enhance the trial design before expanding this beyond four clinical centers.

Allogeneic NK1R+ MSC Cell Therapy Platform

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive Mesenchymal Stem Cells (NK1R+ MSC) for which the FDA approved two INDs in 2022. This “off the shelf” cell therapy is being advanced for ischemic heart failure of HFrEF (BCDA-03) and acute respiratory distress (BCDA-04). Variations of this allogeneic therapy may have the potential for numerous other therapeutic applications. These cells are compelling in part because they express the Neurkinin-1 receptor for the neuropeptide Substance P, an important neuropeptide associated with inflammation throughout the body and a primary mediator of inflammation in the airways. BioCardia manufactures these cells for clinical studies at its manufacturing facility in Sunnyvale which was certified for manufacturing in 2022. Clinical grade cells are available for both indications being pursued today.

Allogeneic NK1R+ MSC for Heart Failure (BCDA-03)

In December 2022, the FDA approved the Company’s Investigational New Drug (IND) application to initiate a first-in-human Phase I/II clinical trial to deliver these allogeneic cells for the treatment of HFrEF. The trial is designed for patients with New York Heart Association Class II and III ischemic heart failure with ischemic HFrEF whose own cell composition makes them ineligible for the Company’s Phase III CardiAMP® Heart Failure Trial studying autologous cell therapy that has received FDA Breakthrough Device Designation. Efficiencies are expected in conducting this trial as patients who have been screened but are ineligible for enrollment in the CardiAMP Heart Failure trial would likely be eligible for this allogeneic trial. Clinical grade allogeneic cells have been manufactured and are ready for use and the cells will be delivered by our proprietary delivery system. We expect to begin enrolling patients in the second quarter of 2023.

Allogeneic NK1R+ MSC for Acute Respiratory Distress Syndrome (BCDA-04)

In April 2022, the FDA approved the Company’s Investigational New Drug (IND) for a Phase I/II trial for the use of this allogeneic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 (BCDA-04). Fortunately, the number of patients with COVID-19 induced ARDS has decreased and the Company intends to work with the FDA to modify its inclusion criteria to include other patients with ARDS without requiring them to have previously had COVID-19.

The first part of the clinical trial will evaluate increasing dosages of the cells and the optimal dose will be taken to Phase II in a randomized study in adult patients recovering from ARDS. This therapy is intended to address the enormous unmet need of sustained local and systemic inflammation after a patient is taken off respirator support with goals of accelerating recovery, enhancing survival and reducing both relapse and rehospitalization. Clinical grade cells have been manufactured and are available for this study, but this trial initiation is expected to follow the initiation of the BCDA-03 trial of these allogeneic MSC for HFrEF.

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System (Helix) delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. It enables local delivery of cell and gene-based therapies, including our own cell therapies to treat cardiac cardiovascular indications. The Helix catheter is CE marked in Europe and is under investigational use in the United States. The Helix design has served as a platform for the Company’s development of a number of transendocardial delivery system that are not clinically available yet. These are guided to the heart using a number of navigation platforms the Company has also developed.

BioCardia selectively partners its Helix Biotherapeutic Delivery Systems and broader biotherapeutic delivery capabilities with firms developing other cell, gene, and protein therapeutic programs. These partnered programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of cardiac diseases.

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

Additionally, while the potential continuing economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 and related responses of governments, business and other institutions on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s liquidity and ability to raise the capital to complete its preclinical and clinical studies on a timely basis, or at all. In addition, a recession, market correction or depression resulting from the COVID-19 pandemic or the response to it, could materially affect our business and the value of our common stock.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2022, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

The table set forth below summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands). The results of operations from 2021 compared to 2020 and related discussion can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022, and such results and related discussion are incorporated herein by reference.

	Years ended December 31,
	2022	2021
Revenue:
Net product revenue	$3	$1
Collaboration agreement revenue	1,349	1,014
Total revenue	1,352	1,015
Costs and expenses:
Research and development	8,834	8,558
Selling, general and administrative	4,419	5,087
Total costs and expenses	13,253	13,645
Operating loss	(11,901)	(12,630)
Other income (expense):
Total other income (expense), net	(6)	7
Net loss	$(11,907)	$(12,623)

Revenue. Revenue increased to approximately $1.4 million in the year ended December 31, 2022 as compared to $1.0 million in the year ended December 31, 2021, primarily due to the timing of increased revenue from new and existing collaborative partners coupled with the fulfilment of deliverables and completion of collaborative agreements. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant quarter-to- quarter variation in our revenues.

Research and Development Expenses. Research and development expenses increased to approximately $8.8 million in the year ended December 31, 2022 as compared to approximately $8.6 million in the year ended December 31, 2021 primarily due to increasing expenses in support of the CardiAMP Heart Failure Trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to approximately $4.4 million in the year ended December 31, 2022 as compared to $5.1 million in the year ended December 31, 2021, primarily due to lower professional fees, stock-based compensation expense and rent expense.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2022, we had an accumulated deficit of approximately $140.6 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of December 31, 2022, we had cash and cash equivalents of $7.4 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(10,561)	$(10,366)
Investing activities	(70)	(116)
Financing activities	5,122	1,947
Net decrease in cash and cash equivalents	$(5,509)	$(8,535)

Cash Flows from Operating Activities. The increase in net cash used in operating activities of $195,000, or approximately 2%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, related primarily to the timing of payments from collaboration partners.

Cash Flows from Investing Activities. Net cash used in investing activities of $70,000 and $116,000 during the years ended December 31, 2022 and 2021, respectively consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $5.1 million and $1.9 million during the years ended December 31, 2022 and 2021, respectively, related primarily to net proceeds from the sale of common stock less issuance costs.

Lincoln Park Capital Stock Purchase Agreement

In March 2021, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into a purchase agreement (Purchase Agreement) and a registration rights agreement (Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we sold 373,832 shares of our common stock at a price of $5.35 per share pursuant to the Purchase Agreement for gross proceeds of $2 million (and issued 80,000 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock, which consisted of 75,000 shares for Lincoln Park’s initial commitment and 5,000 shares issued on a pro rata basis in respect of Lincoln Park’s initial purchase of 373,832 shares). Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2 million, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a Regular Purchase). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an Accelerated Purchase to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple Accelerated Purchases on the same trading day. The net proceeds were used for general corporate purposes and working capital. We expect to use future proceeds from this agreement, if any, for general corporate purposes and working capital. As of December 31, 2022, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald ATM Offering

In April 2022, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock (ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we will pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. We filed a prospectus supplement under our existing registration statement covering the offer and sale of up to $10.5 million of common stock, of which approximately $8.5 million is still available for offer and sale.

During the year ended December 31, 2022, we sold an aggregate of 711,511 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $1,803,000, with associated issuance costs of $256,000.

December 2022 Private Placement

On December 16, 2022, we sold to certain qualified institutional buyers and institutional accredited investors an aggregate of 2,122,017 shares of the Company’s common stock at an offering price of $1.68 per share in a private placement (Private Placement). Certain of the Company’s directors and executive officers purchased an aggregate of 499,997 of such shares. The net proceeds of the Private Placement were approximately $3.4 million, including associated issuance costs of $162,000.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $7.4 million as of December 31, 2022 are not sufficient to fund our planned expenditures and meet our obligations beyond the third quarter of 2023. In order to continue development of our therapeutic candidates beyond the third quarter of 2023, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our consolidated financial statements as of December 31, 2022 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may be forced to liquidate assets. In such a scenario, the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of our notes to the consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Accrued research and development expenses – clinical costs

The Company recorded research and development expenses of $8.8 million for the year ended December 31, 2022. As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

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

San Diego, California

March 28, 2023

BIOCARDIA, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,363	$12,872
Accounts receivable, net of allowance for doubtful accounts of $11 and $22 as of December 31, 2022 and 2021	201	147
Prepaid expenses and other current assets	300	462
Total current assets	7,864	13,481
Property and equipment, net	170	182
Operating lease right-of-use asset, net	1,588	1,883
Other assets	171	172
Total assets	$9,793	$15,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$683	$507
Accrued expenses and other current liabilities	2,246	2,121
Deferred revenue	341	847
Operating lease liability - current	315	237
Total current liabilities	3,585	3,712
Operating lease liability - noncurrent	1,316	1,631
Total liabilities	4,901	5,343
Commitments and contingencies (Notes 1, 2, 5 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,076,773 and 16,871,265 shares issued and outstanding as of December 31, 2022 and 2021, respectively	20	17
Additional paid-in capital	145,476	139,055
Accumulated deficit	(140,604)	(128,697)
Total stockholders’ equity	4,892	10,375
Total liabilities and stockholders’ equity	$9,793	$15,718

See accompanying notes to the consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years ended December 31,
	2022	2021
Revenue:
Net product revenue	$3	$1
Collaboration agreement revenue	1,349	1,014
Total revenue	1,352	1,015
Costs and expenses:
Research and development	8,834	8,558
Selling, general and administrative	4,419	5,087
Total costs and expenses	13,253	13,645
Operating loss	(11,901)	(12,630)
Other income (expense):
Total other income (expense), net	(6)	7
Net loss	$(11,907)	$(12,623)

Net loss per share, basic and diluted	$(0.67)	$(0.75)

Weighted-average shares used in computing net loss per share, basic and diluted	17,720,972	16,917,664

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2022 and 2021
(In thousands, except share data)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2020	16,297,381	$16	$135,234	$(116,074)	$19,176
Restricted stock units vested and issued	40,100	—	—	—	—
Sale of common stock, net of issuance costs of $59	453,832	1	1,941	—	1,942
Restricted stock units issued to settle management bonus obligations	78,372	—	214	—	214
Exercise of common stock options	1,580	—	5	—	5
Share-based compensation	—	—	1,661	—	1,661
Net loss	—	—	—	(12,623)	(12,623)
Balance at December 31, 2021	16,871,265	17	139,055	(128,697)	10,375
Restricted stock units vested and issued	178,785	—	—	—	—
Sale of common stock under ATM, net of issuance costs of $256	711,511	1	1,546	—	1,547
Sale of common stock on December 14, 2022, net of issuance costs of $162	2,122,017	2	3,401	—	3,403
Restricted stock units issued to settle management bonus obligations	193,195	—	291	—	291
Share-based compensation	—	—	1,183	—	1,183
Net loss	—	—	—	(11,907)	(11,907)
Balance at December 31, 2022	20,076,773	$20	$145,476	$(140,604)	$4,892

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2022	2021
Operating activities:
Net loss	$(11,907)	$(12,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	60
Reduction in the carrying amount of right-of-use assets	295	580
Share-based compensation	1,183	1,661
Loss on disposal of property and equipment	—	19
Changes in operating assets and liabilities:
Accounts receivable	(54)	85
Prepaid expenses and other current assets	163	(179)
Other receivable due from related party	—	618
Accounts payable	4	(239)
Accrued expenses and other current liabilities	416	130
Deferred revenue	(506)	164
Operating lease liability	(237)	(642)
Net cash used in operating activities	(10,561)	(10,366)
Investing activities:
Purchase of property and equipment	(70)	(116)
Net cash used in investing activities	(70)	(116)
Financing activities:
Proceeds from sales of common stock	5,540	2,001
Issuance costs of sale of common stock	(418)	(59)
Proceeds from exercise of common stock options	—	5
Net cash provided by financing activities	5,122	1,947
Net change in cash and cash equivalents	(5,509)	(8,535)
Cash and cash equivalents at beginning of year	12,872	21,407
Cash and cash equivalents at end of year	$7,363	$12,872
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$172	$—
Issuance of restricted stock units in lieu of cash bonus obligations	$401	$393
Right-of-use asset obtained in exchange for lease obligation	$—	$1,896

See accompanying notes to the consolidated financial statements.

BioCardia, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Business

(a)	Organization and Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage company focused on developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. The Company is advancing two cell therapy platforms derived from bone marrow in clinical trials today. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced for two clinical indications: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our neurokinin-1 receptor positive (NK1R+) allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: the treatment of ischemic HFrEF and for acute respiratory distress syndrome (ARDS). Our autologous CardiAMP and our allogeneic NK1R+ cell therapies intended for cardiac indications of HFrEF and CMI are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We partner this therapeutic delivery platform selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart. To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property.

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

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $140.6 million as of December 31, 2022. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $7.4 million as of December 31, 2022 are not sufficient to fund the Company’s planned expenditures and meet its obligations beyond the third quarter of 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern and to continue further development of its therapeutic candidates beyond the third quarter of 2023 will require the Company to raise additional capital. The Company plans to raise additional capital, potentially including debt and equity arrangements, to finance its future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash at times exceeds federally insured limits of $250,000 per customer. On December 31, 2022, the Company’s cash was held by one financial institution and the amount on deposit was approximately $7.1 million in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. See note 17 for subsequent events related to Silicon Valley Bank.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts’ receivable portfolio when necessary. The estimate is based on the Company’s historical write-off experience, customer creditworthiness, facts, and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $11,000 and $22,000 as of December 31, 2022 and 2021, respectively.

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

Operating lease right-of-use asset and liabilities - The Company will determine if an arrangement is a lease at the inception of the arrangement. All leases are assessed for classification as an operating lease or finance lease. The Company will recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases, with a term greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

The Company’s ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor, if any. The Company reduces a ROU asset, and the periodic reduction is the difference between the straight-line total lease cost for the period (including reduction of initial direct costs) and the periodic accretion of the lease liability using the effective interest method.

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

Impairment assessment of long-lived assets - The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2022, there have been no such impairment losses.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, it will be classified in current liabilities. The Company receives payments from its customers as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. The Company does not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Deferred revenue totaled $341,000 and $847,000 as of December 31, 2022 and 2021, respectively.

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

The Company provides a standard warranty of serviceability on all its products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2022 and 2021.

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

Expected Volatility

Beginning in 2022, the Company based the volatility assumption on its own historical data. Prior to 2022, the Company had limited historical data of its own to determine expected volatility, and as such, based the volatility assumption on a combined weighted average of its own historical data and that of a selected peer group. The peer group was developed based on companies in the biotechnology and medical device industries whose shares are publicly traded.

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

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions quarterly. Evaluations are based upon a number of factors, including the technical merits of the tax position, changes in facts or circumstances, changes in tax law, interactions with tax authorities during the course of audits, and effective settlement of audit issues. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations and accrued interest and penalties within accrued expenses and other current liabilities in the consolidated balance sheets. No such interest and penalties have been recorded to date.

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

The Company’s financial assets and liabilities consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. Cash in the Company’s operating bank accounts represents the difference between cash in the money market accounts and total cash and cash equivalents reported on the consolidated balance sheets. The recorded values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their current fair values due to the relatively short-term nature of these accounts.

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

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,893	$—	$—	$6,893
Cash in checking account	—	—	—	470
Total cash and cash equivalent	$6,893	$—	$—	$7,363

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,917	$—	$—	$12,917
Cash in checking account	-	—	—	(45)
Total cash and cash equivalent	$12,917	$—	$—	$12,872

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following as December 31, 2022 and 2021 (in thousands):

	2022	2021
Computer equipment and software	$161	$133
Laboratory and manufacturing equipment	575	460
Furniture and fixtures	27	26
Leasehold improvements	26	26
Construction in progress	—	74
Property and equipment, gross	789	719
Less accumulated depreciation	(619)	(537)
Property and equipment, net	$170	$182

Depreciation expense totaled approximately $82,000 and $60,000 for the years ended December 31, 2022 and 2021, respectively. All of the Company’s property and equipment is located in the United States.

(5)	Operating Lease Right-of-Use Assets, Net

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s operating lease related to a property lease for its laboratory and corporate offices expired in December 2021, and the Company entered into a new lease which expires in January 2027. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants.

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

The components of lease expense for the years ended December 31, 2022 and 2021, respectively, were as follows (in thousands, except years and percentages):

	2022	2021
Straight-line rent expense recognized for operating lease	$482	$623
Variable rent expense recognized for operating lease	62	322
Total rent expense	$544	$945

Weighted average remaining lease term (in years)	4.1	5.1
Weighted average discount rate	10.74%	10.74%

Supplemental cash flow information related to the operating lease for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$237	$686
Cash lease expense (imputed interest expense component of net income)	187	43
Total rent expense	$424	$729

Future minimum lease payments under the operating lease as of December 31, 2022 are as follows (in thousands):

2023	$471
2024	485
2025	499
2026	514
2027	44
Total undiscounted lease payments	$2,013
Less imputed interest	382
Total operating lease liabilities	$1,631

(6)	Collaborative Agreements

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

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued expenses	$157	$240
Accrued salaries and employee benefits	899	861
Accrued clinical trial costs	548	334
Grant liability	534	590
Customer deposits	90	96
Payable to related party	18	—
Total	$2,246	$2,121

(8)	Stockholders’ Equity

Warrants – Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2021	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance, December 31, 2022	2,424,724	$6.36

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

As of December 31, 2022, the Company had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald ATM Offering - On April 12, 2022, the Company entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). The Company is not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, the Company will pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. The Company filed a prospectus supplement under our existing registration statement covering the offer and sale of up to $10.5 million shares of common stock, of which approximately $8.5 million is still available for offer and sale.

During the year ended December 31, 2022, the Company sold an aggregate of 711,511 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $1,803,000, with associated issuance costs of $256,000.

December 2022 - On December 16, 2022, the Company sold to certain qualified institutional buyers and institutional accredited investors aggregate of 2,122,017 shares of the Company’s common stock at an offering price of $1.68 per share in a private placement. Certain of the Company’s directors and executive officers purchased an aggregate of 499,997 of such shares. The net proceeds of the Private Placement were approximately $3.4 million, including associated issuance costs of $162,000.

(9)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002 (2002 Plan), and the Company assumed the 2002 Plan in the Merger. The Company has not granted or does not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (2016 Plan), and the Company assumed the 2016 Plan in the Merger. BioCardia has granted awards, including incentive stock options and non-qualified stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The number of shares reserved for issuance or transfer pursuant to awards under the 2016 Plan will be increased by (i) the number of shares represented by awards outstanding under 2016 Plan that are returned to the plan because they are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, (ii) if approved by the Administrator of the 2016 Plan, an annual increase on the first day of each fiscal year equal to the lessor of (A) 4% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares. As of December 31, 2022, 81,923 shares have been authorized and available for awards under the 2016 Plan.

The Company recognizes in the Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2022 and 2021 was recorded as follows (in thousands):

	Years ended
	December 31,
	2022	2021
Research and development	$528	$795
Selling, general and administrative	655	866
Total share-based compensation	$1,183	$1,661

The following table summarizes activity under the Company’s stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2021	1,649,686	$5.00	7.6	$-
Stock options granted	644,853	1.55
Stock options exercised	—	—
Stock options forfeited	(108,720)	3.77
Stock options expired	(3,111)	9.55
Balance, December 31, 2022	2,182,708	$4.04	7.5	$343
Exercisable, December 31, 2022	1,144,240	$5.48	6.4	$47
Options vested and expected to vest	2,182,708	$4.04	7.5	$343

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2022, based on the Company’s common stock closing price of $2.09 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The total intrinsic value of options exercised was zero and $3,000 in the years ended December 31, 2022 and 2021, respectively. The weighted average grant-date BSM fair value of options granted during the years ended December 31, 2022 and 2021 was $1.37 and $3.10 per share, respectively.

Employee, Director and Non-employee Share-Based Compensation

During the years ended December 31, 2022 and 2021, the Company granted stock options to certain employees, non-employee directors and non-employees to purchase 644,853 and 772,435 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Years ended
	December 31,
	2022			2021
Risk-free interest rate	1.8	-	3.8%	0.4	-	1.6%
Volatility	116	-	122%	107	-	112%
Dividend yield		None			None
Expected term (in years)	6.25	-	10.0	6.25	-	10.0

Unrecognized share-based compensation for employees, non-employee directors and non-employee options granted through December 31, 2022 is approximately $2.1 million to be recognized over a remaining weighted average service period of 2.4 years.

Share-Based Compensation (RSUs)

During the years ended December 31, 2022 and 2021, respectively, the Company granted to certain members of management 287,839 and 112,583 restricted stock units, or RSUs in lieu of paying bonuses. The fair value of each RSU is estimated on the closing market price of the Company’s common stock on the grant date.

The following table summarizes the activity for RSUs during the year ended December 31, 2022:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2021	200,271	$4.13
RSUs granted	287,839	1.51
RSUs released	(371,980)	2.75
RSUs forfeited	(94,604)	1.52
Balance, December 31, 2022	21,526	$4.33

RSUs vested and settled are converted into the Company’s common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. Of the 21,526 RSUs outstanding on December 31, 2022, 18,792 RSUs are vested and have not been settled and 2,734 have not yet vested. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for RSUs granted through December 31, 2022 was approximately $4,000 to be recognized over a remaining weighted average service period of 0.4 years.

(10)	Concentrations

Four customers accounted for approximately 44%, 27%, 12% and 12% of total revenues in 2022. Three customers accounted for approximately 67%, 13% and 13% of total revenues in 2021. Three customers accounted for approximately 39%, 11% and 10% of accounts receivable on December 31, 2022. Four customers accounted for approximately 24%, 14%, 12% and 12% of accounts receivable on December 31, 2021.

(11)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	2022	2021
Net loss	$(11,907)	$(12,623)
Weighted average shares used to compute net loss per share, basic and diluted	17,720,972	16,917,664
Net loss per share, basic and diluted	$(0.67)	$(0.75)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	December 31,
	2022	2021

Stock options to purchase common stock	2,182,708	1,649,686
Unvested restricted stock units	2,734	5,468
Common stock warrants	2,424,724	2,424,724
Total	4,610,166	4,079,878

(12)	Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2022 and 2021 was $0 for both years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2022 and 2021. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2022	2021
Tax at federal statutory rate	$(2,500)	$(2,651)
State, net of federal benefit	(190)	—
Research and development credit	(291)	(279)
Share-based compensation	101	264
Other	—	2
Change in valuation allowance	2,880	2,664
Total provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2022 and 2021 were as follows (in thousands):

	Years ended December 31,
	2022	2021
Accrued compensation	$189	$191
Inventory adjustments	24	15
Depreciation and amortization	17	24
Share-based compensation	569	595
Net operating loss and tax credit carryforwards	31,499	30,277
Research and development capitalization	1,674	—
Other	12	2
Gross Deferred Tax Asset	33,984	31,104
Valuation Allowance	(33,984)	(31,104)
Net deferred tax asset	$—	$—

The Company had approximately $109.5 million and $63.2 million of federal and state net operating loss (NOL) carryforwards, respectively, as of December 31, 2022. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2022 and 2028 for federal and state purposes, respectively, with 2018-2022 federal NOLs having no expiration date. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Code, which discusses limitations on NOL carryforwards and certain built-in losses following ownership changes, and Section 383 of the Code, which discusses, special limitations on certain excess credits, etc., and similar state provisions. Accordingly, the Company’s ability to utilize net operating loss carryforwards and tax credit carryforwards may be limited, potentially significantly, as the result of such an “ownership change.” The Company has not yet performed a comprehensive study to determine if it has undergone any ownership changes. If the Company is able to potentially utilize its net operating loss carryforwards and tax credit carryforwards, it will perform a comprehensive Section 382 and 383 study to determine what, if any, limitation on its ability to utilize its NOLs exists.

As of December 31, 2022, the Company had federal and state research and development credits of approximately $3.5 million and $2.6 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforwards have no expiration.

The Company does not believe that these assets are realizable on a more likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance. The Company did not have deferred tax liabilities as of December 31, 2022 or 2021. The net increase in the total valuation allowance for the year ended December 31, 2022 was $2.9 million, primarily from the net operating losses generated. The net increase in the total valuation allowance for the year ended December 31, 2021 was $2.7 million, primarily from the net operating losses generated. No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2022	2021
Balance, beginning of year	$1,368	$1,235
Additions based on tax positions related to the current year	151	158
Reductions for tax positions related to prior years	—	(25)
Balance, end of year	$1,519	$1,368

Recognition of approximately $1,106,000 and $991,000 of unrecognized tax benefits would impact the effective rate at December 31, 2022 and 2021 respectively, if recognized. Increases in 2022 relate to increased research and development activity.

(13)	Commitments and Contingencies

Contingencies - The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on the Company’s business, financial position, results of operations, or cash flows.

(14)	Grant Funding

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

As of December 31, 2022, the Company has received approximately $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $216,000 of the qualifying costs had been incurred as of December 31, 2022. The remaining $534,000 was recorded as grant liability in accrued expenses and other current liabilities on the consolidated balance sheet at December 31, 2022. The amount is recorded as a liability as the amounts are refundable, should a default by the Company, as defined in the agreement, occur prior to incurring the qualifying costs.

(15)	Related Party Transactions

On April 9, 2020, the Company entered into a Litigation Funding Agreement (Funding Agreement) with BSLF, L.L.C. (Funder), an entity owned and controlled by Andrew Blank, Chair of BioCardia’s board of directors, for the purpose of funding the Company’s legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (Litigation). On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement and all claims were dismissed.

In March 2022, the Company entered into settlement agreements with its litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder (Litigation Funding Settlement). Under the terms of the confidential agreements, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to the Company by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, the Company remits the discounts, as received, to the Funder on a quarterly basis. As a result of the settlement, accounts payable was reduced by $523,000, the $562,000 other receivable due from the related party was eliminated, and a $156,000 related party payable was included in accrued expenses and other current liabilities as of December 31, 2021. The Company remitted the $156,000 related party payable to the Funder on March 17, 2022. During the years ended December 31, 2022 and 2021, the Company received discounts totaling $79,000 and zero, respectively, with $18,000 recorded as a related party payable in accrued expenses and other current liabilities as of December 31, 2022.

(16)	Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the IRC. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. The Company made matching contributions of $30,000 during each of the years ended December 31, 2022 and 2021.

(17)	Subsequent Events

Silicon Valley Bank (SVB) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. At the time of closing, the Company maintained substantially all of its cash and cash equivalents in accounts with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. As of March 14, 2023, the Company has transferred substantially all of its cash and cash equivalents from SVB to another financial institution and does not believe it will be impacted by the closure of SVB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two fiscal years ended December 31, 2022 and 2021, there were no: (1) disagreements with PKF San Diego, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2023Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen common stock certificate
4.2(6)#	BioCardia 2002 Stock Plan, as amended
4.3(7)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(8)#	BioCardia 2016 Equity Incentive Plan, as amended
4.5(9)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(10)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(11)#	Form of Warrant for Common Stock Purchase Warrants issued December 24, 2018
4.8(12)	Form of Common Stock Purchase Warrant
4.9(13)	Form of Representative’s Warrant
4.10(14)	Description of Registered Securities
4.11(15)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
4.12(16)	Registration Rights Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC.
10.1(17)#	Form of Indemnification Agreement for directors and executive officers
10.2(18)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(19) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.4*	Second Amendment to License and Distribution Agreement, dated September 22, 2022, by and between Biomet Biologics, LLC
10.5(20)	Purchase Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC.
10.6(21)	Lease agreement, dated December 14, 2021 between the Company and the Irvine Company LLC
10.7(22)	Settlement Agreement and Mutual Release, dated March 11, 2022, by and between the Company and BSLF, LLC
10.8(23)	Controlled Equity Offering Sales Agreement dated April 12, 2022 between the Company and Cantor Fitzgerald & Co.
10.9(24)	Form of Securities Purchase and Registration Rights Agreement dated December 14, 2022, between the Company and certain qualified institutional buyers and institutional accredited investors.
21.1*	Subsidiaries of the Company
23.1*	Consent of PKF San Diego, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 93 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by us on August 14, 2019.
(4)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on April 11, 2017.
(5)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(8)	Previously filed as Exhibit 4.4 to the Annual Report on Form 10-K filed by us on March 29, 2022.
(9)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(11)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 27, 2018.
(12)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(13)	Previously filed as Exhibit 4.10 to Amendment No. 3 to the registration statement on Form S-1 filed by us on July 23, 2019.
(14)	Previously filed as Exhibit 4.10 to the Annual Report on Form 10-K filed by us on April 9, 2020.
(15)	Previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by us on May 15, 2020.
(16)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed by us on March 29, 2021.
(17)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(18)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(19)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(20)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on March 29, 2022.
(21)	Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K filed by us on March 29, 2022
(22)	Previously filed as Exhibit 10.8 to the Annual Report on 10-K filed by us on March 29, 2022.
(23)	Previously filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on April 12, 2022.
(24)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman, Ph.D.
Peter Altman, Ph.D.
President and Chief Executive Officer

Date: March 29, 2023

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

Signature	Title	Date

/s/ Peter Altman, Ph.D.	President and Chief Executive Officer and Director	March 29, 2023
(Peter Altman, Ph.D.)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	March 29, 2023
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Andrew Blank	Chairman of the Board	March 29, 2023
(Andrew Blank)

/s/ Jim Allen	Director	March 29, 2023
(Jim Allen)

/s/ Richard Krasno, Ph.D.	Director	March 29, 2023
(Richard Krasno, Ph.D.)

/s/ Krisztina Zsebo, Ph.D.	Director	March 29, 2023
(Krisztina Zsebo, Ph.D.)

/s/ Jay M. Moyes	Director	March 29, 2023
(Jay M. Moyes)

/s/ Simon H. Stertzer, M.D.	Director	March 29, 2023
(Simon H. Stertzer, M.D.)