Form 10-K/A
period 2022-12-31
BioCardia, Inc.
filed 2023-05-01
CIK 925741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

There were 20,183,014 shares of the registrant’s Common Stock issued and outstanding as of March 23, 2023.

Auditor Name	Auditor Location	Auditor Firm ID
PKF San Diego, LLP	San Diego, California	PCAOB ID 27

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of BioCardia, Inc. (“BioCardia,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with the filing of this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. All of our directors other than Peter Altman, Ph.D. are independent within the meaning of the listing standards of the NASDAQ Stock Market LLC. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. The Class I directors will be up for election at our 2023 annual stockholder meeting.

The following table sets forth the names, ages as of May 1, 2023, and certain other information for each of our directors:
	Class	Age	Position	Director Since(5)	Current Term Expires
Peter Altman, Ph.D.	I	56	President, Chief Executive Officer and Director	2002	2023
Krisztina Zsebo, Ph.D.(1)(2)	I	67	Director	2020	2023
Jim Allen(3)	II	67	Director	2019	2024
Andrew Blank(3)(4)	II	67	Chairman of the Board of Directors	2019	2024
Richard Krasno, Ph.D.(1)(4)	III	81	Director	2016	2025
Jay M. Moyes(1)(4)	III	69	Director	2011	2025
Simon H. Stertzer, M.D.(2)	III	87	Director	2002	2025

(1)	Member of the audit committee

(2)	Member of the science and technology committee

(3)	Member of the nominating and corporate governance committee

(4)	Member of the compensation committee

(5)
Service on our board of directors prior to 2016 noted in the narrative below includes service with BioCardia Lifesciences, Inc., the company we merged with in our reverse merger transaction in October 2016.

Peter Altman, Ph.D. has served as our President and Chief Executive Officer since 2002. He was founding Chief Executive Officer from 1999 to 2003 and board member of CareDx from 1999 to 2014, a developer of a diagnostic to be used in chronic inflammatory diseases, including cardiac and kidney transplantation. Dr. Altman has served as a director on the board of directors of Oncocyclist Biotech since 2018. He received his Ph.D. in Bioengineering/Pharmaceutical Chemistry from the University of California, San Francisco and University of California, Berkeley, and both his Master of Science and Bachelor of Science in Mechanical Engineering from the Columbia University School of Engineering and Applied Sciences. Dr. Altman has been elected Fellow of the American Heart Association.

We believe that Dr. Altman possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience in the biotechnology, medical device and diagnostic industries and the operational insight and expertise he has accumulated as our President and Chief Executive Officer.

Krisztina Zsebo, Ph.D. was appointed to our board of directors in December 2020 and is a biopharmaceutical veteran with more than 35 years of experience in the biotechnology industry. Since August 2015, she has been a consultant in the biotechnology industry as President of Biovest Consulting, LLC. She previously served as the CEO and co-founder of VasoRx, Inc. from 2018 to 2022 and, as the CEO of VST-BIO Corp., an early-stage biotechnology company, from 2020 to 2022. From 2004 through 2015, she was CEO & President and a director of Celladon Corporation (now Eiger BioPharmaceuticals, Inc.) and took the company public. From 2004 to 2007, Dr. Zsebo was a venture partner at Enterprise Partners Venture Capital, a venture capital firm. Prior to joining Enterprise Partners, Dr. Zsebo held executive positions at Remedyne Corporation, a biotechnology company, Connetics Corporation, a specialty pharmaceutical company, ALZA Corporation, a pharmaceutical and medical systems company, Cell Genesys, Inc., a biotechnology company, and Amgen Inc., a biotechnology company. Dr. Zsebo received a B.S. in Biochemistry from the University of Maryland, an M.S. in Biochemistry and Biophysics from Oregon State University and a Ph.D. in Comparative Biochemistry from the University of California, Berkeley.

We believe that Dr. Zsebo possesses specific attributes that qualify her to serve as a member of our board of directors, including her extensive management and operational experience in the biotechnology, medical device and diagnostic industries.

Jim Allen was appointed to our board of directors in October 2019. Mr. Allen is Chief Executive Officer and President of Sea Star, Inc., a real estate development company, and has served in that capacity since he founded the company in February 1989. Mr. Allen has founded multiple companies from concept to full operation involving the development of various technologies, patents, manufacturing processes, and sales, distribution and maintenance programs. Six of his ventures have resulted in sales to publicly-traded companies. One of his companies was sold to Roper Technologies, Inc. and he is currently serving in a consulting capacity for TransCore Atlantic LLC, a Roper Technologies, Inc. company. He is a named inventor on 29 issued and pending patents. Mr. Allen has studied business at Troy University and Auburn University at Montgomery.

We believe that Mr. Allen possesses specific attributes that qualify him to serve as a member of our board of directors, including his operational expertise and extensive track record of successful business ventures.

Andrew Scott Blank is Chairman of our board of directors and was appointed to our board of directors in October 2019. Mr. Blank is President of National Brands, Inc., an investment group that was one of the largest Anheuser-Bush beer distributors prior to divesture of those operations, and has served in that capacity since March 2, 1993. Mr. Blank also currently serves as President of WareITis Technologies, developer of one of the foremost enterprise level content management software suites called Records Studio, President of Archive America, one of the country’s largest family-owned document storage firms, President of Seaboard Warehouse Terminals, Seaboard Chicago U.S. and Seaboard Warehouse, a group of companies providing nationwide third-party logistics services, and President of the Blank Family Foundation, a private family foundation that provides philanthropic support to worthy charitable organizations. Mr. Blank also currently serves on the board of directors of Neumentum, Inc. Mr. Blank holds a bachelor’s degree in business from the University of Miami.

We believe that Mr. Blank possesses specific attributes that qualify him to serve as Chairman of our board of directors, including his operational expertise and extensive track record in the management of fast-growth companies.

Richard Krasno, Ph.D. was appointed to our board of directors in October 2016. Dr. Krasno has served as a director of OPKO Health, Inc. since 2017. Dr. Krasno previously served as a director on the board of Ladenburg Thalmann from 2006 until 2020 and on the board of Castle Brands, Inc. from 2014 until 2019. Dr. Krasno served as the executive director of the William R. Kenan, Jr. Charitable Trust from 1999 to 2014 and, from 1999 to 2010, as president of the four affiliated funds. Prior to that, Dr. Krasno was the president of the Monterey Institute of International Studies in Monterey, California. From 2004 to 2012, Dr. Krasno also served as a director of the University of North Carolina Health Care System and served as chairman of the board of directors from 2009 to 2012. From 1981 to 1998, he served as president and chief executive officer of the Institute of International Education in New York. He also served as Deputy Assistant Secretary of Education in Washington, D.C. from 1979 to 1980. Dr. Krasno holds a Bachelor of Science from the University of Illinois and a Ph.D. from Stanford.

We believe that Dr. Krasno possesses specific attributes including his qualifications and skills, including financial literacy and expertise, his managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations, which qualify him to serve as a member of our board of directors.

Jay M. Moyes has served on our board of directors since 2011. Mr. Moyes is the Chief Financial Officer of Sera Prognostics, Inc., a women’s health diagnostics company, and has served in that capacity since March 2020. He has served on the board of directors and as Chairman of the Audit Committee of Puma Biotechnologies from April 2012 to present, on the board of directors and Chairman of the Audit Committee of Achieve Life Sciences from August 2017 to the present, on the board of directors of Predictive Technology Group, Inc. from February 2019 until December 2019 and on the board of directors and Chairman of the Audit Committee of Osiris Therapeutics, a biosurgical company, from May 2006 until December 2017. He also served as a member of the board of directors and Chairman of the Audit Committee of Integrated Diagnostics, a privately held molecular diagnostics company, from 2011 to 2016. From 2012 to 2014, Mr. Moyes served as a member of the board of directors of Amedica Corporation, a publicly traded orthopaedics company, and as Chief Financial Officer from 2013 to 2014. From 2008 to 2009, Mr. Moyes served as Chief Financial Officer of CareDx, a publicly traded molecular diagnostics company. Prior to that, he served as Chief Financial Officer of Myriad Genetics, Inc., a publicly held healthcare diagnostics company, from June 1996 until his retirement in November 2007, and as Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG from 1979 to 1991. He also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 to 2006. Mr. Moyes holds a Masters of Business Administration from the University of Utah, a Bachelor of Arts in economics from Weber State University, and was formerly a Certified Public Accountant.

We believe that Mr. Moyes possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive background in finance and accounting in the life sciences industry.

Simon H. Stertzer, M.D. has served on our board of directors since 2002. Dr. Stertzer is a Professor of Medicine, Emeritus at the Stanford University School of Medicine, Division of Cardiovascular Medicine. He was appointed Professor of Medicine at Stanford University in 1998, and became Professor Emeritus at Stanford University in 2011. Dr. Stertzer serves on the medical advisory board of Avenda Health, a private prostate cancer therapy company, and was appointed in June 2019. Dr. Stertzer is managing member of Windrock Enterprises, LLC, a real estate investment company since May 1999. He has served as a Director of Frontiere Algorithmic Design LLC, and AIVA App LLC, both software development companies, from June 2014 to October 2020. Dr. Stertzer was a founder and board member of Arterial Vascular Engineering, an angioplasty balloon and stent company that went public in 1996 and was subsequently acquired by Medtronic. He also serves as Director of AVIA App LLC since 2015. Dr. Stertzer received his Doctor of Medicine degree from New York University. He also earned a Certificat de Physiologie from University of Paris (Sorbonne) and had a fellowship at New York University Hospital in Cardiovascular Disease. Dr. Stertzer received a Bachelor of Arts degree in Humanities from Union College.

We believe that Dr. Stertzer possesses specific attributes that qualify him to serve as a member of our board of directors, including his historical association with our company and his expertise in interventional cardiology and the operational experience he has accumulated in the life sciences industry.

Director Independence

In accordance with the listing requirements of the NASDAQ Stock Market and our Corporate Governance Guidelines, a majority of our Board must be composed of independent directors. Our Board has determined that all of our directors, other than Dr. Altman, qualify as “independent” directors in accordance with listing requirements of The NASDAQ Stock Market, or NASDAQ, and Rule 10A-3 of the Exchange Act. Dr. Altman is not considered independent because he is an employee of BioCardia.

Board Leadership Structure

Board Structure. Our board of directors has seven authorized seats divided into three classes (Class I, Class II and Class III) with staggered three-year terms. Three Class I directors are to be elected at the 2023 annual stockholder meeting to serve a three-year term expiring at the 2026 annual meeting of stockholders or until their respective successors have been elected and qualified. The Class II directors and the Class III directors will continue to serve their respective terms until the respective 2024 and 2025 annual meetings of stockholders.

Board Leadership Structure. Our board of directors does not have a policy on whether or not the role of the Chief Executive Officer and Chairman should be separate or, if it is to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, we operate with Dr. Altman serving as a director and our President and Chief Executive Officer and Andrew Blank serving as our Chairman. We believe that the separation of the Chairman and Chief Executive Officer positions suit the talents, expertise and experience that each of Dr. Altman and Mr. Blank bring to the Company.

Board Committees. Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee and a science and technology committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Meetings and Committees

During our fiscal year ended December 31, 2022, the board of directors held eight meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we invite, but do not require, our directors to attend. None of our non-employee directors attended our 2022 annual meeting of the stockholders.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee currently consists of Jay Moyes, who is the chair of the committee, Richard Krasno, Ph.D. and Krisztina Zsebo, Ph.D., each of whom is independent for Audit Committee purposes under the requirements of NASDAQ and SEC rules and regulations. Mr. Moyes is an “audit committee financial expert” as the term is defined under SEC regulations. The audit committee operates under a written charter. The functions of the audit committee include:

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

Our audit committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2022, our audit committee held seven meetings. Information contained on, or that can be accessed through, the websites referenced in this Amendment are not a part of, and are not incorporated into, this Amendment.

Compensation Committee

Our compensation committee currently consists of Andrew Blank, who is the chair of the committee, Jay Moyes and Richard Krasno, Ph.D., each of whom is independent in accordance with the NASDAQ Stock Market LLC standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The compensation committee operates under a written charter. The functions of the compensation committee include:

•	determining the compensation of our Chief Executive Officer;

•
reviewing and, if deemed appropriate, recommending to our board of directors the compensation of, and policies, practices and procedures relating to the compensation of, our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

•	determining or recommending, in consultation with our Chief Executive Officer, to the board of directors the compensation of our executive officers; and

•	advising and consulting with our officers regarding managerial personnel and development.

The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies.

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2022, our compensation committee held one meeting.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Andrew Blank, who is the chair of the committee, and Jim Allen, each of whom is independent in accordance with the NASDAQ Stock Market LLC standards. The nomination committee operates under a written charter. The functions of the nominating and corporate governance committee include:

•	establishing standards for service on our board of directors;

•	identifying individuals qualified to become members of our board of directors and recommending director candidates for election or re-election to our board;

•	considering and making recommendations to our board of directors regarding the size and composition of the board of directors, committee composition and structure and procedures affecting directors;

•	reviewing compliance with relevant corporate governance guidelines;

•	reviewing governance-related stockholder proposals and recommending responses from the board of directors; and

•
reviewing actual and potential conflicts of interest of members of the board of directors and corporate officers, other than related-party transactions reviewed by the Audit Committee, and approving or prohibiting any involvement of such persons in matters that may involve a conflict of interest or taking of a corporate opportunity.

Our nominating and corporate governance committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2022, our nominating and corporate governance committee held one meeting.

Science and Technology Committee

Our science and technology committee consists of Krisztina Zsebo, Ph.D., who is the chair of the committee, and Simon Stertzer, M.D. The functions of the science and technology committee include:

•	advising our board of directors on the Company’s use of its science and technology;

•
overseeing the innovation strategy of the Company, including periodic reviews of the Company’s technology and potential applications, the science and technology underlying major research and development initiatives, the competitive environment, and disruptive technology impacts;

•	conducting targeted reviews of the Company’s patent portfolio and strategy relevant to technology applications; and

•
advising our board of directors on the scientific and research and development aspects of any major technology-based transactions and any licensing agreements that require approval of our board of directors.

The science and technology committee was formed on January 13, 2021, and during 2022, our science and technology committee held no meetings.

Considerations in Evaluating Director Nominees

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our nominating and corporate governance committee will consider the existing size and composition of our board of directors and certain other factors, including the character, integrity, diversity of experience, independence, area of expertise, corporate experience, potential conflicts of interest, and other factors that the committee may consider appropriate. Our nominating and corporate governance committee relies upon various criteria for board membership, which may include, without limitation, that a candidate exhibit: the highest ethical character; sound business judgment; skills that are complementary to those of the existing board of directors; ability to assist and support management and make significant contributions to the Company’s success; and an understanding of the fiduciary responsibilities that is required of a member of the board of directors and the commitment of time and energy necessary to diligently carry out those responsibilities. Qualification and backgrounds of the directors as a whole should provide the proper breadth of knowledge, abilities and experience to appropriate composition of the board of directors. Although our nominating and corporate governance committee does not have a specific policy with respect to board diversity, our board of directors believes that our board of directors should be a diverse body, and our nominating and corporate governance committee considers a broad range of backgrounds and experiences. In making determinations regarding nomination of directors, our nominating and corporate governance committee may take into account the benefits of diverse viewpoints. Renomination of existing directors will not be viewed as automatic, but rather will be based on continuing qualification using the criteria set forth above.

Our nominating and corporate governance committee considers these and other factors as it oversees the annual board of directors and committee evaluations. After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection.

Stockholder Recommendations for Nominations to the Board of Directors

Our nominating and corporate governance committee will consider candidates for director recommended by stockholders, provided that (i) any recommending stockholder must have continuously held at least 1% of the company’s fully diluted securities entitled to be voted on the proposal at the meeting for at least one year by the date the proposal is submitted, and (ii) such recommendations comply with our amended and restated certificate of incorporation and amended and restated bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. The nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above.

Any nomination should be sent in writing to our Secretary at BioCardia, Inc., 320 Soquel Way, Sunnyvale, California 94085.

Communications with the Board of Directors

Interested parties wishing to communicate with our board of directors or with an individual member or members of our board of directors to provide comments, to report concerns, or to ask a question, may do so at the following address:

BioCardia, Inc.
Attention: Secretary
320 Soquel Way
Sunnyvale, California 94085

You may submit your concerns anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier, or other interested party.

Communications are distributed to the board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, our board of directors has requested that certain items which are unrelated to the duties and responsibilities of the board should be excluded, such as:

•	Product complaints

•	Product inquiries

•	New product suggestions

•	Resumes and other forms of job inquiries

•	Surveys

•	Business solicitations or advertisements

In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out must be made available to any non-management director upon request.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Our code of business conduct and ethics is available on our website at www.biocardia.com/investors/corporate-governance/id/1029. We intend to disclose any amendments of our code of business conduct and ethics, or waivers of its requirements for directors or executive officers, on our website.

We have also adopted an Insider Trading Policy. That policy prohibits all employees, including our executive officers, and all directors and agents from purchasing any financial instrument that is designed to hedge or offset any decrease in the market value of our securities. All employees, including our executive officers, and all of our directors and agents are also prohibited from pledging our securities or engaging in short sales of our securities.

Risk Oversight

Our board of directors has responsibility for the oversight of our risk management processes and, either as a whole or through our committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to mitigate or manage them. The risk oversight process includes receiving reports from committees of our board of directors and members of senior management to enable our board of directors to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk, as well as the impact on us of public health issues such as COVID-19.

The audit committee oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment and risk management. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board of directors, corporate disclosure practices and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board or directors is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Board Diversity

We value diverse perspectives and believe different points of view brought through diverse representation lead to better business performance, decision making and understanding. Our Board takes a multi-dimensional approach to diversity. In addition to industry expertise and professional experience, our Board values representation that reflects diversity in other important categories including gender, race/ethnicity and sexual orientation.

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

In 2021, our Compensation Committee, in consultation with Compensia, our compensation consultant, recommended, and our board of directors adopted, the compensation for non-employee directors set forth in the table below:

Position	Annual Cash Retainer($)	Annual RSU Grant(#)
Base Fee	$40,000	12,434 (1)
Chairperson Fee
Chairman of the Board	25,000
Audit Committee	15,000
Compensation Committee	10,000
Nominating and Corporate Governance Committee	7,500
Committee Member Fee
Audit Committee	7,500
Compensation Committee	5,000
Nominating and Corporate governance	3,750

(1) An equity award of 12,434 RSUs was granted to each incumbent non-employee director on June 10, 2022, which will vest on June 10, 2023.

Compensation for 2022

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2022:

Director	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Jim Allen	$45,000	$-	$15,800	$60,800
Andrew Blank	$93,500	$-	$15,800	$109,300
Richard Krasno, Ph.D.	$53,500	$-	$15,800	$69,300
Jay M. Moyes	$61,000	$-	$15,800	$76,800
Simon H. Stertzer, M.D.	$45,000	$-	$15,800	$60,800
Krisztina Zsebo, Ph.D.	$56,500	$-	$15,800	$72,300

(1)
This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 to our consolidated financial statements included in the Original Report.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2022.

Name	Aggregate Number of Stock Options Outstanding		Aggregate Number of Stock Awards Outstanding
Jim Allen	24,868	(1)	3,887	(2)
Andrew Blank	24,868	(1)	6,119	(3)
Richard Krasno, Ph.D.	24,868	(1)	3,024	(4)
Jay M. Moyes	28,789	(5)	3,456	(6)
Simon H. Stertzer, M.D.	35,076	(7)	2,304	(8)
Krisztina Zsebo, Ph.D.	24,868	(1)	2,736	(9)

(1)	Includes (i) 12,434 shares subject to an option that vests on June 15, 2022, and (ii) 12,434 shares subject to an option that vests on June 10, 2023.
(2)
Includes (i) 2,520 shares subject to a restricted stock award that represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur at the earlier of the two-year anniversary date of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death, and (ii) 1,367 shares subject to a restricted stock award that vests May 8, 2023.

(3)
Includes (i) 4,752 shares subject to a restricted stock award that represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur at the earlier of the two-year anniversary date of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death, and (ii) 1,367 shares subject to a restricted stock award that vests May 8, 2023.

(4)
Includes 3,024 shares subject to a restricted stock award that represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur at the earlier of the two-year anniversary date of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death.

(5)
Includes (i) 3,921 shares subject to an option that is fully vested and immediately exercisable, (ii) 12,434 shares subject to an option that vests on June 15, 2022, and (iii) 12,434 shares subject to an option that vests on June 10, 2023.

(6)
Includes 3,456 shares subject to a restricted stock award that represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur at the earlier of the two-year anniversary date of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death.

(7)
Includes (i) 10’208 shares subject to an option that is fully vested and immediately exercisable, (ii) 12,434 shares subject to an option that vests on June 15, 2022, and (iii) 12,434 shares subject to an option that vests on June 10, 2023.

(8)
Includes 2,304 shares subject to a restricted stock award that represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur at the earlier of the two-year anniversary date of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death.

(9)
Includes 2,736 shares subject to a restricted stock award that represent a contingent right to receive one share of common stock, but for which delivery of the stock will occur at the earlier of the two-year anniversary date of the grant, the board member’s separation from the Company, a change in control as defined by the 2016 Equity Incentive Plan or the board member’s death.

EXECUTIVE OFFICERS

The following table identifies certain information about our executive officers as of May 1, 2023. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Peter Altman, Ph.D.	56	President, Chief Executive Officer, and Director
David McClung	59	Chief Financial Officer
Edward Gillis	61	Senior Vice President of Devices

The service of our executive officers prior to 2016 noted in the narrative below includes service with BioCardia Lifesciences, Inc., the company we merged with in the reverse merger transaction in October 2016. For a brief biography of Dr. Altman, please see “BOARD OF DIRECTORS.”

Edward Gillis has served as our Senior Vice President of Devices since October 2020 and served as Vice President of Catheter Development from May 2020 to October 2020. Mr. Gillis has more than 20 years of experience in the medical device industry, primarily in management and engineering roles. From March 2017 until January 2019, Mr. Gillis served as the Chief Executive Officer of Revolution Contraceptives LLC, and continued serving as a technical consultant for that company from January 2019 to October 2020. Mr. Gillis also served as Head of Research & Development for Mettler Toledo – Rainin LLC from September 2016 to March 2017. From January 2008 to March 2017, Mr. Gillis served as Chief Technical Officer (January 2013 to March 2017) and as President and Chief Executive Officer (January 2008 to January 2013) of ReVENT Medical, Inc., a company he founded. Prior to these roles, Mr. Gillis served as Vice President of Research and Development for SineXus (now Intersect ENT) and Apneon, an obstructive sleep apnea company, VP of Manufacturing and Engineering for Durect Corporation, a pharmaceutical company developing drug delivery systems, catheters, and other delivery platforms, held senior positions in manufacturing and product development for EndoTex Interventional Systems and Cardiac Pathways Corporation (both acquired by Boston Scientific) and held engineering positions at Spectranetics Corporation, Guidant Corporation and Baxter Healthcare. He holds thirty-four U.S. patents, and is named author on scientific publications in the areas of obstructive sleep apnea, catheter design and drug delivery. Mr. Gillis earned a Master of Science Degree in Plastics Engineering from University of Massachusetts Lowell.

David McClung has served as our Chief Financial Officer since September 2017 and has been with the Company since September 2013, also serving as Vice President of Finance from March 2016 to August 2017 and as Senior Director of Finance & Controller from September 2013 to February 2016. Mr. McClung has more than 20 years of finance and accounting experience in publicly and privately financed organizations, including startup enterprises, middle-market businesses and large public companies. Before joining our company, Mr. McClung served as Director of Finance and Controller at Sonitus Medical, Inc., a privately-held medical device manufacturer, from June 2011 to August 2013. Prior to that, Mr. McClung served as Controller at NextWave Pharmaceuticals, Inc. a specialty pharmaceutical company acquired by Pfizer, Inc., from April 2010 to June 2011. Mr. McClung began his career in public accounting and finance functions at other companies, including Matson Navigation, Inc., The Clorox Company and KPMG LLP. Mr. McClung earned a Bachelor of Arts degree in Accounting from Georgia State University, graduating with honors. He is an actively licensed CPA and member of the AICPA and the California Society of CPAs.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

In 2022, our named executive officers were:

•	Peter Altman, Ph. D.;

•	David McClung; and

•	Edward Gillis.

Fiscal 2022 Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers, who are comprised of (1) our principal executive officer and (2) our two highest compensated executive officers other than the principal executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Peter Altman, Ph.D.	2022	531,000	-	-		185,046	-	716,046
President, Chief Executive Officer, and Director	2021	488,060	-	114,334	(2)	535,995	-	1,138,389
David McClung	2022	382,000	-	-		78,743	-	460,743
Chief Financial Officer	2021	364,313		75,014	(2)	229,082	-	668,409
Edward Gillis	2022	271,000	-	-		49,871	-	320,871
Senior Vice President, Devices	2021	267,792	-	44,931	(2)	146,993	-	459,716

(1)
These amounts reflect the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 and Notes 2 and 10 to our consolidated financial statements included in the Original Report and our 2021 Annual Report on Form 10-K, as filed with the SEC on March 29, 2022, respectively.

(2)	This amount was earned as a bonus in the fiscal year ending December 31, 2021 and was paid out as RSUs in 2022. Such RSUs vested in full on April 14, 2022.

Employment Agreements

Peter Altman, Ph.D.

We have not entered into an employment agreement with Dr. Altman. Accordingly, he is employed on an at-will basis. Dr. Altman’s current annual base salary is $531,000 and he is eligible for an annual bonus equal to 50% of his base salary.

Dr. Altman is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

David McClung

We have not entered into an employment agreement with Mr. McClung. Accordingly, he is employed on an at-will basis. Mr. McClung’s current annual base salary is $382,000 and he is eligible for an annual bonus equal to 38% of his base salary.

Mr. McClung is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Edward Gillis

We have not entered into an employment agreement with Mr. Gillis. Accordingly, he is employed on an at-will basis. Mr. Gillis’ current annual base salary is $271,000 and he is eligible for an annual bonus equal to 35% of his base salary.

Potential Payments on Termination or Change of Control

We have entered into change of control and severance agreements with each of Dr. Altman and Mr. McClung. Under each of these agreements, if, within the period three months prior to and 12 months following a “change of control” (such period, the “change in control period”), we terminate the employment of the applicable employee other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s change of control and severance agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 150% for Dr. Altman and 100% for Mr. McClung, (ii) a lump sum payment equal to the following percentage of the employee’s target annual bonus: 150% for Dr. Altman and 100% for Mr. McClung, (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 18 months for Dr. Altman and 12 months for Mr. McClung, and (iv) accelerated vesting as to 100% of the employee’s outstanding unvested equity awards.

Additionally, under each of these agreements, if, outside of the change in control period, we terminate the employment of the applicable employee other than for cause, death or disability, or the employee resigns for good reason and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 100% for Dr. Altman and 50% for Mr. McClung, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 12 months for Dr. Altman and six months for Mr. McClung, and (iii) the employee’s outstanding unvested equity awards will vest as to an additional 24 months for Dr. Altman and 12 months for Mr. McClung.

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

Outstanding Equity Awards at 2022 Year-End

The following table sets forth summary information regarding the outstanding equity awards for each of the named executive officers as of December 31, 2022:

		Option Awards(1)(2)					Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Peter Altman, Ph.D.	7/5/2014	35,290	(4)	-	5.32	7/5/2024	-	-
	8/19/2016	134,445	(4)	-	5.32	8/19/2026	-	-
	2/1/2018	44,444	(4)	-	5.32	2/1/2028	-	-
	8/27/2019	62,172	(6)	8,882	5.00	8/27/2029	-	-
	4/24/2020	39,050	(5)	16,080	3.43	4/24/2030	-	-
	4/21/2021	81,340	(5)	96,130	3.49	4/21/2031	-	-
	4/14/2022	29,375	(5)	111,625	1.49	4/14/2032
David McClung	6/23/2014	2,514	(4)	-	5.32	6/23/2024	-	-
	8/9/2016	7,173	(4)	-	5.32	8/9/2026	-	-
	8/19/2016	7,401	(4)	-	5.32	8/19/2026	-	-
	2/1/2018	17,668	(4)	-	5.32	2/1/2028	-	-
	8/27/2019	24,715	(6)	3,531	5.00	8/27/2029	-	-
	4/24/2020	18,091	(5)	7,449	3.43	4/24/2030	-	-
	4/21/2021	34,765	(5)	41,085	3.49	4/21/2031	-	-
	4/14/2022	12,500	(5)	47,500	1.49	4/14/2032
Edward Gillis	6/25/2020	20,625	(7)	9,375	2.49	6/25/2030	-	-
	12/3/2020	8,750	(8)	6,250	2.55	12/3/2030	-	-
	4/21/2021	22,307	(5)	26,363	3.49	4/21/2031	-	-
	4/14/2022	7,917	(5)	30,083	1.49	4/14/2032	-	-

(1)	Information for this table is depicted on an award-by-award basis unless the exercise price and expiration date are identical.

(2)	Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective on November 2, 2017 and May 7, 2019, respectively.
(3)
This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors, or the exercise price as determined by the repricing on January 29, 2020.

(4)	This option is fully vested and immediately exercisable.
(5)	This option vests and becomes exercisable in equal monthly installments over four years from the grant date.
(6)	This option vests and becomes exercisable in equal monthly installments over four years beginning October 1, 2019.
(7)	This option vests and becomes exercisable in equal monthly installments over four years from the grant date, subject to a one-year cliff.
(8)	This option vests and becomes exercisable in equal monthly installments over four years beginning November 2, 2020.

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

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2022. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by stockholders(1)	2,157,681	$3.78	81,923
Equity compensation plans not approved by stockholders(3)	46,553	$16.20	-
Total	2,204,234	$4.04	81,923

(1)	Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective on November 2, 2017 and May 7, 2019, respectively.

(2)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.

(3)	In August 2016, the Company granted an option to purchase common stock outside of the Company’s stock option plans to a consultant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of March 31, 2023 are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of March 31, 2023, there were 20,202,005 shares of Common Stock outstanding. The following table sets forth information with respect to the beneficial ownership of our Common Stock, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o BioCardia, Inc., 320 Soquel Way, Sunnyvale, CA 94085.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares(1)	(%)
5% Stockholders:
Entities affiliated with Stertzer Family Trust(1)	1,909,185	9.2
Frost Gamma Investments Trust(2)	2,136,938	10.5
Jim Allen(3)	1,343,149	6.5
Entities affiliated with Gerald P. Peters(4)	1,140,073	5.6
John Francis(5)	1,147,719	5.7

Named Executive Officers and Directors:
Jim Allen(3)	1,343,149	6.5
Andrew Blank(6)	567,952	2.8
Peter Altman, Ph.D.(7)	873,627	4.2
Edward Gillis(8)	91,708	*
Richard Krasno, Ph.D.	59,621	*
David McClung(9)	243,692	1.2
Jay M. Moyes(10)	67,167	*
Krisztina Zsebo, Ph.D.	15,414	*
Simon H. Stertzer, M.D.(1)	1,909,185	9.2
All directors and executive officers as a group (9 people)	5,170,615	23.4

*	Represents beneficial ownership of less than 1%.

(1)
Consists of (i) 888,084 shares of common stock held by the Stertzer Family Trust, (ii) 230,704 shares of our common stock held by Windrock Enterprises L.L.C., (iii) 11,656 shares of our common stock held by the Stertzer Gamma Trust, (iv) 91,544 shares our common stock held by Stertzer Holdings LLC, (v) 202,221 shares of our common stock held by Dr. Stertzer (vi) 1,333 shares of our common stock held by Dr. Stertzer and his spouse Kimberly Stertzer, (vii) 22,642 shares subject to options that are vested and exercisable within 60 days of March 31, 2023, held by Dr. Stertzer, (viii) 326,742 shares subject to warrants held by the Stertzer Family Trust, (ix) 41,667 shares subject to warrants held by Stertzer Holdings LLC and (x) 92,592 shares subject to warrants held by Windrock Enterprises L.L.C. Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC. The foregoing information is based solely on Schedule 13D/A of Simon H. Stertzer, Kimberly Stertzer, Stertzer Family Trust, and Windrock Enterprises L.L.C. filed on January 9, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(2)
Dr. Phillip Frost is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. The address for these entities is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137. The foregoing information is based solely on Schedule 13D/A of Phillip Frost, M.D. and Frost Gamma Investments Trust, filed on December 28, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(3)
Consists of (i) 830,133 shares of our common stock held by Mr. Allen, (ii) 398 shares of our common stock held by Mr. Allen and Kyle Johnson and over which Mr. Allen shares voting and dispositive power, (iii) 92 shares of our common stock, held by Wesley Upchurch and over which Mr. Allen shares voting and dispositive power, (iv) 92 shares of our common stock, held by Judson Upchurch and over which Mr. Allen shares voting and dispositive power, (v) 12,434 shares subject to options vested and exercisable within 60 days of March 31, 2023 and (vi) 500,000 shares subject to warrants held by Mr. Allen. The foregoing information is based solely on Schedule 13D/A of Mr. Allen filed on January 9, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(4)
Consists of (i) 713,686 shares of our common stock held by Gerald P. Peters, (ii) 89,487 shares of our Common Stock held by The Peters Corporation, (iii) 33,456 shares of our common stock held by the Peters Family Art Foundation, (iv) 53,500 shares of our common stock held in the Kathleen K. Peters & Gerald P. Peters III Revocable Trust UTA dtd. Sept. 29, 2008, (v) 76,759 shares of our common stock held in an account for the benefit of Mr. Peters, (vi) 7,185 shares of our common stock held in an account for the benefit of his spouse, and (vii) 166,000 shares subject to warrants held by Mr. Peters. Gerald P. Peters, President, Chief Executive Officer and Financial & Fiscal Officer of the Peters Family Art Foundation may be deemed to have voting and dispositive control over the shares held by the Peters Family Art Foundation. The address for the Peters Family Art Foundation is P.O. Box 2437, Santa Fe, New Mexico 87504. Mr. Peters may be deemed to have voting and dispositive control over the shares held by The Peters Corporation. The foregoing information is based solely on Schedule 13G of Gerald P. Peters filed on October 18, 2019, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(5)
Consists of 1,147,719 shares of our common stock beneficially owned by John Francis, Catalysis Partners, LLC and Francis Capital Management, LLC. Francis Capital Management, LLC is registered as an investment advisor with the State of California. Francis Capital Management, LLC, which serves as the general partner and investment manager to Catalysis Partners, LLC, (the “Fund”), may be deemed to be the beneficial owner of all shares of common stock held by the Fund. Mr. John Francis, as Managing Member of Francis Capital Management, LLC, with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of common stock held by the Fund. The address for these entities is 610 Main Street, Venice, California 90291. The foregoing information is based solely on Schedule 13G/A of John Francis, Catalysis Partners, LLC and Francis Capital Management, LLC filed on February 13, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(6)
Consists of (i) 147,192 shares of our common stock held by Mr. Blank, (ii) 291,659 shares of our common stock held by Andy Blank Revocable Living Trust, of which Mr. Blank serves as trustee, (iii) 12,434 shares subject to options vested and exercisable within 60 days of March 31, 2023, and (iv) 116,667 shares subject to warrants held by Mr. Blank.

(7)
Consists of (i) 353,715 shares of our common stock held by Dr. Altman, (ii) 452,428 shares subject to options vested and exercisable within 60 days of March 31, 2023, and (iii) 67,484 shares subject to warrants held by Dr. Altman.

(8)	Consists of (i) 23,879 shares of our common stock held by Mr. Gillis and (ii) 67,829 shares subject to options vested and exercisable within 60 days of March 31, 2023.

(9)
Consists of (i) 90,731 shares of our common stock held by Mr. McClung, (ii) 136,090 shares subject to options vested and exercisable within 60 days of March 31, 2023, and (iii) 16,871 shares subject to option grants held by Mr. McClung.

(10)	Consists of (i) 50,812 shares of our common stock and (ii) 16,355 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of March 31, 2023.

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

Related Party Transactions

We describe below transactions and series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:

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

Other Transactions

We have granted stock options to our named executive officers and certain of our directors. See the section titled “Executive Compensation−Outstanding Equity Awards at 2022 Year-End” for a description of these stock options.

We have entered into change of control and severance agreements with certain of our executive officers that provides for certain severance and change in control benefits. See the section titled “Executive Compensation−Potential Payments upon Termination or Change of Control.”

On April 9, 2020, we entered into a Litigation Funding Agreement (the “Funding Agreement”) with BSLF, L.L.C. (the “Funder”), an entity owned and controlled by Andrew Blank, a member of our board of directors, for the purpose of funding the Company’s currently pending legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the “Litigation”). BioCardia had sought imposition of constructive trusts both on the patents naming Ms. Sarna as an inventor and the proceeds received from the sale of nVision to Boston Scientific, as well as damages, including unjust enrichment damages measured by the proceeds received from the sale of nVision to Boston Scientific.

Under the terms of the Funding Agreement, the Funder agreed to fund the legal fees and costs incurred by the Company in connection with the Litigation on and after March 1, 2020 on a non-recourse basis. We agreed to repay the Funder from any proceeds arising from the Litigation (the “Litigation Proceeds”), (i) any taxes paid by or imposed upon Funder (other than taxes imposed upon Funder as a consequence of Funder’s income) with respect to the claims, the litigation proceeds or as a consequence of any settlement in connection with the Litigation, if any, plus (ii) an amount, without reduction, set-off or counterclaim, equal to the amount actually paid by the Funder pursuant to the Funding Agreement (the “Actual Funding Amount”) plus (iii) the greater of:

(a) 50% of the remaining Litigation Proceeds, up to three times the Actual Funding Amount; or

(b) 30% of the remaining Litigation Proceeds.

On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement. All claims in the Litigation have been dismissed. The settlement did not result in any material benefit or liability to the Company.

In March 2022, we entered into settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder. Under the terms of the confidential agreements, litigation and corporate counsel agreed to provide credits and refunds of legal fees totaling $688,000, which offset the amounts owed to the Company by the Funder under the Funding Agreement, and to provide up to $300,000 in future discounts on legal services. The Company will remit the discounts, as received, to the Funder on a quarterly basis. The settlement resulted in $195,000 of legal expense and a $156,000 payable to the Funder which was remitted to the Funder on March 17, 2022.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by PKF for the audits of our consolidated financial statements for the fiscal year ended December 31, 2022 and 2021.

	2022	2021
	(In Thousands)	(In Thousands)
Audit Fees (1)	$233	$197
Audit−Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$233	$197

(1)
Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K, services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years and timely review of our quarterly consolidated financial statements.

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

All fees described above were pre-approved by our Audit Committee

Auditor Independence

In our fiscal year ended December 31, 2022, there were no other professional services provided by PKF that would have required our audit committee to consider their compatibility with maintaining the independence of PKF.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report are as follows:

Financial Statements

No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.

All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen common stock certificate
4.2(6)#	BioCardia 2002 Stock Plan, as amended
4.3(7)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(8)#	BioCardia 2016 Equity Incentive Plan, as amended
4.5(9)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(10)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(11)#	Form of Warrant for Common Stock Purchase Warrants issued December 24, 2018
4.8(12)	Form of Common Stock Purchase Warrant
4.9(13)	Form of Representative’s Warrant
4.10(14)	Description of Registered Securities
4.11(15)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
4.12(16)	Registration Rights Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC
10.1(17)#	Form of Indemnification Agreement for directors and executive officers
10.2(18)#	Form of Change of Control and Severance Agreement with each executive officer
10.3(19) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended
10.4(20)	Second Amendment to License and Distribution Agreement, dated September 22, 2022, by and between Biomet Biologics, LLC
10.5(21)	Purchase Agreement, dated March 29, 2021, between the Company and Lincoln Park Capital Fund, LLC.
10.6(22)	Lease agreement, dated December 14, 2021 between the Company and the Irvine Company LLC
10.7(23)	Settlement Agreement and Mutual Release, dated March 11, 2022, by and between the Company and BSLF, LLC
10.8(24)	Controlled Equity Offering Sales Agreement dated April 12, 2022 between the Company and Cantor Fitzgerald & Co.
10.9(25)	Form of Securities Purchase and Registration Rights Agreement dated December 14, 2022, between the Company and certain qualified institutional buyers and institutional accredited investors
21.1(26)	Subsidiaries of the Company
23.1(27)	Consent of PKF San Diego, LLP, Independent Registered Public Accounting Firm
24.1(28)	Power of Attorney
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1(29)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
32.2(30)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)

101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***	Previously filed with the original report.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by us on August 14, 2019.
(4)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(5)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(8)	Previously filed as Exhibit 4.4 to the Annual Report on Form 10-K filed by us on March 29, 2022.
(9)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(11)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 27, 2018.
(12)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(13)	Previously filed as Exhibit 4.10 to Amendment No. 3 to the registration statement on Form S-1 filed by us on July 23, 2019.
(14)	Previously filed as Exhibit 4.10 to the Annual Report on Form 10-K filed by us on April 9, 2020.
(15)	Previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by us on May 15, 2020.
(16)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed by us on March 29, 2021.
(17)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(18)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(19)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(20)	Previously filed as Exhibit 10.4 to the Annual Report on Form 10-K filed by us on March 29, 2023.
(21)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on March 29, 2022.
(22)	Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K filed by us on March 29, 2022.
(23)	Previously filed as Exhibit 10.8 to the Annual Report on 10-K filed by us on March 29, 2022.
(24)	Previously filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on April 12, 2022.
(25)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 14, 2022.
(26)	Previously filed as Exhibit 21.1 to the Annual Report on Form 10-K filed by us on March 29, 2023.
(27)	Previously filed as Exhibit 23.1 to the Annual Report on Form 10-K filed by us on March 29, 2023.
(28)	Previously filed as Exhibit 24.1 to the Annual Report on Form 10-K filed by us on March 29, 2023.
(29)	Previously filed as Exhibit 32.1 to the Annual Report on Form 10-K filed by us on March 29, 2023.
(30)	Previously filed as Exhibit 32.2 to the Annual Report on Form 10-K filed by us on March 29, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

Date: May 1, 2023	By:	/s/ Peter Altman, Ph.D.
Peter Altman, Ph.D.
President and Chief Executive Officer