Form 10-Q
period 2023-03-31
BioCardia, Inc.
filed 2023-05-10
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

There were 20,219,087 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2023.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,857	$7,363
Accounts receivable, net of allowance for doubtful accounts of $11 as of both March 31, 2023 and December 31, 2022	153	201
Prepaid expenses and other current assets	279	300
Total current assets	5,289	7,864
Property and equipment, net	158	170
Operating lease right-of-use asset, net	1,509	1,588
Other assets	172	171
Total assets	$7,128	$9,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$861	$683
Accrued expenses and other current liabilities	2,472	2,246
Deferred revenue	340	341
Operating lease liability - current	327	315
Total current liabilities	4,000	3,585
Operating lease liability - noncurrent	1,228	1,316
Total liabilities	5,228	4,901
Commitments and contingencies (Notes 1, 2, 5 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,202,005 and 20,076,773 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	145,985	145,476
Accumulated deficit	(144,105)	(140,604)
Total stockholders’ equity	1,900	4,892
Total liabilities and stockholders’ equity	$7,128	$9,793

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2023	2022
Revenue:
Net product revenue	$—	$1
Collaboration agreement revenue	64	59
Total revenue	64	60
Costs and expenses:
Research and development	2,384	2,186
Selling, general and administrative	1,190	1,201
Total costs and expenses	3,574	3,387
Operating loss	(3,510)	(3,327)
Other income (expense):
Total other income, net	9	2
Net loss	$(3,501)	$(3,325)

Net loss per share, basic and diluted	$(0.17)	$(0.19)

Weighted-average shares used in computing net loss per share, basic and diluted	20,177,167	17,066,068

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375
Share-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,325)	(3,325)
Balance at March 31, 2022	16,871,265	$17	$139,374	$(132,022)	$7,369

Balance at December 31, 2022	20,076,773	$20	$145,476	$(140,604)	$4,892
Sale of common stock under ATM, net of issuance costs of $13	106,241	—	231	—	231
Exercise of common stock options	199	—	—	—	—
Restricted stock units vested and issued	18,792	—	—	—	—
Share-based compensation	—	—	278	—	278
Net loss	—	—	—	(3,501)	(3,501)
Balance at March 31, 2023	20,202,005	$20	$145,985	$(144,105)	$1,900

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(3,501)	$(3,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	16
Reduction in the carrying amount of right-of-use assets	79	71
Share-based compensation	278	319
Changes in operating assets and liabilities:
Accounts receivable	48	(179)
Prepaid expenses and other current assets	20	57
Other receivable due from related party	—	—
Accounts payable	345	257
Accrued expenses and other current liabilities	226	(201)
Deferred revenue	(1)	101
Operating lease liability	(76)	(29)
Net cash used in operating activities	(2,560)	(2,913)
Investing activities:
Purchase of property and equipment	(10)	(29)
Net cash used in investing activities	(10)	(29)
Financing activities:
Proceeds from sales of common stock	244	—
Issuance costs of sale of common stock	(180)	—
Net cash provided by financing activities	64	—
Net change in cash and cash equivalents	(2,506)	(2,942)
Cash and cash equivalents at beginning of period	7,363	12,872
Cash and cash equivalents at end of period	$4,857	$9,930
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$6	$—

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of March 31, 2023, and for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $144.1 million as of March 31, 2023. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $4.9 million as of March 31, 2023 are not sufficient to fund the Company’s planned expenditures and meet its obligations beyond the third quarter of 2023. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond the third quarter of 2023 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

(e)	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On March 31, 2023, substantially all of our cash was held by one financial institution and the amount on deposit was approximately $4.5 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

Silicon Valley Bank (SVB) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. As of March 31, 2023, the Company has transferred substantially all of its cash and cash equivalents from SVB to another financial institution and does not believe it will be impacted by the closure of SVB.

(f)	Changes to Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed March 29, 2023. There have been no changes to those policies.

(g)	Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB), including its Emerging Issues Task Force, did not or are not believed by management to have a material impact on our financial statement presentation or disclosures.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of March 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20	$—	$—	$20
Cash in savings account	—	—	—	4,508
Cash in checking account	—	—	—	329
Total cash and cash equivalents	$20	$—	$—	$4,857

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,893	$—	$—	$6,893
Cash in checking account	—	—	—	470
Total cash and cash equivalents	$6,893	$—	$—	$7,363

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment and software	$171	$161
Laboratory and manufacturing equipment	575	575
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	799	789
Less accumulated depreciation	(641)	(619)
Property and equipment, net	$158	$170

Depreciation expense totaled $22,000 and $16,000 for the three months ended March 31, 2023 and 2022, respectively.

(5)	Operating Lease Right-of-Use Asset, Net

In December 2021, we entered into a lease related to a property lease for our laboratory and corporate offices, which expires in January 2027, with an option for us to extend a further 36 months after expiration. Our lease agreements do not contain any material residual guarantees or material restrictive covenants. We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

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

Our lease expense was $121,000 for the each of three months ended March 31, 2023 and 2022. The cash paid under the operating lease for base rent for the three months ended March 31, 2023 and 2022 was $118,000 and $97,000, respectively. On March 31, 2023, the weighted average remaining lease term was 3.84 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of March 31, 2023 were as follows (in thousands):

Remainder of 2023	$114
2024	485
2025	499
2026	514
2027	44
Total undiscounted lease payments	$1,656
Less imputed interest	101
Total operating lease liabilities	$1,555

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued expenses	$38	$157
Accrued salaries and employee benefits	1,100	899
Accrued clinical trial costs	693	548
Grant liability	518	534
Customer deposits	90	90
Payable to related party	33	18
Total	$2,472	$2,246

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance as of December 31, 2022	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance as of March 31, 2023	2,424,724	$6.36

Lincoln Park Capital stock purchase agreement - On March 29, 2021, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) (Purchase Agreement) and a registration rights agreement (Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions in the Purchase Agreement.

Pursuant to the Purchase Agreement in March 2021, Lincoln Park purchased 373,832 shares of common stock, at a price of $5.35 per share, for a total gross purchase price of $2 million (Initial Purchase) and we issued 80,000 shares of common stock as commitment shares, which included 5,000 commitment shares issued on a pro rata basis for the initial $2 million purchase.

As of March 31, 2023, we had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald Sales agreement - On April 12, 2022, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. We filed a prospectus supplement under our existing registration statement covering the offer and sale of up to $10.5 million of common stock, of which approximately $8.5 million was still available for offer and sale as of March 31, 2023.

During the three months ended March 31, 2023, we sold 106,241 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $244,000, with net issuance costs of $13,000.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2023 and 2022 was recorded as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Research and development	$139	$127
Selling, general and administrative	139	192
Total share-based compensation	$278	$319

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2022	2,182,708	$4.04	7.5	$343
Stock options exercised	(199)	1.49
Stock options forfeited	(14,059)	2.77
Balance, March 31, 2023	2,168,450	$4.05	7.3	$256
Exercisable, March 31, 2023	1,241,371	$5.27	6.3	$49

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2023 is approximately $1.8 million to be recognized over a remaining weighted average service period of 2.2 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2022	21,526	$4.33
RSUs released	(18,792)	4.34
Balance, March 31, 2023	2,734	$4.26

RSUs vested and settled are converted into the Company’s common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through March 31, 2023 is approximately $1,000 to be recognized over a remaining weighted average service period of 0.1 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2023	2022

Stock options to purchase common stock	2,168,450	1,616,364
Unvested restricted stock units	2,734	5,468
Common stock warrants	2,424,724	2,424,724
Total	4,595,908	4,046,556

(10)	Income Taxes

During the three months ended March 31, 2023 and 2022, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2023, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)	Related Party Transactions

On April 9, 2020, we entered into a Litigation Funding Agreement (Funding Agreement) with BSLF, L.L.C. (Funder), an entity owned and controlled by Andrew Blank, Chair of BioCardia’s board of directors, for the purpose of funding our legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the Litigation). On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement and all claims were dismissed.

In March 2022, we entered into settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the confidential agreements, litigation and corporate counsel provided credits and refunds of legal fees, which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services which are remitted to the Funder on a quarterly basis. During the three months ended March 31, 2023, and 2022, we received discounts totaling $33,000 and zero, respectively, with $33,000 and $18,000 recorded as a related party payable in accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022, respectively.

(12)	Contingencies and Uncertainties

Contingencies - We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on our business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year, particularly in light of COVID-19 and its impact on domestic and global economies. Governmental and business reactions to the pandemic, and resulting economic disruptions, have the potential to materially impact our business and influence our business decisions. While the impact of COVID-19 did not have a material adverse effect on our financial position or results of operations for the periods presented, our future assessment of the magnitude and duration of COVID-19 and related factors, could result in material impacts to our financial statements in future reporting periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (vi) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, those listed in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure and for Chronic Myocardial Ischemia (BCDA-02)

The CardiAMP Cell Therapy Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers in the United States and Canada, which includes a 10-patient roll-in cohort. The Phase III pivotal trial, which was granted Breakthrough designation by the U.S. Food and Drug Administration (FDA), is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the treatment of heart failure with HFrEF (BCDA-01). The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in 6MW at 12 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed. This trial is active at 20 clinical sites, including four sites in Canada and 120 patients have been enrolled to date.

Working with leading biostatistics and regulatory consultants, we submitted a supplement to the FDA in February 2023 with a proposed adaptive SAP for the CardiAMP Heart Failure trial. This was submitted as a Sprint Discussion under the Breakthrough designation guidance provided by the FDA. We met with the FDA CBER on March 29, 2023, documented the minutes of our discussion with the Agency and on April 26, 2023 submitted a detailed supplement for the implementation of an adaptive statistical analysis plan.

We anticipate that the next DSMB meeting will be scheduled in June 2023 and will utilize an adaptive design should the FDA approve the supplement as expected. In advance of the next DSMB review, we anticipate all data that contributes to the primary efficacy endpoint in the study submission will have been monitored by our clinical staff, verifying all clinical data required for interpretation in the DSMB review.

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

In July 2022, we had our second consultation with Japan’s Pharmaceutical and Medical Device Agency regarding potential approval of the CardiAMP Cell Therapy System for the treatment of ischemic heart failure based on existing data. After working with distinguished physician leaders, we are in the process of completing a formal submission towards approval in Japan. The submission has been submitted for translation into Japanese and is expected to be submitted to Pharmaceuticals and Medical Devices Agency (PMDA) by our regulatory consultants in the second quarter of 2023.  There is potential for subsequent submissions and consultations with PMDA based on the outcome from the current submission.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated at two clinical sites and three patients have been treated. We are working to complete the roll-in cohort and work with the FDA to enhance the trial design before expanding this beyond four clinical centers.

The Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS) has designated that both of our CardiAMP pivotal trials qualify for Medicare national coverage at up to $20,000 per patient. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these pivotal trials.

Allogeneic NK1R+ MSC Cell Therapy Platform

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive Mesenchymal Stem Cells (NK1R+ MSC) for which the FDA approved two INDs in 2022. This “off the shelf” cell therapy is being advanced for ischemic heart failure of HFrEF (BCDA-03) and acute respiratory distress (BCDA-04). Variations of this allogeneic therapy may have the potential for numerous other therapeutic applications. These cells are compelling in part because they express the Neurkinin-1 receptor for the neuropeptide Substance P, an important neuropeptide associated with inflammation throughout the body and a primary mediator of inflammation in the airways. We manufacture these cells for clinical studies at its manufacturing facility in Sunnyvale which was certified for manufacturing in 2022. Clinical grade cells are available for both indications being pursued today.

Allogeneic NK1R+ MSC for Heart Failure and for Acute Respiratory Distress Syndrome

In December 2022, the FDA approved our Investigational New Drug (IND) application to initiate a first-in-human Phase I/II clinical trial to deliver these allogeneic cells for the treatment of HFrEF (BCDA-03). The trial is designed for patients with New York Heart Association Class II and III ischemic heart failure with ischemic HFrEF whose own cell composition makes them ineligible for the Company’s Phase III CardiAMP® Heart Failure Trial studying autologous cell therapy that has received FDA Breakthrough Device Designation. Efficiencies are expected in conducting this trial as patients who have been screened but are ineligible for enrollment in the CardiAMP Heart Failure trial would likely be eligible for this allogeneic trial. Clinical grade allogeneic cells have been manufactured and are ready for use and the cells will be delivered by our proprietary delivery system. We expect to begin enrolling patients in the second quarter of 2023.

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

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System (Helix) delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. It enables local delivery of cell and gene-based therapies, including our own cell therapies to treat cardiac cardiovascular indications. The Helix catheter is CE marked in Europe and is under investigational use in the United States. The Helix design has served as a platform for our development of a number of transendocardial delivery system that are not clinically available yet. These are guided to the heart using a number of navigation platforms we have also developed.

BioCardia selectively partners its Helix Biotherapeutic Delivery Systems and broader biotherapeutic delivery capabilities with firms developing other cell, gene, and protein therapeutic programs. These partnered programs provide additional data, intellectual property rights, and opportunities to participate in the development of combination products for the treatment of cardiac diseases.

COVID-19 Considerations

As a result of the COVID-19 pandemic, we have experienced significant disruption to our business and delays in our development programs and regulatory and commercialization timelines, including adverse impact to our operations at certain clinical sites involved in our ongoing clinical studies. The COVID-19 pandemic could continue to adversely affect our business, results of operations, financial condition and/or liquidity in the future. These adverse impacts could include delayed or slowed enrollment of our, or our collaborators’, planned or ongoing clinical trials, delayed or cancelled clinical site initiations, delayed regulatory review for regulatory approvals, delayed commercialization of one or more of our product candidates, if approved, and workforce shortages. Our production capabilities, or those of our partners or suppliers, and our supply chains could also be adversely impacted.

Additionally, while the potential continuing economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 and related responses of governments, business and other institutions on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s liquidity and ability to raise the capital to complete its preclinical and clinical studies on a timely basis, or at all. In addition, a recession, market correction or depression resulting from the COVID-19 pandemic or the response to it could materially affect our business and the value of our common stock.

Financial Overview

Revenue

We currently have a portfolio of enabling and delivery products, from which we have generated modest revenue. Net product revenues include commercial sales of our AVANCE steerable introducer and collaboration agreement revenues include revenue from partnering agreements with corporate and academic institutions. Under these partnering agreements, we provide our Helix biotherapeutic delivery system and customer training and support for use in preclinical and clinical studies.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, which is incorporated by reference herein.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Revenue:
Net product revenue	$—	$1
Collaboration agreement revenue	64	59
Total revenue	64	60
Costs and expenses:
Research and development	2,384	2,186
Selling, general and administrative	1,190	1,201
Total costs and expenses	3,574	3,387
Operating loss	(3,510)	(3,327)
Other income (expense):
Total other income, net	9	2
Net loss	$(3,501)	$(3,325)

Revenue. Revenue increased to $64,000 in the three months ended March 31, 2023 as compared to $60,000 in the three months ended March 31, 2022, primarily due to the timing of revenue from new and existing collaborative partners coupled with the fulfilment of deliverables and completion of collaborative agreements. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant quarter-to-quarter variation in our revenues.

Research and Development Expenses. Research and development expenses increased to $2,384,000 in the three months ended March 31, 2023 as compared to $2,186,000 in the three months ended March 31, 2022, primarily due to increasing expenses in support of the CardiAMP Heart Failure Trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,190,000 in the three months ended March 31, 2023 as compared to $1,201,000 in three months ended March 31, 2022.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2023, we had an accumulated deficit of approximately $144.1 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of March 31, 2023, we had cash and cash equivalents of approximately $4.9 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,560)	$(2,913)
Investing activities	(10)	(29)
Financing activities	64	—
Net decrease in cash and cash equivalents	$(2,506)	$(2,942)

Cash Flows from Operating Activities. The decrease in overall spending for operating activities of approximately $353,000 in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 related primarily to improved working capital management. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms.

Cash Flows from Investing Activities. Net cash used in investing activities of $10,000 and $29,000 during the three months ended March 31, 2023 and 2022 respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $64,000 during the three months ended March 31, 2023 related primarily to proceeds from the sale of common stock.

Lincoln Park Capital Stock Purchase Agreement

On March 29, 2021, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) (Purchase Agreement) and a registration rights agreement (Registration Rights Agreement), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $20 million, subject to certain limitations and conditions in the Purchase Agreement.

Pursuant to the Purchase Agreement in March, 2021, Lincoln Park purchased 373,832 shares of common stock, at a price of $5.35 per share, for a total gross purchase price of $2 million (Initial Purchase) and we issued 80,000 shares of common stock as commitment shares, which included 5,000 commitment shares issued on a pro rata basis for the initial $2 million purchase.

As of March 31, 2023, we had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Cantor Fitzgerald ATM Offering

On April 12, 2022, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. We filed a prospectus supplement under our existing registration statement covering the offer and sale of up to $10.5 million of common stock, of which approximately $8.5 million was still available for offer and sale as of March 31, 2023.

During the three months ended March 31, 2023, we sold 106,241 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $244,000, with net issuance costs of $13,000.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $4.9 million as of March 31, 2023 are not sufficient to fund our planned expenditures and meet our obligations beyond the third quarter of 2023. In order to continue development of our therapeutic candidates beyond the third quarter of 2023, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of March 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended March 31, 2023.

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

Interest Rate Risk

As of March 31, 2023, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results, are incorporated by reference herein. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

BIOCARDIA, INC. (Registrant)

Date: May 10, 2023	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)