Form 10-Q
period 2023-06-30
BioCardia, Inc.
filed 2023-08-09
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

There were 21,619,432 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,305	$7,363
Accounts receivable, net of allowance for doubtful accounts of $11 as of both June 30, 2023 and December 31, 2022	115	201
Prepaid expenses and other current assets	230	300
Total current assets	4,650	7,864
Property and equipment, net	139	170
Operating lease right-of-use asset, net	1,429	1,588
Other assets	171	171
Total assets	$6,389	$9,793
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$686	$683
Accrued expenses and other current liabilities	2,257	2,246
Deferred revenue	333	341
Operating lease liability - current	340	315
Total current liabilities	3,616	3,585
Operating lease liability - noncurrent	1,138	1,316
Total liabilities	4,754	4,901
Commitments and contingencies (Notes 1, 2, 5 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,586,150 and 20,076,773 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	22	20
Additional paid-in capital	149,142	145,476
Accumulated deficit	(147,529)	(140,604)
Total stockholders’ equity	1,635	4,892
Total liabilities and stockholders’ equity	$6,389	$9,793

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Net product revenue	$—	$—	$—	$1
Collaboration agreement revenue	43	974	107	1,033
Total revenue	43	974	107	1,034
Costs and expenses:
Research and development	2,314	2,304	4,698	4,490
Selling, general and administrative	1,181	1,166	2,371	2,367
Total costs and expenses	3,495	3,470	7,069	6,857
Operating loss	(3,452)	(2,496)	(6,962)	(5,823)
Other income (expense):
Total other income (expense), net	28	(1)	37	1
Net loss	$(3,424)	$(2,497)	$(6,925)	$(5,822)

Net loss per share, basic and diluted	$(0.17)	$(0.14)	$(0.34)	$(0.34)

Weighted-average shares used in computing net loss per share, basic and diluted	20,384,522	17,651,892	20,281,417	17,360,598

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375
Share-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,325)	(3,325)
Balance at March 31, 2022	16,871,265	$17	$139,374	$(132,022)	$7,369
Restricted stock units vested and issued	311,929	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	271	—	271
Sale of common stock, net of issuance costs of $232	575,000	1	1,286	—	1,287
Share-based compensation	—	—	304	—	304
Net loss	—	—	—	(2,497)	(2,497)
Balance at June 30, 2022	17,758,194	$18	$141,235	$(134,519)	$6,734

Balance at December 31, 2022	20,076,773	$20	$145,476	$(140,604)	$4,892
Sale of common stock under ATM, net of issuance costs of $13	106,241	—	231	—	231
Exercise of common stock options	199	—	—	—	—
Restricted stock units vested and issued	18,792	—	—	—	—
Share-based compensation	—	—	278	—	278
Net loss	—	—	—	(3,501)	(3,501)
Balance at March 31, 2023	20,202,005	$20	$145,985	$(144,105)	$1,900
Sale of common stock under ATM, net of issuance costs of $29	28,599	—	29	—	29
Restricted stock units vested and issued	222,405	1	—	—	1
Restricted stock units issued to settle management bonus obligations	—	—	342	—	342
Share-based compensation	—	—	317	—	317
Sale of common stock on June 21, 2023, net of issuance costs of $177	1,133,141	1	2,469	—	2,470
Net loss	—	—	—	(3,424)	(3,424)
Balance at June 30, 2023	21,586,150	$22	$149,142	$(147,529)	$1,635

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(6,925)	$(5,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43	32
Reduction in the carrying amount of right-of-use assets	159	144
Share-based compensation	595	623
Changes in operating assets and liabilities:
Accounts receivable	86	(64)
Prepaid expenses and other current assets	70	136
Accounts payable	69	425
Accrued expenses and other current liabilities	353	(87)
Deferred revenue	(8)	(847)
Operating lease liability	(153)	(98)
Net cash used in operating activities	(5,711)	(5,558)
Investing activities:
Purchase of property and equipment	(12)	(54)
Net cash used in investing activities	(12)	(54)
Financing activities:
Proceeds from sales of common stock	2,950	1,519
Issuance costs of sale of common stock	(285)	(165)
Net cash provided by financing activities	2,665	1,354
Net change in cash and cash equivalents	(3,058)	(4,258)
Cash and cash equivalents at beginning of period	7,363	12,872
Cash and cash equivalents at end of period	$4,305	$8,614
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$106	$67
Issuance of restricted stock units in lieu of cash bonus obligations	$564	$401

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $147.5 million as of June 30, 2023. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $4.3 million as of June 30, 2023 are not sufficient to fund the Company’s planned expenditures and meet its obligations beyond the fourth quarter of 2023. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond the fourth quarter of 2023 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On June 30, 2023, approximately 99% of our cash was held by one financial institution and total amounts on deposit were approximately $4.0 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

Silicon Valley Bank (SVB) was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On March 12, 2023, a joint statement was issued by the Secretary of the Treasury and the Federal Reserve and the FDIC Chairman stating that all depositors would be fully protected and would have access to both insured and uninsured deposits starting March 12, 2203. The FDIC then established a bridge bank successor, Silicon Valley Bridge Bank, N.A., which quickly assumed ongoing business. On March 27, 2023, First Citizens Bank & Trust Company, a subsidiary of First Citizens BancShares, assumed all customer deposits and acquired all loans of Silicon Valley Bridge Bank from the FDIC and began operating all SVB branches. As of March 31, 2023, the Company transferred substantially all of its cash and cash equivalents from SVB to another financial institution and does not believe it will be impacted by the transition of SVB to First Citizens Bank & Trust Company.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20	$—	$—	$20
Cash in savings account	—	—	—	3,886
Cash in checking account	—	—	—	399
Total cash and cash equivalents	$20	$—	$—	$4,305

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,893	$—	$—	$6,893
Cash in checking account	—	—	—	470
Total cash and cash equivalents	$6,893	$—	$—	$7,363

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment and software	$174	$161
Laboratory and manufacturing equipment	574	575
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	801	789
Less accumulated depreciation	(662)	(619)
Property and equipment, net	$139	$170

Depreciation expense totaled $21,000 and $43,000 for the three and six months ended June 30, 2023, respectively. Depreciation expense totaled $16,000 and $32,000 for the three and six months ended June 30, 2022, respectively.

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

Our lease expense was $120,000 and $241,000 for the three and six months ended June 30, 2023, respectively. Our lease expense for the three and six months ended June 30, 2022 was $120,000 and $241,000, respectively. The cash paid under the operating lease for base rent for the three and six months ended June 30, 2023 was $118,000 and $236,000, respectively. The cash paid under the operating lease for base rent for the three and six months ended June 30, 2022 was $76,000 and $173,000, respectively. On June 30, 2023, the weighted average remaining lease term was 3.59 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$236
2024	485
2025	499
2026	514
2027	44
Total undiscounted lease payments	$1,778
Less imputed interest	300
Total operating lease liabilities	$1,478

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued expenses	$111	$157
Accrued salaries and employee benefits	715	899
Accrued clinical trial costs	821	548
Grant liability	501	534
Customer deposits	90	90
Payable to related party	19	18
Total	$2,257	$2,246

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance as of December 31, 2022	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance as of June 30, 2023	2,424,724	$6.36

June 2023 Financing - On June 21, 2023, we sold to certain existing investors and other institutional investors, as well as certain directors and officers of the Company (the Purchasers) 1,133,141 shares of our common stock in a registered direct offering (the Offering) at an offering price of $2.336 per share. Certain of the Company’s directors and executive officers purchased an aggregate of 203,337 of such shares. The gross proceeds of the Offering were approximately $2.6 million, with associated issuance costs of approximately $177,000.

Cantor Fitzgerald Sales agreement - On April 12, 2022, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. We filed a prospectus supplement under our existing registration statement covering the offer and sale of up to $10.5 million of common stock, of which approximately $8.4 million was still available for offer and sale as of June 30, 2023.

During the three and six months ended June 30, 2023, we sold 28,599 and 134,840 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $58,000 and $302,000, with net issuance costs of approximately $29,000 and $42,000, respectively. During both the three and six months ended June 30, 2022, we sold 575,000 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.5 million, with net issuance costs of approximately $232,000.

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

As of June 30, 2023, we had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase. On June 30, 2023, we provided notice to Lincoln Park of our election to terminate the Purchase Agreement. Following such termination, which was effective July 3, 2023, we may not sell any further shares of our common stock under the Purchase Agreement.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2023 and 2022 was recorded as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$134	$130	$273	$257
Selling, general and administrative	183	174	322	366
Total share-based compensation	$317	$304	$595	$623

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2022	2,182,708	$4.04	7.5	$343
Stock options granted	543,513	1.69
Stock options exercised	(199)	1.49
Stock options forfeited	(119,941)	2.36
Balance, June 30, 2023	2,606,081	$3.63	7.3	$1,189
Exercisable, June 30, 2023	1,443,515	$4.83	6.0	$315

Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2023 is approximately $2.1 million to be recognized over a remaining weighted average service period of 2.7 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2022	21,526	$4.33
RSUs granted	331,552	1.70
RSUs released	(241,197)	1.93
RSUs forfeited	(111,881)	1.70
Balance, June 30, 2023	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through June 30, 2023 was $0.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2023	2022

Stock options to purchase common stock	2,606,081	2,060,836
Unvested restricted stock units	—	2,734
Common stock warrants	2,424,724	2,424,724
Total	5,030,805	4,488,294

(10)	Income Taxes

During the three and six months ended June 30, 2023 and 2022, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2023, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

In March 2022, we entered into settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the confidential agreements, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, we will remit the discounts, as received, to the Funder on a quarterly basis. During the three and six months ended June 30, 2023, we received discounts totaling $20,000 and $53,000, respectively. During the three and six months ended June 30, 2022, we received discounts totaling $43,000 and $47,000, respectively. As of June 30, 2023 and December 31, 2022, we recorded a related party payable for discounts owed to the Funder in accrued expenses and other current liabilities of $19,000 and $18,000, respectively. As of June 30, 2023, up to $168,455 future potential discounts are due to the Funder.

(12)	Contingencies and Uncertainties

Contingencies - We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on our business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year, particularly in light of COVID-19 and its impact on domestic and global economies. Governmental and business reactions to the pandemic, and resulting economic disruptions, have the potential to materially impact our business and influence our business decisions. While the impact of COVID-19 did not have a material adverse effect on our financial position or results of operations for the periods presented, our future assessment of the magnitude and duration of COVID-19 and related factors, could result in material impacts to our financial statements in future reporting periods. As of June 30, 2023, up to $168,455 future potential discounts are due to the Funder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems and our clinical trials, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (v) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, those listed in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01) and for Chronic Myocardial Ischemia (BCDA-02)

The CardiAMP Cell Therapy Heart Failure Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 260 patients at up to 40 centers in the United States and Canada, which includes a 10-patient roll-in cohort. The Phase III pivotal trial, which was granted Breakthrough designation by the U.S. Food and Drug Administration (FDA), is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the treatment of heart failure with HFrEF (BCDA-01). The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in 6MW at 12 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed. This trial is active at 20 clinical sites, including four sites in Canada and 121 patients have been enrolled to date.

Working with leading biostatistics and regulatory consultants, we submitted a supplement to the FDA in February 2023 with a proposed adaptive SAP for the CardiAMP Heart Failure trial. This was submitted as a Sprint Discussion under the Breakthrough designation guidance provided by the FDA. We met with the FDA CBER on March 29, 2023, documented the minutes of our discussion with the FDA and on April 26, 2023 submitted a detailed supplement for the implementation of an adaptive statistical analysis plan. In June 2023, the FDA completed its review.

On July 12, 2023, the planned Data Safety Monitoring Board (DSMB) meeting was held utilizing the adaptive statistical analysis plan reviewed by FDA in Q2.  On July 24, 2023, the Company announced that the DSMB had completed its review and recommended that the Company pause the trial pending the one-year follow-up outcomes analysis for patients that have been treated and those that have been enrolled but not yet treated.

The DSMB panel includes two cardiologists with experience in heart failure and interventional cardiology and a biostatistician experienced in evaluating trial data for chronic diseases, including heart failure. The mission of the DSMB is to ensure patient safety and to promote/monitor the quality and integrity of the data.  Their primary responsibility is to ensure patient safety and to halt or pause the clinical investigation if the risk of the therapy appears to outweigh its potential benefit. Such risk-benefit analysis typically includes an analysis of futility to reach the primary endpoint of the clinical trial as designed.

The DSMB reviewed an initial analysis of the unblinded data and concluded that the trial was unlikely to meet its primary FS composite endpoint, even though the prespecified criteria for termination of the trial had not been met. This initial analysis excluded patients who had not yet made it to 12-month follow-up. The DSMB also cited the slow rate of enrollment in the trial. Additional data was subsequently provided to the DSMB including, we believe: (1) statistical analysis prepared strictly in accordance with the prespecified data review plan, which had not initially been provided to the DSMB, (2) analysis of health outcomes as measured by endpoints other than the six-minute walk, and (3) information on the increased enrollment rates across many clinical centers. After consideration of the additional data, the DSMB recommended that the Company pause enrollment of new patients pending the 12-month outcomes analysis for all patients, and that the Company continue to treat patients already enrolled in the trial. The DSMB also recommended that the data blind be preserved so that the trial may be continued following analysis of the twelve-month follow-up data for all enrolled patients.

The DSMB interim review was based on available data for 132 procedures involving 111 randomized patients, including treated patients and the control group. The pre-specified statistical analysis plan provided that the DSMB would utilize a composite endpoint that considered survival, major adverse cardiac and cerebrovascular events (MACCE), and six-minute walk distance at 12 months. This is the FS composite endpoint for the study. The pre-specified interim analysis did not impute data for patients who had not performed the six-minute walk, either because they were not yet at the one-year follow-up date or because of orthopedic or other health issues as will be done in the final statistical analysis per plan.  The pre-specified interim statistical analysis did not include other endpoints that are part of the trial, including assessment of patient status using the New York Heart Association classification, quality of life measured using the Minnesota Living with Heart Failure questionnaire, and heart function assessment such as left ventricular ejection fraction.

The blinded data report available to the Company for the 96 randomized patients with 12-month outcome measures available for the most recent DSMB review, groups together all patients, including treated and control patients. That blinded data shows better than expected patient survival, improvement in mean six-minute walk distance, improvement in NYHA class, improvement in quality of life and improvement in left ventricular ejection fraction.  The blinded data does not disclose the difference in outcomes between the treated group and the control group of patients. An estimated additional 25 randomized patients will be included in final trial results should the trial not be restarted.  This estimate includes ten (10) patients in the queue expected to be randomization in the trial in the next six weeks, nine (9) randomized patients who have not yet reached the 12-month follow-up visit, and six (6) patients who were unable to walk at 12-months due to other non-cardiac issues.  Results will not be available until the last patient reaches their 12-month follow-up visit.

An external statistics consultancy has completed a quality review on the primary endpoint interim data analysis provided to the DSMB.  We are working to enable this replicate analysis and the closed session DSMB information to be reviewed by a clinical consultant to make recommendations on next steps.  If there are reasons to engage the DSMB, discussions between the DSMB and the unblinded consultants may take place.  Once this quality review is completed by this external unblinded group, expected in Q3, it is anticipated that a segregated BioCardia team will be unblinded to the data in order to provide strategic guidance for this program ahead.  If the Company obtains material new information from this review, it will be shared publicly as appropriate.

In June 2023, we completed our submission of the CardiAMP Cell Therapy System to Japan’s Pharmaceutical and Medical Device Agency (PMDA) towards approval for the indication of ischemic heart failure with reduced ejection fraction (HFrEF) based on existing safety and efficacy data. In July, the formal consultation was reviewed and accepted by the PMDA for the consultation with some clarifying questions which have been addressed. The PMDA consultation could take up to four months to schedule, although dates in September have been requested.  Subsequent interactions with PMDA are expected.  The CardiAMP Cell Therapy System has potential to be the first minimally invasive catheter-based cell therapy available in Japan.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated at two clinical sites and three patients have been treated. We are working to complete the roll-in cohort of five patients in the fourth quarter of 2023 and begin the randomized phase of the trial. Strategies of using the cell population analysis as a means to set patient dosing as opposed to excluding patients, and means to include more patients based on modifying baseline exclusion criteria are under consideration to enable more rapid enrollment. Six additional centers are actively being onboarded.

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

Allogeneic MSC Cell Therapy Platform

Our second therapeutic platform is our investigational culture expanded bone marrow derived allogeneic, Neurokinin-1 Receptor Positive Mesenchymal Stem Cells (NK1R+ MSC) for which the FDA approved two INDs in 2022. This “off the shelf” cell therapy is being advanced for ischemic heart failure of HFrEF (BCDA-03) and acute respiratory distress (BCDA-04). Variations of this allogeneic therapy may have the potential for numerous other therapeutic applications. We manufacture these cells for clinical studies at our manufacturing facility in Sunnyvale which was certified for manufacturing in 2022. Clinical grade cells are available for both indications being pursued today.

CardiALLO Allogeneic MSC for Heart Failure

In December 2022, the FDA approved our Investigational New Drug (IND) application to initiate a first-in-human Phase I/II 69 patient clinical trial to deliver these allogeneic cells for the treatment of HFrEF (BCDA-03). The trial is designed for patients with New York Heart Association Class II and III ischemic heart failure with ischemic HFrEF whose own cell composition makes them ineligible for the Company’s Phase III CardiAMP® Heart Failure Trial studying autologous cell therapy. Efficiencies are expected in conducting this trial as patients who have been screened but are ineligible for enrollment in the CardiAMP Heart Failure trial would likely be eligible for this allogeneic trial. Clinical grade allogeneic cells have been manufactured and are ready for use and the cells will be delivered by our proprietary delivery system, also manufactured at BioCardia. Our first clinical center has finalized its clinical study agreement and received conditional IRB approval.  Cellular preparation test runs at the clinical site and the site activation visit is scheduled in August and we expect to begin enrolling patients in the third quarter of 2023.

This study follows our three previous cosponsored clinical trials with MSCs in ischemic heart failure: the Transendocardial Autologous Cells (hMSC or hBMC) in Ischemic Heart Failure Trial (TAC-HFT, NCT00768066), the Percutaneous Stem Cell Injection Delivery Effects on Neomyogenesis Pilot Study (POSEIDON, NCT01087996), and the Transendocardial Stem Cell Injection Delivery Effects on Neomyogenesis Study (TRIDENT, NCT 02013674). In all three of these trials, with 93 patients treated with culture expanded MSCs using the Helix delivery system, there were no treatment emergent serious adverse events. Results showed compelling early signals for benefit that the CardiALLO trial is expected to build upon.

Recently reported large studies using MSC in heart failure by other groups has shown compelling benefits in patients who have evidence of inflammation before receiving treatment. There are active considerations of testing this hypothesis prospectively in the randomized stage of the CardiALLO study ahead.

Allogeneic MSC for Respiratory Disease

In April 2022, the FDA approved the Company’s Investigational New Drug (IND) for a Phase I/II trial for the use of this allogeneic cell therapy for Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 (BCDA-04). This allogeneic cell therapy trial has been deprioritized to focus current financial resources on other programs.  This decision was based on the greatly reduced population of patients with acute respiratory distress secondary to COVID.   When resources permit, we intend to expand the current indication to a broader ARDS population not requiring COVID as well as pursue other pulmonary indications.

Helix™ Biotherapeutic Delivery System

BioCardia’s Helix Biotherapeutic Delivery System (Helix) delivers therapeutics into the heart muscle with a penetrating helical needle from within the heart. It enables local delivery of cell and gene-based therapies, including BioCardia’s own cell therapies.  It remains the safest, easiest to use, and most efficient means for the delivery of cells, genes, and proteins to the heart muscle.  The delivery platform includes proprietary approved steerable guide systems, approved delivery catheters, and investigational imaging navigation.

Our Helix team has active discussions with current and prospective partners regarding programs utilizing the Helix platform.  We expect to finalize up to two licensing and development relationships later this year.  These relationships are intended to share the costs of ongoing maintenance of and advances in the valuable enabling platform, and for BioCardia shareholders to benefit from the future success of these partnered programs.

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

Additionally, while the potential continuing economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 and related responses of governments, business and other institutions on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact our liquidity and ability to raise the capital to complete our preclinical and clinical studies on a timely basis, or at all. In addition, a recession, market correction or depression resulting from the COVID-19 pandemic or the response to it could materially affect our business and the value of our common stock.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following table shows our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Net product revenue	$—	$—	$—	$1
Collaboration agreement revenue	43	974	107	1,033
Total revenue	43	974	107	1,034
Costs and expenses:
Research and development	2,314	2,304	4,698	4,490
Selling, general and administrative	1,181	1,166	2,371	2,367
Total costs and expenses	3,495	3,470	7,069	6,857
Operating loss	(3,452)	(2,496)	(6,962)	(5,823)
Other income (expense):
Total other income (expense), net	28	(1)	37	1
Net loss	$(3,424)	$(2,497)	$(6,925)	$(5,822)

Revenue. Revenue decreased to $43,000 in the three months ended June 30, 2023 as compared to $974,000 in the three months ended June 30, 2022, and decreased to $107,000 in the six months ended June 30, 2023 as compared to $1,034,000 in the six months ended June 30, 2022 primarily due to the timing of revenue from new and existing collaborative partners coupled with the fulfilment of deliverables and completion of collaborative agreements. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant quarter-to-quarter variation in our revenues.

Research and Development Expenses. Research and development expenses increased to $2,314,000 in the three months ended June 30, 2023 as compared to $2,304,000 in the three months ended June 30, 2022, and increased to $4,698,000 in the six months ended June 30, 2023 as compared to $4,490,000 in the six months ended June 30, 2022, primarily due to modestly increasing expenses in support of the CardiAMP Heart Failure Trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased moderately to $1,181,000 in the three months ended June 30, 2023 as compared to $1,166,000 in three months ended June 30, 2022, and to $2,371,000 in the six months ended June 30, 2023 as compared to $2,367,000 in the six months ended June 30, 2022.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2023, we had an accumulated deficit of approximately $147.5 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of June 30, 2023, we had cash and cash equivalents of approximately $4.3 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,711)	$(5,558)
Investing activities	(12)	(54)
Financing activities	2,665	1,354
Net decrease in cash and cash equivalents	$(3,058)	$(4,258)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms, and was relatively consistent during the periods presented.

Cash Flows from Investing Activities. Net cash used in investing activities of $12,000 and $54,000 during the six months ended June 30, 2023 and 2022, respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $2,665,000 and $1,354,000 during the six months ended June 30, 2023 and 2022, respectively related primarily to proceeds from the sale of common stock.

June 2023 Financing - On June 21, 2023, we sold to certain existing investors and other institutional investors, as well as certain directors and officers of the Company (the Purchasers) 1,133,141 shares of our common stock in a registered direct offering (the Offering) at an offering price of $2.336 per share. Certain of the Company’s directors and executive officers purchased an aggregate of 203,337 of such shares. The gross proceeds of the Offering were approximately $2.6 million, with associated issuance costs of approximately $177,000.

Cantor Fitzgerald ATM Offering

On April 12, 2022, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. We filed a prospectus supplement under our existing registration statement covering the offer and sale of up to $10.5 million of common stock, of which approximately $8.4 million was still available for offer and sale as of June 30, 2023.

During the three and six months ended June 30, 2023, we sold 28,599 and 134,840 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $58,000 and $302,000, with net issuance costs of approximately $29,000 and $42,000, respectively. During both the three and six months ended June 30, 2022, we sold 575,000 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.5 million, with net issuance costs of approximately $232,000.

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

As of June 30, 2023, we had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase. On June 30, 2023, we provided notice to Lincoln Park of our election to terminate the Purchase Agreement. Following such termination, which was effective July 3, 2023, we may not sell any further shares of our common stock under the Purchase Agreement.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $4.3 million as of June 30, 2023 are not sufficient to fund our planned expenditures and meet our obligations beyond the fourth quarter of 2023. In order to continue development of our therapeutic candidates beyond the fourth quarter of 2023, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, including the recent determination by the DSMB to pause our CardiAMP Cell Therapy Heart Failure Trial pending the one-year follow-up outcomes analysis for patients that have been treated and those that have been enrolled but not yet treated, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Our condensed consolidated financial statements as of June 30, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended June 30, 2023.

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

Interest Rate Risk

As of June 30, 2023, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results, are incorporated by reference herein. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Because the CardiAMP Cell Therapy System is, to our knowledge, the first cardiac cell-based therapy with an accepted pivotal trial that is to be regulated by the FDA via the premarket approval pathway, the approval process for the CardiAMP Cell Therapy System is uncertain.

Although we have obtained FDA acceptance of Phase III pivotal trials of the CardiAMP Cell Therapy System for the treatment of HFrEF and chronic myocardial ischemia, this does not guarantee any particular outcome from regulatory review. To the best of our knowledge, the CardiAMP Cell Therapy System for the treatment of HFrEF is the first cardiac cell-based therapy with an accepted pivotal trial that is to be regulated by the FDA Center for Biologics Evaluation and Research, or CBER, via the premarket approval, or PMA, pathway requiring a single trial. The CardiAMP Cell Therapy System for the treatment of chronic myocardial ischemia is also to be regulated under the same IDE/PMA pathway. All other cardiac cell-based therapies in clinical trials are believed to be regulated by the same agency, but as biologics which generally require two separate pivotal trials. There is no guarantee that the FDA will grant us regulatory clearance or approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial, or that the FDA will continue to allow us to develop the CardiAMP Cell Therapy System via the PMA pathway. Two well-controlled pivotal studies could be necessary to provide FDA assurance of safety or effectiveness. If the FDA approval process does not occur as we anticipate or we are required to conduct more than one pivotal study to obtain approval, we may incur substantial additional costs and delays to obtain approval, if at all, which would have a material adverse impact on our business, financial condition and prospects. For example, in July 2023, DSMB completed its prespecified review for the ongoing Phase III pivotal CardiAMP Cell Therapy Trial and recommended that the trial enrollment be paused, pending the one-year follow-up outcomes analysis for patients that have been treated and those that have been enrolled but not yet treated. The DSMB recommended the blind not be broken at this time to protect the integrity of the outcomes yet to be collected and to ensure that the study may be restarted without compromise after the completion of the one-year data analysis.  This delay may cause substantial additional costs and delays to obtain approval, if at all, which would have a material adverse impact on our business, financial condition and prospects.

We have encountered, and may in the future encounter, substantial delays in our clinical studies.

We have encountered, and may in the future encounter, substantial delays in our clinical studies. We cannot guarantee that any preclinical testing or clinical trials will be conducted as planned or completed on schedule, if at all. As a result, we may not achieve our expected clinical milestones. A failure can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

●	delays in raising, or inability to raise, sufficient capital to fund the planned trials;
●	delays in reaching a consensus with regulatory agencies on trial design;
●	changes in trial design;
●	inability to identify, recruit and train suitable clinical investigators;
●	inability to add new clinical trial sites;
●	delays in reaching agreement on acceptable terms for the performance of the trials with prospective clinical research organizations, or CROs, and clinical trial sites;
●	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
●	delays in recruiting suitable clinical sites and patients (i.e., subjects) to participate in clinical trials;
●

imposition of a clinical hold by regulatory agencies for any reason, including negative clinical results, safety concerns or as a result of an inspection of manufacturing or clinical operations or trial sites;

●	failure by us, CROs or other third parties to adhere to clinical trial requirements;
●	failure to perform in accordance with the FDA’s current Good Clinical Practices, or GCP, or applicable regulatory guidelines in other countries;
●	delays in the testing, validation, manufacturing and delivery to the clinical sites;
●	delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up;
●	delays caused by clinical trial sites not completing a trial;
●	failure to demonstrate adequate efficacy;
●	occurrence of serious adverse events in clinical trials that are associated with the therapeutic candidates or products that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●

disagreements between us and the FDA or other regulatory agencies interpreting the data from our clinical trials, including the determination from the DSMB to recommend pausing our Phase III pivotal CardiAMP Cell Therapy Trial pending the one-year follow-up outcomes analysis.

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

We are delinquent in holding our annual meeting of stockholders under Delaware law.

Under the Delaware General Corporation Law, our annual meeting must be held within 13 months of our last annual meeting. As such, we were required to hold our 2023 Annual Meeting of Stockholders by July 10, 2023 and are not in compliance with this requirement under Delaware law. While our board is taking steps to schedule and hold our annual meeting, we are at risk of potential stockholder litigation until such meeting occurs, which may be adverse to our business and avert management’s attention from operating the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws, as amended April 30, 2023
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on April 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: August 9, 2023	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)