Form 10-Q
period 2023-09-30
BioCardia, Inc.
filed 2023-11-08
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

There were 21,619,432 shares of the registrant’s Common Stock issued and outstanding as of October 31, 2023.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,835	$7,363
Accounts receivable, net of allowance for doubtful accounts of $22 and $11 as of September 30, 2023 and December 31, 2022, respectively	104	201
Prepaid expenses and other current assets	177	300
Total current assets	2,116	7,864
Property and equipment, net	114	170
Operating lease right-of-use asset, net	1,346	1,588
Other assets	171	171
Total assets	$3,747	$9,793
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$507	$683
Accrued expenses and other current liabilities	2,502	2,246
Deferred revenue	—	341
Operating lease liability - current	321	315
Total current liabilities	3,330	3,585
Operating lease liability - noncurrent	1,077	1,316
Total liabilities	4,407	4,901
Commitments and contingencies (Notes 1, 2, 5 and 12)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,619,432 and 20,076,773 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	22	20
Additional paid-in capital	149,421	145,476
Accumulated deficit	(150,103)	(140,604)
Total stockholders’ equity (deficit)	(660)	4,892
Total liabilities and stockholders’ equity (deficit)	$3,747	$9,793

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Net product revenue	$—	$2	$—	$3
Collaboration agreement revenue	357	210	464	1,243
Total revenue	357	212	464	1,246
Costs and expenses:
Research and development	1,872	2,144	6,570	6,634
Selling, general and administrative	1,083	1,128	3,454	3,495
Total costs and expenses	2,955	3,272	10,024	10,129
Operating loss	(2,598)	(3,060)	(9,560)	(8,883)
Other income (expense):
Total other income, net	24	3	61	4
Net loss	$(2,574)	$(3,057)	$(9,499)	$(8,879)

Net loss per share, basic and diluted	$(0.12)	$(0.17)	$(0.46)	$(0.51)

Weighted-average shares used in computing net loss per share, basic and diluted	21,615,655	17,844,991	20,731,050	17,523,837

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375
Share-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,325)	(3,325)
Balance at March 31, 2022	16,871,265	$17	$139,374	$(132,022)	$7,369
Restricted stock units vested and issued	311,929	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	271	—	271
Sale of common stock under ATM, net of issuance costs of $232	575,000	1	1,286	—	1,287
Share-based compensation	—	—	304	—	304
Net loss	—	—	—	(2,497)	(2,497)
Balance at June 30, 2022	17,758,194	$18	$141,235	$(134,519)	$6,734
Restricted stock units vested and issued	17,029	—	—	—	—
Sale of common stock under ATM, net of refund of issuance costs of $1	66,704	—	140	—	140
Share-based compensation	—	—	280	—	280
Net loss	—	—	—	(3,057)	(3,057)
Balance at September 30, 2022	17,841,927	$18	$141,655	$(137,576)	$4,097

Balance at December 31, 2022	20,076,773	$20	$145,476	$(140,604)	$4,892
Sale of common stock under ATM, net of issuance costs of $13	106,241	—	231	—	231
Exercise of common stock options	199	—	—	—	—
Restricted stock units vested and issued	18,792	—	—	—	—
Share-based compensation	—	—	278	—	278
Net loss	—	—	—	(3,501)	(3,501)
Balance at March 31, 2023	20,202,005	$20	$145,985	$(144,105)	$1,900
Sale of common stock under ATM, net of issuance costs of $29	28,599	—	29	—	29
Restricted stock units vested and issued	222,405	1	—	—	1
Restricted stock units issued to settle management bonus obligations	—	—	342	—	342
Share-based compensation	—	—	317	—	317
Sale of common stock on June 21, 2023, net of issuance costs of $177	1,133,141	1	2,469	—	2,470
Net loss	—	—	—	(3,424)	(3,424)
Balance at June 30, 2023	21,586,150	$22	$149,142	$(147,529)	$1,635
Sale of common stock under ATM, net of issuance costs of $48	33,282	—	45	—	45
Issuance costs from sale of common stock on June 21, 2023	—	—	(17)	—	(17)
Share-based compensation	—	—	251	—	251
Net loss	—	—	—	(2,574)	(2,574)
Balance at September 30, 2023	21,619,432	$22	$149,421	$(150,103)	$(660)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(9,499)	$(8,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	61
Reduction in the carrying amount of right-of-use assets	242	219
Share-based compensation	846	903
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable	97	(153)
Prepaid expenses and other current assets	123	275
Accounts payable	(24)	380
Accrued expenses and other current liabilities	598	265
Deferred revenue	(341)	(469)
Operating lease liability	(233)	(166)
Net cash used in operating activities	(8,123)	(7,564)
Investing activities:
Purchase of property and equipment	(12)	(68)
Net cash used in investing activities	(12)	(68)
Financing activities:
Proceeds from sales of common stock	3,042	1,658
Issuance costs of sale of common stock	(435)	(231)
Net cash provided by financing activities	2,607	1,427
Net change in cash and cash equivalents	(5,528)	(6,205)
Cash and cash equivalents at beginning of period	7,363	12,872
Cash and cash equivalents at end of period	$1,835	$6,667
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$20	$—
Issuance of restricted stock units in lieu of cash bonus obligations	$564	$401

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $150.1 million as of September 30, 2023. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $1.8 million as of September 30, 2023 are not sufficient to fund our planned expenditures and meet our obligations beyond January 2024. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond January 2024 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. The Company has also taken steps to reduce operating expenses to extend the cash runway. While we believe the plan to raise additional funds will alleviate the conditions that raise substantial doubt, the plan is not entirely within our control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On September 30, 2023, approximately 98% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were approximately $1.6 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of September 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	1,610
Cash in checking account	—	—	—	223
Total cash and cash equivalents	$2	$—	$—	$1,835

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,893	$—	$—	$6,893
Cash in checking account	—	—	—	470
Total cash and cash equivalents	$6,893	$—	$—	$7,363

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment and software	$161	$161
Laboratory and manufacturing equipment	574	575
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	788	789
Less accumulated depreciation	(674)	(619)
Property and equipment, net	$114	$170

Depreciation expense totaled $21,000 and $64,000 for the three and nine months ended September 30, 2023, respectively. Depreciation expense totaled $29,000 and $61,000 for the three and nine months ended September 30, 2022, respectively.

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

Right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Our lease does not provide an implicit rate. We used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. Variable rent expense is made up of expenses for common area maintenance and shared utilities and were not included in the determination of the present value of lease payments. We have no finance leases.

Our lease expense was $121,000 and $362,000 for the three and nine months ended September 30, 2023, respectively. Our lease expense for the three and nine months ended September 30, 2022 was $121,000 and $362,000, respectively. The cash paid under the operating lease for base rent for the three and nine months ended September 30, 2023 was $117,000 and $353,000, respectively. The cash paid under the operating lease for base rent for the three and nine months ended September 30, 2022 was $114,000 and $287,000, respectively. On September 30, 2023, the weighted average remaining lease term was 3.59 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of September 30, 2023 were as follows (in thousands):

Remainder of 2023	$118
2024	485
2025	499
2026	514
2027	44
Total undiscounted lease payments	$1,660
Less imputed interest	262
Total operating lease liabilities	$1,398

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued expenses	$36	$157
Accrued salaries and employee benefits	797	899
Accrued clinical trial costs	1,032	548
Grant liability	491	534
Customer deposits	90	90
Payable to related party	56	18
Total	$2,502	$2,246

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance as of December 31, 2022	2,424,724	$6.36
Warrants for common stock sold	—	—
Warrants for common stock exercised	—	—
Balance as of September 30, 2023	2,424,724	$6.36

June 2023 Financing - On June 21, 2023, we sold to certain existing investors and other institutional investors, as well as certain of our directors and officers, 1,133,141 shares of our common stock in a registered direct offering (the June 2023 Offering) at an offering price of $2.336 per share. Certain of our directors and executive officers purchased an aggregate of 203,337 of such shares. The gross proceeds of the June 2023 Offering were approximately $2.6 million, with associated issuance costs of approximately $194,000.

Cantor Fitzgerald Sales agreement - On April 12, 2022, we entered into a sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. The prospectus supplement covering the offer and sale of up to $10.5 million of common stock under the ATM Program, of which approximately $8.3 million was still available for offer and sale as of September 30, 2023, expired in conjunction with the expiration of the corresponding registration statement on October 20, 2023.

During the three and nine months ended September 30, 2023, we sold 33,282 and 168,122 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $92,000 and $395,000, with net issuance costs of approximately $48,000 and $90,000, respectively. During the three months ended September 30, 2022, we sold 66,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $139,000, with a net refund of issuance costs of $1,000. During the nine months ended September 30, 2022, we sold 641,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.7 million, with associated issuance costs of $231,000.

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

On June 30, 2023, we provided notice to Lincoln Park of our election to terminate the Purchase Agreement. Following such termination, which was effective July 3, 2023, we may not sell any further shares of our common stock under the Purchase Agreement. As of the effective date of termination of the Purchase Agreement, we had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was recorded as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$118	$132	$391	$389
Selling, general and administrative	133	148	455	514
Total share-based compensation	$251	$280	$846	$903

The following table summarizes the activity of stock options and related information:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2022	2,182,708	$4.04	7.5	$343
Stock options granted	543,513	1.69
Stock options exercised	(199)	1.49
Stock options forfeited	(275,662)	2.15
Stock options expired	(6,349)	16.09
Balance, September 30, 2023	2,444,011	$3.70	6.7	$—
Exercisable, September 30, 2023	1,558,484	$4.61	5.5	$—

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2023 is approximately $1.6 million to be recognized over a remaining weighted average service period of 2.5 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2022	21,526	$4.33
RSUs granted	331,552	1.70
RSUs released	(241,197)	1.93
RSUs forfeited	(111,881)	1.70
Balance, September 30, 2023	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through September 30, 2023 was $0.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2023	2022

Stock options to purchase common stock	2,444,011	2,148,732
Unvested restricted stock units	—	2,734
Common stock warrants	2,424,724	2,424,724
Total	4,868,735	4,576,190

(10)	Income Taxes

During the three and nine months ended September 30, 2023 and 2022, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2023, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

In March 2022, we entered into confidential settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the Litigation Funding Settlement, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, we will remit the discounts, as received, to the Funder on a quarterly basis. During the three and nine months ended September 30, 2023, we received discounts totaling $57,000 and $110,000, respectively. During the three and nine months ended September 30, 2022, we received discounts totaling $14,000 and $61,000, respectively. As of September 30, 2023 and December 31, 2022, we recorded a related party payable for discounts owed to the Funder in accrued expenses and other current liabilities of $56,000 and $18,000, respectively. As of September 30, 2023, up to $112,000 of future potential discounts are due to the Funder.

(12)	Contingencies and Uncertainties

Contingencies - We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on our business, financial position, results of operations, or cash flows.

Uncertainties - The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year, particularly in light of COVID-19 and its impact on domestic and global economies. Governmental and business reactions to the pandemic, and resulting economic disruptions, have the potential to materially impact our business and influence our business decisions. While the impact of COVID-19 did not have a material adverse effect on our financial position or results of operations for the periods presented, our future assessment of the magnitude and duration of COVID-19 and related factors, could result in material impacts to our financial statements in future reporting periods.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01) and for Chronic Myocardial Ischemia (BCDA-02)

The CardiAMP Heart Failure Trial is an ongoing randomized, double-blinded, controlled clinical trial in the United States that was approved for up to 260 patients at up to 40 clinical centers. On July 21, 2023, the study’s Data Safety Monitoring Board (DSMB) recommended that enrollment in the trial be paused “based on an analysis of trial data and the primary FS composite endpoint assessment, unrelated to any emergent safety events, and pending an outcome analysis of patients currently completing one year follow-up as well as the interim results of newly enrolled patients completing their imminently scheduled treatment.”  Further, the DSMB recommended “the blind not be broken to protect the integrity of the outcomes yet to be collected and to ensure the study may be restarted without compromise after completion of the one-year data analysis.”

The Company has determined that it would be difficult, if not impossible, to re-start the trial as currently designed after pausing and completing the one-year data analysis in the fourth quarter of 2024. The DSMB interim review was based on available data for 132 procedures involving 111 randomized patients and included a review of the first interim statistical analysis as described in the adaptive design statistical analysis plan.  During the third quarter of 2023, BioCardia worked with the study’s DSMB to unblind a small committee within the Company to review the closed session DSMB meeting report of interim study results to better understand the rationale behind their recommendation. After reviewing the interim dataset as presented to the DSMB, along with the finding that the primary endpoint at one year was unlikely to be met with the current study design, management agrees with the DSMB’s recommendation to follow patients through one-year follow-up, while maintaining the study double-blind in order to protect the integrity of the outcomes yet to be collected for the one-year data analysis anticipated late next year.

The pre-specified statistical analysis plan provided that the DSMB would utilize a composite endpoint that considered heart death equivalents, major adverse cardiac and cerebrovascular events (MACCE), and six-minute walk distance at 12 months. The pre-specified interim analysis did not impute data for patients who had not performed the six-minute walk, either because they were not yet at the one-year follow-up date or because of orthopedic or other health issues as will be done in the final statistical analysis per plan.  The pre-specified interim statistical analysis also did not include other endpoints that are part of the trial, including assessment of patient status using the New York Heart Association classification, quality of life as measured using the Minnesota Living with Heart Failure questionnaire, and heart function assessments such as left ventricular ejection fraction.

In the interim data from the July DSMB review, 102 randomized patients in the CardiAMP Cell Therapy trial followed for up to 24 months showed a 37% relative risk reduction of cardiac death equivalents and an 18% relative risk reduction in major adverse cardiac and cerebrovascular events (MACCE). In addition, the available interim data showed that for an important subset of patients who presented at the screening/baseline visit with higher levels of NT-proBNP, a well-established biomarker of increased heart failure and stress to the heart, the reduction in heart death equivalent and MACCE were even greater. In patients with NT-pro BNP levels greater than 500 pg/ml at baseline, an analysis of all available data up to two years shows improvements over controls including a 59% relative risk reduction in mortality and a 54% relative risk reduction of MACCE.  Further, all clinical outcomes included in this subset analysis favored cell therapy including: improved quality-of-life as measured using the Minnesota Living with Heart Failure Questionnaire, reduction of NT-proBNP levels, greater Six Minute Walk distance, and improved left ventricular ejection fraction, left ventricular end systolic volume and left ventricular end diastolic volume. Both the reduced heart death equivalents (p=.028) and improved quality of life as measured using the Minnesota Living with Heart Failure Questionnaire (p=0.016) demonstrated statistical significance favoring therapy.

On October 11, 2023, after an additional four patients were randomized subsequent to the DSMB review, the Company announced completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial and initiation of a discussion with the FDA on a second pivotal study protocol adapted for the responders in the initial trial with the objective of gaining FDA marketing approval. In the completed trial, 115 patients were randomized, with an additional 10 patients treated in the roll-in phase and 11 more crossed-over to receive therapy after completing two-year follow-up.

BioCardia has submitted a proposed CardiAMP Heart Failure II study protocol for FDA review, which includes an eligibility requirement that enrolled patients have an NT-proBNP at baseline greater than 500 pg/ml. The proposed primary endpoint is also modified from the primary endpoint in the currently ongoing study. The new endpoint proposed is a similar hierarchical composite endpoint consisting of all-cause death, the cardiac death equivalents of heart transplant and left ventricular assist device (LVAD) implantation, heart failure hospitalizations, worsening heart failure events treated as an outpatient, and change in quality-of-life with a follow-up duration ranging from a minimum of 12 to a maximum of 24 months. This new endpoint is similar to ongoing clinical studies of other therapies for this indication that also utilize NT-proBNP threshold study eligibility criterion. Statistical calculations for this clinical study design support that a modestly sized clinical trial of 150 patients, based on the interim results, would achieve 90% power (probability of success) if the data is representative of the population. Additional proposed modifications from the CardiAMP Cell Therapy Heart Failure Trial design include elements to simplify clinical site execution logistics and reduce the cost of performing the study. Should this study protocol be approved by the FDA and advanced by BioCardia, it may be possible to significantly offset clinical costs with the Medicare reimbursement of up to $20,000 now in place for both the control and treatment arms of this investigational therapeutic study.

In June 2023, we completed our submission of the CardiAMP Cell Therapy System to Japan’s Pharmaceutical and Medical Device Agency (PMDA) towards approval for the indication of ischemic heart failure with reduced ejection fraction (HFrEF) based on existing safety and efficacy data. In July, the formal consultation was reviewed and accepted by the PMDA for the consultation with some clarifying questions which have been addressed. In October, the Company provided an update at PMDA’s requests on the current Phase III study status in the United States, and our formal consultation is scheduled for November 21, 2023. Subsequent interactions and consultations with the PMDA are expected. The CardiAMP Cell Therapy System has potential to be the first minimally invasive catheter-based cell therapy available in Japan.

The CardiAMP Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for the indication of chronic myocardial ischemia (BCDA-02). This therapeutic approach uses many of the same novel aspects as the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The trial has been activated at two clinical sites and four patients have been treated. We are working to complete the roll-in cohort of five patients in the fourth quarter of 2023 and begin the randomized phase of the trial.

The Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS) has designated that both of our CardiAMP pivotal trials qualify for Medicare national coverage at up to $20,000 per patient. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting our trials.

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

CardiALLO Allogeneic MSC for Heart Failure

In December 2022, the FDA approved our Investigational New Drug (IND) application to initiate a first-in-human Phase I/II 69 patient clinical trial to deliver these allogeneic cells for the treatment of HFrEF (BCDA-03). The trial is designed for patients with New York Heart Association Class II and III ischemic heart failure with ischemic HFrEF whose own cell composition makes them ineligible for the Company’s Phase III CardiAMP® Heart Failure Trial studying autologous cell therapy. Efficiencies are expected in conducting this trial as patients who have been screened but are ineligible for enrollment in the CardiAMP Heart Failure trial would likely be eligible for this allogeneic trial. Clinical grade allogeneic cells have been manufactured and are ready for use and the cells will be delivered by our proprietary delivery system. Our first clinical center has finalized its clinical study agreement and received conditional IRB approval. Cellular preparation test runs at the clinical site and the site activation visit have been completed and we expect to begin enrolling patients in the fourth quarter of 2023.

We intend to fund later development through nondilutive grant applications and partnering.  We are preparing a grant application with the California Institute of Regenerative Medicine (CIRM) to support this Phase I/II clinical program based on the combination product candidate of the CardiALLO hMSC, developed and manufactured in our California facility and delivered with our Helix transendocardial biotherapeutic delivery system, also developed and manufactured in our California facility.  Success in this grant application has the potential to offset 70% of the costs of this therapeutic development program.

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

Recently reported large studies using MSC in heart failure by other groups have shown compelling benefits in patients who have evidence of inflammation before receiving treatment. There are active considerations of testing this hypothesis prospectively in the randomized stage of the CardiALLO study ahead.

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

Our Helix team has active discussions with current and prospective partners regarding programs utilizing the Helix platform. We expect to finalize up to two licensing and development relationships during the fourth quarter of this year. These relationships are intended to share the costs of ongoing maintenance of and advances in the valuable enabling platform, and for BioCardia shareholders to benefit from the future success of these partnered programs.

In September, CellProthera announced completion of enrollment in their Phase I/II cell therapy study in post-myocardial infarction.   We look forward to their results ahead.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following table shows our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Net product revenue	$—	$2	$—	$3
Collaboration agreement revenue	357	210	464	1,243
Total revenue	357	212	464	1,246
Costs and expenses:
Research and development	1,872	2,144	6,570	6,634
Selling, general and administrative	1,083	1,128	3,454	3,495
Total costs and expenses	2,955	3,272	10,024	10,129
Operating loss	(2,598)	(3,060)	(9,560)	(8,883)
Other income (expense):
Total other income, net	24	3	61	4
Net loss	$(2,574)	$(3,057)	$(9,499)	$(8,879)

Revenue. Revenue increased to $357,000 in the three months ended September 30, 2023 as compared to $212,000 in the three months ended September 30, 2022, and decreased to $464,000 in the nine months ended September 30, 2023 as compared to $1,246,000 in the nine months ended September 30, 2022 primarily due to the timing of revenue from new and existing collaborative partners coupled with the fulfilment of deliverables and completion of collaborative agreements. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant quarter-to-quarter variation in our revenues.

Research and Development Expenses. Research and development expenses decreased to $1,872,000 in the three months ended September 30, 2023 as compared to $2,144,000 in the three months ended September 30, 2022, primarily due to recent pause of the CardiAMP Cell Therapy Heart Failure Trial and its subsequent completion of enrollment coupled with reduced personnel expenses in clinical and related supporting functions. Research and development expenses decreased moderately to $6,570,000 in the nine months ended September 30, 2023 as compared to $6,634,000 in the nine months ended September 30, 2022, due primarily to the changes discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased moderately to $1,083,000 in the three months ended September 30, 2023 as compared to $1,128,000 in three months ended September 30, 2022, and to $3,454,000 in the nine months ended September 30, 2023 as compared to $3,495,000 in the nine months ended September 30, 2022.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2023, we had an accumulated deficit of approximately $150.1 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of September 30, 2023, we had cash and cash equivalents of approximately $1.8 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,123)	$(7,564)
Investing activities	(12)	(68)
Financing activities	2,607	1,427
Net decrease in cash and cash equivalents	$(5,528)	$(6,205)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms, and was relatively consistent during the periods presented.

Cash Flows from Investing Activities. Net cash used in investing activities of $12,000 and $68,000 during the nine months ended September 30, 2023 and 2022 respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $2,607,000 and $1,427,000 during the nine months ended September 30, 2023 and 2022, respectively, related primarily to proceeds from the sale of common stock.

June 2023 Financing - On June 21, 2023, we sold to certain existing investors and other institutional investors, as well as certain of our directors and officers 1,133,141 shares of our common stock in a registered direct offering (the Offering) at an offering price of $2.336 per share. Certain of our directors and executive officers purchased an aggregate of 203,337 of such shares. The gross proceeds of the June 2023 Offering were approximately $2.6 million, with associated issuance costs of approximately $194,000.

Cantor Fitzgerald ATM Offering

On April 12, 2022, we entered into a sales agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (the ATM Offering). We are not obligated to sell any common stock shares pursuant to the Sales Agreement. Under the terms of the Sales Agreement, we pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. The prospectus supplement covering the ATM Offering expired in conjunction with the expiration of the corresponding registration statement on October 20, 2023. We may file a new prospectus supplement covering certain sales under the ATM Offering under our replacement registration statement on Form S-3, once effective, subject to applicable securities laws.

During the three and nine months ended September 30, 2023, we sold 33,282 and 168,122 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $92,000 and $395,000, with net issuance costs of approximately $48,000 and $90,000, respectively. During the three months ended September 30, 2022, we sold 66,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $139,000, with a net refund of issuance costs of $1,000. During the nine months ended September 30, 2022, we sold 641,704 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $1.7 million, with associated issuance costs of $231,000.

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

On June 30, 2023, we provided notice to Lincoln Park of our election to terminate the Purchase Agreement. Following such termination, which was effective July 3, 2023, we may not sell any further shares of our common stock under the Purchase Agreement. As of the effective date of termination of the Purchase Agreement, we had not sold any common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $1.8 million as of September 30, 2023 are not sufficient to fund our planned expenditures and meet our obligations beyond January 2024. In order to continue development of our therapeutic candidates beyond January 2024, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, including the recent determination by the DSMB to pause our CardiAMP Cell Therapy Heart Failure Trial pending the one-year follow-up outcomes analysis for patients that have been treated and those that have been enrolled but not yet treated, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of September 30, 2023 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

Recent Accounting Pronouncements

See Note 2 of our notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that are of significance or potential significance to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended September 30, 2023.

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

Interest Rate Risk

As of September 30, 2023, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A. Risk Factors on our other subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, or future results, are incorporated by reference herein. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq Global Market (“Nasdaq”) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically those that require us to maintain a minimum market value of listed securities of at least $35.0 million and a minimum $1.00 per share closing bid price for our common stock, and must regain compliance with such requirements on or prior to March 4, 2024 and March 11, 2024, respectively. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq and will likely be delisted by Nasdaq.

If we were to fail to meet a Nasdaq listing requirement, we may be subject to delisting by the Nasdaq. In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on May 1, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date:	November 8, 2023	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)