Form 10-K
period 2023-12-31
BioCardia, Inc.
filed 2024-03-27
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $48.0 million, computed by reference to the last sale price of $2.67 for the common stock on the Nasdaq Capital Market reported for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 26,732,542 shares of the registrant’s Common Stock issued and outstanding as of March 27, 2024.

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

Forward-looking statements in this Annual Report may include, without limitation, statements regarding:

(i)	expectations concerning our ability to raise additional funding from equity or debt financings and to continue as a going concern;
(ii)	our ability to retain the listing of our securities on the Nasdaq Capital Market;
(iii)	the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems;
(iv)	the timing and conduct of the clinical trials for our products, including statements regarding the timing, progress and results of current and future preclinical studies and clinical trials as well as our research and development programs;
(v)	the timing or likelihood of regulatory filing, approvals and required licenses for our cell therapy systems;
(vi)	our ability to adequately protect our intellectual property rights and enforce such rights to avoid violation of the intellectual property rights of others;
(vii)	the timing, costs and other aspects of the commercial launch of our products;
(viii)	our estimates regarding the market opportunity, clinical utility, potential advantages and market acceptance of our products;
(ix)	the impact of government laws and regulations;
(x)	our ability to recruit and retain qualified clinical, regulatory and research and development personnel;
(xi)	the availability of reimbursement or other forms of funding for our products from government and commercial payors;
(xii)	difficulties in maintaining commercial scale manufacturing capacity and capability and our ability to generate growth;
(xiii)	uncertainty in industry demand;
(xiv)	general economic conditions and market conditions in our industry;
(xv)	the effects of pandemics, such as COVID-19, on our business, preclinical studies and clinical trials;
(xvi)	the depth of the trading market in our securities;
(xvii)	a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items;
(xviii)

our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (SEC); and

(xix)

the assumptions underlying or relating to any statement described in points (i)-(v) above. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.

Except as required by applicable law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement contained herein, whether as a result of new information, future events or otherwise.

PART I. BUSINESS

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. We are advancing two cell therapy platforms derived from the bone marrow in clinical trials today. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced for two clinical indications: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our immunomodulatory allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: the treatment of ischemic HFrEF (CardiALLO™), which is actively enrolling, and acute respiratory distress syndrome (ARDS).

Our autologous CardiAMP and our allogeneic CardiALLO cell therapies intended for cardiac indications of HFrEF and CMI are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart.

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

Despite guideline-directed therapies employing a wide range of pharmacologic, device, and surgical options, many patients deteriorate over time and develop advanced heart failure symptoms that cannot be effectively managed by existing medical therapies. We are not aware of any current treatment options meaningfully reducing patient mortality rates for NYHA Class II and III patients.

We are focused initially on treating patients in the middle stages HFrEF with NYHA classes II and III, where the disease has an ischemic cause. We estimate there are more than 3 million NYHA Class II and Class III heart failure patients in the United States, of which 1.7 million patients have HFrEF. Of this subset of 1.7 million patients, we estimate that approximately 70%, or over 1.2 million patients, will have a cell population score sufficient to qualify for treatment with the CardiAMP Cell Therapy. Our CardiALLO allogeneic MSC investigational off the shelf therapy is designed to be suitable for all 1.7 million patients with this indication.

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

Efforts to modulate inflammation-mediated lung injury and thereby reduce progression to respiratory failure using mesenchymal stem cells have shown promising results in previous studies by other groups. Our own preclinical animal studies with venous infusion of our allogeneic mesenchymal stem cells have shown feasibility with no significant adverse events. We believe our immunomodulatory allogeneic MSC have the potential to provide a treatment for these patients not met by current therapeutic alternatives.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure with HFrEF (BCDA-01)

CardiAMP cell therapy in ischemic HFrEF has been evaluated in three clinical trials to date. We have completed and published results for a Phase I open label clinical study (TABMMI) and a Phase II randomized double-blind placebo-controlled study (TACHFT). In the fourth quarter of 2023, we completed enrollment in a Phase III randomized double-blind sham-controlled study (CardiAMP HF) and presented interim results in the first quarter of 2024, with final data for all patients at a minimum of one year and a maximum of two years follow-up expected in the fourth quarter of 2024. A second confirmatory Phase III randomized double blinded sham-controlled trial (CardiAMP HF II) was approved by the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2023 and activated in the first quarter of 2024 with the goal of confirming the results of CardiAMP HF and providing the primary support for marketing approval by the FDA.

The FDA granted Breakthrough Device Designation for the CardiAMP Cell Therapy System for the treatment of heart failure in January 2022. This Breakthrough Device Program is designed to expedite FDA approval of certain novel devices or device-led combination products (i.e., products that combine drugs, devices or biological products) that have the potential to provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. We believe that the CardiAMP Cell Therapy System was the first cardiac cell therapy to receive an FDA Breakthrough designation.

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

CardiAMP Phase II Trial in Ischemic HFrEF: Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT)

The CardiAMP Phase II Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT) included patients with HFrEF who were randomized on a one-to-one basis into two double-blind, placebo-controlled trials: TACHFT-BMC and TACHFT-MSC. TACHFT-BMC trial included a single dose of CardiAMP cells with a follow up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six-minute walk distance (6MWD), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score. Most other endpoints were supportive of therapeutic benefit but were not statistically significant. Phase II results were published in the Journal of the American Medical Association in 2014 with selectively pooled controls and presented at the World Congress of Regenerative Medicine in 2015 relative to their dedicated controls.

CardiAMP Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure Trial

The CardiAMP Cell Therapy Heart Failure Trial (CardiAMP HF) is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up 125 patients, which includes a 10-patient roll-in cohort, at 18 centers in the United States and Canada. The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in 6MWD at 12 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed.

The seventh independent Data Safety Monitoring Board meeting in July 2023 utilized an adaptive statistical analysis plan design approved by the FDA which had potential to stop the trial early for efficacy. The trial was determined to be unlikely to meet its primary efficacy endpoint at 12-month follow-up as patients in both groups improved on 6MWD, which had an overweight impact on the primary endpoint. Last patient randomizations were completed in October 2023. Results on all 125 patients enrolled with a minimum of one year follow-up are expected to be available in October 2024.

The July 2023 interim results from this study, with 110 of the 115 randomized patients, were presented at the Technology and Heart Failure Therapeutics meeting on March 4, 2024. Over a mean 20 months of follow-up, patients with advanced chronic heart failure who received a single endomyocardial dose of autologous CardiAMP cell therapy while on maximal medical therapy had a 37% relative risk reduction in all-cause heart death equivalents and a 9% relative risk reduction in non-fatal incidence of heart attacks, strokes and hospitalization due to heart failure. Patients treated with CardiAMP cell therapy saw an almost 5% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (8.3% vs. 13.2%, respectively). CardiAMP cell therapy was also associated with trends toward reduced ventricular tachyarrhythmias, enhanced heart function as measured by left ventricular ejection fraction, and improved NTproBNP.

In a subgroup analysis of patients with elevated NTproBNP at baseline – encompassing 59% of total enrolled randomized patients – patients treated with CardiAMP cell therapy experienced an 86.2% relative risk reduction in heart death equivalents and a 23.9% relative risk reduction in MACCE. These patients saw more than a 17% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (2.9% vs. 21.1%, respectively).

We are completing follow-up in CardiAMP HF and preparing this dataset for final lock in the fourth quarter of 2024, and potential submission to Japan Pharmaceutical and Medical Device Agency (PMDA) to support product approval in Japan.

CardiAMP Confirmatory Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure II Trial

The CardiAMP Cell Therapy Heart Failure II Trial was approved by the FDA in the fourth quarter of 2023. The study is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 250 patients with NTproBNP levels >500 pg/ml at up to 40 centers in the United States. The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed.

The trial has greater than 90 percent power (statistical probability of success) to meet the primary endpoint based on the CardiAMP HF Trial interim results. The Study has been activated in the first quarter of 2024 with a goal of completing enrollment in two years.

CardiAMP Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

CardiAMP Cell Therapy system, under a second FDA approved investigational device exemption, is actively being studied in a second related clinical indication of chronic myocardial ischemia with refractory angina. This study is based on the strength of our Phase I and II ischemic heart failure trial data and previous clinical data on CD34+ mononuclear cells in this indication.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The Company intends to introduce an adaptive statistical analysis plan with an initial assessment for efficacy when 100 patients reach their primary endpoint, although aspects of this statistical analysis plan remain the subject of study considerations with the FDA. The trial has been activated at two clinical sites and the randomized cohort will soon begin enrolling.

CardiAMP Cell Therapy Trials Have CMS Reimbursement

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that CardiAMP HF, CardiAMP HF II and CardiAMP CMI qualify for Medicare national coverage. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure at up to $20,000 for both treatment and control, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these trials.

Allogeneic Cell Therapy Platform

Our second therapeutic platform is our investigational culture expanded bone marrow derived MSC, for which the FDA approved two INDs. This “off the shelf” cell therapy is being advanced for ischemic heart failure of HFrEF (BCDA-03) and acute respiratory distress (BCDA-04). This clinical stage allogeneic cell therapy platform has the potential for numerous other therapeutic applications. BioCardia manufactures these cells for clinical studies at its manufacturing facility in Sunnyvale, which was certified for manufacturing in 2022.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

We have co-sponsored three completed clinical trials for MSCs for the treatment of HFrEF. In substantially similar trial designs, the POSEIDON Phase I/II trial compared autologous MSCs to allogeneic MSCs, the TACHFT-MSC Phase II trial compared autologous MSCs to placebo, and the TRIDENT Phase II compared allogeneic MSCs at different doses. The first two trials shared common arms of autologous MSCs, enabling a bridge to placebo, leading us to conclude that allogeneic MSC therapy has potential to be superior to placebo. The following chart summarizes the results from these three trials:

FDA approval of the IND application for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF was secured in December 2022. This trial includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The cohort receiving the lowest dose of 20 million cells has been initiated with no treatment-emergent adverse events, arrhythmias, rejection, or allergic response as presented at the Technology and Heart Failure Therapeutics meeting on March 4, 2024.

Allogeneic MSC for Acute Respiratory Distress Syndrome (BCDA-04)

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

In April 2022, the FDA approved IND for a Phase I/II trial for the use of its allogeneic cell therapy for ARDS caused by COVID-19. The Company intends to submit a supplement to the FDA to expand this indication as the level of COVID-19 induced ARDS has decreased. No milestones for this program have been set for 2024.

Helix™ Biotherapeutic Delivery System

The Helix transendocardial biotherapeutic delivery system is a therapeutic-enabling platform for minimally invasive targeted delivery of biologic agents to the heart. Helix empowers a seamless transition from bench to commercialization for partners.

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

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions. We are pursuing the following business strategies:

•	Complete the ongoing 125 patient CardiAMP HF and the 250 patient CardiAMP HF II IDE trials of our autologous CardiAMP Cell Therapy for patients with ischemic heart failure with HFrEF.

•	Complete the ongoing 343 patient, 40 center Phase III pivotal IDE trial of our autologous CardiAMP Cell Therapy for patients with chronic myocardial ischemia.

•	Obtain FDA and PMDA approval and commercialize CardiAMP Cell Therapy System using a highly targeted cardiology sales force in the United States and Japan.

•	Complete the approved Phase I/II IND Trial of our allogeneic MSC Therapy for the treatment of ischemic heart failure of HFrEF.

•	Partner the approved Phase I/II IND Trial of our allogeneic MSC Therapy for the treatment of acute respiratory distress syndrome.

•	Continue to develop and selectively partner our Helix™ biotherapeutic delivery system for use with other biotherapeutics.

•	Continue to develop and commercialize Morph catheter products.

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

We have a large patent portfolio of issued and pending claims covering our autologous and allogeneic cell therapies, our biotherapeutic delivery systems and our enabling vascular access catheter products. As of December 31, 2023, we have developed or secured rights to over 60 issued or pending U.S. and international patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC. Our issued U.S. patents expire between 2024 and 2040, without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

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

Manufacturing

The CardiAMP autologous cell processing platform is manufactured for us by our partner Biomet Biologics, LLC. We currently produce our allogeneic MSC cells for clinical development in our Sunnyvale, California cell manufacturing facility. We also currently manufacture our Helix™ biotherapeutic delivery system and Morph vascular access products in our Sunnyvale, California device manufacturing facility using components we source from third-party suppliers.

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

Competition

The biotechnology and pharmaceutical industries in which we operate are subject to rapid change and are characterized by intense competition to develop new technologies and proprietary products. We face potential competition from many different sources, including larger and better-funded companies. While we believe that our programs unique benefits provide us with competitive advantages, we have identified several companies that are active in the advancement of cell-based and gene-based therapeutic products in the heart failure, chronic myocardial ischemia and acute respiratory distress syndrome indications. Not only must we compete with other companies that are focused on cell-based therapy treatments, but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

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

Biotherapeutic Delivery Systems Partnering

Our preclinical and clinical work with partners generally takes place under arrangements where we receive payments for services and products and participate in milestones, and revenue sharing from commercialization, including when the biotherapeutic product candidate is not ultimately commercialized with BioCardia’s biotherapeutic delivery systems. We also obtain data, reports, and rights to biotherapeutic delivery inventions.

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

The FDA intends to consider the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction reasonable safety and effectiveness of the cell-based therapy. After a PMA application is deemed complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA recently issued a final rule replacing the QSR with a new regulation referred to as the Quality Management System Regulation, or QMSR, though this final rule is not scheduled to go into effect until February 2026. FDA review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

A clinical trial is almost always required to support a PMA application. We expect that the CardiAMP Cell Therapy System will require two pivotal trials for PMA approval in the heart failure indication and one pivotal trial for the CardiAMP chronic myocardial ischemia indication. However, there is no guarantee that the FDA will grant us regulatory approval to market the CardiAMP Cell Therapy System on the basis of a single pivotal trial. Two well-controlled pivotal studies could be necessary to provide the FDA assurance of safety or effectiveness. In the United States, absent certain limited exceptions, human clinical trials intended to support product clearance or approval require an IDE application, which the FDA reviews. Some types of trials deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by FDA regulations, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory trial results, showing that it is safe to evaluate the device in humans and that the trial protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the trial. During a trial, we are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion or commercialization of investigational devices or making safety or efficacy claims for them, among other things. We are also responsible for the appropriate labeling and distribution of investigational devices. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy, and the clinical trials must be conducted pursuant to GCPs. The investigators must also obtain patient-informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements, among other things. The FDA’s grant of permission to proceed with clinical trials does not constitute a binding commitment that the FDA will consider the trial design adequate to support marketing clearance or approval. In addition, there can be no assurance that the data generated during a clinical trial will meet the chosen study endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Similarly, in Europe, the clinical trial must be approved by the local ethics committee and in some cases, including trials of high-risk devices, by the Ministry of Health in the applicable country.

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

Further, in June 2021, legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most LDTs and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. In January 2024, FDA announced its plans to reclassify certain high-risk of in vitro diagnostics, including companion diagnostics, as Class II devices. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.

To the extent the FDA determines that any LDT product we may develop in the future is subject to additional regulation as a medical device or disagrees with our LDT determination and asserts that such product is considered an in vitro diagnostic device, our ability to market and sell such LDT would be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, the FDA could consider our product to be misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action. Such enforcement action may also delay or negatively impact FDA approval of our regulatory submissions. If the FDA disagrees without our LDT determination, we would not be able to commercialize our assay until we obtain PMA approval and comply with the applicable quality system requirements.

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

Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. The FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. These measures could reduce the demand for our products, if approved, or impose additional pricing pressures on how much we can charge for our products if approved.

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

The Company has had three consultations with PMDA on the approval of CardiAMP for HFrEF, with the most recent occurring in November 2023. PMDA has suggested they may consider an application for approval based on data from outside Japan after we have completed the follow-up on the CardiAMP HF trial in October 2024. We anticipate that an additional clinical consultation with PMDA will be required to confirm this understanding.

Employees and Human Capital

As of December 31, 2023, we had 16 full-time and four part-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We operate in only one business segment, which is a clinical-stage biotherapeutic company developing novel therapeutics for diseases with large unmet medical needs. See Note 1 to our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K. Our principal executive offices are located at 320 Soquel Way, Sunnyvale CA 94085. Our telephone number is (650) 226-0120.

Our website address is www.biocardia.com. Information contained in our website, or any other website referenced in this Annual Report, is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission, or SEC. The SEC also maintains a website that contains these reports and our other electronic SEC filings.

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

●	If we or our suppliers fail to comply with the FDA’s QSRs, or QMSR, when it goes into effect in 2026, our manufacturing operations could be delayed or shut down and product sales could suffer.
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

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our therapeutic candidates or product.

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

Risks Related to Our Securities

●	If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our securities could be delisted from the Nasdaq.
●	We may be exposed to additional risks as a result of our reverse merger transaction.
●

Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

●	Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline.
●

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to the HCW Sales Agreement or under our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2023 was $11.6 million and our accumulated deficit totaled $152.2 million as of December 31, 2023. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern. As noted below, we may need to obtain additional funding from equity or debt financings, which may be highly dilutive to our existing stockholders and may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

•

initiate and advance our therapeutic candidates in expensive clinical studies, including the ongoing Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in heart failure, our approved Phase III pivotal trial for our CardiAMP Cell Therapy System therapeutic candidate in chronic myocardial ischemia and our two approved Phase I/II clinical trials for our allogeneic MSC therapy in for the treatment of cardiac and pulmonary disease;

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

We have, and may in the future enter into, contractual arrangements that are designed to facilitate our access to capital. In December 2023, we entered into a sales agreement (HCW Sales Agreement) with H.C. Wainwright & Co., LLC (HCW) pursuant to which we may sell shares of our common stock through HCW as the sales agent at current market prices (HCW ATM Offering). However, there are limitations to the HCW ATM Offering.

Specifically, the HCW ATM Offering is limited by the terms and conditions in the HCW Sales Agreement. Under the terms of the HCW Sales Agreement, the obligations of HCW are only to use reasonable efforts to sell shares of our common stock, but there is no actual obligation to sell or guarantee that we will be able to place any shares. We are also limited in the amount we may sell under the HCW Sales Agreement to the amount that is covered by an effective registration statement with the Securities and Exchange Commission (SEC), the current amount of which is approximately $2.2 million. Therefore, we currently do not, and may not in the future, have access to the full amount otherwise available to us under the HCW ATM Offering or any similar contractual arrangement we may enter into in the future. In addition, any amounts we sell under the HCW ATM Offering will not satisfy all of our funding needs or may not fund them on a timely basis, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the HCW Sales Agreement.

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

The long-term viability of our company is largely dependent on the successful development and commercialization of the CardiAMP Cell Therapy System. We are currently enrolling patients in a Phase III pivotal trial that will be used to support regulatory approval, and we do not have significant long-term data on the CardiAMP Cell Therapy System’s safety and efficacy in either heart failure or chronic myocardial ischemia. While we expect to successfully complete our ongoing Phase III pivotal trials of the CardiAMP Cell Therapy System in heart failure, there can be no guarantee that the studies will be completed, that the primary endpoints will be achieved, as they were not in the CardiAMP HF Trial, or that we will receive regulatory approval for the sale and marketing in the United States. Additionally, while we monitor and audit our and our CROs’ activities and data during clinical development, there can be no guarantee that the data we obtain in such activities will be accurate and complete. Our success depends on the accuracy and completeness of such data, and our prospects may be adversely affected if we apply inaccurate or incomplete data in making future decisions. A number of companies in similar fields have suffered significant setbacks during clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending heavily on sales of the CardiAMP Cell Therapy System to achieve our revenue goals, failure to successfully complete the study and receive FDA approval, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain regulatory approval, our ability to successfully market this product will be limited due to a number of factors, including regulatory restrictions in our labeling or requirements to obtain additional post-approval data, if any. In addition, there can be no guarantee that the CardiAMP Cell Therapy System will be accepted by the medical community as a valid alternative to currently available products. If we cannot sell the CardiAMP Cell Therapy System as planned, our financial results will be harmed.

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

Although we have obtained FDA acceptance of Phase III pivotal trials of the CardiAMP Cell Therapy System for the treatment of HFrEF and chronic myocardial ischemia, this does not guarantee any particular outcome from regulatory review. To the best of our knowledge, the CardiAMP Cell Therapy System for the treatment of HFrEF is the first cardiac cell-based therapy with an accepted pivotal trial that is to be regulated by the FDA Center for Biologics Evaluation and Research, or CBER, via the premarket approval, or PMA, pathway requiring a single trial. The CardiAMP Cell Therapy System for the treatment of chronic myocardial ischemia is also to be regulated under the same IDE/PMA pathway. All other cardiac cell-based therapies in clinical trials are believed to be regulated by the same agency, but as biologics which generally require two separate pivotal trials. There is no guarantee that the FDA will grant us regulatory clearance or approval to market the CardiAMP Cell Therapy System on the basis of the two clinical trials in heart failure or the single pivotal trial in chronic myocardial ischemia, or that the FDA will continue to allow us to develop the CardiAMP Cell Therapy System via the PMA pathway. Two well-controlled pivotal studies could be necessary to provide FDA assurance of safety or effectiveness. If the FDA approval process does not occur as we anticipate, including, for example, if we are required to conduct more than the currently anticipated number of pivotal studies to obtain approval, we may incur substantial additional costs and delays to obtain approval, if at all, which would have a material adverse impact on our business, financial condition and prospects.

Our autologous and allogeneic therapies, delivery systems and other therapeutic candidates are based on novel technology, which makes it difficult to accurately and reliably predict the time and cost of product development and subsequently obtaining regulatory approval. At the moment, no cell-based therapies have been approved in the United States for a cardiac indication.

The success of our business depends on our ability to develop and commercialize our therapeutic candidates, including CardiAMP. We have concentrated our product research and development efforts on our CardiAMP therapeutic candidate, a novel type of cell-based therapy. Our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience related to our therapeutic candidates and products, that we have experienced or that we may experience in the future, will not cause significant delays or unanticipated costs, or that such development problems can be solved. For example, in 2020, our effort to lift a clinical hold on our allogeneic cell therapy product candidate was not successful when reviewed by the FDA due to issues they identified with respect to our chemistry, manufacturing and controls for the approach we had taken. Each element of an IND submission has technical, regulatory, commercial, and other risks and there is no guarantee we will be successful in advancing our therapeutic programs. Also, we may be unable to maintain and further develop sustainable, reproducible and scalable manufacturing processes, or transfer these processes to collaborators, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

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

We currently have a limited organization for the sales, marketing and distribution of products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including the autologous CardiAMP Cell Therapy System and our allogeneic MSC therapies, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have limited prior experience in the marketing, sale or distribution of approved products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our therapeutic candidates.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our products, if approved, and accordingly, on our financial operations.

In 2017, the European Union released new regulations to ensure patient safety with the use of pharmaceuticals, medical devices and in-vitro diagnostics that were to go into effect over a three-year period from 2020 to 2022. The new regulations replace predecessor directives and emphasize a global convergence of regulations. Marketing authorization timelines will become more protracted and the costs of operating in Europe will increase. A significantly more costly path to regulatory compliance is anticipated. Adjusting to the new Medical Device Regulation may prove to be costly and disruptive to our business. In February 2023, the European Parliament voted to extend the Medical Devices Regulation transition periods to avoid a shortage of life-saving products in the economic region. It is expected that conformity assessment process for MDR needs to be completed by the end of 2027 for high-risk devices and the end of 2028 for lower-risk devices. For business reasons, we may forgo our CE Mark in the future to focus our resources in the U.S. market.

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

It is very difficult to estimate the future commercial potential of the CardiAMP Cell Therapy System, the allogeneic MSC therapies and our commercialized products due to factors such as safety and efficacy compared to other available treatments, changing standards of care, third-party payor reimbursement standards, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 70% of the NYHA Class II and Class III HFrEF patients in the United States will be eligible for CardiAMP due to a sufficient CardiAMP cell population score and a sufficient NTproBNP score. However, if considerably less than approximately 70% of NYHA Class II and Class III ischemic heart failure patients are eligible for CardiAMP due to an insufficient CardiAMP cell population analysis or due to lower NTproBNP levels, it could significantly and negatively impact our business, financial condition and results of operations.

Risks Relating to Government Regulation, Compliance and Litigation

Even if we obtain regulatory approval for a product candidate, including our autologous CardiAMP Cell Therapy System, CardiALLO allogeneic MSC therapy and other therapeutic candidates, these products or therapies, along with our other regulated products, will be subject to ongoing regulatory scrutiny.

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

We have not obtained regulatory approval for either our CardiAMP Cell Therapy System, CardiALLO allogeneic MSC therapies or other therapeutic candidates. We must conduct extensive testing of our therapeutic candidates to demonstrate their safety and efficacy, including human clinical trials and, if applicable, preclinical animal testing, before we can obtain regulatory approval to market and sell them. Conducting such testing is a lengthy, time-consuming, and expensive process and there is a high rate of failure. Our current and completed preclinical and clinical results for our therapeutic candidates are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a therapeutic candidate may not be predictive of similar results in humans during clinical trials, and successful results from early human clinical trials of a therapeutic candidate may not be replicated in later and larger human clinical trials or in clinical trials for different indications. If the results of our ongoing or future clinical trials are negative or inconclusive with respect to the efficacy of our therapeutic candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our therapeutic candidates, we may be prevented or delayed in obtaining marketing approval for our therapeutic candidates.

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

Our manufacturing processes and those of our third-party suppliers are required to comply with the FDA’s QSRs, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Further, the FDA recently issued a final rule replacing the QSR with QMSR, which goes into effect in February 2026. Failure to take adequate corrective action in response to an adverse Quality System inspection or failure to comply with applicable regulatory requirements could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays and cause our revenues to decline.

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

We may face competition for our allogeneic therapies from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar to, or “interchangeable” with an FDA-approved innovator (original) biological product. This new pathway could allow competitors to reference data from innovator biological products already approved after 12 years from the time of approval. In Europe, a competitor may reference data from biological products already approved but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our allogeneic therapies, if approved. Additionally, the FDA may approve our competitors’ products through a PMA pathway, similar to CardiAMP. If competitors are able to obtain marketing approval for biosimilars referencing our CardiALLO allogeneic cell therapy, if approved, it may become subject to competition from such biosimilars with the attendant competitive pressure and consequences.

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

Currently there are a number of Morph product family model numbers that have been approved for commercial use in the United States via a 510(k) clearance. A modification to these products could lead to a reclassification and could result in further requirements (including additional clinical trials) to maintain each respective clearance or approval. If we fail to comply with such further requirements, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

The use of data by our business and our business associates is highly regulated in all our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the General Data Protection Regulation (GDPR) and California Consumer Privacy Act (CCPA), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance. Complying with such laws may also require us to modify our data processing practices and policies and incur substantial expenditures. See Item 1C “Cybersecurity” of this Annual Report on Form 10-K for additional information about our cybersecurity processes.

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

Risks Related to Our Securities

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our securities could be delisted from the Nasdaq.

The listing of our securities on the Nasdaq Capital Market (Nasdaq) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically those that require us to maintain a minimum market value of listed securities of at least $35.0 million (MVLS Requirements) and a minimum $1.00 per share closing bid price for our common stock (Minimum Bid Price Requirement). On March 6, 2024 and March 12, 2024, we received delisting determination letters from the Nasdaq advising us that we did not regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, respectively, by the initial compliance dates afforded by the Nasdaq. As a result, trading of our securities on the Nasdaq was subject to suspension at the opening of business on March 15, 2024 and a Form 25-NSE would have been filed with the SEC to remove our securities from listing and registration on the Nasdaq unless we requested an appeal of these determinations to a Nasdaq Hearings Panel (Panel). On March 12, 2024, we submitted a hearing request to the Panel to appeal the delisting determinations. Our request for a hearing has stayed the suspension of our securities and the filing of a Form 25-NSE pending the Panel’s decision. At the hearing, we intend to present a plan to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement.

If the Panel does not grant our request for continued listing, or otherwise provide a further extension for us to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, our securities will be subject to delisting by the Nasdaq. In the event our securities are no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements.

The market price and trading volume of our securities may be volatile and may be affected by economic conditions beyond our control.

The market price of our securities is likely to be volatile. Some specific factors that could negatively affect the price of our securities or result in fluctuations in its price and trading volume include:

•	results of clinical trials of our therapeutic candidates;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;

•	actual or anticipated fluctuations in our quarterly operating results or those of our competitors;

•	publication of research reports by securities analysts about us or our competitors in the industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	our liquidity positions;

•	issuances by us of debt or equity securities;

•	litigation involving our company, including stockholder litigation, investigations or audits by regulators into the operations of our company, or proceedings initiated by our competitors or clients;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry, fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	trading volume of our common stock and warrants;

•	sales or perceived potential sales of our common stock and/or warrants by us, our directors, senior management or our stockholders in the future;

•	short selling or other market manipulation activities;

•	announcement or expectation of additional financing efforts;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, pandemics, such as COVID-19, and other calamities;

•	changes in market conditions for biopharmaceutical stocks; and

•	conditions in the U.S. financial markets or changes in general economic conditions, including as a result of inflation and changes in interest rates.

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

As of March 27, 2024, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 20.1% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Raising additional funds through debt or equity financing could be highly dilutive and may cause the market price of our common stock to decline.

We will attempt to raise additional capital through the sale of equity or convertible debt securities, including through the HCW Sales Agreement, which may be highly dilutive to our existing stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to limit valuable rights to our intellectual property, technologies, therapeutic candidates or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts will divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our therapeutic candidates.

Sales of a substantial number of shares of our common stock or rights to purchase our common stock could cause our stock price to fall.

Sales of a substantial number of shares of our common stock or rights to purchase our common stock, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to the HCW Sales Agreement or under our equity incentive plans, could result in additional dilution of the percentage ownership of our existing stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders would likely experience substantial dilution. We may sell our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell our common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales would likely also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Furthermore, we filed a prospectus supplement related to the offer and sale of up to $2.75 million of our common stock under the HCW Sales Agreement. Any such HCW Sales Agreement sales would be made by HCW on a reasonable efforts basis. Any sales under the HCW Sales Agreement must be in compliance with the terms of such agreement and applicable law and the purchase price for such sales will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall and any such issuances would be dilutive to our existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Our information technology team consists of professionals with deep cybersecurity expertise across multiple industries. Our executive leadership team, along with input from the above professionals, are responsible for our overall enterprise risk management process and regularly consider cybersecurity risks in the context of other material risks to the Company.

As part of our risk management system, we track and log privacy and security incidents to remediate and resolve any such incidents. Any significant incidents are reviewed regularly with our Chief Financial Officer to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to our executive leadership team. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive leadership team makes the final materiality determinations and disclosure and other compliance decisions.

The Board of Directors has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Board of Directors.

To date, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

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

Holders

As of December 31, 2023, there were 183 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Special Note Regarding Smaller Reporting Company Status

As a result of being a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended), we are allowed and have elected to omit certain information, including three years of year-to-year comparisons, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. We are advancing two cell therapy platforms derived from the bone marrow in clinical trials today. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced for two clinical indications: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our immunomodulatory allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: the treatment of ischemic HFrEF (CardiALLO™), which is actively enrolling, and acute respiratory distress syndrome (ARDS).

Our autologous CardiAMP and our allogeneic CardiALLO cell therapies intended for cardiac indications of HFrEF and CMI are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01)

The CardiAMP Cell Therapy Heart Failure Trial

The CardiAMP Heart Failure Trial is an ongoing randomized, double-blinded, controlled clinical trial in the United States that was approved for up to 125 patients at 18 clinical centers in the United States and Canada. The seventh independent Data Safety Monitoring Board meeting in July 2023 utilized an adaptive statistical analysis plan design approved by the FDA which had potential to stop the trial early for efficacy. The trial was determined to be unlikely to meet its primary efficacy endpoint at 12-month follow-up as patients in both groups improved on 6MWD, which had an overweight impact on the primary endpoint. Accordingly, the last patient randomizations were completed in October 2023.

The July 2023 interim results from this study, with 110 of the 115 randomized patients, were presented at the Technology and Heart Failure Therapeutics meeting on March 4, 2024. Over a mean 20 months of follow-up, patients with advanced chronic heart failure who received a single endomyocardial dose of autologous CardiAMP cell therapy while on maximal medical therapy had a 37% relative risk reduction in all-cause heart death equivalents and a 9% relative risk reduction in non-fatal incidence of heart attacks, strokes and hospitalization due to heart failure (MACCE). Patients treated with CardiAMP cell therapy saw an almost 5% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (8.3% vs. 13.2%, respectively). CardiAMP cell therapy was also associated with trends toward reduced ventricular tachyarrhythmias, enhanced heart function as measured by left ventricular ejection fraction, and improved NTproBNP.

In a subgroup analysis of patients with elevated NTproBNP at baseline – encompassing 59% of total enrolled randomized patients – patients treated with CardiAMP cell therapy experienced an 86.2% relative risk reduction in heart death equivalents and a 23.9% relative risk reduction in MACCE. These patients saw more than a 17% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (2.9% vs. 21.1%, respectively).

We are completing follow-up in CardiAMP HF and preparing this dataset for final lock in the fourth quarter of 2024, and for potential submission to Japan PMDA to support product approval in Japan. Results on all 125 patients enrolled with a minimum of one year follow-up are expected to be available in October 2024.

CardiAMP Confirmatory Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure II Trial

The CardiAMP Cell Therapy Heart Failure II Trial was approved by the FDA in the fourth quarter of 2023. The study is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 250 patients with NTproBNP levels >500 pg/ml at up to 40 centers in the United States. The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. Additional prespecified secondary hierarchical and nonhierarchical endpoints are also being assessed.

The trial has greater than 90 percent power (statistical probability of success) to meet the primary endpoint based on the CardiAMP HF Trial interim results. The Study was activated in the first quarter of 2024 with a goal of completing enrollment in two years.

CardiAMP Autologous Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

CardiAMP Cell Therapy system, under a second FDA approved investigational device exemption, is actively being studied in a second related clinical indication of chronic myocardial ischemia with refractory angina. This study is based on the strength of our Phase I and II ischemic heart failure trial data and previous clinical data on CD34+ mononuclear cells in this indication.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The Company intends to introduce an adaptive statistical analysis plan with an initial assessment for efficacy when 100 patients reach their primary endpoint, although aspects of this statistical analysis plan remain the subject of study considerations with the FDA. The trial has been activated at two clinical sites, and the randomized cohort will soon begin enrolling.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The FDA approved of the IND application for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF was secured in December 2022. This trial includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The cohort receiving the lowest dose of 20 million cells was initiated in December 2023. There have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response, consistent with our presentation at the Technology and Heart Failure Therapeutics meeting on March 4, 2024.

We intend to fund later development through nondilutive grant applications and partnering. With such funding, it is possible to complete enrollment in the Phase I as early as the end of 2024. Phase II development is anticipated to be advanced in both the United States and Japan and would also enroll in approximately one year.

Allogeneic MSC for Acute Respiratory Distress Syndrome (BCDA-04)

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

In April 2022, the FDA approved IND for a Phase I/II trial for the use of its allogeneic cell therapy for ARDS caused by COVID-19. The Company intends to submit a supplement to the FDA to expand this indication as the level of COVID-19 induced ARDS has decreased. No milestones for this program have been set for 2024.

Helix™ Biotherapeutic Delivery System

The Helix transendocardial biotherapeutic delivery system is a therapeutic-enabling platform for minimally invasive targeted delivery of biologic agents to the heart. Helix empowers a seamless transition from bench to commercialization for partners. Our biotherapeutic delivery partnerships are expected to enhance future treatment options for millions of people suffering from heart disease, offset the costs of biotherapeutic delivery for our own programs, and provide our investors with meaningful revenue sharing should our partnering efforts contribute successful therapeutic development.

In September 2023, our partner CellProthera announced completion of enrollment in their Phase I/II cell therapy study in post-myocardial infarction and that results are expected soon. In March 2023, we announced a biotherapeutic delivery partnership with StemCardia through a Phase I/II Clinical Study. Under the partnership, BioCardia is the exclusive biotherapeutic delivery partner for StemCardia’s cell therapy candidate through studies expected to result in FDA approval of an investigational new drug application (IND) and the anticipated Phase I/II clinical development to follow.

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

We plan to increase our research and development expenses as we continue the pivotal CardiAMP autologous cell therapy trials in heart failure and chronic myocardial ischemia, and begin our allogeneic cell therapy trials in heart failure and acute respiratory distress syndrome. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs. There are also significant synergies between these programs.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2023, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

The table set forth below summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands). The results of operations from 2022 compared to 2021 and related discussion can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, and such results and related discussion are incorporated herein by reference.

	Years ended December 31,
	2023	2022
Revenue:
Net product revenue	$—	$3
Collaboration agreement revenue	477	1,349
Total revenue	477	1,352
Costs and expenses:
Research and development	7,726	8,834
Selling, general and administrative	4,395	4,419
Total costs and expenses	12,121	13,253
Operating loss	(11,644)	(11,901)
Other income (expense):
Total other income (expense), net	73	(6)
Net loss	$(11,571)	$(11,907)

Revenue. Revenue decreased to $477,000 in the year ended December 31, 2023 as compared to $1,352,000 in the year ended December 31, 2022, primarily due to the timing of revenue from new and existing collaborative partners coupled with the fulfilment of deliverables and completion of collaborative agreements. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses decreased to approximately $7.7 million in the year ended December 31, 2023 as compared to approximately $8.8 million in the year ended December 31, 2022 primarily due to the recent pause of the CardiAMP Cell Therapy Heart Failure Trial and its subsequent completion of enrollment coupled with reduced personnel expenses in clinical and related supporting functions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,395,000 in the year ended December 31, 2023 as compared to $4,419,000 in the year ended December 31, 2022.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2023, we had an accumulated deficit of approximately $152.2 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of December 31, 2023, we had cash and cash equivalents of $1.1 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(9,974)	$(10,561)
Investing activities	(12)	(70)
Financing activities	3,726	5,122
Net decrease in cash and cash equivalents	$(6,260)	$(5,509)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms, and increased by $587,000 mainly due to reductions in research and development expenditures during the year ended December 31, 2023.

Cash Flows from Investing Activities. Net cash used in investing activities of $12,000 and $70,000 during the years ended December 31, 2023 and 2022, respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $3.7 million and $5.1 million during the years ended December 31, 2023 and 2022, respectively, related to net proceeds from the sale of common stock less issuance costs.

February 2024 Financing

On February 9, 2024, we sold to certain qualified institutional buyers and institutional accredited investors, as well as Peter Altman, our President and Chief Executive Officer, (i) an aggregate of 2,012,978 shares of our common stock at an offering price of $0.4331 per share and (ii) warrants to purchase an aggregate of 1,006,488 shares of common stock in a private placement (the February 2024 Private Placement). Of such securities, Dr. Altman agreed to purchase (i) 108,108 shares of our common stock and (ii) warrants to purchase 54,054 shares of our common stock. The gross proceeds of the February 2024 Private Placement were approximately $875,000 million, before deducting transaction expenses.

November 2023 Financing

On November 16, 2023, we sold to a single healthcare-focused institutional investor 2,000,000 shares of our common stock in a registered direct offering (the November 2023 RDO Offering) at a price of $0.65 per share. The gross proceeds of the November 2023 RDO Offering were $1.3 million, with associated issuance costs of $312,000.

June 2023 Financing

On June 21, 2023, we sold to certain existing investors and other institutional investors, as well as certain of our directors and executive officers, 1,133,141 shares of our common stock in a registered direct offering (the June 2023 Offering) at an offering price of $2.336 per share. Certain of our directors and executive officers purchased an aggregate of 203,337 of such shares. The gross proceeds of the June 2023 Offering were approximately $2.6 million, with associated issuance costs of $194,000.

December 2022 Financing

On December 16, 2022, we sold to certain qualified institutional buyers and institutional accredited investors an aggregate of 2,122,017 shares of our common stock at an offering price of $1.68 per share in a private placement (December 2022 Private Placement). Certain of the Company’s directors and executive officers purchased an aggregate of 499,997 of such shares. The net proceeds of the December 2022 Private Placement were approximately $3.4 million, including associated issuance costs of $162,000.

ATM Offerings

On April 12, 2022, we entered into a Controlled Equity Offering agreement (the Cantor Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we sold, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (the Cantor ATM Offering). We were not obligated to sell any common stock shares pursuant to the Cantor Sales Agreement. Under the terms of the Cantor Sales Agreement, we were obligated to pay Cantor a commission of 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. On November 14, 2023, we agreed to terminate the Cantor Sales Agreement.

On December 6, 2023, we entered into an At The Market Offering Agreement (the HCW Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the HCW Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering price of up to $2.75 million during the term of the HCW Sales Agreement through or to HCW as sales agent or principal (the HCW ATM Offering and, together with the Cantor ATM Offering, the ATM Offerings). Pursuant to the terms of the HCW Sales Agreement, we have agreed to pay HCW a commission equal to 3.0% of the gross proceeds from the sales of shares.

During the years ended December 31, 2023 and 2022, we sold an aggregate of 215,224 and 711,511 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $441,000 and $1,803,000, with associated issuance costs of $179,000 and $256,000, respectively.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $1.0 million as of March 27, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond the second quarter of 2024. In order to continue development of our therapeutic candidates beyond the second quarter of 2024, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our autologous CardiAMP Cell Therapy System and allogeneic MSC clinical trials and related development programs;

•	FDA acceptance of our autologous CardiAMP Cell Therapy System and allogeneic MSC therapies for heart failure and for other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

Until such time that we can generate meaningful revenue from the sales of approved therapies and products, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing common stockholders may be highly diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products, or therapeutic candidates or to grant licenses on terms that may not be favorable to us.

We have prepared our consolidated financial statements as of December 31, 2023 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may be forced to liquidate assets. In such a scenario, the values received for assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

Off-Balance Sheet Arrangements

During the years presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 2 of our notes to the consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cashflows from operations since its inception, and has an accumulated deficit. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued research and development expenses – clinical costs

The Company recorded research and development expenses of $7.7 million for the year ended December 31, 2023.  As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

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

San Diego, California

March 27, 2024

BIOCARDIA, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets

Current assets:
Cash and cash equivalents	$1,103	$7,363
Accounts receivable, net of allowance for doubtful accounts of $34 and $11 as of December 31, 2023 and 2022	63	201
Prepaid expenses and other current assets	295	300
Total current assets	1,461	7,864
Property and equipment, net	94	170
Operating lease right-of-use asset, net	1,261	1,588
Other assets	171	171
Total assets	$2,987	$9,793
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$890	$683
Accrued expenses and other current liabilities	2,385	2,246
Deferred revenue	—	341
Operating lease liability - current	333	315
Total current liabilities	3,608	3,585
Operating lease liability - noncurrent	982	1,316
Total liabilities	4,590	4,901
Commitments and contingencies (Notes 2, 5 and 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,666,534 and 20,076,773 shares issued and outstanding as of December 31, 2023 and 2022, respectively	24	20
Additional paid-in capital	150,548	145,476
Accumulated deficit	(152,175)	(140,604)
Total stockholders’ equity (deficit)	(1,603)	4,892
Total liabilities and stockholders’ equity (deficit)	$2,987	$9,793

See accompanying notes to the consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years ended December 31,
	2023	2022
Revenue:
Net product revenue	$—	$3
Collaboration agreement revenue	477	1,349
Total revenue	477	1,352
Costs and expenses:
Research and development	7,726	8,834
Selling, general and administrative	4,395	4,419
Total costs and expenses	12,121	13,253
Operating loss	(11,644)	(11,901)
Other income (expense):
Total other income (expense), net	73	(6)
Net loss	$(11,571)	$(11,907)

Net loss per share, basic and diluted	$(0.55)	$(0.67)

Weighted-average shares used in computing net loss per share, basic and diluted	21,179,974	17,720,972

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2023 and 2022
(In thousands, except share data)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2021	16,871,265	$17	$139,055	$(128,697)	$10,375
Restricted stock units vested and issued	371,980	—	—	—	—
Sale of common stock under ATM, net of issuance costs of $256	711,511	1	1,546	—	1,547
Sale of common stock on December 14, 2022, net of issuance costs of $162	2,122,017	2	3,401	—	3,403
Restricted stock units issued to settle management bonus obligations	—	—	291	—	291
Share-based compensation	—	—	1,183	—	1,183
Net loss	—	—	—	(11,907)	(11,907)
Balance at December 31, 2022	20,076,773	$20	$145,476	$(140,604)	$4,892
Restricted stock units vested and issued	241,197	1	—	—	1
Sale of common stock under ATM, net of issuance costs of $179	215,224	—	262	—	262
Sale of common stock on June 21, 2023, net of issuance costs of $194	1,133,141	1	2,452	—	2,453
Sale of common stock on November 16, 2023, net of issuance costs of $312	2,000,000	2	986	—	988
Restricted stock units issued to settle management bonus obligations	—	—	342	—	342
Exercise of common stock options	199	—	—	—	—
Share-based compensation	—	—	1,030	—	1,030
Net loss	—	—	—	(11,571)	(11,571)
Balance at December 31, 2023	23,666,534	$24	$150,548	$(152,175)	$(1,603)

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2023	2022
Operating activities:
Net loss	$(11,571)	$(11,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84	82
Reduction in the carrying amount of right-of-use assets	327	295
Share-based compensation	1,030	1,183
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable	138	(54)
Prepaid expenses and other current assets	5	163
Accounts payable	184	4
Accrued expenses and other current liabilities	482	416
Deferred revenue	(341)	(506)
Operating lease liability	(316)	(237)
Net cash used in operating activities	(9,974)	(10,561)
Investing activities:
Purchase of property and equipment	(12)	(70)
Net cash used in investing activities	(12)	(70)
Financing activities:
Proceeds from sales of common stock	4,388	5,540
Issuance costs of sale of common stock	(662)	(418)
Net cash provided by financing activities	3,726	5,122
Net change in cash and cash equivalents	(6,260)	(5,509)
Cash and cash equivalents at beginning of year	7,363	12,872
Cash and cash equivalents at end of year	$1,103	$7,363
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$195	$172
Issuance of restricted stock units in lieu of cash bonus obligations	$564	$401

See accompanying notes to the consolidated financial statements.

BioCardia, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Business

(a)	Organization and Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage company focused on developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. We are advancing two cell therapy platforms derived from bone marrow in clinical trials today. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced for two clinical indications: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: the treatment of ischemic HFrEF and for acute respiratory distress syndrome (ARDS). Our autologous and our allogeneic cell therapies intended for cardiac indications of HFrEF and CMI are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We partner this therapeutic delivery platform selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart. To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property.

We manage our operations as a single segment for the purposes of assessing performance and making operating decisions.

(2)	Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include all adjustments necessary for the fair presentation of our financial position for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BioCardia Lifesciences, Inc. All material intercompany accounts and transactions have been eliminated during the consolidation process.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $152.2 million as of December 31, 2023. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $1.1 million as of December 31, 2023 are not sufficient to fund our planned expenditures and meet our obligations beyond the second quarter of 2024. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond the second quarter of 2024 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On December 31, 2023, approximately 99% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were approximately $0.8 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We consider the creditworthiness of our customers but do not require collateral in advance of a sale. Each reporting period, we evaluate the collectability of outstanding receivable balances and record an allowance for doubtful accounts representing an estimate of current expected credit loss. The estimate is based on our historical write-off experience, customer creditworthiness, facts, and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $34,000 and $11,000 as of December 31, 2023 and 2022, respectively.

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

Asset	Estimated useful lives (in years)

Computer equipment and software	3
Laboratory and manufacturing equipment	3
Furniture and fixtures	3
Leasehold improvements	5 or lease term, if shorter

(h)	Right-of-Use Assets

Operating lease right-of-use asset and liabilities - We determine if an arrangement is a lease at the inception of the arrangement. All leases are assessed for classification as an operating lease or finance lease. We recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases, with a term greater than 12 months. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

We recognize lease liabilities at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Variable lease payments are expensed as incurred and are not included in the computation of the lease liability. The lease liability discount rate is generally our incremental borrowing rate unless the lessor’s rate implicit in the lease is readily determinable, in which case the lessor’s implicit rate is used.

We recognize our ROU assets at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor, if any. We reduce a ROU asset, and the periodic reduction is the difference between the straight-line total lease cost for the period (including reduction of initial direct costs) and the periodic accretion of the lease liability using the effective interest method.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise any such options. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

Our lease contracts often include lease and non-lease components. We have elected the practical expedient offered by the standard to not separate lease from non-lease components and account for them as a single lease component.

We have elected not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

(i)	Long-lived Assets

Impairment assessment of long-lived assets - The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2023, there have been no such impairment losses.

(j)	Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, we are required to estimate our expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiation and may result in payment flows that do not match the periods over which materials or services are provided by the vendor under the contracts. Our objective is to reflect the clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. Our accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although, we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services relative to the actual status and timing of services performed may vary and may result in reported amounts that differ from the actual amounts incurred.

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. This evaluation is subjective and requires us to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the stand-alone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, we consider relevant assumptions to estimate the stand-alone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success, reimbursement rates for personnel costs, forecasted revenues, potential limitations to the selling price of the product and discount rates.

We apply judgment in determining whether a combined performance obligation is satisfied at a point in time or over time, and, if over time, concluding upon the appropriate method of measuring progress to be applied for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, as estimates related to the measure of progress change, related revenue recognition is adjusted accordingly. Changes in our estimated measure of progress are accounted for prospectively as a change in accounting estimate. We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. We will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, it will be classified in current liabilities. We receive payments from our customers as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. We do not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Deferred revenue totaled $0 and $341,000 as of December 31, 2023 and 2022, respectively.

Multiple contracts with the same customer - When two or more contracts are entered into with the same customer at or near the same time, we evaluate the contracts to determine whether the contracts should be accounted for as a single arrangement. Contracts are combined and accounted for as a single arrangement if one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or (iii) the goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

Contract costs - We recognize as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. We have elected a practical expedient wherein we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that it otherwise would have recognized is one year or less. To date, we have not incurred any material incremental costs of obtaining a contract with a customer.

Contract modifications - Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. Depending on facts and circumstances, we account for a contract modification as one of the following: (i) a separate contract; (ii) a termination of the existing contract and a creation of a new contract; or (iii) a combination of the preceding treatments. A contract modification is accounted for as a separate contract if the scope of the contract increases because of the addition of promised goods or services that are distinct and the price of the contract increases by an amount of consideration that reflects our stand-alone selling prices of the additional promised goods or services. When a contract modification is not considered a separate contract and the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification, we account for the contract modification as a termination of the existing contract and a creation of a new contract. When a contract modification is not considered a separate contract and the remaining goods or services are not distinct, we account for the contract modification as an add-on to the existing contract and as an adjustment to revenue on a cumulative catch-up basis.

(l)	Product Warranties

We provide a standard warranty of serviceability on all our products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2023 and 2022.

(m)	Research and Development

We expense our research and development costs as incurred. Research and development expense include the costs of basic research activities as well as other research, engineering, and technical effort required to develop new products or services or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses and support costs for collaborative partnering programs wherein we provide biotherapeutic delivery systems and customer training and support for their use in clinical trials and studies. Our research and development costs consist primarily of:

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

We measure and recognize share-based compensation expense for equity awards to employees, directors and consultants based on fair value at the grant date. We use the Black-Scholes-Merton (BSM) option pricing model to calculate fair value of our stock option grants. The compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant. Share-based compensation expense recognized in the consolidated statements of operations is based on the period the services are performed and recognized as compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur.

Measurement of non-employee awards - The measurement of equity-classified non-employee awards is fixed at the grant date, and we may use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. This differs from the guidance in Accounting Standards Codification (ASC) 505-50 that requires the use of the contractual term. We recognize forfeitures of non-employee awards as they occur.

The BSM option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected volatility in the value of our common stock, dividend yield, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the share-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Risk-free Interest Rate

The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments appropriate for the expected term of the stock option grants.

Expected Volatility

Beginning in 2022, we base the volatility assumption on our own historical data. Prior to 2022, we had limited historical data of our own to determine expected volatility, and as such, based the volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The peer group was developed based on companies in the biotechnology and medical device industries whose shares are publicly traded.

Expected Term

The expected term represents the period of time that options are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock options awards granted, the expected life is determined using the simplified method, which is an average of the contractual terms of the option and our ordinary vesting period.

Dividend Yield

We have no history or expectation of paying cash dividends on our common stock, hence dividend yield is zero for all periods presented.

(o)	Income Taxes

We account for income taxes based on the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets, liabilities, operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, forecasts of future taxable income, and ongoing tax planning. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions quarterly. Evaluations are based upon a number of factors, including the technical merits of the tax position, changes in facts or circumstances, changes in tax law, interactions with tax authorities during the course of audits, and effective settlement of audit issues. Our policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations and accrued interest and penalties within accrued expenses and other current liabilities in the consolidated balance sheets. No such interest and penalties have been recorded to date.

(p)	Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are required to be recognized or disclosed at fair value in the consolidated financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments complexity.

Our financial assets and liabilities consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The fair value of our cash equivalents is determined based on quoted prices in active markets for identical assets. Cash in our operating bank accounts represents the difference between cash in the money market accounts and total cash and cash equivalents reported on the consolidated balance sheets. The recorded values of our accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their current fair values due to the relatively short-term nature of these accounts.

(q)	Net Loss per Share

We calculate basic net loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of restricted stock units, warrants to purchase common stock and options outstanding under the stock option plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding since the effects of potentially dilutive securities are antidilutive due to the net loss position.

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

	As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	1,072
Cash in checking account	—	—	—	29
Total cash and cash equivalent	$2	$—	$—	$1,103

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,893	$—	$—	$6,893
Cash in checking account	—	—	—	470
Total cash and cash equivalent	$6,893	$—	$—	$7,363

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following as December 31, 2023 and 2022 (in thousands):

	2023	2022
Computer equipment and software	$161	$161
Laboratory and manufacturing equipment	574	575
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	788	789
Less accumulated depreciation	(694)	(619)
Property and equipment, net	$94	$170

Depreciation expense totaled approximately $84,000 and $82,000 for the years ended December 31, 2023 and 2022, respectively. All of our property and equipment is located in the United States.

(5)	Operating Lease Right-of-Use Assets, Net

We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Our operating lease relates to a property lease for its laboratory and corporate offices which expires in January 2027. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants.

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

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands, except years and percentages):

	2023	2022
Straight-line rent expense recognized for operating lease	$482	$482
Variable rent expense recognized for operating lease	69	62
Total rent expense	$551	$544

Weighted average remaining lease term (in years)	3.1	4.1
Weighted average discount rate	10.74%	10.74%

Supplemental cash flow information related to the operating lease for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$315	$237
Cash lease expense (imputed interest expense component of net loss)	156	187
Total rent expense	$471	$424

Future minimum lease payments under the operating lease as of December 31, 2023 are as follows (in thousands):

2024	$485
2025	499
2026	514
2027	44
Total undiscounted lease payments	$1,542
Less imputed interest	227
Total operating lease liabilities	$1,315

(6)	Collaborative Agreements

We have entered into various biotherapeutic delivery partnering collaborations related to preclinical and clinical development. These agreements provide support to partners and utilize our enabling biotherapeutic delivery systems, including training and support during clinical and preclinical delivery of biotherapeutics. Under the terms of these agreements, we typically receive fees for services and products, milestone payments, and participation in future therapeutic revenues. We gain access to certain data generated by our partners for use in our own product development efforts and also receive patent rights to biotherapeutic delivery inventions. Revenue from collaborative agreements is recognized in the consolidated statements of operations in the line “Collaboration agreement revenue.”

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued expenses	$75	$157
Accrued salaries and employee benefits	661	899
Accrued clinical trial costs	1,017	548
Grant liability	471	534
Customer deposits	90	90
Payable to related party	71	18
Total	$2,385	$2,246

(8)	Stockholders’ Equity

Warrants – Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance, December 31, 2022	2,424,724	$6.36
Warrants expired	(296,295)	6.75
Balance, December 31, 2023	2,128,429	$6.30

November 2023 Financing - On November 16, 2023, we sold 2,000,000 shares of our common stock in a registered direct offering (the Offering) at a price of $0.65 per share. The gross proceeds of the Offering were $1.3 million, with associated issuance costs of $312,000.

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

At-the-Market (ATM) Offerings - On April 12, 2022, we entered into a sales agreement (Cantor Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). Under the terms of the Cantor Sales Agreement, Cantor was paid a commission of 3% of the aggregate proceeds from the sale of shares and reimbursed certain legal fees. The prospectus supplement expired in conjunction with the expiration of the corresponding registration statement on October 20, 2023. On June 20, 2023, we agreed with Cantor to indefinitely suspend sales under the ATM Offering.

On December 6, 2023, we entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering price of up to $2.75 million during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

During the years ended December 31, 2023 and 2022, we sold an aggregate of 215,224 and 711,511 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $441,000 and $1,803,000, with associated issuance costs of $179,000 and $256,000, respectively.

December 2022 - On December 16, 2022, we sold to certain qualified institutional buyers and institutional accredited investors an aggregate of 2,122,017 shares of our common stock at an offering price of $1.68 per share in a private placement. Certain of the Company’s directors and executive officers purchased an aggregate of 499,997 of such shares. The net proceeds of the Private Placement were approximately $3.4 million, including associated issuance costs of $162,000.

(9)	Share-Based Compensation

BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan in 2002 (2002 Plan), and the Company assumed the 2002 Plan in the Merger. We have not granted or do not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (2016 Plan), and the Company assumed the 2016 Plan in the Merger. BioCardia has granted awards, including incentive stock options and non-qualified stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of the grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The number of shares reserved for issuance or transfer pursuant to awards under the 2016 Plan will be increased by (i) the number of shares represented by awards outstanding under 2016 Plan that are returned to the plan because they are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, (ii) if approved by the Administrator of the 2016 Plan, an annual increase on the first day of each fiscal year equal to the lessor of (A) 4% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares. As of December 31, 2023, 361,064 shares were authorized and available for awards under the 2016 Plan.

The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2023 and 2022 was recorded as follows (in thousands):

	Years ended
	December 31,
	2023	2022
Research and development	$465	$528
Selling, general and administrative	565	655
Total share-based compensation	$1,030	$1,183

The following table summarizes activity under our stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2022	2,182,708	$4.04	7.5	$343
Stock options granted	708,284	1.39
Stock options exercised	(199)	1.49
Stock options forfeited	(397,677)	2.42
Stock options expired	(6,349)	16.09
Balance, December 31, 2023	2,486,767	$3.51	6.8	$43
Exercisable, December 31, 2023	1,552,294	$4.56	5.5	$—
Options vested and expected to vest	2,486,767	$3.51	6.8	$43

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2023, based on our common stock closing price of $0.66 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The total intrinsic value of options exercised was $161 and zero in the years ended December 31, 2023 and 2022, respectively. The weighted average grant-date BSM fair value of options granted during the years ended December 31, 2023 and 2022 was $1.18 and $1.37 per share, respectively.

Employee, Director and Non-employee Share-Based Compensation

During the years ended December 31, 2023 and 2022, we granted stock options to certain employees, non-employee directors and non-employees to purchase 708,284 and 644,853 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Years ended
	December 31,
	2023			2022
Risk-free interest rate	3.7	-	4.9%	1.8	-	3.8%
Volatility	110	-	120%	116	-	122%
Dividend yield	None			None
Expected term (in years)	6.25	-	10.0	6.25	-	10.0

Unrecognized share-based compensation for employees, non-employee directors and non-employee options granted through December 31, 2023 is approximately $1.4 million to be recognized over a remaining weighted average service period of 2.3 years.

Share-Based Compensation (RSUs)

During the years ended December 31, 2023 and 2022, respectively, we granted to certain members of management 331,552 and 287,839 restricted stock units, or RSUs in lieu of paying bonuses. The fair value of each RSU is estimated on the closing market price of our common stock on the grant date.

The following table summarizes the activity for RSUs during the year ended December 31, 2023:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2022	21,526	$4.33
RSUs granted	331,552	1.70
RSUs released	(241,197)	1.93
RSUs forfeited	(111,881)	1.70
Balance, December 31, 2023	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and non-employee RSUs granted through December 31, 2023 was $0.

(10)	Concentrations

Two customers accounted for approximately 71% and 21% of total revenues in 2023. Four customers accounted for approximately 44%, 27%, 12% and 12% of total revenues in 2022. Two customers accounted for approximately 58% and 11%, and three customers each accounted for approximately 10% of accounts receivable on December 31, 2023. Three customers accounted for approximately 39%, 11% and 10% of accounts receivable on December 31, 2022.

(11)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	2023	2022
Net loss	$(11,571)	$(11,907)
Weighted average shares used to compute net loss per share, basic and diluted	21,179,974	17,720,972
Net loss per share, basic and diluted	$(0.55)	$(0.67)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	December 31,
	2023	2022

Stock options to purchase common stock	2,486,767	2,182,708
Unvested restricted stock units	—	2,734
Common stock warrants	2,128,429	2,424,724
Total	4,615,196	4,610,166

(12)	Income Taxes

Our provision for income taxes for the years ended December 31, 2023 and 2022 was $0 for both years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2023 and 2022. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2023	2022
Tax at federal statutory rate	$(2,430)	$(2,500)
State, net of federal benefit	(342)	(190)
Research and development credit	(267)	(291)
Share-based compensation	178	101
Net operating loss expiration	130	—
Other	3	—
Change in valuation allowance	2,728	2,880
Total provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2023 and 2022 were as follows (in thousands):

	Years ended December 31,
	2023	2022
Accrued compensation	$147	$189
Inventory adjustments	33	24
Depreciation and amortization	13	17
Share-based compensation	806	569
Net operating loss and tax credit carryforwards	32,910	31,499
Research and development capitalization	2,784	1,674
Other	19	12
Gross Deferred Tax Asset	36,712	33,984
Valuation Allowance	(36,712)	(33,984)
Net deferred tax asset	$—	$—

We had approximately $113.5 million and $65.2 million of federal and state net operating loss (NOL) carryforwards, respectively, as of December 31, 2023. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2023 and 2029 for federal and state purposes, respectively, with 2018-2023 federal NOLs having no expiration date. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Code, which discusses limitations on NOL carryforwards and certain built-in losses following ownership changes, and Section 383 of the Code, which discusses, special limitations on certain excess credits, etc., and similar state provisions. Accordingly, our ability to utilize net operating loss carryforwards and tax credit carryforwards may be limited, potentially significantly, as the result of such an “ownership change.” We have not yet performed a comprehensive study to determine if it has undergone any ownership changes. If we are able to potentially utilize our net operating loss carryforwards and tax credit carryforwards, we will perform a comprehensive Section 382 and 383 study to determine what, if any, limitation on its ability to utilize our NOLs exists.

As of December 31, 2023, we had federal and state research and development credits of approximately $3.9 million and $2.8 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2029. The state credit carryforwards have no expiration.

We do not believe that these assets are realizable on a more likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance. We did not have deferred tax liabilities as of December 31, 2023 or 2022. The net increases in the total valuation allowance of approximately $2.7 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, was primarily from the net operating losses generated. No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2023	2022
Balance, beginning of year	$1,519	$1,368
Additions based on tax positions related to the current year	158	151
Balance, end of year	$1,677	$1,519

Recognition of approximately $1.2 million and $1.1 million of unrecognized tax benefits would impact the effective rate at December 31, 2023 and 2022, respectively, if recognized. Increases in 2023 relate to increased research and development activity.

(13)	Commitments and Contingencies

Contingencies - We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on our business, financial position, results of operations, or cash flows.

(14)	Grant Funding

In June 2016, we entered into a grant agreement with Maryland Technology Development Corporation (TEDCO). TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace. TEDCO administers the Maryland Stem Cell Research Fund to promote State funded stem cell research and cures through financial assistance to public and private entities operating within the State. Under the agreement, TEDCO has agreed to provide the Company an amount not to exceed $750,000 to be used solely to finance the costs to conduct the research project entitled “Heart Failure Trial” over a period of three years.

As of December 31, 2023, we have received approximately $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred. Approximately $279,000 of the qualifying costs had been incurred as of December 31, 2023. The remaining $471,000 was recorded as grant liability in accrued expenses and other current liabilities on the consolidated balance sheet at December 31, 2023. The amount is recorded as a liability as the amounts are refundable, should a default by us, as defined in the agreement, occur prior to incurring the qualifying costs.

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

In March 2022, we entered into confidential settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the Litigation Funding Settlement, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, we will remit the discounts, as received, to the Funder on a quarterly basis. During the years ended December 31, 2023 and 2022, we received discounts totaling $179,000 and $79,000, respectively. As of December 31, 2023 and 2022, we recorded a related party payable for discounts owed to the Funder in accrued expenses and other current liabilities of $79,000 and $18,000, respectively. As of December 31 2023, up to $42,000 of future potential discounts are due to the Funder.

(16)	Employee Benefit Plans

Our U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the IRC. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. We made matching contributions of $28,000 and $30,000 during the years ended December 31, 2023 and 2022, respectively.

(17)	Subsequent Events

On February 9, 2024, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as Peter Altman, our President and Chief Executive Officer. Pursuant to the agreement, we agreed to sell an aggregate of 2,012,978 shares of our common stock, and warrants to purchase an aggregate of 1,006,488 shares of our common stock, including 108,108 and 54,054, respectively, to Dr. Altman. The shares of common stock were sold at an offering price of $0.4331 per share, except that Dr. Altman agreed to pay $0.4625 per share in compliance with Nasdaq rules. The warrants are exercisable at an exercise price equal to $0.4423 per warrant share, subject to certain adjustments, as provided under the terms of the warrant, and will be exercisable at any time before February 13, 2026. The gross proceeds were $875,000, before deducting transaction expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two fiscal years ended December 31, 2023 and 2022, there were no: (1) disagreements with PKF San Diego, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. All of our directors other than Peter Altman, Ph.D. are independent within the meaning of the listing standards of the NASDAQ Stock Market LLC. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. The Class II directors will be up for election at our 2024 annual stockholder meeting.

The following table sets forth the names, ages as of March 27, 2024, and certain other information for each of our directors:

	Class	Age	Position	Director Since(4)	Current Term Expires
Peter Altman, Ph.D.	I	57	President, Chief Executive Officer and Director	2002	2026
Bill Facteau(1)	I	54	Director	2023	2026
Jim Allen(2)	II	68	Director	2019	2024
Andrew Blank(2)(3)	II	67	Chairman of the Board of Directors	2019	2024
Richard Krasno, Ph.D.(1)(3)	III	82	Director	2016	2025
Jay M. Moyes(1)(3)	III	70	Director	2011	2025
Simon H. Stertzer, M.D.	III	88	Director	2002	2025

(1)	Member of the audit committee

(2)	Member of the nominating and corporate governance committee

(3)	Member of the compensation committee

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

Bill Facteau was appointed to our board of directors effective in October 2023.  Mr. Facteau is the President and Chief Executive Officer of Earlens Corporation, which is focused on transforming the hearing aid industry with its novel and proprietary light-based technology, and has served in that capacity since November 2013. Prior to joining Earlens, Mr. Facteau served as President and Chief Executive Officer of Acclarent, the company that created Balloon Sinuplasty. Mr. Facteau previously served as a director on the board of a number of companies, including Acclarent, Aerin Medical, PROCEPT BioRobotics, Neotract, CVI, Cabachon and ExploraMed. Mr. Facteau holds a bachelor’s degree from the University of Connecticut.

In 2016, Mr. Facteau was found liable for misdemeanor counts of introducing adulterated and misbranded medical devices into interstate commerce under the Food, Drug, and Cosmetic Act stemming from certain Acclarent sales representatives introducing a product for an intended use that had not yet been cleared by the Food and Drug Administration. These strict liability misdemeanors required no finding of criminal intent, knowledge, or wrongdoing by Mr. Facteau and did not lead to exclusion from government health care programs. Because the misdemeanor charges were predicated upon unclear FDA regulations and because the government’s charging theories relied upon truthful speech as supposed evidence of guilt, the resulting judgment was appealed.  That appeal remains pending.

We believe that Mr. Facteau possesses specific attributes that qualify him to serve as a member of our board of directors, including his operational expertise and extensive track record of leadership and executive experience in the medical device industry across multiple companies.

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

Andrew Scott Blank is Chairman of our board of directors and was appointed to our board of directors in October 2019. Mr. Blank is President of National Brands, Inc., an investment group that was one of the largest Anheuser-Bush beer distributors prior to divesture of those operations, and has served in that capacity since March 1993. Mr. Blank also currently serves as President of WareITis Technologies, developer of one of the foremost enterprise level content management software suites called Records Studio, President of Archive America, one of the country’s largest family-owned document storage firms, President of Seaboard Warehouse Terminals, Seaboard Chicago U.S. and Seaboard Warehouse, a group of companies providing nationwide third-party logistics services, and President of the Blank Family Foundation, a private family foundation that provides philanthropic support to worthy charitable organizations. Mr. Blank also currently serves on the board of directors of Neumentum, Inc. Mr. Blank holds a bachelor’s degree in business from the University of Miami.

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

Jay M. Moyes has served on our board of directors since 2011. He has served on the board of directors of Puma Biotechnologies (NYSE: PBYI) since April 2012, and on the board of directors of Achieve Life Sciences from 2018 to the present and on the board of directors and Chairman of the Audit Committee of Osiris Therapeutics (NASDAQ: OSIR), a biosurgical company, from May 2006 until December 2017. He also served as a member of the board of directors and Chairman of the Audit Committee of Integrated Diagnostics, a privately held molecular diagnostics company, from 2011 to 2016. From 2012 to 2014, Mr. Moyes served as a member of the board of directors of Amedica Corporation, a publicly traded orthopedics company, and as Chief Financial Officer from 2013 to 2014. Mr. Moyes was the Chief Financial Officer of Sera Prognostics, Inc. (NASDAQ: SERA), a women’s health diagnostics company, from March 2020 to June 2023. From 2008 to 2009, Mr. Moyes served as Chief Financial Officer of CareDx, a publicly traded molecular diagnostics company. Prior to that, he served as Chief Financial Officer of Myriad Genetics, Inc., a publicly held healthcare diagnostics company, from June 1996 until his retirement in November 2007, and as Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG from 1979 to 1991. He also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 to 2006. Mr. Moyes holds a Master of Business Administration from the University of Utah, a Bachelor of Arts in economics from Weber State University and is formerly a Certified Public Accountant.

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

Board Leadership Structure

Board Structure. Our board of directors has seven authorized seats divided into three classes (Class I, Class II and Class III) with staggered three-year terms. Two Class II directors are to be elected at the 2024 annual stockholder meeting to serve a three-year term expiring at the 2027 annual meeting of stockholders or until their respective successors have been elected and qualified. The Class I directors and the Class III directors will continue to serve their respective terms until the respective 2026 and 2025 annual meetings of stockholders.

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

Board Committees. Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Meetings and Committees

During our fiscal year ended December 31, 2023, the board of directors held eleven meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we invite, but do not require, our directors to attend. None of our non-employee directors attended our 2023 annual meeting of the stockholders.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee currently consists of Jay Moyes, who is the chair of the committee, Richard Krasno, Ph.D. and Bill Facteau, each of whom is independent for Audit Committee purposes under the requirements of NASDAQ and SEC rules and regulations. Mr. Moyes is an “audit committee financial expert” as the term is defined under SEC regulations. The audit committee operates under a written charter. The functions of the audit committee include:

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

Our audit committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2023, our audit committee held six meetings.

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

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2023, our compensation committee held one meeting.

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

Our nominating and corporate governance committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2023, our nominating and corporate governance committee held three meetings.

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

In 2021, our Compensation Committee, in consultation with Compensia, our compensation consultant, recommended, and our board of directors adopted, the compensation for non-employee directors set forth in the table below:

Position	Annual Cash Retainer($)	Annual Stock Option Grant(#)
Base Fee	$40,000	12,434	(1)
Chairperson Fee
Chairman of the Board	32,500
Audit Committee	15,000
Compensation Committee	12,000
Nominating and Corporate Governance Committee	9,000
Committee Member Fee
Audit Committee	7,500
Compensation Committee	6,000
Nominating and Corporate governance	5,000

(1) An award of 12,434 stock options was granted to each incumbent non-employee director on October 18, 2023, which will vest on October 18, 2024.

Compensation for 2023

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2023:

Director	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Jim Allen	$45,000	$-	$4,288	$49,288
Andrew Blank	$93,500	$-	$4,288	$97,788
Richard Krasno, Ph.D.	$53,500	$-	$4,288	$57,788
Jay M. Moyes	$61,000	$-	$4,288	$65,288
Simon H. Stertzer, M.D.	$43,261	$-	$4,288	$47,549
Bill Facteau	$9,681	$-	$15,007	$24,688
Krisztina Zsebo, Ph.D.(2)	$43,689	$-	$-	$43,689

(1)	This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.
(2)	Dr. Zsebo’s term as a board member ended on October 18, 2023.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2023.

Name	Aggregate Number of Stock Options Outstanding		Aggregate Number of Stock Awards Outstanding
Jim Allen	37,302	(1)	-
Andrew Blank	37,302	(1)	-
Richard Krasno, Ph.D.	37,302	(1)	-
Jay M. Moyes	41,223	(2)	-
Simon H. Stertzer, M.D.	41,223	(2)	-
Bill Facteau	43,519	(3)	-
Krisztina Zsebo, Ph.D.(4)	45,591	(4)	-

(1)	Includes (i) 24,868 shares subject to an option that is fully vested and exercisable, and (ii) 12,434 shares subject to an option that vests on October 18, 2024.
(2)	Includes (i) 28,789 shares subject to an option that is fully vested and exercisable, and (ii) 12,434 shares subject to an option that vests on October 18, 2024.
(3)	Includes (i) 12,434 shares subject to an option that vests on October 18, 2024, and (ii) 31,085 shares subject to an option that vests in three equal annual installments beginning on October 18, 2024.
(4)

Dr. Zsebo’s term as a board member ended on October 18, 2023. Includes (i) 45,591 shares subject to an option that vests on October 18, 2024, and (ii) 31,085 shares subject to an option that vests in three equal annual installments beginning on October 18, 2024.

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

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the fiscal year ended December 31, 2023. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2023, all Section 16(a) filing requirements were satisfied on a timely basis, except with respect to the failure to timely file a Form 4 for Peter Altman, Ph.D. (filed with the SEC on August 18, 2023) to report one transaction.

Executive Officers

The following table identifies certain information about our executive officers as of March 27, 2024. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Peter Altman, Ph.D.	57	President, Chief Executive Officer, and Director
David McClung	60	Chief Financial Officer
Edward Gillis	62	Senior Vice President of Devices

The service of our executive officers prior to 2016 noted in the narrative below includes service with BioCardia Lifesciences, Inc., the company we merged with in the reverse merger transaction in October 2016. For a brief biography of Dr. Altman, please see “BOARD OF DIRECTORS.”

Edward Gillis has served as our Senior Vice President of Devices since October 2020 and served as Vice President of Catheter Development from May 2020 to October 2020. Mr. Gillis has more than 20 years of experience in the medical device industry, primarily in management and engineering roles. From March 2017 until January 2019, Mr. Gillis served as the Chief Executive Officer of Revolution Contraceptives LLC, and continued serving as a technical consultant for that company from January 2019 to October 2020. Mr. Gillis also served as Head of Research & Development for Mettler Toledo – Rainin LLC from September 2016 to March 2017. From January 2008 to March 2017, Mr. Gillis served as Chief Technical Officer (January 2013 to March 2017) and as President and Chief Executive Officer (January 2008 to January 2013) of ReVENT Medical, Inc., a company he founded. Prior to these roles, Mr. Gillis served as Vice President of Research and Development for SineXus (now Intersect ENT) and Apneon, an obstructive sleep apnea company, VP of Manufacturing and Engineering for Durect Corporation, a pharmaceutical company developing drug delivery systems, catheters, and other delivery platforms, held senior positions in manufacturing and product development for EndoTex Interventional Systems and Cardiac Pathways Corporation (both acquired by Boston Scientific) and held engineering positions at Spectranetics Corporation, Guidant Corporation and Baxter Healthcare. He holds thirty-four U.S. patents, and is named author on scientific publications in the areas of obstructive sleep apnea, catheter design and drug delivery. Mr. Gillis earned a Master of Science Degree in Plastics Engineering from the University of Massachusetts Lowell.

David McClung has served as our Chief Financial Officer since September 2017 and has been with the Company since September 2013, also serving as Vice President of Finance from March 2016 to August 2017 and as Senior Director of Finance & Controller from September 2013 to February 2016. Mr. McClung has more than 20 years of finance and accounting experience in publicly and privately financed organizations, including startup enterprises, middle-market businesses and large public companies. Before joining our company, Mr. McClung served as Director of Finance and Controller at Sonitus Medical, Inc., a privately-held medical device manufacturer, from June 2011 to August 2013. Prior to that, Mr. McClung served as Controller at NextWave Pharmaceuticals, Inc., a specialty pharmaceutical company acquired by Pfizer, Inc., from April 2010 to June 2011. Mr. McClung began his career in public accounting and finance functions at other companies, including Matson Navigation, Inc., The Clorox Company and KPMG LLP. Mr. McClung earned a Bachelor of Arts degree in Accounting from Georgia State University, graduating with honors. He is an actively licensed CPA and member of the AICPA and the California Society of CPAs.

ITEM 11. EXECUTIVE COMPENSATION

The director compensation information provided in Item 10 of this Annual Report on Form 10-K is hereby incorporated by reference in this Item 11.

Fiscal 2023 Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers, who are comprised of (1) our principal executive officer and (2) our two highest compensated executive officers other than the principal executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Peter Altman, Ph.D.	2023	515,513	-	-		230,724	-	746,237
President, Chief Executive Officer, and Director	2022	531,000	-	185,851	(2)	185,046	-	901,897
David McClung	2023	370,858	-	-		98,611	-	469,469
Chief Financial Officer	2022	382,000	-	104,361	(2)	78,743	-	565,104
Edward Gillis	2023	263,096	-	-		63,275	-	326,371
Senior Vice President, Devices	2022	271,000	-	68,833	(2)	49,871	-	389,704

(1)

These amounts reflect the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.

(2)	This amount was earned as a bonus in the fiscal year ending December 31, 2022 and was paid out as RSUs in 2023. Such RSUs vested in full on May 18, 2023.

Employment Agreements

Peter Altman, Ph.D.

We have not entered into an employment agreement with Dr. Altman. Accordingly, he is employed on an at-will basis. Dr. Altman’s current annual base salary is $477,900 and he is eligible for an annual bonus equal to 50% of his base salary.

Dr. Altman is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

David McClung

We have not entered into an employment agreement with Mr. McClung. Accordingly, he is employed on an at-will basis. Mr. McClung’s current annual base salary is $343,800 and he is eligible for an annual bonus equal to 38% of his base salary.

Mr. McClung is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

Edward Gillis

We have not entered into an employment agreement with Mr. Gillis. Accordingly, he is employed on an at-will basis. Mr. Gillis’ current annual base salary is $243,900 and he is eligible for an annual bonus equal to 35% of his base salary.

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

Outstanding Equity Awards at 2023 Year-End

The following table sets forth summary information regarding the outstanding equity awards for each of the named executive officers as of December 31, 2023:

		Option Awards(1)(2)					Stock Awards(2)
	Grant	Number of		Number of	Option	Option	Number of	Market
	Date	Securities		Securities	Exercise	Expiration	Shares or	Value
		Underlying		Underlying	Price ($)(3)	Date	Units of	of Shares or
		Unexercised		Unexercised			Stock	Units of
Name		Options (#)		Options (#)			That Have	Stock
		Exercisable		Unexercisable			Not Vested	That Have
							(#)	Not Vested
								($)
Peter Altman	7/5/2014	35,290	(4)	-	$5.32	7/5/2024	-	$-
	8/19/2016	134,445	(4)	-	$5.32	8/19/2026	-	$-
	2/1/2018	44,444	(4)	-	$5.32	2/1/2028	-	$-
	8/27/2019	71,054	(4)	-	$5.00	8/27/2029	-	$-
	4/24/2020	52,833	(5)	2,297	$3.43	4/24/2030	-	$-
	4/21/2021	125,708	(5)	51,762	$3.49	4/21/2031	-	$-
	4/14/2022	64,625	(5)	76,375	$1.49	4/14/2032	-	$-
	5/18/2023	29,948	(5)	129,775	$1.70	5/18/2033	-	$-

David McClung	6/23/2014	2,514	(4)	-	$5.32	6/23/2024	-	$-
	8/9/2016	7,173	(4)	-	$5.32	8/9/2026	-	$-
	8/19/2016	7,401	(4)	-	$5.32	8/19/2026	-	$-
	2/1/2018	17,668	(4)	-	$5.32	2/1/2028	-	$-
	8/27/2019	28,246	(4)	-	$5.00	8/27/2029	-	$-
	4/24/2020	24,476	(5)	1,064	$3.43	4/24/2030	-	$-
	4/21/2021	53,727	(5)	22,123	$3.49	4/21/2031	-	$-
	4/14/2022	27,500	(5)	32,500	$1.49	4/14/2032	-	$-
	5/18/2023	12,800	(5)	55,465	$1.70	5/18/2033	-	$-

Edward Gillis	6/25/2020	28,125	(6)	1,875	$2.49	6/25/2030	-	$-
	12/3/2020	12,500	(7)	2,500	$2.55	12/3/2030	-	$-
	4/21/2021	34,475	(5)	14,195	$3.49	4/21/2031	-	$-
	4/14/2022	17,417	(5)	20,583	$1.49	4/14/2032	-	$-
	5/18/2023	8,213	(5)	35,590	$1.70	5/18/2033	-	$-

(1)	Information for this table is depicted on an award-by-award basis unless the exercise price and expiration date are identical.

(2)

Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective pursuant to amendments to our certificate of incorporation effective on November 2, 2017 and May 7, 2019, respectively.

(3)

This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors, or the exercise price as determined by the repricing on January 29, 2020.

(4)	This option is fully vested and immediately exercisable.

(5)	This option vests and becomes exercisable in equal monthly installments over four years from the grant date.

(6)	This option vests and becomes exercisable in equal monthly installments over four years from May 18, 2020, subject to a one-year cliff.

(7)	This option vests and becomes exercisable in equal monthly installments over four years beginning November 2, 2020.

(8)	This option vests and becomes exercisable in equal monthly installments over four years beginning May 24, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of March 27, 2024 are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of March 27, 2024, there were 26,732,542 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o BioCardia, Inc., 320 Soquel Way, Sunnyvale, CA 94085.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares	(%)
5% Stockholders:
Entities affiliated with Stertzer Family Trust(1)	1,794,360	6.6
Frost Gamma Investments Trust(2)	1,571,179	5.9
Jim Allen(3)	1,419,795	5.2
Entities affiliated with Thomas A. Satterfield, Jr.(4)	2,480,265	9.2
Entities affiliated with Joseph P. Daly(5)	1,524,776	5.7

Named Executive Officers and Directors:
Jim Allen(3)	1,419,795	5.2
Andrew Blank(6)	644,598	2.4
Peter Altman, Ph.D.(7)	1,267,517	4.6
Edward Gillis(8)	160,554	*
Richard Krasno, Ph.D.(9)	72,055	*
David McClung(10)	347,921	1.3
Jay M. Moyes(11)	83,057	*
Bill Facteau	-	*
Simon H. Stertzer, M.D.(1)	1,794,360	6.6
All directors and executive officers as a group (9 people)	5,789,857	20.1

*	Represents beneficial ownership of less than 1%.

(1)

Consists of (i) 888,084 shares of common stock held by the Stertzer Family Trust, (ii) 230,704 shares of our common stock held by Windrock Enterprises L.L.C., (iii) 11,656 shares of our common stock held by the Stertzer Gamma Trust, (iv) 91,544 shares our common stock held by Stertzer Holdings LLC, (v) 266,433 shares of our common stock held by Dr. Stertzer (vi) 1,333 shares of our common stock held by Dr. Stertzer and his spouse Kimberly Stertzer, (vii) 28,789 shares subject to options that are vested and exercisable within 60 days of March 27, 2024, held by Dr. Stertzer, (viii) 234,150 shares subject to warrants held by the Stertzer Family Trust, and (ix) 41,667 shares subject to warrants held by Stertzer Holdings LLC. Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC. The business address for these entities is 320 Soquel Way, Sunnyvale, California 94085. The foregoing information is based solely on Schedule 13D/A of Simon H. Stertzer, Kimberly Stertzer, Stertzer Family Trust, and Windrock Enterprises L.L.C. filed on January 9, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(2)

Dr. Phillip Frost is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. The address for these entities is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137. The foregoing information is based solely on Schedule 13D/A of Phillip Frost, M.D. and Frost Gamma Investments Trust, filed on February 27, 2024, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(3)

Consists of (i) 894,345 shares of our common stock held by Mr. Allen, (ii) 398 shares of our common stock held by Mr. Allen and Kyle Johnson and over which Mr. Allen shares voting and dispositive power, (iii) 92 shares of our common stock, held by Wesley Upchurch and over which Mr. Allen shares voting and dispositive power, (iv) 92 shares of our common stock, held by Judson Upchurch and over which Mr. Allen shares voting and dispositive power, (v) 24,868 shares subject to options vested and exercisable within 60 days of March 27, 2024 and (vi) 500,000 shares subject to warrants held by Mr. Allen. The reporting person’s address is Sea Star, Inc., 55 Emerald Mountain Expressway, Wetumpka, Alabama 36093. The foregoing information is based on Schedule 13D/A of Mr. Allen filed on January 9, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(4)

Consists of (i) 265,000 shares of our common stock held by Thomas A Satterfield, Jr, (ii) 819,510 shares of our common stock held by Tomsat Investment & Trading Co., Inc., (iii) 700,000 shares of our Common Stock held by Caldwell Mill Opportunity Fund, LLC, (iv) 426,000 shares of our common stock held by the A.G. Family L.P., (v) 10,000 shares of our common stock held by Rebecca A. Satterfield for which Mr. Satterfield has a limited power of attorney for voting and disposition purposes, and (vi) 259,755 shares subject to warrants held by Tomsat Investment & Trading Co., Inc. The address for these entities is 15 Colley Cove Drive, Gulf Breeze, Florida 32561. The foregoing information is based on Schedule 13G/A of Thomas A. Satterfield, Jr. filed on February 14, 2024, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(5)

Consists of (i) 1,069,330 shares of our common stock held by Joseph P Daly (ii) 50,000 shares of our common stock held by Karina Daly, (iii) 290,000 shares of our Common Stock held by EssigPR Inc., and (iv) 115,446 shares subject to warrants held by Joseph P Daly. The address for these entities is 497 Circle Freeway, Cincinnati, Ohio 45246. The foregoing information is based on Schedule 13D of Joseph P Daly. filed on May 25, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(6)

Consists of (i) 147,192 shares of our common stock held by Mr. Blank, (ii) 355,871 shares of our common stock held by Andy Blank Revocable Living Trust, of which Mr. Blank serves as trustee, (iii) 24,868 shares subject to options vested and exercisable within 60 days of March 27, 2024, and (iv) 116,667 shares subject to warrants held by Mr. Blank.

(7)

Consists of (i) 555,447 shares of our common stock held by Dr. Altman, (ii) 590,532 shares subject to options vested and exercisable within 60 days of March 27, 2024, and (iii) 121,538 shares subject to warrants held by Dr. Altman.

(8)	Consists of (i) 48,857 shares of our common stock held by Mr. Gillis and (ii) 111,697 shares subject to options vested and exercisable within 60 days of March 27, 2024.

(9)	Consists of (i) 47,187 shares of our common stock held by Dr. Krasno and (ii) 24,868 shares subject to options vested and exercisable within 60 days of March 27, 2024.

(10)

Consists of (i) 135,724 shares of our common stock held by Mr. McClung, (ii) 195,326 shares subject to options vested and exercisable within 60 days of March 27, 2024, and (iii) 16,871 shares subject to option grants held by Mr. McClung.

(11)	Consists of (i) 54,268 shares of our common stock and (ii) 28,789 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of March 27, 2024.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2023. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders(1)(2)	2,440,214	$3.27	361,064
Equity compensation plans not approved by stockholders(4)	46,553	$16.20	-
Total	2,486,767	$3.51	361,064

(1)

Our 2016 Equity Incentive Plan provides that the number of shares of common stock available for issuance under the plan will automatically increase on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 1,000,000 shares, (ii) four percent (4%) of the outstanding shares of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such other amount determined by the board of directors no later than the last day of the immediately preceding fiscal year.

(2)	Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective on November 2, 2017 and May 7, 2019, respectively.

(3)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.

(4)	In August 2016, the Company granted an option to purchase common stock outside of the Company’s stock option plans to a consultant.

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

Related Party Transactions

We describe below transactions and series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:

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

Other Transactions

We have granted stock options to our named executive officers and certain of our directors. See the section titled “Executive Compensation−Outstanding Equity Awards at 2023 Year-End” for a description of these stock options.

We have entered into change of control and severance agreements with certain of our executive officers that provides for certain severance and change in control benefits. See the section titled “Executive Compensation−Potential Payments upon Termination or Change of Control.”

On April 9, 2020, we entered into a Litigation Funding Agreement (the “Funding Agreement”) with BSLF, L.L.C. (the “Funder”), an entity owned and controlled by Andrew Blank, a member of our board of directors, for the purpose of funding the Company’s legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the "Litigation”). On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement. All claims in the Litigation were dismissed. The settlement did not result in any material benefit or liability to the Company. In March 2022, we entered into settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder. Under the terms of the confidential agreements, the Company’s corporate counsel agreed to provide up to $300,000 in future discounts on legal services. The Company agreed to remit the discounts, as received, to the Funder on a quarterly basis. During the year ended December 31, 2023, the Company remitted credits totaling $125,971 to BSLF in accordance with the settlement agreement.

In June 2023, we entered into a securities purchase agreement with certain existing investors and other institutional investors, as well as certain directors and officers of the Company, pursuant to which the Company agreed to sell and issue to such purchasers an aggregate of 1,133,141 shares of our common stock in a registered direct offering at an offering price of $2.336 per share. Certain of the Company’s directors and executive officers invested in such offering as follows: Jim Allen invested $150,000, an entity affiliated with Andrew Blank invested $150,000, an entity affiliated with Simon H. Stertzer, M.D. invested $150,000, Peter Altman, Ph.D. invested $15,000 and David McClung invested $10,000.

In February 2024, we entered into a securities purchase and registration rights agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as Peter Altman, our President and Chief Executive Officer. Pursuant to such agreement, we sold an aggregate of 2,012,978 shares of our common stock and warrants to purchase an aggregate of 1,006,488 shares of our common stock, including 108,108 and 54,054, respectively, to Dr. Altman. The Company also agreed to provide for the resale of such securities pursuant to a registration statement.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by PKF San Diego, LLP for the audits of our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
	(In Thousands)	(In Thousands)
Audit Fees (1)	$261	$233
Audit−Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$261	$233

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

All fees described above were pre-approved by our Audit Committee

Auditor Independence

In our fiscal year ended December 31, 2023, there were no other professional services provided by PKF San Diego, LLP that would have required our audit committee to consider their compatibility with maintaining the independence of PKF San Diego, LLP.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen common stock certificate
4.2(6)#	BioCardia 2002 Stock Plan, as amended
4.3(7)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(8)#	BioCardia 2016 Equity Incentive Plan, as amended
4.5(9)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(10)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(11)#	Form of Warrant for Common Stock Purchase Warrants issued December 24, 2018
4.8(12)	Form of Common Stock Purchase Warrant
4.9(13)	Form of Representative’s Warrant
4.10(14)	Description of Registered Securities
4.11(15)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
4.12(16)	Form of Securities Purchase and Registration Rights Agreement, dated December 14, 2022, between the Company and certain qualified institutional buyers and institutional accredited investors.
4.13(17)

Form of Securities Purchase and Registration Rights Agreement, dated February 9, 2024, by and among the Company and certain qualified institutional buyers and institutional accredited investors (including the Form of Warrant attached as Exhibit A thereto).

10.1(18)#	Form of Indemnification Agreement for directors and executive officers
10.2(19)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(20) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.4(21)	Second Amendment to License and Distribution Agreement, dated September 22, 2022, by and between Biomet Biologics, LLC
10.5(22)	Litigation Funding Agreement dated April 9, 2020, between BSLF, LLC and the Company.
10.7(23)	Lease agreement, dated December 14, 2021 between the Company and the Irvine Company LLC
10.8(24)	Controlled Equity Offering Sales Agreement dated April 12, 2022 between the Company and Cantor Fitzgerald & Co.
10.9(25)	At The Market Offering Agreement, dated December 6, 2023, by and between BioCardia, Inc. and H.C. Wainwright & Co., LLC
21.1*	Subsidiaries of the Company
23.1*	Consent of PKF San Diego, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 112 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
97.1*	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by us on August 14, 2019.
(4)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(5)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(8)	Previously filed as Exhibit 4.4 to the Annual Report on Form 10-K filed by us on March 29, 2022.
(9)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(11)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 27, 2018.
(12)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on August 7, 2019.
(13)	Previously filed as Exhibit 4.10 to Amendment No. 3 to the registration statement on Form S-1 filed by us on July 23, 2019.
(14)	Previously filed as Exhibit 4.10 to the Annual Report on Form 10-K filed by us on April 9, 2020.
(15)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on May 15, 2020.
(16)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 15, 2022.
(17)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on February 9, 2024.
(18)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(19)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(20)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(21)	Previously filed as Exhibit 10.4 to the Annual Report on 10-K filed by us on March 29, 2023.
(22)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on April 14, 2020.
(23)	Previously filed as Exhibit 10.14 to the Annual Report on 10-K filed by us on March 29, 2022.
(24)	Previously filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on April 12, 2022.
(25)	Previously filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on December 6, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman, Ph.D.
Peter Altman, Ph.D.
President and Chief Executive Officer

Date: March 27, 2024

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

Signature	Title	Date

/s/ Peter Altman, Ph.D.	President and Chief Executive Officer and Director	March 27, 2024
(Peter Altman, Ph.D.)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	March 27, 2024
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Andrew Blank	Chairman of the Board	March 27, 2024
(Andrew Blank)

/s/ Jim Allen	Director	March 27, 2024
(Jim Allen)

/s/ Richard Krasno, Ph.D.	Director	March 27, 2024
(Richard Krasno, Ph.D.)

/s/ William Facteau	Director	March 27, 2024
(William Facteau)

/s/ Jay M. Moyes	Director	March 27, 2024
(Jay M. Moyes)

/s/ Simon H. Stertzer, M.D.	Director	March 27, 2024
(Simon H. Stertzer, M.D.)