Form 10-Q
period 2024-03-31
BioCardia, Inc.
filed 2024-05-14
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

There were 27,304,116 shares of the registrant’s Common Stock issued and outstanding as of May 13, 2024.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$949	$1,103
Accounts receivable, net of allowance for doubtful accounts of $10 and $34 as of March 31, 2024 and December 31, 2023, respectively	58	63
Prepaid expenses and other current assets	252	295
Total current assets	1,259	1,461
Property and equipment, net	75	94
Operating lease right-of-use asset, net	1,174	1,261
Other assets	171	171
Total assets	$2,679	$2,987
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,030	$890
Accrued expenses and other current liabilities	2,696	2,385
Operating lease liability - current	345	333
Total current liabilities	4,071	3,608
Operating lease liability - noncurrent	883	982
Total liabilities	4,954	4,590
Commitments and contingencies (Notes 2, 5 and 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,836,389 and 23,666,534 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	27	24
Additional paid-in capital	152,140	150,548
Accumulated deficit	(154,442)	(152,175)
Total stockholders’ deficit	(2,275)	(1,603)
Total liabilities and stockholders’ deficit	$2,679	$2,987

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2024	2023
Revenue:
Collaboration agreement revenue	$55	$64
Costs and expenses:
Research and development	1,241	2,384
Selling, general and administrative	1,089	1,190
Total costs and expenses	2,330	3,574
Operating loss	(2,275)	(3,510)
Other income (expense):
Total other income, net	8	9
Net loss	$(2,267)	$(3,501)

Net loss per share, basic and diluted	$(0.09)	$(0.17)

Weighted-average shares used in computing net loss per share, basic and diluted	25,133,093	20,177,167

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2022	20,076,773	$20	$145,476	$(140,604)	$4,892
Sale of common stock under ATM, net of issuance costs of $13	106,241	—	231	—	231
Exercise of common stock options	199	—	—	—	—
Restricted stock units vested and issued	18,792	—	—	—	—
Share-based compensation	—	—	278	—	278
Net loss	—	—	—	(3,501)	(3,501)
Balance at March 31, 2023	20,202,005	$20	$145,985	$(144,105)	$1,900

Balance at December 31, 2023	23,666,534	$24	$150,548	$(152,175)	$(1,603)
Sale of common stock under ATM, net of issuance costs of $32	1,156,877	1	558	—	559
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	2,012,978	2	830	—	832
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(2,267)	(2,267)
Balance at March 31, 2024	26,836,389	$27	$152,140	$(154,442)	$(2,275)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(2,267)	$(3,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	22
Reduction in the carrying amount of right-of-use assets	87	79
Share-based compensation	204	278
Allowance for doubtful accounts	(24)	—
Changes in operating assets and liabilities:
Accounts receivable	29	48
Prepaid expenses and other current assets	43	20
Accounts payable	155	345
Accrued expenses and other current liabilities	311	226
Deferred revenue	—	(1)
Operating lease liability	(87)	(76)
Net cash used in operating activities	(1,530)	(2,560)
Investing activities:
Purchase of property and equipment	—	(10)
Net cash used in investing activities	—	(10)
Financing activities:
Proceeds from sales of common stock	1,466	244
Issuance costs of sale of common stock	(90)	(180)
Net cash provided by financing activities	1,376	64
Net change in cash and cash equivalents	(154)	(2,506)
Cash and cash equivalents at beginning of period	1,103	7,363
Cash and cash equivalents at end of period	$949	$4,857
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$181	$6

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of March 31, 2024, and for the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $154.4 million as of March 31, 2024. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of $949,000 as of March 31, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond June 2024. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond June 2024 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include clinical accruals, share-based compensation, right-of-use assets and related liabilities, incremental borrowing rate, the useful lives of property and equipment, allowances for doubtful accounts and sales returns, and assumptions used for revenue recognition.

(d)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BioCardia Lifesciences, Inc. All intercompany accounts and transactions have been eliminated during the consolidation process.

(e)	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On March 31, 2024, approximately 95% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were $652,000 in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

(f)	Changes to Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024. There have been no changes to those policies.

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

The following table sets forth the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of March 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	580
Cash in checking account	—	—	—	367
Total cash and cash equivalents	$2	$—	$—	$949

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	1,072
Cash in checking account	—	—	—	29
Total cash and cash equivalents	$2	$—	$—	$1,103

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment and software	$161	$161
Laboratory and manufacturing equipment	574	574
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	788	788
Less accumulated depreciation	(713)	(694)
Property and equipment, net	$75	$94

Depreciation expense totaled $19,000 and $22,000 for the three months ended March 31, 2024 and 2023, respectively.

(5)	Operating Lease Right-of-Use (ROU) Asset, Net

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

Our lease expense was $121,000 for each of the three months ended March 31, 2024 and 2023. The cash paid under the operating lease for base rent for the three months ended March 31, 2024 and 2023 was $121,000 and $118,000, respectively. On March 31, 2024, the weighted average remaining lease term was 2.84 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of March 31, 2024 were as follows (in thousands):

Remainder of 2024	$364
2025	499
2026	514
2027	44
Total undiscounted lease payments	1,421
Less imputed interest	193
Total operating lease liabilities	$1,228

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued expenses	$116	$75
Accrued salaries and employee benefits	837	661
Accrued clinical trial costs	1,140	1,017
Grant liability	471	471
Customer deposits	90	90
Payable to related party	42	71
Total	$2,696	$2,385

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Warrants	Exercise Price
Balance as of December 31, 2023	2,128,429	$6.30
Warrants for common stock sold	1,006,488	0.44
Balance as of March 31, 2024	3,134,917	$4.42

February 2024 Financing - On February 9, 2024, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, which closed on February 13, 2024. Pursuant to the agreement, we sold 2,012,978 shares of our common stock, and warrants to purchase 1,006,488 shares of our common stock at an exercise price equal to $0.4423 per warrant share, subject to certain adjustments, as provided under the terms of the warrant, which are exercisable at any time before February 13, 2026. The gross proceeds of the Offering were $875,000, with associated issuance costs of $43,000.

At-the-Market (ATM) Offerings - On April 12, 2022, we entered into a sales agreement (Cantor Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). Under the terms of the Cantor Sales Agreement, Cantor was paid a commission of 3% of the aggregate proceeds from the sale of shares and reimbursed certain legal fees. The prospectus supplement expired in conjunction with the expiration of the corresponding registration statement on October 20, 2023. On June 20, 2023, we agreed with Cantor to indefinitely suspend sales under the ATM Offering, and on November 14, 2023, we agreed to terminate the Cantor Sales Agreement.

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

During the three months ended March 31, 2024 and 2023, we sold an aggregate of 1,156,877 and 106,241 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $591,000 and $244,000, with associated issuance costs of $32,000 and $13,000, respectively.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2024 and 2023 was recorded as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Research and development	$115	$139
Selling, general and administrative	89	139
Total share-based compensation	$204	$278

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2023	2,486,767	$3.51	6.8	$43
Stock options forfeited	(47,657)	2.26
Balance, March 31, 2024	2,439,110	$3.54	6.6	$1
Exercisable, March 31, 2024	1,601,718	$4.49	5.6	$—

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2024 is approximately $1.2 million to be recognized over a remaining weighted average service period of 2.1 years.

Share-Based Compensation (RSUs)

There were no RSUs outstanding and hence there is no unrecognized share-based compensation at March 31, 2024 and December 31, 2023.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023

Stock options to purchase common stock	2,439,110	2,168,450
Unvested restricted stock units	—	2,734
Common stock warrants	3,134,917	2,424,724
Total	5,574,027	4,595,908

(10)	Income Taxes

During the three months ended March 31, 2024 and 2023, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2024, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

In March 2022, we entered into confidential settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the Litigation Funding Settlement, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, we will remit the discounts, as received, to the Funder on a quarterly basis. During the three months ended March 31, 2024 and 2023, we received discounts totaling $110,000 and $33,000, respectively. As of March 31, 2024 and December 31, 2023, we recorded a related party payable for discounts owed to the Funder in accrued expenses and other current liabilities of $42,000 and $71,000, respectively. With the accrual of $42,000 as of March 31, 2024, all of the future potential discounts have been collected on behalf of the Funder.

(12)	Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro- forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Quarterly Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems, our clinical trials, and our business development initiatives, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC and (v) the assumptions underlying or relating to any statement described in points (i) – (iv) above. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and elsewhere in this Quarterly Report on Form 10-Q, and those listed in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein. Historical results are not necessarily indicative of future results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01)

The CardiAMP Cell Therapy Heart Failure Trial

The CardiAMP Heart Failure Trial is an ongoing randomized, double-blinded, controlled clinical trial in the United States with 125 patients enrolled, including a 10-patient roll-in cohort. The last patient randomizations were completed in October 2023 after the trial was determined to be unlikely to meet its primary efficacy endpoint at 12-month follow-up as designed, due primarily to patients in both the treatment and control groups improving on 6MWD, which had an overweight impact on the primary endpoint.

The July 2023 interim results from this study, with 110 of the 115 randomized patients, were presented at the Technology and Heart Failure Therapeutics meeting on March 4, 2024. Over a mean 20 months of follow-up, patients with advanced chronic heart failure who received a single endomyocardial dose of autologous CardiAMP cell therapy had a 37% relative risk reduction in all-cause heart death equivalents and a 9% relative risk reduction in non-fatal incidence of heart attacks, strokes and hospitalization due to heart failure (MACCE). Patients treated with CardiAMP cell therapy saw an almost 5% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (8.3% vs. 13.2%, respectively). CardiAMP cell therapy was also associated with trends toward reduced ventricular tachyarrhythmias, enhanced heart function as measured by left ventricular ejection fraction, and improved NTproBNP.

In an important subgroup analysis of patients with elevated NTproBNP at baseline – encompassing 59% of total enrolled randomized patients – patients treated with CardiAMP cell therapy experienced an 86.2% relative risk reduction in heart death equivalents and a 23.9% relative risk reduction in MACCE. These patients saw more than a 17% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (2.9% vs. 21.1%, respectively).

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

The trial has greater than 90 percent power (statistical probability of success) to meet the primary endpoint based on the CardiAMP HF Trial interim results. The Study was activated in the first quarter of 2024 with a goal of completing enrollment two years after the first patient is enrolled.

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

Results from the open label roll-in cohort of patients having chronic myocardial ischemia with refractory angina showed an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The FDA approval of the IND application for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF was secured in December 2022. This trial includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The cohort receiving the lowest dose of 20 million cells was initiated in December 2023. There have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response, consistent with our presentation at the Technology and Heart Failure Therapeutics meeting on March 4, 2024.

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

In September 2023, our partner CellProthera announced completion of enrollment in the Excellent Phase 1/2b cell therapy study in post-myocardial infarction and the results are expected to be presented during the next European Society of Cardiology Heart Failure Congress in Lisbon, Portugal, May 14 to 16, 2024.

In March 2024, we announced a biotherapeutic delivery partnership with StemCardia through a Phase I/II Clinical Study. Under the partnership, BioCardia is the exclusive biotherapeutic delivery partner for StemCardia’s cell therapy candidate through studies expected to result in FDA approval of an investigational new drug application (IND) and the anticipated Phase I/II clinical development to follow.

Morph® Access Innovations

All procedures using our Helix transendocardial delivery system include the use of a Morph steerable introducer. We are actively transitioning all procedures using our Helix transendocardial delivery system to our new FDA cleared Morph DNA platform as it has performed well in the CardiAMP CMI Trial. The Morph-DNA for Helix is in a 5 French equivalent. French is a catheter size equal to one-third of a millimeter. We secured approval of an 8 French equivalent for transseptal cardiac procedures, under the name AVANCE. One of the device’s features is that its tendons are designed to enable deflection rotation around the catheter shaft, providing uniform bending in all directions and a substantial reduction of what is called catheter “whip.”

Our planned Morph-DNA submission to the FDA for approval of a product family from 5 French to 8 French diameters is on track for submission in the second quarter of 2024 with an expected approval in the third quarter of 2024. This product family was designed for the treatment of lower risk aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures. After selling approximately 12,000 units of an earlier product design, we believe the new design has the potential to become a leader for aorto-ostial applications. A number of leading vascular surgeons have expressed interest in using these new devices after we secure FDA approval. We anticipate they will prepare case report write ups on the performance of this new platform to share with the broader physician community.

Financial Overview

Revenue

We currently have a portfolio of enabling and delivery products, from which we have generated modest revenue. Net product revenues include commercial sales of our AVANCE steerable introducer and collaboration agreement revenues include revenue from partnering agreements with corporate and academic institutions. Under these partnering agreements, we provide our Helix biotherapeutic delivery system and customer training and support for use in preclinical and clinical studies, and participate in future revenue sharing.

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

We plan to increase our research and development expenses as we continue the pivotal CardiAMP autologous cell therapy trials in heart failure and chronic myocardial ischemia, and in our CardiALLO allogeneic cell therapy trial in heart failure. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs. There are also significant synergies between these programs.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024, which is incorporated by reference herein.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table shows our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Revenue:
Collaboration agreement revenue	$55	$64
Costs and expenses:
Research and development	1,241	2,384
Selling, general and administrative	1,089	1,190
Total costs and expenses	2,330	3,574
Operating loss	(2,275)	(3,510)
Other income (expense):
Total other income, net	8	9
Net loss	$(2,267)	$(3,501)

Revenue. Revenue decreased to $55,000 in the three months ended March 31, 2024 as compared to $64,000 in the three months ended March 31, 2023. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses decreased to $1,241,000 in the three months ended March 31, 2024 as compared to $2,384,000 in the three months ended March 31, 2023, primarily due to clinical staff reductions and reduced personnel related expenses following the completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial in the second half of 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,089,000 in the three months ended March 31, 2024 as compared to $1,190,000 in three months ended March 31, 2023, primarily due to realignment of personnel roles following staff reductions in the fourth quarter of 2023.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2024, we had an accumulated deficit of approximately $154.4 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of March 31, 2024, we had cash and cash equivalents of $949,000.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(1,530)	$(2,560)
Investing activities	—	(10)
Financing activities	1,376	64
Net decrease in cash and cash equivalents	$(154)	$(2,506)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities decreased from $2.6 million in during the three months ended March 31, 2023 to $1.5 million during the three months ended March 31, 2024, due primarily to reductions in research and development expense following completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial in the second half of 2023.

Cash Flows from Investing Activities. Net cash used in investing activities of $0 and $10,000 during the three months ended March 31, 2024 and 2023, respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of $1,376,000 and $64,000 during the three months ended March 31, 2024 and 2023, respectively, related primarily to proceeds from the sale of common stock and warrants.

February 2024 Financing - On February 13, 2024, we sold to certain qualified institutional buyers and institutional accredited investors, as well as Peter Altman, our President and Chief Executive Officer, (i) an aggregate of 2,012,978 shares of our common stock at an offering price of $0.4331 per share and (ii) warrants to purchase an aggregate of 1,006,488 shares of common stock in a private placement, which warrants were immediately exercisable upon issuance at $0.4423 per warrant share (the February 2024 Private Placement). Of such securities, Dr. Altman agreed to purchase (i) 108,108 shares of our common stock and (ii) warrants to purchase 54,054 shares of our common stock. The gross proceeds of the February 2024 Private Placement were$875,000, with associated issuance costs of $43,000.

ATM Offerings

On April 12, 2022, we entered into a sales agreement (Cantor Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). Under the terms of the Cantor Sales Agreement, Cantor was paid a commission of 3% of the aggregate proceeds from the sale of shares and reimbursed certain legal fees. The prospectus supplement expired in conjunction with the expiration of the corresponding registration statement on October 20, 2023. On June 20, 2023, we agreed with Cantor to indefinitely suspend sales under the ATM Offering, and on November 14, 2023, we agreed to terminate the Cantor Sales Agreement.

On December 6, 2023, we entered into an At-The-Market Offering Agreement (the HCW Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the HCW Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering price of up to $2.75 million during the term of the HCW Sales Agreement through or to HCW as sales agent or principal (the HCW ATM Offering and, together with the Cantor ATM Offering, the ATM Offerings). Pursuant to the terms of the HCW Sales Agreement, we have agreed to pay HCW a commission equal to 3.0% of the gross proceeds from the sales of shares.

During the three months ended March 31, 2024 and 2023, we sold 1,156,877 and 106,241 and shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $591,000 and $244,000, with associated issuance costs of $32,000 and $13,000, respectively. During the period from April 1, 2024 to May 13, 2024 we sold 467,727 shares of common stock, respectively, under the ATM Offerings at then-market prices for total gross proceeds of $184,000.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $949,000 as of March 31, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond the second quarter of 2024. In order to continue development of our therapeutic candidates beyond the second quarter of 2024 and to become compliant with the Nasdaq continued listing standards prior to our compliance deadline of September 2, 2024 (as described below), we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Until such time that we can generate meaningful revenue from our recurring revenue biotherapeutic delivering partnering business model and/or sales of approved therapies and products, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing common stockholders may be highly diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products, or therapeutic candidates or to grant licenses on terms that may not be favorable to us.

We have prepared our condensed consolidated financial statements as of March 31, 2024 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended March 31, 2024.

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

Interest Rate Risk

As of March 31, 2024, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk described below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results, are incorporated by reference herein. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our securities could be delisted from the Nasdaq.

The listing of our securities on the Nasdaq Capital Market (Nasdaq) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically those that require us to maintain a minimum market value of listed securities of at least $35.0 million (MVLS Requirements) and a minimum $1.00 per share closing bid price for our common stock (Minimum Bid Price Requirement). On March 6, 2024, and March 12, 2024, we received delisting determination letters from the Nasdaq advising us that we did not regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, respectively, by the initial compliance dates afforded by the Nasdaq. As a result, trading of our securities on the Nasdaq was subject to suspension at the opening of business on March 15, 2024, and a Form 25-NSE would have been filed with the SEC to remove our securities from listing and registration on the Nasdaq unless we requested an appeal of these determinations to a Nasdaq Hearings Panel (Panel). On March 12, 2024, we submitted a hearing request to the Panel to appeal the delisting determinations. Our request for a hearing stayed the suspension of our securities and the filing of a Form 25-NSE pending the Panel’s decision. Following our hearing with the Panel, on May 13, 2024, the Panel granted our request for continued listing on Nasdaq subject to, among other things, (i) us maintaining compliance with the Minimum Bid Price Requirement for ten consecutive trading days on or before June 24, 2024, which we expect to occur following a reverse stock split that is subject to stockholder approval, and (ii) us demonstrating compliance with minimum stockholders’ equity continued listing requirements under Nasdaq rules on or before September 2, 2024.

If we fail to demonstrate our compliance with the requirements of the Panel’s order, our securities will be subject to delisting by the Nasdaq. In the event our securities are no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K)

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 6, 2019
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Securities Purchase and Registration Rights Agreement, dated February 9, 2024, by and among the Company and the investors named therein
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2019 filed by us on August 14, 2019.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on May 1, 2023.
(3)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on February 9, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: May 14, 2024	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)