Form 10-Q
period 2024-06-30
BioCardia, Inc.
filed 2024-08-13
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BCDA	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 2,123,876 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2024.

Part I.	FINANCIAL INFORMATION	5

Item 1.	Unaudited Condensed Consolidated Financial Statements	5
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	6
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended months ended June 30, 2024 and 2023	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

EXHIBIT INDEX		23
SIGNATURES		24

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,421	$1,103
Accounts receivable, net of allowance for doubtful accounts of $0 and $34 as of June 30, 2024 and December 31, 2023, respectively	10	63
Prepaid expenses and other current assets	142	295
Total current assets	1,573	1,461
Property and equipment, net	61	94
Operating lease right-of-use asset, net	1,085	1,261
Other assets	171	171
Total assets	$2,890	$2,987
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,447	$890
Accrued expenses and other current liabilities	2,266	2,385
Operating lease liability - current	358	333
Total current liabilities	4,071	3,608
Operating lease liability - noncurrent	780	982
Total liabilities	4,851	4,590
Commitments and contingencies (Notes 2, 5 and 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 50,000,000 and 100,000,000 shares authorized, 2,123,876 and 1,577,769 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	154,125	150,570
Accumulated deficit	(156,088)	(152,175)
Total stockholders’ deficit	(1,961)	(1,603)
Total liabilities and stockholders’ deficit	$2,890	$2,987

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Collaboration agreement revenue	3	43	$58	$107
Costs and expenses:
Research and development	800	2,314	2,041	4,698
Selling, general and administrative	852	1,181	1,941	2,371
Total costs and expenses	1,652	3,495	3,982	7,069
Operating loss	(1,649)	(3,452)	(3,924)	(6,962)
Other income (expense):
Total other income, net	3	28	11	37
Net loss	$(1,646)	$(3,424)	$(3,913)	$(6,925)

Net loss per share, basic and diluted	$(0.88)	$(2.52)	$(2.20)	$(5.12)

Weighted-average shares used in computing net loss per share, basic and diluted	1,877,069	1,358,968	1,776,305	1,352,094

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2022	1,338,451	$1	$145,495	$(140,604)	$4,892
Sale of common stock under ATM, net of issuance costs of $13	7,083	—	231	—	231
Exercise of common stock options	13	—	—	—	—
Restricted stock units vested and issued	1,253	—	—	—	—
Share-based compensation	—	—	278	—	278
Net loss	—	—	—	(3,501)	(3,501)
Balance at March 31, 2023	1,346,800	$1	$146,004	$(144,105)	$1,900
Sale of common stock under ATM, net of issuance costs of $29	1,907	—	29	—	29
Restricted stock units vested and issued	14,827	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	342	—	342
Share-based compensation	—	—	317	—	317
Sale of common stock on June 21, 2023, net of issuance costs of $177	75,543	—	2,471	—	2,471
Net loss	—	—	—	(3,424)	(3,424)
Balance at June 30, 2023	1,439,077	$1	$149,163	$(147,529)	$1,635

Balance at December 31, 2023	1,577,769	$2	$150,570	$(152,175)	$(1,603)
Sale of common stock under ATM, net of issuance costs of $32	77,127	—	559	—	559
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	134,199	—	832	—	832
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(2,267)	(2,267)
Balance at March 31, 2024	1,789,095	$2	$152,165	$(154,442)	$(2,275)
Sale of common stock under ATM, net of issuance costs of $71	335,112	—	1,776	—	1,776
Reverse stock split fractional share true up	(331)	—	—	—	—
Share-based compensation	—	—	184	—	184
Net loss	—	—	—	(1,646)	(1,646)
Balance at June 30, 2024	2,123,876	$2	154,125	(156,088)	(1,961)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(3,913)	$(6,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	43
Reduction in the carrying amount of right-of-use assets	176	159
Share-based compensation	388	595
Allowance for doubtful accounts	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	87	86
Prepaid expenses and other current assets	153	70
Accounts payable	561	69
Accrued expenses and other current liabilities	(119)	353
Deferred revenue	—	(8)
Operating lease liability	(177)	(153)
Net cash used in operating activities	(2,842)	(5,711)
Investing activities:
Purchase of property and equipment	(3)	(12)
Net cash used in investing activities	(3)	(12)
Financing activities:
Proceeds from sales of common stock	3,315	2,950
Issuance costs of sale of common stock	(152)	(285)
Net cash provided by financing activities	3,163	2,665
Net change in cash and cash equivalents	318	(3,058)
Cash and cash equivalents at beginning of period	1,103	7,363
Cash and cash equivalents at end of period	$1,421	$4,305
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$66	$106
Issuance of restricted stock units in lieu of cash bonus obligations	$—	$564

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $156.1 million as of June 30, 2024. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of approximately $1.4 million as of June 30, 2024 are not sufficient to fund our planned expenditures and meet our obligations through September 2024. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates through September 2024 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On June 30, 2024, approximately 96% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were approximately $1.1 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

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

The following table shows the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	1,283
Cash in checking account	—	—	—	136
Total cash and cash equivalents	$2	$—	$—	$1,421

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	1,072
Cash in checking account	—	—	—	29
Total cash and cash equivalents	$2	$—	$—	$1,103

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment and software	$164	$161
Laboratory and manufacturing equipment	574	574
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	791	788
Less accumulated depreciation	(730)	(694)
Property and equipment, net	$61	$94

Depreciation expense totaled $17,000 and $36,000 for the three and six months ended June 30, 2024, respectively. Depreciation expense totaled $21,000 and $43,000 for the three and six months ended June 30, 2023, respectively.

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

Our lease expense was $120,000 for both the three months ended June 30, 2024 and 2023, and $241,000 for both the six months ended June 30, 2024 and 2023. The cash paid under the operating lease for base rent was $121,000 and $242,000 for the three and six months ended June 30, 2024, respectively, and was $118,000 and $236,000 for the three and six months ended June 30, 2023, respectively. On June 30, 2024, the weighted average remaining lease term was 2.59 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$242
2025	499
2026	514
2027	44
Total undiscounted lease payments	1,299
Less imputed interest	161
Total operating lease liabilities	$1,138

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued expenses	$4	$75
Accrued salaries and employee benefits	677	661
Accrued clinical trial costs	1,004	1,017
Grant liability	470	471
Customer deposits	69	90
Payable to related party	42	71
Total	$2,266	$2,385

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Balance as of December 31, 2023	141,889	$94.50
Warrants for common stock sold	67,104	6.60
Balance as of June 30, 2024	208,993	$66.30

Reverse Stock Split - On May 30, 2024, we effected a 1-for-15 reverse stock split of our common stock, and reduced the authorized common shares from 100,000,000 to 50,000,000. The par value was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, warrants, stock options, restricted stock units and per share amounts contained in the accompanying consolidated financial statements and notes have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

February 2024 Financing - On February 9, 2024, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, which closed on February 13, 2024. Pursuant to the agreement, we sold 134,199 shares of our common stock, and warrants to purchase 67,104 shares of our common stock at an exercise price equal to $6.60 per warrant share, subject to certain adjustments, as provided under the terms of the warrant, which are exercisable at any time before February 13, 2026. The gross proceeds of the Offering were $875,000, with associated issuance costs of $43,000.

At-the-Market (ATM) Offerings – On April 12, 2022, we entered into a sales agreement (Cantor Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) as the sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of common stock having an aggregate offering price of up to $10.5 million (ATM Offering). Under the terms of the Cantor Sales Agreement, Cantor was paid a commission of 3% of the aggregate proceeds from the sale of shares and reimbursed certain legal fees. The prospectus supplement expired in conjunction with the expiration of the corresponding registration statement on October 20, 2023. On June 20, 2023, we agreed with Cantor to indefinitely suspend sales under the ATM Offering, and on November 14, 2023, we agreed to terminate the Cantor Sales Agreement.

On December 6, 2023, we entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering price of up to $2.75 million during the term of the Sales Agreement through or to HCW as sales agent or principal, of which $264,000 was available as of June 30, 2024. We have filed a prospectus supplement relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the SEC) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

During the three months ended June 30, 2024 and 2023, we sold 335,112 and 1,907 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of approximately $1.8 million and $58,000, with associated issuance costs of $71,000 and $29,000, respectively. During the six months ended June 30, 2024 and 2023, we sold 412,239 and 8,990 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of approximately $2.4 million and $302,000, respectively, with associated issuance costs of $103,000 and $42,000, respectively.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2024 and 2023 was recorded as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$102	$134	$217	$273
Selling, general and administrative	82	183	171	322
Total share-based compensation	$184	$317	$388	$595

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2023	165,784	$52.67	6.8	$43
Stock options forfeited	(3,177)	33.97
Stock options expired	(6,965)	57.37
Balance, June 30, 2024	155,642	$52.85	6.7	$—
Exercisable, June 30, 2024	106,464	$65.79	5.9	$—

Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2024 is approximately $1.0 million to be recognized over a remaining weighted average service period of 2.0 years.

Share-Based Compensation (RSUs)

There were no RSUs outstanding and hence there is no unrecognized share-based compensation at June 30, 2024 and December 31, 2023.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023

Stock options to purchase common stock	155,642	173,738
Common stock warrants	208,993	161,648
Total	364,635	335,386

(10)	Income Taxes

During the three and six months ended June 30, 2024 and 2023, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2024, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

In March 2022, we entered into confidential settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the Litigation Funding Settlement, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000 , which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, we remitted the discounts, as received, to the Funder on a quarterly basis. During the three and six months ended June 30, 2024, we received discounts totaling $0 and $42,000, respectively. During the three and six months ended June 30, 2023, we received discounts totaling $20,000 and $53,000, respectively. As of June 30, 2024 and December 31, 2023, we recorded a related party payable for discounts owed to the Funder in accrued expenses and other current liabilities of $42,000 and $71,000, respectively. As of June 30, 2024, all of the future potential discounts have been collected on behalf of the Funder.

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

We are completing follow-up in CardiAMP HF and preparing this dataset for final lock in the fourth quarter of 2024, and for potential submission to Japan PMDA and the FDA. Results on all 125 patients enrolled with a minimum of one year follow-up are expected to be available in October 2024.

CardiAMP Confirmatory Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure II Trial

The CardiAMP Cell Therapy Heart Failure II Trial was approved by the FDA in the fourth quarter of 2023. The study is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 250 patients with NTproBNP levels >500 pg/ml at up to 40 centers in the United States. The primary endpoint is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. Additional endpoints are also being assessed.

Enrollment in the United States commenced in July 2024. We expect to complete enrollment two years after the first patient is randomized.

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

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The FDA approval of the investigational new drug application (IND) for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF was secured in December 2022. This trial includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The cohort receiving the lowest dose of 20 million cells was initiated in December 2023. There have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response, consistent with our presentation at the Technology and Heart Failure Therapeutics meeting on March 4, 2024.

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

In March 2024, we announced a biotherapeutic delivery partnership with StemCardia through a Phase I/II Clinical Study. Under the partnership, BioCardia is the exclusive biotherapeutic delivery partner for StemCardia’s cell therapy candidate through studies expected to result in FDA approval of an IND and the anticipated Phase I/II clinical development to follow.

In July 2024, with our partner CellProthera, we jointly announced success from the collaborative Phase II trial of ProtheraCytes in the Excellent cell therapy study in post-myocardial infarction as well as plans to continue the relationship into a Phase III trial.

Morph® Access Innovations

All procedures using our Helix transendocardial delivery system include the use of a Morph steerable introducer. We are actively transitioning all procedures using our Helix transendocardial delivery system to our new FDA cleared Morph DNA platform. We received FDA market clearance of an 8 French equivalent for transseptal cardiac procedures, under the name AVANCE. One of the device’s features is that its tendons are designed to enable deflection rotation around the catheter shaft, providing uniform bending in all directions and a substantial reduction of what is called catheter “whip.” This is designed to enhance physician control for many procedures.

In July 2024, we completed our planned submission to the FDA for clearance of a Morph-DNA product family across a range of diameters and lengths. This product family was designed for the treatment of lower risk aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures. After selling approximately 12,000 units of an earlier product design, we believe the new design has the potential to become a leader for aorto-ostial applications. A number of leading vascular surgeons and peripherally trained interventional cardiologists have expressed interest in using these new devices after we secure FDA approval.

Financial Overview

Revenue

Our primary revenues are derived from our biotherapeutic delivery partnering agreements. Under these partnering agreements, we provide extensive support and our Helix biotherapeutic delivery system from the research bench to commercialization for partners. We also have begun commercializing our FDA cleared AVANCE and Morph DNA steerable introducer products.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The following table shows our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration agreement revenue	$3	$43	$58	$107
Costs and expenses:
Research and development	800	2,314	2,041	4,698
Selling, general and administrative	852	1,181	1,941	2,371
Total costs and expenses	1,652	3,495	3,982	7,069
Operating loss	(1,649)	(3,452)	(3,924)	(6,962)
Other income (expense):
Total other income, net	3	28	11	37
Net loss	$(1,646)	$(3,424)	$(3,913)	$(6,925)

Revenue. Revenue decreased to $3,000 in the three months ended June 30, 2024 as compared to $43,000 in the three months ended June 30, 2023, and decreased to $58,000 in the six months ended June 30, 2024 as compared to $107,000 in the six months ended June 30, 2023. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses decreased to $800,000 in the three months ended June 30, 2024 as compared to approximately $2.3 million in the three months ended June 30, 2023, and decreased to approximately $2.0 million in the six months ended June 30, 2024 as compared to approximately $4.7 million in the six months ended June 30, 2023, primarily due to clinical staff reductions and reduced personnel related expenses following the completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial in the second half of 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $852,000 in the three months ended June 30, 2024 as compared to approximately $1.2 million in the three months ended June 30, 2023, and decreased to approximately $1.9 million in the six months ended June 30, 2024 as compared to approximately $2.4 million in the six months ended June 30, 2023, primarily due to realignment of personnel roles following staff reductions in the fourth quarter of 2023, and reduced personnel expenses.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2024, we had an accumulated deficit of approximately $156.1 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of June 30, 2024, we had cash and cash equivalents of approximately $1.4 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,842)	$(5,711)
Investing activities	(3)	(12)
Financing activities	3,163	2,665
Net increase (decrease) in cash and cash equivalents	$318	$(3,058)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities decreased from approximately $5.7 million during the six months ended June 30, 2023 to approximately $2.8 million during the six months ended June 30, 2024, due primarily to reductions in research and development expense following completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial in the second half of 2023.

Cash Flows from Investing Activities. Net cash used in investing activities of $3,000 and $12,000 during the six months ended June 30, 2024 and 2023, respectively, consisted of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $3.2 million and $2.7 million during the six months ended June 30, 2024 and 2023, respectively, related primarily to proceeds from the sale of common stock and warrants.

February 2024 Financing – On February 13, 2024, we sold to certain qualified institutional buyers and institutional accredited investors, as well as Peter Altman, our President and Chief Executive Officer, (i) an aggregate of 134,199 shares of our common stock at an offering price of $6.50 per share and (ii) warrants to purchase an aggregate of 67,104 shares of common stock in a private placement, which warrants were immediately exercisable upon issuance at $6.60 per warrant share (the February 2024 Private Placement). Of such securities, Dr. Altman agreed to purchase (i) 7,207 shares of our common stock and (ii) warrants to purchase 3,603 shares of our common stock. The gross proceeds of the February 2024 Private Placement were $875,000 with associated issuance costs of $43,000.

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

During the three months ended June 30, 2024 and 2023, we sold 335,112 and 1,907 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of approximately $1.8 million and $58,000, with associated issuance costs of $71,000 and $29,000, respectively. During the six months ended June 30, 2024 and 2023, we sold 412,239 and 8,990 shares of common stock, respectively, under the ATM Offerings at then-market prices for total gross proceeds of approximately $2.4 million and $302,000, respectively, with associated issuance costs of $103,000 and $42,000, respectively.

Registration Statement on Form S-1

In August 2024, we filed with the SEC a registration statement on Form S-1 relating to our potential offering of shares of common stock and warrants to purchase shares of common stock. To the extent an offering under such registration statement is consummated, we expect to use the net proceeds from such offering for general corporate purposes, which may include working capital and other general corporate purposes, which include, but are not limited to, advancing our investigational biotherapeutic candidates and our biotherapeutic delivery partnering business. Such offering, if consummated at all, will depend on a variety of factors, including, among other things, the SEC declaring the registration statement effective, market conditions and the trading price of our common stock, and such offering would be dilutive to our existing stockholders. See “Part II—Item 1A. Risk Factors— If we raise additional capital through the sale of shares of our Common Stock, convertible securities or debt in the future, your ownership in us could be diluted and restrictions could be imposed on our business.”

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $1.4 million as of June 30, 2024 are not sufficient to fund our planned expenditures and meet our obligations through September 2024. In order to continue development of our therapeutic candidates through September 2024 and to become compliant with the Nasdaq continued listing standards prior to our compliance deadline of September 2, 2024, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, including the consummation of the offering contemplated by our recently filed registration statement on Form S-1, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of June 30, 2024 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended June 30, 2024.

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

Interest Rate Risk

As of June 30, 2024, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Absent additional funding, management believes cash and cash equivalents of approximately $1.4 million as of June 30, 2024 are not sufficient to fund our planned expenditures and meet our obligations through September 2024. As noted below, we may need to obtain additional funding from equity or debt financings, which may be highly dilutive to our existing stockholders and may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically the requirement to maintain a minimum market value of listed securities of at least $35.0 million (“MVLS Requirements”), and we were previously not in compliance with the Nasdaq listing requirement to maintain a minimum $1.00 per share closing bid price for our common stock (“Minimum Bid Price Requirement”). On March 6, 2024, and March 12, 2024, we received delisting determination letters from the Nasdaq advising us that we did not regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, respectively, by the initial compliance dates afforded by the Nasdaq. As a result, trading of our securities on the Nasdaq was subject to suspension at the opening of business on March 15, 2024, and a Form 25-NSE would have been filed with the SEC to remove our securities from listing and registration on the Nasdaq unless we requested an appeal of these determinations to a Nasdaq Hearings Panel (“Panel”). On March 12, 2024, we submitted a hearing request to the Panel to appeal the delisting determinations. Our request for a hearing stayed the suspension of our securities and the filing of a Form 25-NSE pending the Panel’s decision. Following our hearing with the Panel, on May 13, 2024, the Panel granted our request for continued listing on Nasdaq subject to, among other things, (i) us maintaining compliance with the Minimum Bid Price Requirement for ten consecutive trading days on or before June 24, 2024, which occurred following a reverse stock split, and (ii) us demonstrating compliance with minimum stockholders’ equity continued listing requirements under Nasdaq rules on or before September 2, 2024.

If we fail to demonstrate our compliance with the requirements of the Panel’s order, our common stock will be subject to delisting by the Nasdaq. In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements.

If we raise additional capital through the sale of shares of our common stock, convertible securities or debt in the future, your ownership in us could be diluted and restrictions could be imposed on our business.

We may issue shares of our common stock or securities convertible into our common stock to raise additional capital in the future. For example, in August 2024, we filed a registration statement on Form S-1 relating to an offering and sale of common stock and warrants to purchase common stock. While such offering may not be consummated due to a variety of reasons, including the SEC not declaring the registration statement effective, poor market conditions or a decline in the trading price of our common stock, to the extent we issue such securities or securities in any other offering, our stockholders may experience substantial dilution and the trading price of our common stock could decline. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, such debt or preferred securities could have rights senior to your rights as a common shareholder, which could impair the value of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024, as currently in effect
3.2(2)	Amended and Restated Bylaws
4.1(3)	BioCardia 2016 Equity Incentive Plan, as amended
10.1(4)	Amendment to Change of Control and Severance Agreement, dated May 30, 2024, by and between BioCardia, Inc. and Peter Altman
10.2(5)	Amendment to Change of Control and Severance Agreement, dated May 30, 2024, by and between BioCardia, Inc. and David McClung
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed by us on August [9], 2024.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on May 1, 2023.
(3)	Previously filed as Exhibit [•] to the Registration Statement on Form S-1 filed by us on August [9], 2024.
(4)	Previously filed as Exhibit [•] to the Registration Statement on Form S-1 filed by us on August [9], 2024.
(5)	Previously filed as Exhibit [•] to the Registration Statement on Form S-1 filed by us on August [9], 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: August 13, 2024	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)