Form 10-Q
period 2024-09-30
BioCardia, Inc.
filed 2024-11-13
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

There were 4,584,285 shares of the registrant’s Common Stock issued and outstanding as of November 5, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or report, contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems, our clinical trials, and our business development initiatives, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or resources or other financial items, (iii) our need and ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (v) our ability to develop and advance current product candidates and programs and execute on our corporate strategy and (vi) the assumptions underlying or relating to any statement described in points (i) – (v) above. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies and Estimates,” “Results of Operations,” “Liquidity and Capital Resources,” and “Future Funding Requirements,” and elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,930	$1,103
Accounts receivable, net of allowance for doubtful accounts of $0 and $34 as of September 30, 2024 and December 31, 2023, respectively	10	63
Prepaid expenses and other current assets	116	295
Total current assets	5,056	1,461
Property and equipment, net	47	94
Operating lease right-of-use asset, net	993	1,261
Other assets	171	171
Total assets	$6,267	$2,987
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$569	$890
Accrued expenses and other current liabilities	1,900	2,385
Operating lease liability - current	371	333
Total current liabilities	2,840	3,608
Operating lease liability - noncurrent	674	982
Total liabilities	3,514	4,590
Commitments and contingencies (Notes 2, 5 and 12)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 50,000,000 and 100,000,000 shares authorized, 4,523,876 and 1,577,769 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	2
Additional paid-in capital	160,573	150,570
Accumulated deficit	(157,825)	(152,175)
Total stockholders’ equity (deficit)	2,753	(1,603)
Total liabilities and stockholders’ equity (deficit)	$6,267	$2,987

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Collaboration agreement revenue	$—	$357	$58	$464
Costs and expenses:
Research and development	931	1,872	2,972	6,570
Selling, general and administrative	825	1,083	2,766	3,454
Total costs and expenses	1,756	2,955	5,738	10,024
Operating loss	(1,756)	(2,598)	(5,680)	(9,560)
Other income (expense):
Total other income, net	19	24	30	61
Net loss	$(1,737)	$(2,574)	$(5,650)	$(9,499)

Net loss per share, basic and diluted	$(0.61)	$(1.79)	$(2.65)	$(6.87)

Weighted-average shares used in computing net loss per share, basic and diluted	2,827,492	1,441,043	2,129,258	1,382,070

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2022	1,338,451	$1	$145,495	$(140,604)	$4,892
Sale of common stock under ATM, net of issuance costs of $13	7,083	—	231	—	231
Exercise of common stock options	13	—	—	—	—
Restricted stock units vested and issued	1,253	—	—	—	—
Share-based compensation	—	—	278	—	278
Net loss	—	—	—	(3,501)	(3,501)
Balance at March 31, 2023	1,346,800	1	146,004	(144,105)	1,900
Sale of common stock under ATM, net of issuance costs of $29	1,907	—	29	—	29
Restricted stock units vested and issued	14,827	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	342	—	342
Share-based compensation	—	—	317	—	317
Sale of common stock on June 21, 2023, net of issuance costs of $177	75,543	—	2,471	—	2,471
Net loss	—	—	—	(3,424)	(3,424)
Balance at June 30, 2023	1,439,077	1	149,163	(147,529)	1,635
Sale of common stock under ATM, net of issuance costs of $48	2,219	—	45	—	45
Issuance costs from sale of common stock on June 21, 2023	—	—	(17)	—	(17)
Share-based compensation	—	—	251	—	251
Net loss	—	—	—	(2,574)	(2,574)
Balance at September 30, 2023	1,441,296	$1	$149,442	$(150,103)	$(660)

Balance at December 31, 2023	1,577,769	$2	$150,570	$(152,175)	$(1,603)
Sale of common stock under ATM, net of issuance costs of $32	77,127	—	559	—	559
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	134,199	—	832	—	832
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(2,267)	(2,267)
Balance at March 31, 2024	1,789,095	2	152,165	(154,442)	(2,275)
Sale of common stock under ATM, net of issuance costs of $71	335,112	—	1,776	—	1,776
Reverse stock split fractional share true up	(331)	—	—	—	—
Share-based compensation	—	—	184	—	184
Net loss	—	—	—	(1,646)	(1,646)
Balance at June 30, 2024	2,123,876	2	154,125	(156,088)	(1,961)
Sale of common stock and warrants on September 3, 2024, net of issuance costs of $926	2,400,000	3	6,271	—	6,274
Share-based compensation	—	—	177	—	177
Net loss	—	—	—	(1,737)	(1,737)
Balance at September 30, 2024	4,523,876	$5	$160,573	$(157,825)	$2,753

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(5,650)	$(9,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	64
Reduction in the carrying amount of right-of-use assets	268	242
Share-based compensation	565	846
Loss on disposal of property and equipment	—	4
Allowance for doubtful accounts	(34)	11
Changes in operating assets and liabilities:
Accounts receivable	87	86
Prepaid expenses and other current assets	179	123
Accounts payable	(165)	(24)
Accrued expenses and other current liabilities	(485)	598
Deferred revenue	—	(341)
Operating lease liability	(270)	(233)
Net cash used in operating activities	(5,453)	(8,123)
Investing activities:
Purchase of property and equipment	(5)	(12)
Net cash used in investing activities	(5)	(12)
Financing activities:
Proceeds from sales of common stock	10,513	3,042
Issuance costs of sale of common stock	(1,228)	(435)
Net cash provided by financing activities	9,285	2,607
Net change in cash and cash equivalents	3,827	(5,528)
Cash and cash equivalents at beginning of period	1,103	7,363
Cash and cash equivalents at end of period	$4,930	$1,835
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$40	$20
Issuance of restricted stock units in lieu of cash bonus obligations	$—	$564

See accompanying notes to the unaudited condensed consolidated financial statements.

BioCardia, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Business and Basis of Presentation

Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage company focused on developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced in pivotal trials for two clinical indications: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: the treatment of ischemic HFrEF and for acute respiratory distress syndrome (ARDS).

Our autologous and our allogeneic cell therapies intended for cardiac indications are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We partner this therapeutic delivery platform selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart.

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $157.8 million as of September 30, 2024. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes cash and cash equivalents of approximately $4.9 million as of September 30, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond the second quarter of 2025. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond the second quarter of 2025 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On September 30, 2024, approximately 99% of our cash and cash equivalents were held by one financial institution and total cash and cash equivalents were approximately $4.6 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

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

The following table shows the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of September 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	4,739
Cash in checking account	—	—	—	189
Total cash and cash equivalents	$2	$—	$—	$4,930

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	1,072
Cash in checking account	—	—	—	29
Total cash and cash equivalents	$2	$—	$—	$1,103

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment and software	$165	$161
Laboratory and manufacturing equipment	575	574
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	793	788
Less accumulated depreciation	(746)	(694)
Property and equipment, net	$47	$94

Depreciation expense totaled $16,000 and $52,000 for the three and nine months ended September 30, 2024, respectively. Depreciation expense totaled $21,000 and $64,000 for the three and nine months ended September 30, 2023, respectively.

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

Our lease expense was $121,000 for both the three months ended September 30, 2024 and 2023, and $362,000 for both the nine months ended September 30, 2024 and 2023. The cash paid under the operating lease for base rent was $122,000 and $364,000 for the three and nine months ended September 30, 2024, respectively, and was $117,000 and $353,000 for the three and nine months ended September 30, 2023, respectively. On September 30, 2024, the weighted average remaining lease term was 2.34 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$121
2025	499
2026	514
2027	44
Total undiscounted lease payments	1,178
Less imputed interest	133
Total operating lease liabilities	$1,045

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued expenses	$28	$75
Accrued salaries and employee benefits	736	661
Accrued clinical trial costs	597	1,017
Grant liability	470	471
Customer deposits	69	90
Payable to related party	—	71
Total	$1,900	$2,385

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Balance as of December 31, 2023	141,889	$94.50
Warrants for common stock sold	2,467,104	3.10
Warrants expired	(141,889)	94.50
Balance as of September 30, 2024	2,467,104	$3.10

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

September 2024 Financing - On August 29, 2024, we entered into securities purchase agreements (the Purchase Agreements) with certain purchasers, pursuant to which we agreed to issue, and sell and the purchasers, in the aggregate to buy, in a public offering (the Registered Offering) (i) 1,377,990 shares of our common stock, $0.001 par value per share (the Common Stock), and accompanying warrants to purchase up to 1,377,990 shares of Common Stock (the Common Warrants), at an offering price of $3.00 per share of Common Stock and accompanying Common Warrant, and (ii) pre-funded warrants (the “Pre-Funded Warrants” and together with the Common Warrants the “Warrants”) to purchase up to 1,022,010 shares of Common Stock and accompanying Common Warrants to purchase up to 1,022,010 shares of Common Stock, at an offering price of $2.999 per Pre-Funded Warrant and accompanying Common Warrant. Certain of the Company’s directors and executive officers purchased an aggregate of 211,000 shares of Common Stock and accompanying Common Warrants. The Registered Offering closed on September 3, 2024, with the Company issuing 2,400,000 shares of Common Stock, including the exercise of the Pre-Funded Warrants, and Common Warrants to purchase 2,400,000 shares of Common Stock. Each Common Warrant is exercisable at a price per share of $3.00 and expires on September 3, 2029. The gross proceeds of the Registered Offering were $7.2 million, with associated issuance costs of $926,000.

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

On December 6, 2023, we entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering price of up to $2.75 million during the term of the Sales Agreement through or to HCW as sales agent or principal, of which $264,000 was available as of September 30, 2024. We have filed a prospectus supplement relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the SEC) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

During the three months ended September 30, 2024 and 2023, we sold 0 and 2,219 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $0 and $93,000, with associated issuance costs of $0 and $48,000, respectively. During the nine months ended September 30, 2024 and 2023, we sold 412,239 and 11,209 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of approximately $2.4 million and $395,000, respectively, with associated issuance costs of $103,000 and $90,000, respectively.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was recorded as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$98	$118	$315	$391
Selling, general and administrative	79	133	250	455
Total share-based compensation	$177	$251	$565	$846

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2023	165,784	$52.67	6.8	$43
Stock options forfeited	(3,177)	33.97
Stock options expired	(9,317)	63.09
Balance, September 30, 2024	153,290	$52.43	6.5	$—
Exercisable, September 30, 2024	109,830	$63.83	5.8	$—

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2024 is $837,000 to be recognized over a remaining weighted average service period of 1.8 years.

Share-Based Compensation (RSUs)

There were no RSUs outstanding and hence there is no unrecognized share-based compensation at September 30, 2024 and December 31, 2023.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2024	2023

Stock options to purchase common stock	153,290	162,934
Common stock warrants	2,467,104	161,648
Total	2,620,394	324,582

(10)	Income Taxes

During the three and nine months ended September 30, 2024 and 2023, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2024, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

In March 2022, we entered into confidential settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the Litigation Funding Settlement, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, we remitted the discounts, as received, to the Funder on a quarterly basis. During the three and nine months ended September 30, 2024, we received discounts totaling $0 and $42,000, respectively. During the three and nine months ended September 30, 2023, we received discounts totaling $57,000 and $110,000, respectively. As of September 30, 2024 and December 31, 2023, we recorded a related party payable for discounts owed to the Funder in accrued expenses and other current liabilities of $0 and $71,000, respectively. As of September 30, 2024, all of the future potential discounts have been collected and remitted to the Funder.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced clinically for two cardiac clinical indications based on the mechanism of action of treating microvascular dysfunction demonstrated by these cells in preclinical studies of enhanced microvascular density and reduced fibrosis: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced clinically as an “off the shelf” cell therapy based on the immunomodulatory mechanism of action for the treatment of ischemic inflammatory HFrEF. Our program for these same cells in acute respiratory distress syndrome has had its investigational new drug (IND) approved by FDA, but we have not yet advanced this program in the clinic.

Our therapeutic candidates intended for cardiac indications are enabled by our Helix™ transendocardial biotherapeutic delivery system, which enables minimally invasive catheter-based intramyocardial therapeutic delivery. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01)

The CardiAMP Cell Therapy Heart Failure Trial

The CardiAMP Heart Failure Trial is a randomized, double-blinded, placebo procedure controlled, multi-center pivotal clinical trial for the treatment of heart failure of reduced ejection fraction (HFrEF). The trial is assessing the safety and effectiveness of the CardiAMP Cell Therapy System for the treatment HFrEF, an investigational device system that has received Breakthrough Device Designation from the FDA. The CardiAMP autologous cell therapy is delivered during a standard minimally invasive catheter-based procedure. Patients are typically discharged after an overnight stay. The cell therapy is designed to promote microvascular repair through enhanced capillary density and reduced fibrosis, both of which have been demonstrated in small and large animal models of disease.

The study enrolled 115 advanced heart failure patients on guideline directed medical therapy, in addition to a 10-patient roll-in cohort. The last protocol specified follow-up visit was completed in October 2024. Close out visits and data monitoring with source data verification to prepare for data lock are expected to be completed in the fourth quarter of 2024. Final data transfer to the independent Statistical Data Analysis Core at the University of Wisconsin is expected soon thereafter for top line data release in the first quarter of 2025.

We have submitted the Annual Report for the CardiAMP Heart Failure Trial to FDA, which details our plans for completing patient follow-up and we intend to request a meeting with FDA to discuss the results with respect to approvability of the CardiAMP Cell Therapy System. We also completed a supplementary submission to Japan Pharmaceutical and Medical Device Agency (PMDA) providing answers to PMDA’s previous responses on the approvability of the CardiAMP Cell Therapy System based on U.S. data and requested a consultation. This PMDA consultation is scheduled to take place in late November as preparation for a subsequent clinical consultation after results from the CardiAMP Heart Failure Trial are available. Should results meet expectations, there is potential for approval based on this and previous clinical data.

CardiAMP Confirmatory Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure II Trial

The CardiAMP Cell Therapy Heart Failure II Trial is a Phase III, multi-center, randomized, double-blinded, sham-controlled study of up to 250 patients with NTproBNP levels >500 pg/ml at up to 40 centers in the United States. This confirmatory trial focuses on patients in active heart failure who demonstrated the greatest benefits in the interim results of the CardiAMP Heart Failure I Trial. In the interim results with 90% of the follow-up data available, this subgroup of patients showed strong signals of benefit, with 86% relative risk reduction in mortality and the primary outcome measure approaching statistical significance at two years.

The primary endpoint in the CardiAMP Heart Failure II Trial is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months.

In August 2024, the FDA approved a protocol amendment for the this trial, which allows patients who would have previously been excluded from treatment to receive additional cell deliveries to achieve the same target minimum dosage utilizing a treatment plan informed by the preprocedural CardiAMP Cell Population Analysis (CPA). The CPA approach was developed to select patients most likely to respond to therapy based on their therapeutic cell composition at screening. Utilizing available clinical results allowed us to refine the algorithm in the CardiAMP Heart Failure II Trial and develop a personalized treatment plan for patients below the CPA acceptance criteria. Such treatment plans adjust the number of dosing aliquots for patients with lower concentrations of important specified cells. Combined, the algorithm modifications and development of the treatment plan approach are expected to increase the number of patients eligible for the trial.

This trial also includes a 30-day window after patient consent and before baseline measures. This is intended to address the Hawthorne effect, where patient behavior changes can occur after they are under closer observation of their care providers. We have multiple consented patients in the screening queue and many sites that are at various stages of the onboarding process.

CardiAMP Autologous Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

CardiAMP Cell Therapy system, under a second FDA approved investigational device exemption, is being studied in a second related clinical indication of chronic myocardial ischemia with refractory angina. This study is based on the strength of our Phase I and II ischemic heart failure trial data and previous clinical data on CD34+ mononuclear cells in this indication.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, placebo-controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial.

Results from the open label roll-in cohort of patients having chronic myocardial ischemia with refractory angina showed an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment. The last consented patient in the roll-in cohort was treated in August 2024, and we expect top line results of this cohort at the six-month primary endpoint in Q1 2025.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The FDA approved investigational new drug application (IND) for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The low dose cohort of 20 million cells is expected to be completed in the fourth quarter of 2024. There have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response, consistent with our presentation at the Technology and Heart Failure Therapeutics meeting in March 2024.

We intend to fund later development through nondilutive grant applications and partnering. Phase II development is anticipated to be advanced in both the United States and Japan and would also enroll in approximately one year.

Helix™ Biotherapeutic Delivery System

The Helix transendocardial biotherapeutic delivery system is a therapeutic-enabling platform for minimally invasive targeted delivery of biologic agents to the heart. Helix empowers a seamless transition from bench to commercialization for partners. Our biotherapeutic delivery partnerships are expected to enhance future treatment options for millions of people suffering from heart disease, offset the costs of biotherapeutic delivery for our own programs, and provide our investors with meaningful revenue sharing should our partnering efforts contribute to successful therapeutic development.

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

In July 2024, we completed our planned submission to the FDA for clearance of a Morph-DNA product family across a range of diameters and lengths. This product family was designed for the treatment of aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures. The FDA approved this product family for market release in August 2024. We expect that first commercial devices in 45 cm and 70 cm 8 French configurations will be available in November 2024 with additional models to be available in January 2025.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

The following table shows our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration agreement revenue	$—	$357	$58	$464
Costs and expenses:
Research and development	931	1,872	2,972	6,570
Selling, general and administrative	825	1,083	2,766	3,454
Total costs and expenses	1,756	2,955	5,738	10,024
Operating loss	(1,756)	(2,598)	(5,680)	(9,560)
Other income (expense):
Total other income, net	19	24	30	61
Net loss	$(1,737)	$(2,574)	$(5,650)	$(9,499)

Revenue. Revenue was $0 in the three months ended September 30, 2024 as compared to $357,000 in the three months ended September 30, 2023, and decreased to $58,000 in the nine months ended September 30, 2024 as compared to $464,000 in the nine months ended September 30, 2023. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses decreased to $931,000 in the three months ended September 30, 2024 as compared to approximately $1.9 million in the three months ended September 30, 2023, and decreased to approximately $3.0 million in the nine months ended September 30, 2024 as compared to approximately $6.6 million in the nine months ended September 30, 2023, primarily due to reduced personnel costs and clinical expenses following the completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial in the second half of 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $825,000 in the three months ended September 30, 2024 as compared to approximately $1.1 million in the three months ended September 30, 2023, and decreased to approximately $2.8 million in the nine months ended September 30, 2024 as compared to approximately $3.5 million in the nine months ended September 30, 2023, primarily due to realignment of personnel roles and cost reductions following completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2024, we had an accumulated deficit of approximately $157.8 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of September 30, 2024, we had cash and cash equivalents of approximately $4.9 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(5,453)	$(8,123)
Investing activities	(5)	(12)
Financing activities	9,285	2,607
Net increase (decrease) in cash and cash equivalents	$3,827	$(5,528)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities decreased from approximately $8.1 million during the nine months ended September 30, 2023 to approximately $5.5 million during the nine months ended September 30, 2024, due primarily to reductions in research and development expense following completion of enrollment in the CardiAMP Cell Therapy Heart Failure Trial in the second half of 2023.

Cash Flows from Investing Activities. Net cash used in investing activities of $5,000 and $12,000 during the nine months ended September 30, 2024 and 2023, respectively, consisted of purchases of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $9.3 million and approximately $2.6 million during the nine months ended September 30, 2024 and 2023, respectively, related primarily to proceeds from the sale of common stock and warrants.

September 2024 Financing - On August 29, 2024, we entered into securities purchase agreements (the Purchase Agreements) with certain purchasers, pursuant to which we agreed to issue, and sell and the purchasers, in the aggregate, to buy, in a public offering (the Registered Offering) (i) 1,377,990 shares of our common stock, $0.001 par value per share (the Common Stock), and accompanying warrants to purchase up to 1,377,990 shares of Common Stock (the Common Warrants), at an offering price of $3.00 per share of Common Stock and accompanying Common Warrant, and (ii) pre-funded warrants (the “Pre-Funded Warrants” and, together with the Common Warrants, the “Warrants”) to purchase up to 1,022,010 shares of Common Stock and accompanying Common Warrants to purchase up to 1,022,010 shares of Common Stock, at an offering price of $2.999 per Pre-Funded Warrant and accompanying Common Warrant. Certain of the Company’s directors and executive officers purchased an aggregate of 211,000 shares of Common Stock and accompanying Common Warrants. The Registered Offering closed on September 3, 2024, with the Company issuing 2,400,000 shares of Common Stock, including the exercise of the Pre-Funded Warrants, and Common Warrants to purchase 2,400,000 shares of Common Stock. Each Common Warrant is exercisable at a price per share of $3.00 and expires on September 3, 2029. The gross proceeds of the Registered Offering were $7.2 million, with associated issuance costs of $926,000.

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

During the three months ended September 30, 2024 and 2023, we sold 0 and 2,219 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $0 and $93,000, with associated issuance costs of $0 and $48,000, respectively. During the nine months ended September 30, 2024 and 2023, we sold 412,239 and 11,209 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of approximately $2.4 million and $395,000, respectively, with associated issuance costs of $103,000 and $90,000, respectively.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $4.9 million as of September 30, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond the second quarter of 2025. In order to continue development of our therapeutic candidates beyond the second quarter of 2025, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of September 30, 2024 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended September 30, 2024.

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

Interest Rate Risk

As of September 30, 2024, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, our only approved or cleared products are our Morph universal deflectable guide catheters and Morph AccessPro sheaths, in the United States and Europe; our AVANCE™ steerable introducer and our Morph DNA deflectable guides in the United States only. Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business and predict our future prospects. Our short commercialization experience and limited number of approved products also makes it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to successfully complete our Phase III pivotal trials in heart failure and chronic myocardial ischemia and obtain FDA approval for, and then successfully commercialize, the CardiAMP Cell Therapy System.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Absent additional funding, management believes cash and cash equivalents of approximately $4.9 million as of September 30, 2024 are not sufficient to fund our planned expenditures and meet our obligations through the second quarter of 2025. As noted below, we may need to obtain additional funding from equity or debt financings, which may be highly dilutive to our existing stockholders and may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. For example, in September 2024, we completed the Registered Offering, pursuant to which we issued 2,400,000 shares of common stock, including the shares issued upon the exercise of pre-funded warrants, and common warrants to purchase 2,400,000 shares of common stock. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

Our failure to meet the continued listing requirements of the Nasdaq could result in a de-listing of our common stock.

The listing of our common stock on the Nasdaq is contingent on our compliance with the Nasdaq’s conditions for continued listing. We were previously not in compliance with the Nasdaq listing requirements, specifically the requirement to maintain a minimum market value of listed securities of at least $35.0 million (MVLS Requirements), and the Nasdaq listing requirement to maintain a minimum $1.00 per share closing bid price for our common stock (Minimum Bid Price Requirement). Although we have regained compliance with the Minimum Bid Price Requirement and the MVLS requirement, a future failure to maintain  compliance with the Nasdaq’s continued listing requirements could result in our  being subject to delisting by the Nasdaq. In the event our securities are no longer listed for trading on Nasdaq, our trading volume and security price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.  EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024, as currently in effect
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Pre-Funded Warrant to Purchase Shares of Common Stock of BioCardia, Inc.
4.2(4)	Form of Warrant to Purchase Shares of Common Stock
10.1(5)#	Form of Securities Purchase Agreement dated August 29, 2024, by and among BioCardia, Inc. and the purchasers identified on the signature pages thereto
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
#

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed by us on August 9, 2024.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed by us on May 1, 2023.
(3)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on September 3, 2024.
(4)	Previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed by us on September 3, 2024.
(5)	Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed by us on September 3, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: November 13, 2024	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)