Form 10-K
period 2024-12-31
BioCardia, Inc.
filed 2025-03-26
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.6 million, computed by reference to the last sale price of $2.97 for the common stock on the Nasdaq Capital Market reported for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 4,680,005 shares of the registrant’s Common Stock issued and outstanding as of March 26, 2025.

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

(v)	the timing or likelihood of regulatory filing, approvals and required licenses for our cell therapy systems;
(vi)	our ability to adequately protect our intellectual property rights and enforce such rights to avoid violation of the intellectual property rights of others;
(vii)	the timing, costs and other aspects of the commercial launch of our products;
(viii)	our estimates regarding the market opportunity, clinical utility, potential advantages and market acceptance of our products;
(ix)	the impact of government laws and regulations;
(x)	our ability to recruit and retain qualified clinical, regulatory and research and development personnel;
(xi)	the availability of reimbursement or other forms of funding for our products from government and commercial payors;
(xii)	difficulties in maintaining commercial scale manufacturing capacity and capability and our ability to generate growth;
(xiii)	uncertainty in industry demand;
(xiv)	general economic conditions and market conditions in our industry;
(xv)	the effects of global events on our business, preclinical studies and clinical trials;
(xvi)	threats or actual imposition of tariffs;
(xvii)

our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (SEC); and

(xviii)

the assumptions underlying or relating to any statement described in points (i)-(xvii) above. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.

Except as required by applicable law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement contained herein, whether as a result of new information, future events or otherwise.

PART I. BUSINESS

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. We are advancing two cell therapy platforms derived from the bone marrow in clinical trials today. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced for two clinical indications: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our immunomodulatory allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced as an “off the shelf” cell therapy for two clinical indications: ischemic HFrEF (CardiALLO™), which is actively enrolling, and acute respiratory distress syndrome (PulmALLO™).

Our autologous CardiAMP and our allogeneic CardiALLO cell therapies intended for cardiac indications of HFrEF and CMI are enabled by our Helix™ minimally invasive intramyocardial therapeutic delivery platform. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart.

Heart Failure

Heart failure is a clinical condition in which the output of blood from the heart is insufficient to meet the metabolic demands of the body. In 2022, the American Heart Association, or AHA, report on heart disease statistics estimated that 6.0 million American adults ages 20 and older have heart failure based on data from 2015 to 2018 and the prevalence of heart failure is expected to increase by 46% from 2012 to 2030, affecting greater than 8 million people aged 18 and above. The total percentage of the population with HF is projected to rise from 2.4% in 2012 to 3.0% in 2030 with 47% of the effective population estimated to have HFrEF. The AHA has also estimated that heart failure cost the nation an estimated $30.7 billion in 2012, including the cost of health care services, medicines for treatment and missed days of work. Projections by the AHA are that the total cost of heart failure will increase to $69.8 billion by 2030. In 2024, the AHA detailed that it affects more than 56.2 million people worldwide.

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

We are focused initially on treating patients in the middle stages HFrEF with NYHA classes II and III, where the disease has an ischemic cause. We estimate there are more than 3 million NYHA Class II and Class III heart failure patients in the United States, of which 1.7 million patients have HFrEF. Of this subset of 1.7 million patients, we estimate that approximately 80%, or over 1.2 million patients, will have a cell population score sufficient to qualify for treatment with the CardiAMP Cell Therapy. Our CardiALLO allogeneic MSC investigational off the shelf therapy is designed to be suitable for all 1.7 million patients with this indication.

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

Our Product Candidates

CardiAMP Cell Therapy System

The CardiAMP Cell Therapy System is currently being advanced for two clinical indications: ischemic HFrEF and CMI. The delivered mononuclear cells have been shown to enhance capillary density and reduce fibrosis in the heart tissue. This investigational cell therapy system is comprised of (i) a cell potency screening test, (ii) a point of care cell processing platform, and (iii) a biotherapeutic delivery system. In the screening process, the physician extracts a small sample of the patient's bone marrow in an outpatient procedure performed under local anesthesia. The clinic sends the sample to a centralized diagnostic lab, which tests for identified biomarkers from which we generate a cell population score for the patient. During the treatment for patients who are assessed as meeting the indication specific CardiAMP cell population analysis score, a doctor harvests and then prepares the patient's own bone marrow mononuclear cells, or autologous cells, using our point of care cell processing platform, which a cardiologist then delivers into the heart using our proprietary biotherapeutic delivery system. Because the CardiAMP cells do not become heart cells, we believe they have a low likelihood of becoming ectopic foci that could cause life threatening arrhythmias. Because CardiAMP cells are autologous, patients will not require chronic immunosuppression to prevent their immune system from attacking the donor cells. Unlike other investigational autologous cell therapies, the CardiAMP autologous cell therapies are expected to have low manufacturing costs and utilize established distribution channels, significantly enhancing prospects for commercial success. The CardiAMP Cell Therapy System has the potential to significantly benefit patients who have limited options and provide a cost-effective therapy to help reduce the substantial heart failure hospitalization and care costs.

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure with HFrEF (BCDA-01)

CardiAMP cell therapy in ischemic HFrEF has been evaluated in three clinical trials to date. We have completed and published results for a Phase I open-label clinical study (TABMMI) and a Phase II randomized double-blind placebo-controlled study (TACHFT). In the fourth quarter of 2023, we completed enrollment in a Phase III randomized double-blind sham-controlled study (CardiAMP HF) and presented interim results in the first quarter of 2024. Principal results for the 115 randomized patients at a minimum of one year and a maximum of two years follow-up are scheduled to be presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions on March 30, 2025.

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

CardiAMP Phase I Trial in Ischemic HFrEF Failure Study: Transendocardial Autologous Marrow Cells in Myocardial Infarction

The CardiAMP Phase I Transendocardial Autologous Marrow Cells in Myocardial Infarction, or TABMMI, trial enrolled 20 patients with HFrEF in an open label safety trial of bone marrow cells delivered with the Helix™ biotherapeutic delivery system at a dosage of 100 million cells. Results showed improvement relative to baseline measures in cardiac function as measured by left ventricular ejection fraction and improved exercise tolerance. Results also showed superior survival as compared to historical controls. The complete results of the 20 patients at two-year follow-up were published in the journal Eurointervention in 2011.

CardiAMP Phase II Trial in Ischemic HFrEF: Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT)

The CardiAMP Phase II Transendocardial Autologous Cells in Heart Failure Trial (TAC-HFT) included patients with HFrEF who were randomized on a one-to-one basis into two double-blind, placebo-controlled trials: TACHFT-BMC and TACHFT-MSC. TACHFT-BMC trial included a single dose of CardiAMP cells with a follow-up observation period of 12 months. The Phase II, randomized, placebo-controlled study met its primary safety endpoint and demonstrated statistically significant and clinically meaningful improvements in secondary efficacy endpoints of functional capacity, as measured by the six-minute walk distance (6MWD), and in quality of life, as measured by the Minnesota Living with Heart Failure Questionnaire score. Most other endpoints were supportive of therapeutic benefit but were not statistically significant. Phase II results were published in the Journal of the American Medical Association in 2014 with selectively pooled controls and presented at the World Congress of Regenerative Medicine in 2015 relative to their dedicated controls.

CardiAMP Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure Trial (CardiAMP HF)

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

The interim results from this study, with 110 of the 115 randomized patients, were presented at the Technology and Heart Failure Therapeutics meeting on March 4, 2024. Over a mean 20 months of follow-up, patients with advanced chronic heart failure who received a single endomyocardial dose of autologous CardiAMP cell therapy while on maximal medical therapy had a 37% relative risk reduction in all-cause heart death equivalents and a 9% relative risk reduction in non-fatal incidence of heart attacks, strokes and hospitalization due to heart failure. Patients treated with CardiAMP cell therapy saw an almost 5% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (8.3% vs. 13.2%, respectively). CardiAMP cell therapy was also associated with trends toward reduced ventricular tachyarrhythmias, enhanced heart function as measured by left ventricular ejection fraction, and improved NTproBNP.

In a subgroup analysis of patients with elevated NTproBNP at baseline – encompassing 53% of total enrolled randomized patients – patients treated with CardiAMP cell therapy experienced an 86.2% relative risk reduction in heart death equivalents and a 23.9% relative risk reduction in MACCE. These patients saw more than a 17% lower rate of heart death equivalents at up to two years compared to control patients treated with heart failure medication alone (2.9% vs. 21.1%, respectively). Last patient randomizations were completed in the fourth quarter of 2023 and patients completed their minimum one-year follow-up in fourth quarter of 2024. Important data has been source data verified.

Principal results for randomized patients at a minimum of one year and a maximum of two year follow-up are scheduled to be presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions on March 30, 2025.

CardiAMP Phase III Trial in Ischemic HFrEF (CardiAMP HF II)

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

The trial has greater than 90 percent power (statistical probability of success) to meet the primary endpoint based on the CardiAMP HF Trial interim results. The Study was activated and has a goal of completing enrollment two years from first patient enrollment. The Baycare site has been activated and site initiation visits at Emory University and University of Wisconsin have been completed. Two additional sites have substantially completed contracting and budgeting and Institutional Review Board submission, and site initiation visits are being scheduled.

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

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. The Company intends to introduce an adaptive statistical analysis plan with an initial assessment for efficacy when 100 patients reach their primary endpoint, although aspects of this statistical analysis plan remain the subject of study considerations with the FDA. The trial has been activated at two clinical sites. Results from the open label roll-in cohort of patients having chronic myocardial ischemia with refractory angina showed an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment. The last consented patient in the roll-in cohort was treated in August 2024, and the last patient passed the six-month primary endpoint in February 2025. It is expected that this data will be submitted for presentation and publication soon.

CardiAMP Cell Therapy Trials Have CMS Reimbursement

The Department of Health & Human Services Centers for Medicare & Medicaid Services, or CMS, has designated that CardiAMP HF, CardiAMP HF II and CardiAMP CMI qualify for Medicare national coverage. The covered costs under Medicare include patient screening, the CardiAMP Cell Therapy System and procedure at up to $17,500 for both treatment and control, and clinical follow-up at one and two years after the procedure. Private insurance plans covering 50 million insured Americans follow the CMS reimbursement policy and are similarly anticipated to cover these costs. This coverage significantly reduces our cost of conducting these trials.

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

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

We have co-sponsored three completed clinical trials for MSCs for the treatment of HFrEF. In substantially similar trial designs, the POSEIDON Phase I/II trial (NCT01087996, published in Journal of the American Medical Association (JAMA) in 2012) compared autologous MSCs to allogeneic MSCs, the TACHFT-MSC Phase II trial compared autologous MSCs to placebo (NCT00768066, published in JAMA in 2014), and the TRIDENT Phase II compared allogeneic MSCs at different doses (NCT02013674, published in Circlation Research in 2017).  In all three of these studies delivering MSC in ischemic HFrEF, the primary safety outcome was met. The first two trials shared common arms of autologous MSCs, enabling a bridge to placebo, leading us to conclude that allogeneic MSC therapy has potential to be superior to placebo. Efficacy results from the allogeneic dosing arm in these studies are promisin,g supporting enhanced heart function, reduced myocardial scar, and enhanced quality of life for patients.

FDA approval of the IND application for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF was secured in December 2022. This trial includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The last patient in the low dose cohort of 20 million cells was treated in February 2025. To our knowledge, there have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response, which is consistent with our presentation at the Technology and Heart Failure Therapeutics meeting in March 2024. Per protocol, formal Data Safety Monitoring Board review of these patients will take place in the second quarter of 2025.

PulmALLO Allogeneic MSC for Acute Respiratory Distress Syndrome (BCDA-04)

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

In April 2022, the FDA approved IND for a Phase I/II trial for the use of its allogeneic cell therapy for ARDS caused by COVID-19. No milestones for this program have been set for 2025.

Helix™ Biotherapeutic Delivery System

The Helix transendocardial biotherapeutic delivery system is a therapeutic-enabling platform for minimally invasive targeted delivery of biologic agents to the heart. Helix empowers a seamless transition from bench to commercialization for partners.

Morph® Deflectable Guide and Sheaths Products

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

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions. We are pursuing the following business strategies:

•	Complete the 250 patient CardiAMP HF II IDE trials of our autologous CardiAMP Cell Therapy for patients with ischemic heart failure with HFrEF.

•	Complete the ongoing 343 patient, 40 center Phase III pivotal IDE trial of our autologous CardiAMP Cell Therapy for patients with chronic myocardial ischemia.

•	Obtain FDA and PMDA approval and commercialize CardiAMP Cell Therapy System using a highly targeted cardiology sales force in the United States and Japan.

•	Complete the approved Phase I/II IND Trial of our CardiALLO allogeneic MSC Therapy for the treatment of ischemic heart failure of HFrEF.

•	Partner the approved Phase I/II IND Trial of our PulmALLO allogeneic MSC Therapy for the treatment of acute respiratory distress syndrome.

•	Continue to develop and selectively partner our Helix biotherapeutic delivery system for use with other biotherapeutics.

•	Continue to develop and commercialize Morph catheter products.

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

We have a large patent portfolio of issued and pending claims covering our autologous and allogeneic cell therapies, our biotherapeutic delivery systems and our enabling vascular access catheter products. As of December 31, 2024, we have developed or secured rights to over 60 issued or pending U.S. and international patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC. Our issued U.S. patents expire between 2025 and 2040, without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

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

Sales and Marketing

Our sales and marketing strategy is to market our cell therapies for ischemic heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists if approved by FDA, and with a distribution partner if approved by Japan PMDA. These leading cardiologists are typically affiliated with leading hospitals and medical centers and we believe that they tend to have well-established referral networks of interventional cardiologists and cardiac catheterization laboratories. We believe they represent a concentrated customer base suitable to a specialist care sales model. We believe that the cell therapy systems will be adopted first by leading cardiologists at high-volume hospitals and medical centers, and progressively by a broader segment of the market. Cardiologists and interventional cardiologists have a history of early adoption of innovative products and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet medical needs of heart failure patients.

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

However, potential competitors in the cardiovascular indications may require delivery platforms for their own therapeutic programs. Because the clinical need is so large and our biotherapeutic delivery products have potential to enable biotherapeutics for multiple cardiac indications, we view these companies also as potential collaborators and partners. None of these relationships are believed to be material to our business at this time.

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

Further, in June 2021, legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (VALID Act). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. In January 2024, FDA announced its plans to reclassify certain high-risk of in vitro diagnostics, including companion diagnostics, as Class II devices. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.

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

In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration, including measures implemented by the Department of Government Efficiency, may lead to new policies and changes in the regulations that can increase our compliance costs.

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

Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Trump administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, the Centers for Medicare & Medicaid Services, or CMS, selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. The impact of these regulations and any future healthcare measures and agency rules implemented by the Trump administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. The FDA has recently authorized the state of Florida to develop a program to import certain prescription drugs from Canada for a limited period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. These measures could reduce the demand for our products, if approved, or impose additional pricing pressures on how much we can charge for our products if approved.

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sale, marketing and education programs. In addition, we may be subject to patient privacy laws and regulations of the federal government and the states in which we conduct our business. These laws that may affect our ability to operate include:

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

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The Company has had four consultations with PMDA on the approval of CardiAMP for HFrEF, with the most recent occurring in November 2024. PMDA has suggested they may consider an application for approval based on data from outside Japan after we have completed the follow-up on the CardiAMP HF trial and provide them with the follow-up data out to two years. We anticipate that an additional clinical consultation with PMDA will be required after we have provided this data before we are allowed to submit for approval.

Employees and Human Capital

As of December 31, 2024, we had 17 full-time and three part-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

Risks Related to Our Securities

●	Our failure to meet the continued listing requirements of the Nasdaq could result in a de-listing of our common stock.
●	We may be exposed to additional risks as a result of our reverse merger transaction.
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

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2024 was $7.9 million and our accumulated deficit totaled $160.1 million as of December 31, 2024. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

To date, our only approved or cleared products are our Morph universal deflectable guide catheters, our AVANCE™ steerable introducer, and our Morph DNA deflectable guides in the United States. Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business and predict our future prospects. Our short commercialization experience and limited number of approved products also makes it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to successfully complete our Phase III pivotal trials in heart failure and chronic myocardial ischemia and obtain FDA approval for, and then successfully commercialize, the CardiAMP Cell Therapy System.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Absent additional funding, management believes our cash and cash equivalents of approximately $2.4 million as of December 31, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond May 2025. As noted below, we may need to obtain additional funding from equity or debt financings, which may be highly dilutive to our existing stockholders and may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. For example, in September 2024, we completed the Registered Offering, pursuant to which we issued 2,400,000 shares of common stock, including the shares issued upon the exercise of pre-funded warrants, and common warrants to purchase 2,400,000 shares of common stock. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

Specifically, the HCW ATM Offering is limited by the terms and conditions in the HCW Sales Agreement. Under the terms of the HCW Sales Agreement, the obligations of HCW are only to use reasonable efforts to sell shares of our common stock, but there is no actual obligation to sell or guarantee that we will be able to place any shares. We are also limited in the amount we may sell under the HCW Sales Agreement to the amount that is covered by an effective registration statement with the Securities and Exchange Commission (SEC), the current amount of which is approximately $1.1 million. The amounts we sell under the HCW ATM Offering will not satisfy all of our funding needs and our receipt of any funds thereunder may not be received on a timely basis, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the HCW Sales Agreement.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Federal income tax net operating losses, or NOLs, generated after 2017 do not have an expiration date. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change federal taxable income or taxes may be limited. None of our pre-Merger tax attributes remain available after the Merger as a result of limitations under Sections 382 and 383 of the Code. Further, our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. We have not performed an analysis to assess whether an ownership change has occurred. If we have experienced an ownership change at any time since our formation, utilization of our tax attributes would be subject to an annual limitation under Section 382 and 383 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable income and tax liabilities may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs or other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Use of NOLs and other tax attributes will depend on future income in relationship to expiration dates of these carryforwards.

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

We currently manufacture some of our components and sub-assemblies internally and rely on third-party vendors for other components and sub-assemblies used in our products and therapeutic candidates. Our reliance on third-party vendors subjects us to a number of risks that could impact our ability to manufacture our products and therapeutic candidates and harm our business, including:

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to consistently produce quality components;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	price fluctuations due to the threat or imposition of certain tariffs, which may increase costs for our suppliers;

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	inability of the manufacturer or supplier to comply with Quality System Regulations, or QSRs, enforced by the FDA and state regulatory authorities;

•	inability to control the quality of products manufactured by third parties;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.

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

If we or our suppliers fail to comply with the FDA’s QSRs, or QMSR when it goes into effect, our manufacturing operations could be delayed or shut down and product sales could suffer.

Our manufacturing processes and those of our third-party suppliers are required to comply with the FDA’s QSRs, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Further, the FDA issued a final rule replacing the QSR with QMSR, which goes into effect in February 2026. Failure to take adequate corrective action in response to an adverse Quality System inspection or failure to comply with applicable regulatory requirements could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays and cause our revenues to decline.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR, or QMSR, and other regulations, and these inspections may include the manufacturing facilities of our suppliers. If the FDA or CDHS inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility, we may be unable to produce our products, which may have an adverse impact on our business.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse will be applicable to our business. In addition, we may be subject to patient privacy laws and regulations of the federal government and the states in which we conduct our business. Healthcare fraud and abuse regulations are complex and can be subject to varying interpretations as to whether or not a statute has been violated. These laws and regulations that may affect our ability to operate include:

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

•

HIPAA, as amended by HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HIPAA imposes civil and criminal liability for wrongful access to, or disclosure of, protected health information;

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

Restrictive laws and regulations govern the collection, use, transfer, and other processing of personal information.

In conducting and/or enrolling patients in current or future clinical trials, we are subject to restrictions relating to privacy, data protection, and cybersecurity and may be subject to additional restrictions associated with clinical operations in the future. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation (“GDPR”), which is wide-ranging in scope and imposes numerous requirements on companies that process personal data. The GDPR permits data protection authorities to impose large penalties for violations, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the European Union`, including a July 2020 decision by the Court of Justice for the European Union (“CJEU”) that invalidated the EU-U.S. Privacy Shield and called into question the efficacy and legality of using standard contractual clauses (“SCCs”). To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021. The European Union also has enacted numerous new laws and regulations addressing cybersecurity. Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and cybersecurity. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and local laws of applicable EU member states, the UK, and other regions in connection with any measures we take to comply with them.

In the United States,HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers conducting certain electronic transactions, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. Amendments to HIPAA by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) also impose compliance obligations and corresponding penalties for non-compliance on certain individuals and entities that provide services to or perform certain functions on behalf of healthcare providers and other covered entities involving the use or disclosure of individually identifiable health information, collectively referred to as business associates. HITECH also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. HIPAA also provides for notification requirements to federal regulators, and in some cases local and national media, for individuals whose health information has been inappropriately accessed or disclosed.

In the United States, in addition to HIPAA, HITECH, and state laws addressing health-related information, numerous federal and state laws and regulations govern the collection, use, disclosure, and other processing of information relating to individuals. In California, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and was modified significantly by the California Privacy Rights Act (“CPRA”), which became effective January 1, 2023. The CCPA has prompted numerous proposals for federal and state privacy legislation. Numerous U.S. states have proposed, and in certain cases enacted, laws addressing privacy and cybersecurity. Many of these laws are comprehensive privacy statutes imposing obligations similar to the CCPA. Certain U.S. states also have enacted laws and regulations addressing specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

Compliance with U.S. and international laws and regulations relating to privacy, data protection, and cybersecurity could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions, and may increase our costs of doing business and require us to change our policies and practices. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, or cybersecurity could result in governmental investigations, proceedings, and enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention, and other processing of information, and we may otherwise face contractual restrictions applicable to these activities. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and potential collaborators are vulnerable to damage, interruption and other disruption from computer viruses and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, our systems have been impacted by computer viruses in the past, and while we have not experienced any material system failure that has resulted in lasting impacts to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Likewise, we rely on third parties for manufacturing our therapeutic candidates and conducting clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our therapeutic candidates could be delayed.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our delivery to market.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials) and consultants and other third-party service providers, these systems are potentially vulnerable to breakdown or other damage or interruption. Our systems and the systems of third parties who support our operations are vulnerable to service interruptions, system malfunction, natural disasters, terrorism, war (such as the ongoing conflicts in the Middle East and between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and the unauthorized access to, misuse, disclosure, loss, destruction, alteration or dissemination of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in recent years. Some of our employees work in a hybrid model in our offices and from home, and we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement controls to reduce the risk of a resulting cyber security or data security incident or breach, we may experience data security incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.

Any disruption, security incident, or security breach resulting in any loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information) or other data we or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers maintain or otherwise process, or our applications, or for it to be believed or reported that any of these occurred, could result in us incurring liability and reputational damage and the development and commercialization of our product candidates could be delayed. For example, if a security incident were to cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, disruptions of our internal information technology systems or those of third parties used in our business, or security breaches or incidents impacting us or any of our CROs, other contractors or consultants or potential future collaborators or other third-party service providers, could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the inability to access, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to notify individuals or regulators under data breach notification laws, cause us to incur costs related to investigation of the incident (including legal expenses, forensic examination costs, and remediation costs), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We may incur significant costs in our efforts to detect, prevent, and respond to security incidents. We also rely on third parties to manufacture our product candidates, and similar events relating to their systems could also have a material adverse effect on our business. There have been and may continue to be significant supply chain attacks and operational technology attacks globally, and we cannot guarantee that our systems or those of third-party service providers or other third parties that support us or our operations have not been breached or that they do not contain exploitable defects or bugs that could result in a security incident or breach of, or other disruption to, our systems and the systems of third parties that support us and our operations. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international laws relating to privacy, data protection, and information security. Litigation and governmental investigations could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and/or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation or investigations, which could have an adverse effect on our business. Any actual or perceived inability to adequately protect data in our possession, custody or control could have a material adverse effect upon our reputation, business, operations, or financial condition.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of, or incident impacting, our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

The listing of our common stock on the Nasdaq is contingent on our compliance with the Nasdaq’s conditions for continued listing. We were previously not in compliance with the Nasdaq listing requirements, specifically the requirement to maintain a minimum market value of listed securities of at least $35.0 million (MVLS Requirements), and the Nasdaq listing requirement to maintain a minimum $1.00 per share closing bid price for our common stock (Minimum Bid Price Requirement). Although we have regained compliance with the Minimum Bid Price Requirement and the MVLS requirement, we are not currently in compliance with the Nasdaq’s continued listing requirement that we have a minimum stockholders’ equity of $2.5 million and, as such, could be subject to potential delisting by the Nasdaq. In the event our securities are no longer listed for trading on Nasdaq, our trading volume and security price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements.

The market price and trading volume of our securities may be volatile and may be affected by economic conditions beyond our control.

The market price of our securities is likely to be volatile. Some specific factors that could negatively affect the price of our securities or result in fluctuations in its price and trading volume include:

•	results of clinical trials of our therapeutic candidates;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;

•	actual or anticipated fluctuations in our quarterly operating results or those of our competitors;

•	publication of research reports by securities analysts about us or our competitors in the industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	our liquidity positions;

•	issuances by us of debt or equity securities;

•	litigation involving our company, including stockholder litigation, investigations or audits by regulators into the operations of our company, or proceedings initiated by our competitors or clients;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry, fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	trading volume of our common stock and warrants;

•	sales or perceived potential sales of our common stock and/or warrants by us, our directors, senior management or our stockholders in the future;

•	short selling or other market manipulation activities;

•	announcement or expectation of additional financing efforts;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters, pandemics, and other calamities;

•	changes in market conditions for biopharmaceutical stocks; and

•	conditions in the U.S. financial markets or changes in general economic conditions, including as a result of inflation and changes in interest rates.

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

As of March 26, 2025, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 17.0% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Furthermore, we have filed a prospectus supplement related to the offer and sale of our common stock under the HCW Sales Agreement. As of March 26, 2025, we had up to $1.1 million of our common stock available for offer and sale under the prospectus supplement. Any such HCW Sales Agreement sales would be made by HCW on a reasonable efforts basis. Any sales under the HCW Sales Agreement must be in compliance with the terms of such agreement and applicable law and the purchase price for such sales will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall and any such issuances would be dilutive to our existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We rely on information technology and data to operate our business and advance our pipeline of product candidates. Our critical information technology includes computer networks, third-party hosted services, communication systems, software and infrastructure and our critical data includes confidential, personal, proprietary and sensitive data (collectively, Information Assets). Accordingly, we maintain a process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our Information Assets and mitigate harm to our business.

To operate our business, we utilize certain third-party service providers to provide a variety of functions, such as outsourced business functions, professional services, software-as-a-service platforms and encryption and authentication technology. Depending on the services provided, the sensitivity and quantity of information processed and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, or requiring that the vendor certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with its work with us, and to promptly report any suspected breach of its security measures that may affect our company.

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

As part of our risk management system, we track and log privacy and security incidents to facilitate our efforts to remediate and resolve any such incidents. Any significant incidents are reviewed with our Chief Financial Officer and incidents that are assessed as potentially being or potentially becoming material are escalated within the appropriate members of management and reported to our executive leadership team. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive leadership team makes the final materiality determinations and disclosure and other compliance decisions.

The Board of Directors has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. Our executive leadership team regularly discusses cyber risks and trends and, should they arise, any material incidents with the Board of Directors.

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

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management does not believe that the Company is party to any current pending legal proceedings as of the date of filing this Annual Report on Form 10-K. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “BCDA.”

Holders

As of December 31, 2024, there were 154 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The CardiAMP Cell Therapy Heart Failure Trial (CardiAMP HF)

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

The study enrolled 115 advanced heart failure patients on guideline directed medical therapy, in addition to a 10-patient roll-in cohort. The last protocol specified follow-up visit was completed in October 2024. Close out visits, data monitoring with source data verification and data freeze of primary outcome measures have been completed and final data has been transferred to the independent Statistical Data Analysis Core at the University of Wisconsin. Principal results from the trial are scheduled to be presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions on March 30, 2025.

We have submitted the Annual Report for the CardiAMP Heart Failure Trial to FDA, which details our plans for completing patient follow-up and we intend to request a meeting with FDA to discuss the results with respect to approvability of the CardiAMP Cell Therapy System. We also completed a supplementary submission to Japan Pharmaceutical and Medical Device Agency (PMDA) providing answers to PMDA’s previous responses on the approvability of the CardiAMP Cell Therapy System based on U.S. data and had a consultation in November 2024, as preparation for a subsequent clinical consultation after results from the CardiAMP Heart Failure Trial are available. Should results meet expectations, there is potential for approval based on this and previous clinical data.

CardiAMP Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure II Trial (CardiAMP HF II)

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

Results from the open-label roll-in cohort of patients having chronic myocardial ischemia with refractory angina showed an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment. The last consented patient in the roll-in cohort was treated in August 2024, and we are gathering top line results of this cohort at the six-month primary endpoint for publication and presentation.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The FDA approved investigational new drug application (IND) for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study and utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The low dose cohort of 20 million cells has been completed and there have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response, consistent with our presentation at the Technology and Heart Failure Therapeutics meeting in March 2024. Per protocol, formal Data Safety Monitoring Board review of these patients will take place in the second quarter of 2025.

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

In July 2024, we completed our planned submission to the FDA for clearance of a Morph-DNA product family across a range of diameters and lengths. This product family was designed for the treatment of aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures. The FDA approved this product family for market release in August 2024. The first commercial devices in 45 cm and 70 cm in 8 French configurations are now available, with additional models to be available in later in 2025.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers regarding the progress or state of completion of clinical trials, or the services completed. During a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2024, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands).

	Years ended December 31,
	2024	2023
Revenue:
Collaboration agreement revenue	$58	$477
Costs and expenses:
Research and development	4,387	7,726
Selling, general and administrative	3,672	4,395
Total costs and expenses	8,059	12,121
Operating loss	(8,001)	(11,644)
Other income (expense):
Total other income, net	55	73
Net loss	$(7,946)	$(11,571)

Revenue. Revenue was $58,000 in the year ended December 31, 2024 as compared to $477,000 in the year ended December 31, 2023. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses decreased to approximately $4.4 million in the year ended December 31, 2024 as compared to approximately $7.7 million in the year ended December 31, 2023 primarily due to reduced personnel costs and clinical expenses following the completion of the CardiAMP Cell Therapy Heart Failure Trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to approximately $3.7 million in the year ended December 31, 2024 as compared to approximately $4.4 million in the year ended December 31, 2023, primarily due to realignment of personnel roles and cost reductions following completion of the CardiAMP Cell Therapy Heart Failure Trial.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2024, we had an accumulated deficit of approximately $160.1 million. We anticipate that we will continue to incur net losses for at least the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of December 31, 2024, we had cash and cash equivalents of approximately $2.4 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(8,026)	$(9,974)
Investing activities	(6)	(12)
Financing activities	9,300	3,726
Net increase (decrease) in cash and cash equivalents	$1,268	$(6,260)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities decreased from approximately $10.0 million during the year ended December 31, 2023 to approximately $8.0 million during the year ended December 31, 2024, due primarily to reductions in research and development expense following completion of the CardiAMP Cell Therapy Heart Failure Trial.

Cash Flows from Investing Activities. Net cash used in investing activities of $6,000 and $12,000 during the years ended December 31, 2024 and 2023, respectively, consisted of purchases of property and equipment, primarily lab and office equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $9.3 million and approximately $3.7 million during the years ended December 31, 2024 and 2023, respectively, related to net proceeds from the sale of common stock less issuance costs.

September 2024 Financing

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

November 2023 Financing

On November 16, 2023, we sold to a single healthcare-focused institutional investor 133,333 shares of our common stock in a registered direct offering (the November 2023 RDO Offering) at a price of $9.75 per share. The gross proceeds of the November 2023 RDO Offering were $1.3 million, with associated issuance costs of $312,000.

June 2023 Financing

On June 21, 2023, we sold to certain existing investors and other institutional investors, as well as certain of our directors and executive officers, 75,543 shares of our common stock in a registered direct offering (the June 2023 Offering) at an offering price of $35.04 per share. Certain of our directors and executive officers purchased an aggregate of 13,556 of such shares. The gross proceeds of the June 2023 Offering were approximately $2.6 million, with associated issuance costs of $194,000.

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

On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering amount of up to $2.75 million during the term of the Sales Agreement through or to HCW as sales agent or principal, of which $264,000 was available as of September 30, 2024. We have filed a prospectus supplement (the ATM Prospectus Supplement) relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

On December 2, 2024, we filed a prospectus supplement to the ATM Prospectus Supplement that updated the maximum aggregate offering amount to approximately $1.3 million.

During the years ended December 31, 2024 and 2023, we sold an aggregate of 428,864 and 14,349 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of approximately $2.5 million and $441,000, with associated issuance costs of $94,000 and $179,000, respectively. As of December 31, 2024, approximately $1.3 million of common stock may still be sold pursuant to the Sales Agreement.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $2.4 million as of December 31, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond May 2025. In order to continue development of our therapeutic candidates beyond such time, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our consolidated financial statements as of December 31, 2024 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2024, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit),and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Accrued research and development expenses – clinical costs

The Company recorded research and development expenses of $4.4 million for the year ended December 31, 2024. As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

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

San Diego, California

March 26, 2025

BIOCARDIA, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,371	$1,103
Accounts receivable, net of allowance for doubtful accounts of $0 and $34 as of December 31, 2024 and 2023, respectively	—	63
Prepaid expenses and other current assets	251	295
Total current assets	2,622	1,461
Property and equipment, net	33	94
Operating lease right-of-use asset, net	898	1,261
Other assets	171	171
Total assets	$3,724	$2,987
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$385	$890
Accrued expenses and other current liabilities	1,551	2,385
Operating lease liability - current	385	333
Total current liabilities	2,321	3,608
Operating lease liability - noncurrent	566	982
Total liabilities	2,887	4,590
Commitments and contingencies (Notes 2, 5 and 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 50,000,000 and 100,000,000 shares authorized, 4,600,910 and 1,577,769 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	2
Additional paid-in capital	160,953	150,570
Accumulated deficit	(160,121)	(152,175)
Total stockholders’ equity (deficit)	837	(1,603)
Total liabilities and stockholders’ equity (deficit)	$3,724	$2,987

See accompanying notes to the consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years ended December 31,
	2024	2023
Revenue:
Collaboration agreement revenue	$58	$477
Costs and expenses:
Research and development	4,387	7,726
Selling, general and administrative	3,672	4,395
Total costs and expenses	8,059	12,121
Operating loss	(8,001)	(11,644)
Other income (expense):
Total other income, net	55	73
Net loss	$(7,946)	$(11,571)

Net loss per share, basic and diluted	$(2.90)	$(8.19)

Weighted-average shares used in computing net loss per share, basic and diluted	2,743,828	1,411,998

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2023 and 2024
(In thousands, except share data)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2022	1,338,451	$1	$145,495	$(140,604)	$4,892
Restricted stock units vested and issued	16,080	—	1	—	1
Sale of common stock under ATM, net of issuance costs of $179	14,349	—	262	—	262
Sale of common stock on June 21, 2023, net of issuance costs of $194	75,543	—	2,453	—	2,453
Sale of common stock on November 16, 2023, net of issuance costs of $312	133,333	1	987	—	988
Restricted stock units issued to settle management bonus obligations	—	—	342	—	342
Exercise of common stock options	13	—	—	—	—
Share-based compensation	—	—	1,030	—	1,030
Net loss	—	—	—	(11,571)	(11,571)
Balance at December 31, 2023	1,577,769	$2	$150,570	$(152,175)	$(1,603)
Restricted stock units vested and issued	60,409	—	—	—	—
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	134,199	—	832	—	832
Sale of common stock under ATM, net of issuance costs of $94	428,864	—	2,383	—	2,383
Reverse stock split fractional share true up	(331)	—	—	—	—
Sale of common stock and warrants on September 3, 2024, net of issuance costs of $926	2,400,000	3	6,271	—	6,274
Restricted stock units issued to settle management bonus obligations	—	—	156	—	156
Share-based compensation	—	—	741	—	741
Net loss	—	—	—	(7,946)	(7,946)
Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2024	2023
Operating activities:
Net loss	$(7,946)	$(11,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	84
Reduction in the carrying amount of right-of-use assets	363	327
Share-based compensation	741	1,030
Loss on disposal of property and equipment	—	4
Allowance for doubtful accounts	(34)	23
Changes in operating assets and liabilities:
Accounts receivable	97	115
Prepaid expenses and other current assets	44	5
Accounts payable	(316)	184
Accrued expenses and other current liabilities	(678)	482
Deferred revenue	—	(341)
Operating lease liability	(364)	(316)
Net cash used in operating activities	(8,026)	(9,974)
Investing activities:
Purchase of property and equipment	(6)	(12)
Net cash used in investing activities	(6)	(12)
Financing activities:
Proceeds from sales of common stock	10,552	4,388
Issuance costs of sale of common stock	(1,252)	(662)
Net cash provided by financing activities	9,300	3,726
Net change in cash and cash equivalents	1,268	(6,260)
Cash and cash equivalents at beginning of year	1,103	7,363
Cash and cash equivalents at end of year	$2,371	$1,103
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$6	$195
Issuance of restricted stock units in lieu of cash bonus obligations	$301	$564

See accompanying notes to the consolidated financial statements.

BioCardia, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Business

(a)	Organization and Description of Business

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

We manage our operations as a single segment for the purpose of assessing performance and making operating decisions.

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

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $160.1 million as of December 31, 2024. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of approximately $2.4 million as of December 31, 2024 are not sufficient to fund our planned expenditures and meet our obligations beyond May 2025. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond May 2025 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within their control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On December 31, 2024, approximately 99% of our cash and cash equivalents were held by one financial institution and total cash and cash equivalents were approximately $2.1 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We consider the creditworthiness of our customers but do not require collateral in advance of a sale. Each reporting period, we evaluate the collectability of outstanding receivable balances and record an allowance for doubtful accounts representing an estimate of current expected credit loss. The estimate is based on our historical write-off experience, customer creditworthiness, facts, and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $34,000 as of December 31, 2024 and 2023, respectively.

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

Impairment assessment of long-lived assets - The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2024, there have been no such impairment losses.

(j)	Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiation and may result in payment flows that do not match the periods over which materials or services are provided by the vendor under the contracts. Our objective is to reflect the clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. Our accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services relative to the actual status and timing of services performed may vary and may result in reported amounts that differ from the actual amounts incurred.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, it will be classified as current liabilities. We receive payments from our customers as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. We do not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We did not have any deferred revenue on December 31, 2024 or 2023.

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

Contract modifications - Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. Depending on facts and circumstances, we account for a contract modification as one of the following: (i) a separate contract; (ii) a termination of the existing contract and the creation of a new contract; or (iii) a combination of the preceding treatments. A contract modification is accounted for as a separate contract if the scope of the contract increases because of the addition of promised goods or services that are distinct and the price of the contract increases by an amount of consideration that reflects our stand-alone selling prices of the additional promised goods or services. When a contract modification is not considered a separate contract and the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification, we account for the contract modification as a termination of the existing contract and a creation of a new contract. When a contract modification is not considered a separate contract and the remaining goods or services are not distinct, we account for the contract modification as an add-on to the existing contract and as an adjustment to revenue on a cumulative catch-up basis.

(l)	Product Warranties

We provide a standard warranty of serviceability on all our products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2024 and 2023.

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

For federal tax purposes, our 2021 through 2024 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

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

Our financial assets and liabilities consist principally of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities. The fair value of our cash equivalents is determined based on quoted prices in active markets for identical assets. Cash in our operating bank accounts represents the difference between cash in the money market accounts and total cash and cash equivalents reported on the consolidated balance sheets. The recorded values of our accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their current fair values due to the relatively short-term nature of these accounts.

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

	As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	2,058
Cash in checking account	—	—	—	311
Total cash and cash equivalent	$2	$—	$—	$2,371

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	1,072
Cash in checking account	—	—	—	29
Total cash and cash equivalent	$2	$—	$—	$1,103

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following as December 31, 2024 and 2023 (in thousands):

	2024	2023
Computer equipment and software	$165	$161
Laboratory and manufacturing equipment	576	574
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	794	788
Less accumulated depreciation	(761)	(694)
Property and equipment, net	$33	$94

Depreciation expense totaled $67,000 and $84,000 for the years ended December 31, 2024 and 2023, respectively. All of our property and equipment is located in the United States.

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

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows (in thousands, except years and percentages):

	2024	2023
Straight-line rent expense recognized for operating lease	$482	$482
Variable rent expense recognized for operating lease	91	69
Total rent expense	$573	$551

Weighted average remaining lease term (in years)	2.1	3.1
Weighted average discount rate	10.74%	10.74%

Supplemental cash flow information related to the operating lease for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$365	$315
Cash lease expense (imputed interest expense component of net loss)	119	156
Total rent expense	$484	$471

Future minimum lease payments under the operating lease as of December 31, 2024 are as follows (in thousands):

2025	$499
2026	514
2027	44
Total undiscounted lease payments	$1,057
Less imputed interest	106
Total operating lease liabilities	$951

(6)	Collaborative Agreements

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

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued expenses	$22	$75
Accrued salaries and employee benefits	641	661
Accrued clinical trial costs	356	1,017
Grant liability	468	471
Customer deposits	64	90
Payable to related party	—	71
Total	$1,551	$2,385

(8)	Stockholders’ Equity

Warrants – Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Balance as of December 31, 2022	161,648	$95.40
Warrants expired	(19,759)	101.25
Balance as of December 31, 2023	141,889	$94.50
Warrants for common stock sold	2,467,104	3.10
Warrants expired	(141,889)	94.50
Balance as of December 31, 2024	2,467,104	$3.10

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

November 2023 Financing - On November 16, 2023, we sold 133,333 shares of our common stock in a registered direct offering (the Offering) at a price of $9.75 per share. The gross proceeds of the Offering were $1.3 million, with associated issuance costs of $312,000.

June 2023 Financing - On June 21, 2023, we sold to certain existing investors and other institutional investors, as well as certain of our directors and officers, 75,543 shares of our common stock in a registered direct offering (the June 2023 Offering) at an offering price of $35.04 per share. Certain of our directors and executive officers purchased an aggregate of 13,556 of such shares. The gross proceeds of the June 2023 Offering were approximately $2.6 million, with associated issuance costs of approximately $194,000.

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

On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering amount of up to $2.75 million during the term of the Sales Agreement through or to HCW as sales agent or principal, of which $264,000 was available as of September 30, 2024. We have filed a prospectus supplement, the ATM Prospectus Supplement, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

On December 2, 2024, we filed a prospectus supplement to the ATM Prospectus Supplement that updated the maximum aggregate offering amount to approximately $1.3 million.

During the years ended December 31, 2024 and 2023, we sold an aggregate of 428,864 and 14,349 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of approximately $2.5 million and $441,000, with associated issuance costs of $94,000 and $179,000, respectively. As of December 31, 2024, approximately $1.3 million of common stock may still be sold pursuant to the Sales Agreement.

(9)	Share-Based Compensation

In 2002, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2002 Stock Plan (2002 Plan), and the Company assumed the 2002 Plan in the Merger. We have not granted or do not intend to grant any additional awards under the 2002 Plan following the Merger. In 2016, BioCardia Lifesciences adopted, and the BioCardia Lifesciences shareholders approved, the 2016 Equity Incentive Plan (2016 Plan), and the Company assumed the 2016 Plan in the Merger. BioCardia has granted awards, including incentive stock options and non-qualified stock options, under the 2016 Plan following the Merger. Under the 2002 Plan and the 2016 Plan, the number of shares, terms, and vesting periods are determined by the Company’s board of directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. The per share exercise price shall be no less than the fair market value on the date of the grant. Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The number of shares reserved for issuance or transfer pursuant to awards under the 2016 Plan will be increased by (i) the number of shares represented by awards outstanding under 2016 Plan that are returned to the plan because they are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, (ii) if approved by the Administrator of the 2016 Plan, an annual increase on the first day of each fiscal year equal to the lessor of (A) 4% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year; (B) 66,666 shares. As of December 31, 2024, 24,373 shares were authorized and available for awards under the 2016 Plan.

The Company recognizes in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2024 and 2023 was recorded as follows (in thousands):

	Years ended
	December 31,
	2024	2023
Research and development	$413	$465
Selling, general and administrative	328	565
Total share-based compensation	$741	$1,030

The following table summarizes activity under our stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2022	145,513	$60.60	7.5
Stock options granted	47,219	20.85
Stock options exercised	(13)	22.35
Stock options forfeited	(26,512)	36.30
Stock options expired	(423)	241.35
Balance, December 31, 2023	165,784	$52.67	6.8
Stock options granted	14,974	2.65
Stock options forfeited	(3,177)	33.97
Stock options expired	(9,397)	63.51
Balance, December 31, 2024	168,184	$47.97	6.6	$—
Exercisable, December 31, 2024	121,530	$59.49	5.8	$—
Options vested and expected to vest	168,184	$47.97	6.6	$—

The aggregate intrinsic value as of December 31, 2024 represents the difference between the total pre-tax value (i.e., the difference between our stock price and the exercise price) of stock options outstanding, based on our common stock closing price of $2.18 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The total intrinsic value of options exercised was zero and $161 in the years ended December 31, 2024 and 2023, respectively. The weighted average grant-date BSM fair value of options granted during the years ended December 31, 2024 and 2023 was $2.37 and $17.75 per share, respectively.

Employee, Director and Non-employee Share-Based Compensation

During the years ended December 31, 2024 and 2023, we granted stock options to certain employees, non-employee directors and non-employees to purchase 14,974 and 47,219 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Years ended
	December 31,
	2024	2023
Risk-free interest rate	3.9%	3.7	-	4.9%
Volatility	125%	110	-	120%
Dividend yield	None	None
Expected term (in years)	6.25	6.25	-	10.0

Unrecognized share-based compensation for employees, non-employee directors and non-employee options granted through December 31, 2024 is $697,000 to be recognized over a remaining weighted average service period of 1.8 years.

Share-Based Compensation (RSUs)

During the years ended December 31, 2024 and 2023, respectively, we granted to certain members of management 113,427 and 22,103 restricted stock units, or RSUs, in lieu of paying bonuses. The fair value of each RSU was estimated on the closing market price of our common stock on the grant date.

The following table summarizes the activity for RSUs during the years ended December 31, 2024 and 2023:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2022	1,435	$64.95
RSUs granted	22,104	25.50
RSUs RSUs vested and settled	(16,080)	28.95
RSUs forfeited	(7,459)	25.50
Balance, December 31, 2023	—	$ n/a
RSUs granted	113,427	2.65
RSUs released	(60,409)	2.65
RSUs forfeited	(53,018)	2.65
Balance, December 31, 2024	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and non-employee RSUs granted through December 31, 2024 was $0.

(10)	Concentrations

Three customers accounted for approximately 62%, 22% and 16%, respectively, of total revenues in 2024. Two customers accounted for approximately 71% and 21%, respectively, of total revenues in 2023. We had zero accounts receivable on December 31, 2024, and two customers accounted for approximately 58% and 11%, respectively, and three customers each accounted for approximately 10% of accounts receivable on December 31, 2023.

(11)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	2024	2023
Net loss	$(7,946)	$(11,571)
Weighted average shares used to compute net loss per share, basic and diluted	2,743,828	1,411,998
Net loss per share, basic and diluted	$(2.90)	$(8.19)

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	December 31,
	2024	2023

Stock options to purchase common stock	168,184	165,784
Unvested restricted stock units	—	—
Common stock warrants	2,467,104	141,889
Total	2,635,288	307,673

(12)	Income Taxes

Our provision for income taxes for the years ended December 31, 2024 and 2023 was $0 for both years.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2024 and 2023. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2024	2023
Tax at federal statutory rate	$(1,669)	$(2,430)
State, net of federal benefit	(364)	(342)
Research and development credit	(162)	(267)
Share-based compensation	176	178
Net operating loss expiration	233	130
Other	1	3
Change in valuation allowance	1,785	2,728
Total provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2024 and 2023 were as follows (in thousands):

	Years ended December 31,
	2024	2023
Accrued compensation	$160	$147
Inventory adjustments	40	33
Depreciation and amortization	14	13
Share-based compensation	924	806
Net operating loss and tax credit carryforwards	34,539	32,910
Research and development capitalization	2,807	2,784
Other	13	19
Gross Deferred Tax Asset	38,497	36,712
Valuation Allowance	(38,497)	(36,712)
Net deferred tax asset	$—	$—

We had approximately $119.4 million and $65.3 million of federal and state net operating loss (NOL) carryforwards, respectively, as of December 31, 2024. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2024 and 2028 for federal and state purposes, respectively, with 2018-2024 federal NOLs having no expiration date. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

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

As of December 31, 2024, we had federal and state research and development credits of approximately $4.1 million and $3.0 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforwards have no expiration.

We do not believe that these assets are realizable on a more likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance. We did not have deferred tax liabilities as of December 31, 2024 or 2023. The net increases in the total valuation allowance of approximately $1.8 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively, was primarily from the net operating losses generated. No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2024	2023
Balance, beginning of year	$1,677	$1,519
Additions based on tax positions related to the current year	98	158
Balance, end of year	$1,775	$1,677

Recognition of approximately $1.3 million and $1.2 million of unrecognized tax benefits would impact the effective rate at December 31, 2024 and 2023, respectively, if recognized. Increases in 2024 relate to increased research and development activity.

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

As of December 31, 2024, we have received $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred, and $282,000 of the qualifying costs had been incurred as of December 31, 2024. The remaining $468,000 was recorded as grant liability in accrued expenses and other current liabilities on the consolidated balance sheet at December 31, 2024. The amount is recorded as a liability as the amounts are refundable, should a default by us, as defined in the agreement, occur prior to incurring the qualifying costs.

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

In March 2022, we entered into confidential settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude all remaining matters thereunder (the Litigation Funding Settlement). Under the terms of the Litigation Funding Settlement, litigation and corporate counsel provided credits and refunds of legal fees totaling $688,000, which offset the amounts owed to us by the Funder under the Funding Agreement, and provided up to $300,000 in future discounts on legal services. As a result of the Litigation Funding Settlement, we remitted the discounts, as received, to the Funder on a quarterly basis. During the years ended December 31, 2024 and 2023, we received discounts totaling $42,000 and $179,000, respectively. As of December 31, 2024 and December 31, 2023, we recorded a related party payable for discounts owed to the Funder in accrued expenses and other current liabilities of $0 and $79,000, respectively. As of December 31, 2024, all of the future potential discounts have been collected and remitted to the Funder.

(16)	Employee Benefit Plans

Our U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the IRC. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. We made matching contributions of $18,000 and $28,000 during the years ended December 31, 2024 and 2023, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two fiscal years ended December 31, 2024 and 2023, there were no: (1) disagreements with PKF San Diego, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. All of our directors other than Peter Altman, Ph.D. are independent within the meaning of the listing standards of the NASDAQ Stock Market, LLC (Nasdaq). Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. The Class III directors will be up for election at our 2025 annual stockholder meeting.

The following table sets forth the names, ages as of March 26, 2025, and certain other information for each of our directors:

	Class	Age	Position	Director Since (4)	Current Term Expires

Peter Altman, Ph.D.	I	58	President, Chief Executive Officer and Director	2002	2026
Bill Facteau(1)	I	55	Director	2023	2026
Jim Allen(2)	II	69	Director	2019	2027
Andrew Blank(2)(3)	II	68	Chairman of the Board of Directors	2019	2027
Richard Krasno, Ph.D.(1)(3)	III	83	Director	2016	2025
Jay M. Moyes(1)(3)	III	71	Director	2011	2025
Simon H. Stertzer, M.D.	III	89	Director	2002	2025

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

Bill Facteau was appointed to our board of directors effective October 2023. Mr. Facteau is the President and Chief Executive Officer of Earlens Corporation, which is focused on transforming the hearing aid industry with its novel and proprietary light-based technology and has served in that capacity since November 2013. Prior to joining Earlens, Mr. Facteau served as President and Chief Executive Officer of Acclarent, the company that created Balloon Sinuplasty. Mr. Facteau previously served as a director on the board of a number of companies, including Acclarent, Aerin Medical, PROCEPT BioRobotics, Neotract, CVI, Cabachon and ExploraMed. Mr. Facteau holds a bachelor’s degree from the University of Connecticut.

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

Jim Allen was appointed to our board of directors in October 2019. Mr. Allen is Chief Executive Officer and President of Sea Star, Inc., a real estate development company, and has served in that capacity since he founded the company in February 1989. Mr. Allen has founded multiple companies from concept to full operation involving the development of various technologies, patents, manufacturing processes, and sales, distribution and maintenance programs. Six of his ventures have resulted in sales to publicly-traded companies. One of his companies was sold to Roper Technologies, Inc. and he is currently serving in a consulting capacity for TransCore Atlantic LLC, a Roper Technologies, Inc. company. He is a named inventor on 29 issued and pending patents. Mr. Allen studied business at Troy University and Auburn University at Montgomery.

We believe that Mr. Allen possesses specific attributes that qualify him to serve as a member of our board of directors, including his operational expertise and extensive track record of successful business ventures.

Andrew Scott Blank is Chairman of our board of directors and was appointed to our board of directors in October 2019. Mr. Blank is President of National Brands, Inc., an investment group that was one of the largest Anheuser-Bush beer distributors prior to divesture of those operations and has served in that capacity since March 1993. Mr. Blank also currently serves as President of WareITis Technologies, developer of one of the foremost enterprise level content management software suites called Records Studio, President of Archive America, one of the country’s largest family-owned document storage firms, President of Seaboard Warehouse Terminals, Seaboard Chicago U.S. and Seaboard Warehouse, a group of companies providing nationwide third-party logistics services, and President of the Blank Family Foundation, a private family foundation that provides philanthropic support to worthy charitable organizations. Mr. Blank also currently serves on the board of directors of Neumentum, Inc. Mr. Blank holds a bachelor’s degree in business from the University of Miami.

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

Jay M. Moyes has served on our board of directors since 2011. He has served on the board of directors of Puma Biotechnologies (NYSE: PBYI) since April 2012, and on the board of directors of Achieve Life Sciences from 2018 to the present and he served on the board of directors and Chairman of the Audit Committee of Osiris Therapeutics (NASDAQ: OSIR), a biosurgical company, from May 2006 until December 2017. He also served as a member of the board of directors and Chairman of the Audit Committee of Integrated Diagnostics, a privately held molecular diagnostics company, from 2011 to 2016. From 2012 to 2014, Mr. Moyes served as a member of the board of directors of Amedica Corporation, a publicly traded orthopedics company, and as Chief Financial Officer from 2013 to 2014. Mr. Moyes was the Chief Financial Officer of Sera Prognostics, Inc. (NASDAQ: SERA), a women’s health diagnostics company, from March 2020 to June 2023. From 2008 to 2009, Mr. Moyes served as Chief Financial Officer of CareDx, a publicly traded molecular diagnostics company. Prior to that, he served as Chief Financial Officer of Myriad Genetics, Inc., a publicly held healthcare diagnostics company, from June 1996 until his retirement in November 2007, and as Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG from 1979 to 1991. He also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 to 2006. Mr. Moyes holds a Master of Business Administration from the University of Utah, a Bachelor of Arts in economics from Weber State University and is formerly a Certified Public Accountant.

We believe that Mr. Moyes possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive background in finance and accounting in the life sciences industry.

Simon H. Stertzer, M.D. has served on our board of directors since 2002. Dr. Stertzer is a Professor of Medicine, Emeritus at the Stanford University School of Medicine, Division of Cardiovascular Medicine. He was appointed Professor of Medicine at Stanford University in 1998 and became Professor Emeritus at Stanford University in 2011. Dr. Stertzer serves on the medical advisory board of Avenda Health, a private prostate cancer therapy company, and was appointed in June 2019. Dr. Stertzer is managing member of Windrock Enterprises, LLC, a real estate investment company since May 1999. He has served as a Director of Frontiere Algorithmic Design LLC, and AIVA App LLC, both software development companies, from June 2014 to October 2020. Dr. Stertzer was a founder and board member of Arterial Vascular Engineering, an angioplasty balloon and stent company that went public in 1996 and was subsequently acquired by Medtronic. He also serves as Director of AVIA App LLC since 2015. Dr. Stertzer received his Doctor of Medicine degree from New York University. He also earned a Certificat de Physiologie from University of Paris (Sorbonne) and had a fellowship at New York University Hospital in Cardiovascular Disease. Dr. Stertzer received a Bachelor of Arts degree in Humanities from Union College.

We believe that Dr. Stertzer possesses specific attributes that qualify him to serve as a member of our board of directors, including his historical association with our company and his expertise in interventional cardiology and the operational experience he has accumulated in the life sciences industry.

Director Independence

In accordance with the listing requirements of Nasdaq and our Corporate Governance Guidelines, a majority of our Board must be composed of independent directors. Our Board has determined that all of our directors, other than Dr. Altman, qualify as “independent” directors in accordance with listing requirements of Nasdaq and Rule 10A-3 of the Exchange Act. Dr. Altman is not considered independent because he is an employee of BioCardia.

Board Leadership Structure

Board Structure. Our board of directors has seven authorized seats divided into three classes (Class I, Class II and Class III) with staggered three-year terms. Three Class III directors are to be elected at the 2025 annual stockholder meeting to serve a three-year term expiring at the 2028 annual meeting of stockholders or until their respective successors have been elected and qualified. The Class I directors and the Class II directors will continue to serve their respective terms until the respective 2027 and 2026 annual meetings of stockholders.

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

Board Meetings and Committees

During our fiscal year ended December 31, 2024, the board of directors held ten meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we invite, but do not require, our directors to attend. None of our non-employee directors attended our 2024 annual meeting of the stockholders.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee currently consists of Jay Moyes, who is the chair of the committee, Richard Krasno, Ph.D. and Bill Facteau, each of whom is independent for Audit Committee purposes under the requirements of Nasdaq and SEC rules and regulations. Mr. Moyes is an “audit committee financial expert” as the term is defined under Item 407 of Regulation S-K. The audit committee operates under a written charter. The functions of the audit committee include:

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

Our audit committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2024, our audit committee held seven meetings.

Compensation Committee

Our compensation committee currently consists of Andrew Blank, who is the chair of the committee, Jay Moyes and Richard Krasno, Ph.D., each of whom is independent in accordance with the Nasdaq standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities and Exchange Act of 1934, as amended (Exchange Act). The compensation committee operates under a written charter. The functions of the compensation committee include:

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

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2024, our compensation committee held one meeting.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Andrew Blank, who is the chair of the committee, and Jim Allen, each of whom is independent in accordance with the Nasdaq standards. The nomination committee operates under a written charter. The functions of the nominating and corporate governance committee include:

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

•

reviewing actual and potential conflicts of interest of members of the board of directors and corporate officers, other than related-party transactions reviewed by the Audit Committee, and approving or prohibiting any involvement of such people in matters that may involve a conflict of interest or taking of a corporate opportunity.

Our nominating and corporate governance committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2024, our nominating and corporate governance committee held no meetings.

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

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. RDG PLEASE TAG IN XBRL FORMAT

In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the fiscal year ended December 31, 2024. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2024, all Section 16(a) filing requirements were satisfied on a timely basis.

Executive Officers

The following table identifies certain information about our executive officers as of March 26, 2025. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Peter Altman, Ph.D.	58	President, Chief Executive Officer, and Director
David McClung	61	Chief Financial Officer
Edward Gillis	63	Senior Vice President of Devices

The service of our executive officers prior to 2016 noted in the narrative below includes service with BioCardia Lifesciences, Inc., the company we merged with in the reverse merger transaction in October 2016. For a brief biography of Dr. Altman, please see Item 10, “Board of Directors” above.

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

Fiscal 2024 Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers, who are comprised of (1) our principal executive officer and (2) our two highest compensated executive officers other than the principal executive officer.

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(2)	($)	($) (1)	($)	($)

Peter Altman, Ph.D.	2024	493,388	—	—	—	—	493,388
President, Chief Executive Officer, and Director	2023	515,513	116,599	—	230,724	—	862,836
David McClung	2024	354,942	—	—	—	—	354,942
Chief Financial Officer	2023	370,858	63,749	—	98,611	—	533,218
Edward Gillis	2024	251,804	—	—	—	—	251,804
Senior Vice President, Devices	2023	263,096	41,654	—	63,275	—	368,025

(1) These amounts reflect the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 to our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.

(2) This amount was earned as a bonus in the fiscal year ending December 31, 2023 and was paid out as RSUs in 2024. Such RSUs vested in full on October 16, 2024.

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

Potential Payments on Termination or Change of Control

We have entered into change of control and severance agreements with each of Dr. Altman and Mr. McClung. Under each of these agreements, if, within the period three months prior to and 12 months following a “change of control” (such period, the “change in control period”), we terminate the employment of the applicable employee other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s change of control and severance agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is generally entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 150% for Dr. Altman and 100% for Mr. McClung, (ii) a lump sum payment equal to the following percentage of the employee’s target annual bonus: 150% for Dr. Altman and 100% for Mr. McClung, (iii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 18 months for Dr. Altman and 12 months for Mr. McClung, and (iv) accelerated vesting as to 100% of the employee’s outstanding unvested equity awards.

Additionally, under each of these agreements, if, outside of the change in control period, we terminate the employment of the applicable employee other than for cause, death or disability, or the employee resigns for good reason and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is generally entitled to receive (i) a lump sum payment equal to the following percentage of the employee’s annual base salary: 100% for Dr. Altman and 50% for Mr. McClung, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for 12 months for Dr. Altman and six months for Mr. McClung, and (iii) the employee’s outstanding unvested equity awards will vest as to an additional 24 months for Dr. Altman and 12 months for Mr. McClung.

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

Outstanding Equity Awards at 2024 Year-End

The following table sets forth summary information regarding the outstanding equity awards for each of the named executive officers as of December 31, 2024:

		Option Awards(1)(2)					Stock Awards(2)
Name	Grant	Number of		Number of	Option	Option	Number of	Market
	Date	Securities		Securities	Exercise	Expiration	Shares or	Value
		Underlying		Underlying	Price ($)(3)	Date	Units of	of Shares or
		Unexercised		Unexercised			Stock	Units of
		Options (#)		Options (#)			That Have	Stock
		Exercisable		Unexercisable			Not Vested	That Have
							(#)	Not Vested
								($)
Peter Altman	8/19/2016	8,963	(4)	—	$79.80	8/19/2026	—	$—
	2/1/2018	2,962	(4)	—	$79.80	2/1/2028	—	$—
	8/27/2019	4,736	(4)	—	$75.00	8/27/2029	—	$—
	4/24/2020	3,675	(4)	—	$51.45	4/24/2030	—	$—
	4/21/2021	11,338	(5)	493	$52.35	4/21/2031	—	$—
	4/14/2022	6,658	(5)	2,742	$22.35	4/14/2032	—	$—
	5/18/2023	4,659	(5)	5,989	$25.50	5/18/2033	—	$—

David McClung	8/9/2016	478	(4)	—	$79.80	8/9/2026	—	$—
	8/19/2016	493	(4)	—	$79.80	8/19/2026	—	$—
	2/1/2018	1,177	(4)	—	$79.80	2/1/2028	—	$—
	8/27/2019	1,883	(4)	—	$75.00	8/27/2029	—	$—
	4/24/2020	1,702	(4)	—	$51.45	4/24/2030	—	$—
	4/21/2021	4,845	(5)	211	$52.35	4/21/2031	—	$—
	4/14/2022	2,833	(5)	1,167	$22.35	4/14/2032	—	$—
	5/18/2023	1,991	(5)	2,560	$25.50	5/18/2033	—	$—

Edward Gillis	6/25/2020	2,000	(6)	-	$37.35	6/25/2030	—	$—
	12/3/2020	1,000	(7)	-	$38.25	12/3/2030	—	$—
	4/21/2021	3,109	(5)	135	$52.35	4/21/2031	—	$—
	4/14/2022	1,794	(5)	739	$22.35	4/14/2032	—	$—
	5/18/2023	1,278	(5)	1,642	$25.50	5/18/2033	—	$—

(1) Information for this table is depicted on an award-by-award basis unless the exercise price and expiration date are identical.

(2) Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective pursuant to amendments to our certificate of incorporation effective on November 2, 2017, May 7, 2019 and May 29, 2024, respectively.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information RDG: Please tag in XRBL.

Our board of directors and compensation committee do not take material nonpublic information into account when determining the timing and terms of any stock option grant. The timing of any stock option grants to recipients in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

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

In 2024, our Compensation Committee, and our board of directors adopted, the compensation for non-employee directors set forth in the table below:

Position	Annual Cash Retainer($)	Annual RSU Grant(#)
Base Fee	$40,000	829	(1)
Chairperson Fee
Chairman of the Board	32,500
Audit Committee	15,000
Compensation Committee	12,000
Nominating and Corporate Governance Committee	9,000
Committee Member Fee
Audit Committee	7,500
Compensation Committee	6,000
Nominating and Corporate governance	5,000

(1) An award of 829 stock options was granted to each incumbent non-employee director on October 11, 2024, which will vest on October 11, 2025.

Compensation for 2024

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2024:

Director	Fees Earned or Paid in Cash($)	Stock Awards $ (1)	Option Awards ($) (1)	Total ($)
Jim Allen	$45,000	$—	$1,966	$46,966
Andrew Blank	$93,500	$—	$1,966	$95,466
Richard Krasno, Ph.D.	$53,500	$—	$1,966	$55,466
Jay M. Moyes	$61,000	$—	$1,966	$62,966
Simon H. Stertzer, M.D.	$40,000	$—	$1,966	$41,966
Bill Facteau	$47,500	$—	$1,966	$49,466

(1) This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 to our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2024.

Director	Aggregate Number of Stock Options Outstanding		Aggregate Number of Stock Awards Outstanding
Jim Allen	3,313	(1)	—
Andrew Blank	3,313	(1)	—
Richard Krasno, Ph.D.	3,313	(1)	—
Jay M. Moyes	3,573	(2)	—
Simon H. Stertzer, M.D.	3,573	(2)	—
Bill Facteau	3,729	(3)	—

(1) Includes (i) 2,484 shares subject to an option that is fully vested and exercisable, and (ii) 829 shares subject to an option that vests on October 11, 2025.
(2) Includes (i) 2,744 shares subject to an option that is fully vested and immediately exercisable, and (ii) 829 shares subject to an option that vests on October 11, 2025.

(3) Includes (i) 1,519 shares subject to an option that is fully vested and immediately exerciseable, (ii) 829 shares subject to an option that vests on October 11, 2025, and (iii) 1,381 shares subject to an option that vests in two equal annual installments beginning on October 18, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of March 26, 2024 are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of March 26, 2025, there were 4,680,005 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o BioCardia, Inc., 320 Soquel Way, Sunnyvale, CA 94085.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares	(%)
5% Stockholders:
Andrew Blank (1)	258,020	5.4%
Entities affiliated with Thomas A. Satterfield, Jr. (2)	388,147	8.0%
Named Executive Officers and Directors:
Jim Allen (3)	162,145	3.4%
Andrew Blank (1)	258,020	5.4%
Peter Altman, Ph.D. (4)	198,427	4.2%
Edward Gillis (5)	18,625	*
Richard Krasno, Ph.D. (6)	5,629	*
David McClung (7)	54,489	1.2%
Jay M. Moyes (8)	6,360	*
Bill Facteau (9)	1,518	*
Simon H. Stertzer, M.D. (10)	141,344	3.0%
All directors and executive officers as a group (9 people)	846,557	17.0%

* Represents beneficial ownership of less than 1%.

(1) Includes (i) 9,812 shares of our common stock held by Mr. Blank, (ii) 134,724 shares of our common stock held by Andy Blank Revocable Living Trust, of which Mr. Blank serves as trustee, (iii) 2,484 shares subject to options vested and exercisable within 60 days of March 26, 2025, and (iv) 111,000 shares subject to warrants held by Mr. Blank.

(2) Includes (i) 49,999 shares of common stock and 52,150 shares of common stock issuable upon exercise of warrants are held by Tomsat Investment & Trading Co., Inc, a corporation wholly owned by Mr. Satterfield and of which he serves as President; (ii) 96,334 shares of common stock and 69,666 shares of common stock issuable upon exercise of warrants are held by A.G. Family L.P., a partnership managed by a general partner controlled by Mr. Satterfield; and (iii) 30,000 shares are held by Caldwell Mill Opportunity Fund, LLC which fund is managed by an entity of which Mr. Satterfield owns a 50% interest and serves as Chief Investment Manager. Additionally, Mr. Satterfield has a limited power of attorney for voting and disposition purposes with respect to the following shares: Rebecca A. Satterfield (2,500 shares). Ms. Satterfield has the right to receive or the power to direct the receipt of the proceeds from the sale of her shares. The address for these entities is 15 Colley Cove Drive, Gulf Breeze, Florida 32561. The foregoing information is based on Schedule 13G/A of Thomas A. Satterfield, Jr. filed on February 12, 2025, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(3) Includes (i) 109,623 shares of our common stock held by Mr. Allen, (ii) 26 shares of our common stock held by Mr. Allen and Kyle Johnson and over which Mr. Allen shares voting and dispositive power, (iii) 6 shares of our common stock, held by Wesley Upchurch and over which Mr. Allen shares voting and dispositive power, (iv) 6 shares of our common stock, held by Judson Upchurch and over which Mr. Allen shares voting and dispositive power, (v)  2,484 shares subject to options vested and exercisable within 60 days of March 26, 2025 and (vi) 50,000 shares subject to warrants held by Mr. Allen.

(4) Includes (i) 108,420 shares of our common stock held by Dr. Altman, (ii) 44,737 shares subject to options vested and exercisable within 60 days of March 26, 2025, and (iii) 45,270 shares subject to warrants held by Dr. Altman.

(5) Includes (i) 8,968 shares of our common stock held by Mr. Gillis and (ii) 9,657 shares subject to options vested and exercisable within 60 days of March 26, 2025.

(6) Includes (i) 3,145 shares of our common stock held by Dr. Krasno and (ii) 2,484 shares subject to options vested and exercisable within 60 days of March 26, 2025.

(7) Includes (i) 30,008 shares of our common stock held by Mr. McClung, (ii) 16,148 shares subject to options vested and exercisable within 60 days of March 26, 2025, and (iii) 8,333 shares subject to option grants held by Mr. McClung.

(8) Includes (i) 3,616 shares of our common stock and (ii) 2,744 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of March 26, 2025.

(9) Includes (i) 1,518 shares subject to options vested and exercisable within 60 days of March 26, 2025.

(10)  Includes (i) 59,204 shares of common stock held by the Stertzer Family Trust, (ii) 15,379 shares of our common stock held by Windrock Enterprises L.L.C., (iii) 777 shares of our common stock held by the Stertzer Gamma Trust, (iv) 6,102 shares our common stock held by Stertzer Holdings LLC, (v) 57,050 shares of our common stock held by Dr. Stertzer (vi) 88 shares of our common stock held by Dr. Stertzer and his spouse Kimberly Stertzer, and (vii) 2,744 shares subject to options that are vested and exercisable within 60 days of March 26, 2025, held by Dr. Stertzer.  Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC. The business address for these entities is 320 Soquel Way, Sunnyvale, California 94085.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation

Equity compensation plans approved by stockholders(1)(2)	165,081	$44.30	361,064
Equity compensation plans not approved by stockholders(4)	3,103	$243.00	-
Total	168,184	$47.97	361,064

(1) Our 2016 Equity Incentive Plan provides that the number of shares of common stock available for issuance under the plan will automatically increase on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 66,666 shares, (ii) four percent (4%) of the outstanding shares of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such other amount determined by the board of directors no later than the last day of the immediately preceding fiscal year.

(2) Where applicable, share numbers have been adjusted to reflect each of the Company’s reverse stock splits, which became effective on November 2, 2017, May 7, 2019, and May 30, 2024, respectively.

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

Related Party Transactions

We describe below transactions and series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

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

On April 9, 2020, we entered into a Litigation Funding Agreement (the “Funding Agreement”) with BSLF, L.L.C. (the “Funder”), an entity owned and controlled by Andrew Blank, a member of our board of directors, for the purpose of funding the Company’s legal proceedings and any and all claims, actions and/or proceedings relating to or arising from the case captioned Boston Scientific Corp., et al., v. BioCardia Inc., Case No. 3:19-05645-VC, U.S.D.C., N. D. Cal (the "Litigation”). On April 12, 2021, all parties to the Litigation entered into a confidential settlement agreement. All claims in the Litigation were dismissed. The settlement did not result in any material benefit or liability to the Company. In March 2022, we entered into settlement agreements with our litigation service providers and the Funder to terminate the Funding Agreement and conclude on all remaining matters thereunder. Under the terms of the confidential agreements, the Company’s corporate counsel agreed to provide up to $300,000 in future discounts on legal services. The Company agreed to remit the discounts, as received, to the Funder on a quarterly basis. During the year ended December 31, 2024, the Company remitted credits totaling $112,876 to BSLF in accordance with the settlement agreement.

In February 2024, we entered into a securities purchase and registration rights agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as Peter Altman, our President and Chief Executive Officer. Pursuant to such agreement, we sold an aggregate of 134,199 shares of our common stock and warrants to purchase an aggregate of 67,104  shares of our common stock, including 7,207 and 3,604, respectively, to Dr. Altman. The Company also agreed to provide for the resale of such securities pursuant to a registration statement. The gross proceeds of the Offering were $875,000, with associated issuance costs of $43,000. Dr. Altman invested $50,000.

In August 2024, we entered into a securities purchase agreement with certain purchasers. Pursuant to such agreement, we sold an aggregate of (i) 1,377,990 shares of our common stock and accompanying warrants to purchase an aggregate of 1,377,990 shares of our common stock at an offering price of $3.00 per share and accompanying warrant and (ii) pre-funded warrants to purchase an aggregate of 1,022,010 shares of our common stock and accompanying warrants to purchase an aggregate of 1,022,010 shares of our common stock at an offering price of $2.999 per pre-funded warrant and accompanying warrant. Certain of our 5% stockholders, directors, and executive officers invested in such offering as follows: entities affiliated with Thomas A. Satterfield, Jr. invested $210,000, Andrew Blank invested $333,000, Jim Allen invested $150,000, Peter Altman, Ph.D. invested $125,000, and David McClung invested $25,000.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by PKF San Diego, LLP for the audits of our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees (1)	$278	$261
Audit−Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$278	$261

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

All fees described above were pre-approved by our Audit Committee

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by PKF San Diego, LLP that would have required our audit committee to consider their compatibility with maintaining the independence of PKF San Diego, LLP.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1*	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(3)	Amended and Restated Bylaws
4.1(4)	Specimen common stock certificate
4.2(5)#	BioCardia 2002 Stock Plan, as amended
4.3(6)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(7)#	BioCardia 2016 Equity Incentive Plan, as amended
4.5(8)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(9)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7(10)	Description of Registered Securities
4.8(11)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
4.9(12)	Form of Securities Purchase and Registration Rights Agreement, dated December 14, 2022, between the Company and certain qualified institutional buyers and institutional accredited investors.

4.10(13)

Form of Securities Purchase and Registration Rights Agreement, dated February 9, 2024, by and among the Company and certain qualified institutional buyers and institutional accredited investors (including the Form of Warrant attached as Exhibit A thereto).

4.11(14)	Form of Warrant to Purchase Shares of Common Stock
10.1(15)#	Form of Indemnification Agreement for directors and executive officers
10.2(16)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(17) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.4(18)	Second Amendment to License and Distribution Agreement, dated September 22, 2022, by and between Biomet Biologics, LLC
10.6(19)	Lease agreement, dated December 14, 2021 between the Company and the Irvine Company LLC
10.8(20)	At The Market Offering Agreement, dated December 6, 2023, by and between BioCardia, Inc. and H.C. Wainwright & Co., LLC.
10.9(21)	Amendment to Change of Control and Severance Agreement, dated May 30, 2024, by and between BioCardia, Inc. and Peter Altman
10.10(22)	Amendment to Change of Control and Severance Agreement, dated May 30, 2024, by and between BioCardia, Inc. and David McClung
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of PKF San Diego, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 121 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code).
97.1(23)	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(4)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(5)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(7)	Previously filed as Exhibit 4.4 to the Annual Report on Form 10-K filed by us on March 30, 2021.
(8)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(9)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.10 to the Annual Report on Form 10-K filed by us on April 9, 2020.
(11)	Previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by us on May 15, 2020.
(12)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 15, 2022.
(13)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on February 9, 2024.
(14)	Previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed by us on September 3, 2024.
(15)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(16)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(17)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(18)	Previously filed as Exhibit 10.4 to the Annual Report on 10-K filed by us on March 29, 2023.
(19)	Previously filed as Exhibit 10.14 to the Annual Report on 10-K filed by us on March 29, 2022.
(20)	Previously filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on December 6, 2023.
(21)	Previously filed as Exhibit 10.10 to the registration statement on Form S-1 filed by us on August 9, 2024.
(22)	Previously filed as Exhibit 10.11 to the registration statement on Form S-1 filed by us on August 9, 2024.
(23)	Previously filed as Exhibit 97.1 to the Annual Report on Form 10-K filed by us on March 27, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman, Ph.D.
Peter Altman, Ph.D.
President and Chief Executive Officer

Date: March 26, 2025

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

Signature	Title	Date

/s/ Peter Altman, Ph.D.	President and Chief Executive Officer and Director	March 26, 2025
(Peter Altman, Ph.D.)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	March 26, 2025
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Andrew Blank	Chairman of the Board	March 26, 2025
(Andrew Blank)

/s/ Jim Allen	Director	March 26, 2025
(Jim Allen)

/s/ Richard Krasno, Ph.D.	Director	March 26, 2025
(Richard Krasno, Ph.D.)

/s/ William Facteau	Director	March 26, 2025
(William Facteau)

/s/ Jay M. Moyes	Director	March 26, 2025
(Jay M. Moyes)

/s/ Simon H. Stertzer, M.D.	Director	March 26, 2025
(Simon H. Stertzer, M.D.)