Form 10-Q
period 2025-03-31
BioCardia, Inc.
filed 2025-05-14
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

There were 5,177,890 shares of the registrant’s Common Stock issued and outstanding as of May 13, 2025.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by reference herein, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$949	$2,371
Prepaid expenses and other current assets	224	251
Total current assets	1,173	2,622
Property and equipment, net	21	33
Operating lease right-of-use asset, net	801	898
Other assets	171	171
Total assets	$2,166	$3,724
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$818	$385
Accrued expenses and other current liabilities	2,018	1,551
Operating lease liability - current	398	385
Total current liabilities	3,234	2,321
Operating lease liability - noncurrent	452	566
Total liabilities	3,686	2,887
Commitments and contingencies (Notes 2, 5 and 11)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,682,184 and 4,600,910 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	161,308	160,953
Accumulated deficit	(162,833)	(160,121)
Total stockholders’ equity (deficit)	(1,520)	837
Total liabilities and stockholders’ equity (deficit)	$2,166	$3,724

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2025	2024
Revenue:
Collaboration agreement revenue	$—	$55
Costs and expenses:
Research and development	1,530	1,241
Selling, general and administrative	1,196	1,089
Total costs and expenses	2,726	2,330
Operating loss	(2,726)	(2,275)
Other income (expense):
Total other income, net	14	8
Net loss	$(2,712)	$(2,267)

Net loss per share, basic and diluted	$(0.59)	$(1.35)

Weighted-average shares used in computing net loss per share, basic and diluted	4,635,764	1,675,539

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total

Balance at December 31, 2023	1,577,769	$2	$150,570	$(152,175)	$(1,603)
Sale of common stock under ATM, net of issuance costs of $32	77,127	—	559	—	559
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	134,199	—	832	—	832
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(2,267)	(2,267)
Balance at March 31, 2024	1,789,095	$2	$152,165	$(154,442)	$(2,275)

Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837
Sale of common stock under ATM, net of issuance costs of $27	81,274	—	185	—	185
Share-based compensation	—	—	170	—	170
Net loss	—	—	—	(2,712)	(2,712)
Balance at March 31, 2025	4,682,184	$5	$161,308	$(162,833)	$(1,520)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(2,712)	$(2,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	19
Reduction in the carrying amount of right-of-use assets	97	87
Share-based compensation	170	204
Allowance for doubtful accounts	—	(24)
Changes in operating assets and liabilities:
Accounts receivable	—	29
Prepaid expenses and other current assets	27	43
Accounts payable	422	155
Accrued expenses and other current liabilities	467	311
Operating lease liability	(101)	(87)
Net cash used in operating activities	(1,618)	(1,530)
Financing activities:
Proceeds from sales of common stock	212	1,466
Issuance costs of sale of common stock	(16)	(90)
Net cash provided by financing activities	196	1,376
Net change in cash and cash equivalents	(1,422)	(154)
Cash and cash equivalents at beginning of period	2,371	1,103
Cash and cash equivalents at end of period	$949	$949
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$17	$181

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of March 31, 2025, and for the three months ended March 31, 2025 and 2024 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $162.8 million as of March 31, 2025. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of $949,000 as of March 31, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond July 2025. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond July 2025 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within their control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On March 31, 2025, approximately 98% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were $684,000 in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

(f)	Changes to Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025. There have been no changes to those policies.

(g)	Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, we are assessing the potential impact of this guidance on our consolidated financial statement disclosures.

Apart from the preceding paragraph, recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on our financial statement presentation or disclosures.

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

The following table shows the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	772
Cash in checking account	—	—	—	175
Total cash and cash equivalents	$2	$—	$—	$949

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	2,058
Cash in checking account	—	—	—	311
Total cash and cash equivalents	$2	$—	$—	$2,371

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Computer equipment and software	$165	$165
Laboratory and manufacturing equipment	576	576
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	794	794
Less accumulated depreciation	(773)	(761)
Property and equipment, net	$21	$33

Depreciation expense totaled $12,000 and $19,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Our lease expense was $121,000 for each of the three months ended March 31, 2025 and 2024. The cash paid under the operating lease for base rent for the three months ended March 31, 2025 and 2024 was $125,000 and $121,000, respectively. On March 31, 2025, the weighted average remaining lease term was 1.84 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of March 31, 2025 were as follows (in thousands):

2025	$374
2026	514
2027	44
Total undiscounted lease payments	932
Less imputed interest	82
Total operating lease liabilities	$850

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued expenses	$243	$22
Accrued salaries and employee benefits	844	641
Accrued clinical trial costs	399	356
Grant liability	468	468
Customer deposits	64	64
Total	$2,018	$1,551

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Balance as of December 31, 2024	2,467,104	$3.10
Balance as of March 31, 2025	2,467,104	$3.10

Reverse Stock Split - On May 30, 2024, we effected a 1-for-15 reverse stock split of our common stock and reduced the authorized common shares from 100,000,000 to 50,000,000. The par value was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, warrants, stock options, restricted stock units and per share amounts contained in the accompanying consolidated financial statements and notes have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

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

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering amount of up to $2.75 million during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement, the ATM Prospectus Supplement, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

On December 2, 2024, we filed a prospectus supplement to the ATM Prospectus Supplement that updated the maximum aggregate offering amount to approximately $1.3 million.

During the three months ended March 31, 2025 and 2024, we sold an aggregate of 81,274 and 77,127 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $212,000 and $591,000, with associated issuance costs of $27,000 and $32,000, respectively. As of March 31, 2025, approximately $1.1 million of common stock may still be sold pursuant to the Sales Agreement.

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2025 and 2024 was recorded as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Research and development	$95	$115
Selling, general and administrative	75	89
Total share-based compensation	$170	$204

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2024	168,184	$47.97	6.6	$—
Balance, March 31, 2025	168,184	$47.97	6.3	$—
Exercisable, March 31, 2025	127,826	$58.07	5.7	$—

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2025 is $527,000 to be recognized over a remaining weighted average service period of 1.8 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2025	2024

Stock options to purchase common stock	168,184	162,607
Common stock warrants	2,467,104	208,994
Total	2,635,288	371,601

(10)	Income Taxes

During the three months ended March 31, 2025 and 2024, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2025, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)	Contingencies

We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on our business, financial position, results of operations, or cash flows.

(12)	Subsequent Events

On April 22, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, which closed on April 23, 2025. Pursuant to the agreement, we sold 406,818 shares of our common stock, and warrants to purchase an aggregate of 406,818 shares of our common stock at an exercise price equal to $1.905 per share, which are exercisable at any time before the earlier of April 24, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the Offering were $775,000 before deducting transaction expenses.

During the period from April 1, 2025 to May 13, 2025 we sold an aggregate of 88,888 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $234,000. On April 4, 2025, we filed a prospectus supplement that updated the maximum aggregate offering amount that may be sold pursuant to the Sales Agreement to approximately $1.8 million.

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

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced clinically for two cardiac clinical indications based on the mechanism of action of treating microvascular dysfunction demonstrated by these cells in preclinical studies of enhanced microvascular density and reduced fibrosis: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced clinically as an “off the shelf” cell therapy based on the immunomodulatory mechanism of action for the treatment of ischemic inflammatory HFrEF. Our program for these same cells in acute respiratory distress syndrome has had its investigational new drug (IND) approved by the Food and Drug Administration (FDA), but we have not yet advanced this program in the clinic.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01)

Granted FDA Breakthrough designation, CardiAMP Cell Therapy uses a patient’s own marrow cells delivered to the heart in a minimally invasive, catheter-based procedure to potentially stimulate the body’s natural healing response to increase capillary density, reduce tissue fibrosis, and ultimately treat microvascular dysfunction. The mechanisms that lead to microvascular dysfunction, including fibrotic, inflammatory, apoptotic, and endothelial autonomic dysfunction, are all targets of CardiAMP cell therapy, largely through production of growth factors, cytokines, chemokines, and other factors that directly counteract each of these mechanisms. The CardiAMP autologous cell therapy is delivered during a standard minimally invasive catheter-based procedure. Patients are typically discharged after an overnight stay. The cell therapy is designed to promote microvascular repair through enhanced capillary density and reduced fibrosis, both of which have been demonstrated in small and large animal models of disease.

CardiAMP Cell Therapy Heart Failure Trial (CardiAMP HF)

CardiAMP HF Trial was a randomized, double-blinded, placebo-procedure controlled study of 115 ischemic heart failure patients with HFrEF enrolled at 18 centers in the United States and Canada. The trial assessed the safety and effectiveness of the CardiAMP Cell Therapy System for the treatment HFrEF, an investigational device system that has received Breakthrough Device Designation from the FDA. All patients studied were maintained on heart failure medication, with treated patients receiving a single dose of CardiAMP Cell Therapy adjunctive to medication. Two-year results from the trial were presented as a late-breaking clinical trial at the American College of Cardiology (ACC) Scientific Sessions on March 30, 2025, demonstrating increased survival, decreased cardiac events and improved quality of life for treated patients at two years.

We intend to share the two-year data with both the FDA and Japan Pharmaceuticals and Medical Devices Agency and align on pathways to make CardiAMP available for physicians and their patients.

CardiAMP HF II Phase 3 Trial in Ischemic HFrEF

CardiAMP HF II is a 250-patient randomized multicenter procedure placebo-controlled study of the CardiAMP autologous cell therapy as a one-time treatment for patients with ischemic heart failure with HFrEF on guideline directed medical therapy having elevated NTproBNP. The study is intended to confirm the safety and efficacy results in these patients observed in the CardiAMP HF study.

The primary endpoint in CardiAMP HF II is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. In CardiAMP HF, this composite efficacy endpoint was achieved with statistical significance in the subset of patients with elevated NTproBNP that are the focus of the CardiAMP HF II study (p=0.02).

Advances in this therapeutic approach in CardiAMP HF II include using the cell population analysis at screening to define treatment doses, which enables more patients to be eligible for the therapy, and improvements to the Helix system, which include the introduction of the FDA approved Morph DNA steerable platform.

Patient enrollment in the trial has commenced at three centers in the United States and the first patient was enrolled in April 2025.

CardiAMP Autologous Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

CardiAMP Cell Therapy system, under a second FDA approved investigational device exemption, is being studied in a second related clinical indication of chronic myocardial ischemia with refractory angina. This study is based on the strength of our Phase 2 and 3 ischemic heart failure trial data and previous clinical data on CD34+ mononuclear cells in this indication.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase 3, multi-center, randomized, double-blinded, placebo-controlled study of up to 343 patients at up to 40 clinical sites. The trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina. These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options.

Results from the open-label roll-in cohort of patients having chronic myocardial ischemia with refractory angina to date have shown an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment. The last roll-in cohort patient has recently reached this six-month primary endpoint, and we intend to prepare the primary results of this cohort for publication and presentation.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The Investigational New Drug application (IND) for a Phase 1/2 trial to deliver our allogeneic MSC for the treatment of HFrEF includes a 3+3 roll-in dose escalation cohort now followed by a 360-patient randomized double-blind controlled study based on a recent IND amendment to right size the study for nondilutive funding opportunities. The study utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The low dose cohort of 20 million cells has been completed and there have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response. The Data Safety Monitoring Board recommended that the study proceed as designed in April 2025 based on the 30-day data safety assessment from this cohort.

We intend to fund later development through nondilutive grant applications and partnering. Phase 2 development is anticipated to be advanced in both the United States and Japan and would also enroll in approximately one year.

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

Morph® Access Innovations

All procedures using our Helix transendocardial delivery system include the use of a Morph steerable introducer. We are actively transitioning all procedures using our Helix transendocardial delivery system to our new FDA cleared Morph DNA platform. We received FDA market clearance of an 8 French equivalent for transseptal cardiac procedures, under the name AVANCE. One of the device’s features is that its tendons are designed to enable deflection rotation around the catheter shaft, providing uniform bending in all directions and a substantial reduction of what is called catheter “whip.” This feature is designed to enhance physician control for many procedures. For procedures in the left ventricle of the heart, such as cell and gene therapy and ablation of ventricular tachyarrhythmia, we believe it presents significant advantages.

In July 2024, we completed our planned submission to the FDA for clearance of a Morph-DNA product family across a range of diameters and lengths. This product family was designed for the treatment of aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures. The FDA approved this product family for market release in August 2024. The first commercial devices in 45 cm and 70 cm in 8 French configurations are now available, with additional models to be available later in 2025.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025, which is incorporated by reference herein.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table shows our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Revenue:
Collaboration agreement revenue	$—	$55
Costs and expenses:
Research and development	1,530	1,241
Selling, general and administrative	1,196	1,089
Total costs and expenses	2,726	2,330
Operating loss	(2,726)	(2,275)
Other income (expense):
Total other income, net	14	8
Net loss	$(2,712)	$(2,267)

Revenue. Revenue was $0 in the three months ended March 31, 2025 as compared to $55,000 in the three months ended March 31, 2024. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses increased to approximately $1.5 million in the three months ended March 31, 2025 as compared to approximately $1.2 million in the three months ended March 31, 2024, primarily due to closeout activities in the CardiAMP Heart Failure Trial and the inception of enrollment in the CardiAMP Heart Failure II Trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $1.2 million in the three months ended March 31, 2025 as compared to approximately $1.1 million in the three months ended March 31, 2024.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2025, we had an accumulated deficit of approximately $162.8 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of March 31, 2025, we had cash and cash equivalents of $949,000.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,618)	$(1,530)
Financing activities	196	1,376
Net decrease in cash and cash equivalents	$(1,422)	$(154)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities increased from approximately $1.5 million during the three months ended March 31, 2024 to approximately $1.6 million during the three months ended March 31, 2025, primarily due to closeout activities in the CardiAMP Heart Failure Trial and the inception of enrollment in the CardiAMP Heart Failure II Trial.

Cash Flows from Financing Activities. Net cash provided by financing activities of $196,000 and approximately $1.4 million during the three months ended March 31, 2025 and 2024, respectively, related primarily to proceeds from the sale of common stock and warrants.

February 2024 Financing – On February 9, 2024, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, which closed on February 13, 2024. Pursuant to the agreement, we sold 134,199 shares of our common stock, and warrants to purchase 67,104 shares of our common stock at an exercise price equal to $6.60 per warrant share, subject to certain adjustments, as provided under the terms of the warrant, which are exercisable at any time before February 13, 2026. The gross proceeds of the Offering were $875,000, with associated issuance costs of $43,000.

September 2024 Financing - On August 29, 2024, we entered into securities purchase agreements (the Purchase Agreements) with certain purchasers, pursuant to which we agreed to issue, and sell and the purchasers, in the aggregate to buy, in a public offering (the Registered Offering) (i) 1,377,990 shares of our common stock, $0.001 par value per share (the Common Stock), and accompanying warrants to purchase up to 1,377,990 shares of Common Stock (the Common Warrants), at an offering price of $3.00 per share of Common Stock and accompanying Common Warrant, and (ii) pre-funded warrants (the Pre-Funded Warrants and together with the Common Warrants the Warrants) to purchase up to 1,022,010 shares of Common Stock and accompanying Common Warrants to purchase up to 1,022,010 shares of Common Stock, at an offering price of $2.999 per Pre-Funded Warrant and accompanying Common Warrant. Certain of the Company’s directors and executive officers purchased an aggregate of 211,000 shares of Common Stock and accompanying Common Warrants. The Registered Offering closed on September 3, 2024, with the Company issuing 2,400,000 shares of Common Stock, including the exercise of the Pre-Funded Warrants, and Common Warrants to purchase 2,400,000 shares of Common Stock. Each Common Warrant is exercisable at a price per share of $3.00 and expires on September 3, 2029. The gross proceeds of the Registered Offering were $7.2 million, with associated issuance costs of $926,00.

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time having an aggregate offering amount of up to $2.75 million during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement, the ATM Prospectus Supplement, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

On December 2, 2024, we filed a prospectus supplement to the ATM Prospectus Supplement that updated the aggregate offering amount to approximately $1.3 million.

During the three months ended March 31, 2025 and 2024, we sold an aggregate of 81,274 and 77,127 shares of common stock under the ATM Offerings at then-market prices for total gross proceeds of $212,000 and $591,000, with associated issuance costs of $27,000 and $32,000, respectively. As of March 31, 2025, approximately $1.1 million of common stock may still be sold pursuant to the Sales Agreement.

On April 22, 2025, we entered into a Securities Purchase and Registration Rights Agreement (the 2025 Purchase Agreement) relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers. Pursuant to the 2025 Purchase Agreement, the Company agreed to sell to the investors (i) an aggregate of 406,818 shares of the Company’s common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 406,818 shares of the Company’s common stock at a combined per unit purchase price equal to $1.905 (the 2025 Warrants). To the extent all of the 2025 Warrants are exercised for cash at the exercise price per share of $1.905, we would receive gross proceeds of $774,988.29. There can be no assurance that any of the 2025 Warrants will be exercised by the selling securityholders or that they will exercise the 2025 Warrants for cash instead of using the cashless exercise feature.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $949,000 as of March 31, 2025, together with gross proceeds of $775,000 from the private placement in April 2025 and $234,000 from ATM offerings from April 1, 2025 to May 13, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond July 2025. In order to continue development of our therapeutic candidates beyond such time, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of March 31, 2025 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended March 31, 2025.

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

Interest Rate Risk

As of March 31, 2025, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk described below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results, are incorporated by reference herein. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our securities could be delisted from the Nasdaq.

The listing of our securities on the Nasdaq Capital Market (Nasdaq) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements. On April 1, 2025 we received written notice from the Nasdaq (the Notice) which provided that, based on the Company’s stockholders’ equity of $837,000 as of December 31, 2024, we are no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(b)(1). We have until May 16, 2025 to provide Nasdaq with a plan to regain compliance with the foregoing listing requirement. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from April 1, 2025 for us to provide evidence of compliance. The Notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on the Nasdaq under the symbol “BCDA.”

We intend to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rules. In determining whether to accept the plan, Nasdaq will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within Nasdaq’s review period, our overall financial condition and public disclosures. If the Nasdaq does not accept our plan, we may request a hearing, at which hearing we would present its plan to a Nasdaq Hearings Panel.

If we fail to regain compliance, our securities will be subject to delisting by the Nasdaq. In the event our securities are no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into, or exchangeable for, our common stock. You may experience future dilution as a result of future equity offerings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Securities Purchase and Registration Rights Agreement, dated April 22, 2025, by and among the Company and the Investors
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(3)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on April 23, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: May 14, 2025	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)