Form 10-Q
period 2025-06-30
BioCardia, Inc.
filed 2025-08-11
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38999!

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

There were 5,801,224 shares of the registrant’s Common Stock issued and outstanding as of August 8, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$980	$2,371
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of June 30, 2025 and December 31, 2024, respectively	10	—
Prepaid expenses and other current assets	209	251
Total current assets	1,199	2,622
Property and equipment, net	17	33
Operating lease right-of-use asset, net	702	898
Other assets	171	171
Total assets	$2,089	$3,724
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,233	$385
Accrued expenses and other current liabilities	1,997	1,551
Operating lease liability - current	412	385
Total current liabilities	3,642	2,321
Operating lease liability - noncurrent	333	566
Total liabilities	3,975	2,887
Commitments and contingencies (Notes 2, 5 and 11)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,504,802 and 4,600,910 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	5
Additional paid-in capital	162,990	160,953
Accumulated deficit	(164,882)	(160,121)
Total stockholders’ equity (deficit)	(1,886)	837
Total liabilities and stockholders’ equity (deficit)	$2,089	$3,724

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Collaboration agreement revenue	$—	$3	$—	$58
Costs and expenses:
Research and development	1,368	800	2,898	2,041
Selling, general and administrative	683	852	1,879	1,941
Total costs and expenses	2,051	1,652	4,777	3,982
Operating loss	(2,051)	(1,649)	(4,777)	(3,924)
Other income (expense):
Total other income, net	2	3	16	11
Net loss	$(2,049)	$(1,646)	$(4,761)	$(3,913)

Net loss per share, basic and diluted	$(0.40)	$(0.88)	$(0.98)	$(2.20)

Weighted-average shares used in computing net loss per share, basic and diluted	5,059,736	1,877,069	4,848,922	1,776,305

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total

Balance at December 31, 2023	1,577,769	$2	$150,570	$(152,175)	$(1,603)
Sale of common stock under ATM, net of issuance costs of $32	77,127	—	559	—	559
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	134,199	—	832	—	832
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(2,267)	(2,267)
Balance at March 31, 2024	1,789,095	$2	$152,165	$(154,442)	$(2,275)
Sale of common stock under ATM, net of issuance costs of $71	335,112	—	1,776	—	1,776
Reverse stock split fractional share true up	(331)	—	—	—	—
Share-based compensation	—	—	184	—	184
Net loss	—	—	—	(1,646)	(1,646)
Balance at June 30, 2024	2,123,876	$2	$154,125	$(156,088)	$(1,961)

Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837
Sale of common stock under ATM, net of issuance costs of $27	81,274	—	185	—	185
Share-based compensation	—	—	170	—	170
Net loss	—	—	—	(2,712)	(2,712)
Balance at March 31, 2025	4,682,184	$5	$161,308	$(162,833)	$(1,520)
Sale of common stock and warrants on April 23, 2025, net of issuance costs of $56	406,818	1	718	—	719
Sale of common stock and warrants on June 30, 2025, net of issuance costs of $9	274,696	—	561	—	561
Sale of common stock under ATM, net of issuance costs of $45	140,104	—	305	—	305
Restricted stock units vested and issued	1,000	—	—	—	—
Share-based compensation	—	—	98	—	98
Net loss	—	—	—	(2,049)	(2,049)
Balance at June 30, 2025	5,504,802	$6	$162,990	$(164,882)	$(1,886)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(4,761)	$(3,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	36
Reduction in the carrying amount of right-of-use assets	196	176
Share-based compensation	268	388
Allowance for doubtful accounts	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	(10)	87
Prepaid expenses and other current assets	42	153
Accounts payable	741	561
Accrued expenses and other current liabilities	446	(119)
Operating lease liability	(206)	(177)
Net cash used in operating activities	(3,267)	(2,842)
Investing activities:
Purchase of property and equipment	(1)	(3)
Net cash used in investing activities	(1)	(3)
Financing activities:
Proceeds from sales of common stock	1,907	3,315
Issuance costs of sale of common stock	(30)	(152)
Net cash provided by financing activities	1,877	3,163
Net change in cash and cash equivalents	(1,391)	318
Cash and cash equivalents at beginning of period	2,371	1,103
Cash and cash equivalents at end of period	$980	$1,421
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$114	$66

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $164.9 million as of June 30, 2025. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of $980,000 as of June 30, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond October 2025. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond October 2025 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within their control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On June 30, 2025, approximately 99% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were $625,000in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

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

The following table shows the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	624
Cash in checking account	—	—	—	354
Total cash and cash equivalents	$2	$—	$—	$980

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	2,058
Cash in checking account	—	—	—	311
Total cash and cash equivalents	$2	$—	$—	$2,371

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Computer equipment and software	$167	$165
Laboratory and manufacturing equipment	575	576
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	795	794
Less accumulated depreciation	(778)	(761)
Property and equipment, net	$17	$33

Depreciation expense totaled $5,000 and $17,000 for the three and six months ended June 30, 2025, respectively. Depreciation expense totaled $17,000 and $36,000 for the three and six months ended June 30, 2024, respectively.

(5)	Operating Lease Right-of-Use (ROU) Asset, Net

We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Our operating lease relates to a property lease for our laboratory and corporate offices which expires in January 2027. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants.

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

Our lease expense was $120,000 for both the three months ended June 30, 2025 and 2024, and $241,000 for both the six months ended June 30, 2025 and 2024. The cash paid under the operating lease for base rent was $124,000 and $249,000 for the three and six months ended June 30, 2025, respectively, and was $121,000 and $242,000 for the three and six months ended June 30, 2024, respectively. On June 30, 2025, the weighted average remaining lease term was 1.59 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of June 30, 2025 were as follows (in thousands):

2025	$249
2026	514
2027	44
Total undiscounted lease payments	807
Less imputed interest	62
Total operating lease liabilities	$745

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued expenses	$41	$22
Accrued salaries and employee benefits	1,002	641
Accrued clinical trial costs	425	356
Grant liability	465	468
Customer deposits	64	64
Total	$1,997	$1,551

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Balance as of December 31, 2024	2,467,104	$3.10
Warrants for common stock sold	681,514	1.92
Balance as of June 30, 2025	3,148,618	$2.84

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

April 2025 Financing - On April 22, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers which closed on April 23, 2025. Pursuant to the agreement, we sold 406,818 shares of our common stock, and warrants to purchase an aggregate of 406,818 shares of our common stock at an exercise price equal to $1.905 per share, which are exercisable at any time before the earlier of April 24, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the Offering were $775,000, with associated issuance costs of $56,000.

June 2025 Financing - On June 30, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers, which closed on June 30, 2025. Pursuant to the agreement, we sold 274,696 shares of our common stock, and warrants to purchase an aggregate of 274,696 shares of our common stock at an exercise price equal to $1.95 per share, which are exercisable at any time before the earlier of June 30, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the Offering were $570,000, with associated issuance costs of $9,000.

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

As of June 30, 2025, approximately $1.5 million of common stock may still be sold pursuant to the Sales Agreement. Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Common shares sold	140,104	335,112	221,378	412,239
Gross proceeds	$350	$1,847	$562	$2,438
Associated issuance costs	$45	$71	$72	$103

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2025 and 2024 was recorded as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$55	$102	$150	$217
Selling, general and administrative	43	82	118	171
Total share-based compensation	$98	$184	$268	$388

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2024	168,184	$47.97	6.6	$—
Stock options forfeited	(715)	23.68
Balance, June 30, 2025	167,469	$48.08	6.0	$—
Exercisable, June 30, 2025	132,377	$56.93	5.4	$—

Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2025 is $422,000 to be recognized over a remaining weighted average service period of 1.7 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2024	—	$ n/a
RSUs granted	1,000	2.09
RSUs released	(1,000)	2.09
Balance, June 30, 2025	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through June 30, 2025 was $0.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2025	2024

Stock options to purchase common stock	167,469	155,642
Common stock warrants	3,148,618	208,993
Total	3,316,087	364,635

(10)	Income Taxes

During the three months ended June 30, 2025 and 2024, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2025, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)	Contingencies

We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on our business, financial position, results of operations, or cash flows.

(12)	Subsequent Events

On July 8, 2025, we filed a prospectus supplement that updated the maximum offering amount that may be sold pursuant to the Sales Agreement to approximately $3.6 million. During the period from July 1, 2025 to August 8, 2025 we sold an aggregate of 296,422 shares of common stock under the ATM Offerings at an average share price of $2.59 for total gross proceeds of $769,000.

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

Our therapeutic candidates intended for cardiac indications are enabled by our Helix™ transendocardial biotherapeutic delivery system, which enables minimally invasive catheter-based intramyocardial therapeutic delivery. We partner this therapeutic delivery platform and provide development services selectively for others developing biotherapeutic interventions for local delivery to the heart.

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

The CardiAMP cell therapy procedure for heart failure has a specific reimbursement code, C9782, which was established by the Centers for Medicare & Medicaid Services (CMS). This code is used by hospitals to bill for the procedure, including both the treatment and control arms of the CardiAMP Heart Failure Trial.

The CardiAMP Cell Therapy Heart Failure Trial (CardiAMP HF)

CardiAMP HF Trial was a randomized, double-blinded, placebo-procedure controlled study of 115 ischemic heart failure patients with HFrEF enrolled at 18 centers in the United States and Canada. The trial assessed the safety and effectiveness of the CardiAMP Cell Therapy System for the treatment HFrEF, an investigational device system that has received Breakthrough Device Designation from the FDA. All patients studied were maintained on heart failure medication, with treated patients receiving a single dose of CardiAMP Cell Therapy adjunctive to medication. Two-year results from the trial were presented as a late-breaking clinical trial at the American College of Cardiology Scientific Sessions on March 30, 2025. Results of the CardiAMP HF Trial showed reduction in all cause death, reduced major adverse cardiac events, and improved quality of life, with a composite endpoint that was statistically significant in patients having elevated NTproBNP, a marker of active heart stress.

We have submitted this two-year data to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) and requested a meeting to receive advice on the potential to align with PMDA on the acceptability of the clinical data and positioning of the CardiAMP system for Japanese patients with heart failure. We anticipate an in-person consultation in the fourth quarter of 2025, the outcome of which could enable us to submit for approval of the CardiAMP system for market entry in Japan.

In the fourth quarter of 2025, we expect to complete submission of the CardiAMP HF data and request a meeting with the FDA to discuss the approvability of CardiAMP Cell Therapy for treatment of ischemic heart failure based on the available clinical data, even as the confirmatory CardiAMP HF II trial is enrolling. The FDA has previously approved a number of important high-risk cardiovascular therapeutic medical devices where safety and benefit were demonstrated but which did not meet pivotal study primary endpoints.

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

Patient randomization in the trial has commenced at the four actively enrolling centers in the United States. Additional centers are being onboarded. Medicare reimbursement for both treated and controlled patients under C9782 is currently $17,500, which helps offset the costs of this study.

CardiAMP Autologous Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

CardiAMP Cell Therapy system, under a second FDA approved investigational device exemption, is being studied in a second related clinical indication of chronic myocardial ischemia with refractory angina. This study is based on the strength of our Phase 2 and 3 ischemic heart failure trial data and the previous clinical data on CD34+ mononuclear cells in this indication.

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

The CardiAMP cell therapy procedure for chronic myocardial ischemia is also reimbursed by CMS under reimbursement code C9782, which covers both treated and controlled patients.

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

We intend to fund development through nondilutive grants and partnering. Phase 2 development is anticipated to be advanced in both the United States and Japan and would also enroll in approximately one year. It is expected that after the completion of this Phase 2 study that conditional approval in Japan may be pursued followed by a post-marketing study over a period of five years to further add to the evidence of safety and benefit.

Helix™ Biotherapeutic Delivery System

The Helix transendocardial biotherapeutic delivery system is a therapeutic-enabling platform for minimally invasive targeted delivery of biologic agents to the heart. Helix empowers a seamless transition from bench to commercialization for partners. Our biotherapeutic delivery partnerships are expected to enhance future treatment options for millions of people suffering from heart disease, offset the costs of biotherapeutic delivery for our own programs, and provide our investors with meaningful revenue sharing should our partnering efforts contribute to successful therapeutic development. We intend to submit for approval of the Helix Transendocardial Delivery System (Helix) to FDA as a DeNovo 510(k) application based on its safety and performance in twelve cell and gene therapy clinical studies. The clinical performance of the Helix system sets a high safety standard with more than 4,000 intramyocardial deliveries including studies under CE-mark in Europe. Therapeutic agent retention in the heart has also been shown to be superior using Helix compared to other catheter and surgical delivery approaches.

Morph® DNA Steerable Introducers

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

Fusion Imaging

We have developed global intellectual property around fusion imaging with a focus on cardiac biotherapeutic delivery and biopsy. During the quarter, we entered into a development, license, distribution and option agreement with CART-Tech, B.V., a Netherlands corporation. Under the agreement, the parties will develop and commercialize a fusion imaging system for these applications. The parties anticipate issuing a joint press release on this relationship.

Financial Overview

Revenue

The Company has no significant revenues at present. Our primary historical and near-term revenue potential is expected to be derived from our biotherapeutic delivery partnering agreements and sale of Morph products. Under these biotherapeutic delivery partnering agreements, we provide extensive support and our Helix biotherapeutic delivery system from the research bench to commercialization for partners. Our FDA-cleared AVANCE and Morph DNA steerable introducer products are available commercially and we are seeking partnerships to advance these primarily for mapping and treating atrial and ventricular tachyarrhythmias.

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

We plan to increase our research and development expenses as we continue the pivotal CardiAMP autologous cell therapy trials in heart failure and chronic myocardial ischemia, and our allogeneic cell therapy trial in heart failure and respiratory distress syndrome. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly, we have not historically allocated resources specifically to our individual programs. There are also significant synergies between these programs.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following table shows our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue:
Collaboration agreement revenue	$—	$3	$—	$58
Costs and expenses:
Research and development	1,368	800	2,898	2,041
Selling, general and administrative	683	852	1,879	1,941
Total costs and expenses	2,051	1,652	4,777	3,982
Operating loss	(2,051)	(1,649)	(4,777)	(3,924)
Other income (expense):
Total other income, net	2	3	16	11
Net loss	$(2,049)	$(1,646)	$(4,761)	$(3,913)

Revenue. Revenue was $0 in the three months ended June 30, 2025 as compared to $3,000 in the three months ended June 30, 2024, and was $0 in the six months ended June 30, 2025 as compared to $58,000 in the six months ended June 30, 2024. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses increased to approximately $1.4 million in the three months ended June 30, 2025 as compared to $800,000 in the three months ended June 30, 2024, and increased to approximately $2.9 million in the six months ended June 30, 2025 as compared to approximately $2.0 million in the six months ended June 30, 2024, primarily due to closeout activities in the CardiAMP Heart Failure Trial and the beginning of enrollment in the CardiAMP Heart Failure II Trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $683,000 in the three months ended June 30, 2025 as compared to $852,000 in the three months ended June 30, 2024, primarily due to lower professional fees and share-based compensation expense. Selling, general and administrative expenses remained consistent at approximately $1.9 million in the six months ended June 30, 2025 as compared to approximately $1.9 million in the six months ended June 30, 2024.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2025, we had an accumulated deficit of approximately $164.9 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of June 30, 2025, we had cash and cash equivalents of $980,000.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,267)	$(2,842)
Investing activities	(1)	(3)
Financing activities	1,877	3,163
Net increase (decrease) in cash and cash equivalents	$(1,391)	$318

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities increased to approximately $3.3 million during the six months ended June 30, 2025 as compared to approximately $2.8 million during the six months ended June 30, 2024, primarily due to closeout activities in the CardiAMP Heart Failure Trial and the beginning of enrollment in the CardiAMP Heart Failure II Trial.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $1.9 million and approximately $3.2 million during the six months ended June 30, 2025 and 2024, respectively, related primarily to proceeds from the sale of common stock and warrants.

February 2024 Financing - On February 9, 2024, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors (the February 2024 Offering), which closed on February 13, 2024. Pursuant to the agreement, we sold 134,199 shares of our common stock, and warrants to purchase 67,104 shares of our common stock at an exercise price equal to $6.60 per warrant share, subject to certain adjustments, as provided under the terms of the warrant, which are exercisable at any time before February 13, 2026. The gross proceeds of the February 2024 Offering were $875,000, with associated issuance costs of $43,000.

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

April 2025 Financing - On April 22, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors (the April 2025 Offering), which closed on April 23, 2025. Pursuant to the agreement, we sold 406,818 shares of our common stock, and warrants to purchase an aggregate of 406,818 shares of our common stock at an exercise price equal to $1.905 per share, which are exercisable at any time before the earlier of April 24, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the April 2025 Offering were $775,000, with associated issuance costs of $56,000.

June 2025 Financing - On June 30, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers (the June 2025 Offering), which closed on June 30, 2025. Pursuant to the agreement, we sold 274,696 shares of our common stock, and warrants to purchase an aggregate of 274,696 shares of our common stock at an exercise price equal to $1.95 per share, which are exercisable at any time before the earlier of June 30, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the June 2025 Offering were $570,000, with associated issuance costs of $9,000.

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement (the ATM Prospectus Supplement), as supplemented, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. As of the date of this report, under the ATM Prospectus Supplement, we may issue up to $2.9 million of our common stock. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Common shares sold	140,104	335,112	221,378	412,239
Gross proceeds	$350	$1,847	$562	$2,438
Associated issuance costs	$45	$71	$72	$103

During the period from July 1, 2025 to August 8, 2025 we sold an aggregate of 296,422 shares of common stock under the ATM Offerings at an average share price of $2.59 for total gross proceeds of $$769,000.

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $980,000 as of June 30, 2025, and subsequent sales of common stock under the ATM Offerings, are not sufficient to fund our planned expenditures and meet our obligations beyond October 2025. In order to continue development of our therapeutic candidates beyond such time, we plan to raise additional capital in the near term, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of June 30, 2025 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended June 30, 2025.

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

Interest Rate Risk

As of June 30, 2025, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The listing of our common stock on the Nasdaq Capital Market (Nasdaq) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements. On April 1, 2025 we received written notice from the Nasdaq (the Notice) which provided that, based on the Company’s stockholders’ equity of $837,000 as of December 31, 2024, we were no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the Rule). The notice stated that the Company had until May 16, 2025 to provide Nasdaq with a plan to regain compliance with the foregoing listing requirement. We submitted our plan to regain compliance on May 15, 2025, and on June 24, 2025, we received written notice that, based on review of our compliance plan, the Nasdaq staff has determined to grant the Company an extension to September 29, 2025 to regain compliance with the Rule. The Notice and extension has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on the Nasdaq under the symbol “BCDA.”

If we fail to regain compliance, our common stock will be subject to delisting by the Nasdaq. In the event our common stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from Nasdaq could have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into, or exchangeable for, our common stock. You may experience future dilution as a result of future equity offerings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Securities Purchase and Registration Rights Agreement, dated April 22, 2025, by and among the Company and the Investors
4.1(4)	Form of Securities Purchase and Registration Rights Agreement, dated June 30, 2025, by and among the Company and the Investors
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(3)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on April 23, 2025.
(4)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on July 2, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: August 11, 2025	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)