Form 10-Q/A
period 2025-06-30
BioCardia, Inc.
filed 2025-10-29
CIK 925741

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

EXPLANATORY NOTE

AMENDMENT OF QUARTERLY REPORT SOLELY BECAUSE PRINCIPAL OFFICER CERTIFICATIONS WERE INADVERTENTLY OMMITTED IN THE ORIGINAL FILING

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the Amendment) amends our Quarterly Report on Form 10-Q filed on August 11, 2025 (the Original Filing) which inadvertently omitted the Exhibit 32.1 and Exhibit 32.2 Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the Certifications). The Certifications are included with this Amendment. With the exception of the inclusion of the Certifications and currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes Oxley Act of 2002, there were no changes to the Original Filing. All references to the Form 10-Q in this Report shall refer to this Form 10-Q/A.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing of the Original Filing. As such, this Amendment only speaks as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Securities Purchase and Registration Rights Agreement, dated April 22, 2025, by and among the Company and the Investors
4.1(4)	Form of Securities Purchase and Registration Rights Agreement, dated June 30, 2025, by and among the Company and the Investors
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(3)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on April 23, 2025.
(4)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on July 2, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: October 29, 2025	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2025	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)