Form 10-Q
period 2025-09-30
BioCardia, Inc.
filed 2025-11-12
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

There were 10,612,734 shares of the registrant’s Common Stock issued and outstanding as of November 11, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,287	$2,371
Prepaid expenses and other current assets	78	251
Total current assets	5,365	2,622
Property and equipment, net	13	33
Operating lease right-of-use asset, net	599	898
Other assets	171	171
Total assets	$6,148	$3,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,080	$385
Accrued expenses and other current liabilities	1,803	1,551
Operating lease liability - current	427	385
Total current liabilities	3,310	2,321
Operating lease liability - noncurrent	211	566
Total liabilities	3,521	2,887
Commitments and contingencies (Notes 2, 5 and 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,608,734 and 4,600,910 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	5
Additional paid-in capital	168,981	160,953
Accumulated deficit	(166,365)	(160,121)
Total stockholders’ equity	2,627	837
Total liabilities and stockholders’ equity	$6,148	$3,724

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Collaboration agreement revenue	$—	$—	$—	$58
Costs and expenses:
Research and development	936	931	3,834	2,972
Selling, general and administrative	552	825	2,431	2,766
Total costs and expenses	1,488	1,756	6,265	5,738
Operating loss	(1,488)	(1,756)	(6,265)	(5,680)
Other income (expense):
Total other income, net	5	19	21	30
Net loss	$(1,483)	$(1,737)	$(6,244)	$(5,650)

Net loss per share, basic and diluted	$(0.24)	$(0.61)	$(1.17)	$(2.65)

Weighted-average shares used in computing net loss per share, basic and diluted	6,277,848	2,827,492	5,330,465	2,129,258

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total

Balance at December 31, 2023	1,577,769	$2	$150,570	$(152,175)	$(1,603)
Sale of common stock under ATM, net of issuance costs of $32	77,127	—	559	—	559
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	134,199	—	832	—	832
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(2,267)	(2,267)
Balance at March 31, 2024	1,789,095	2	152,165	(154,442)	(2,275)
Sale of common stock under ATM, net of issuance costs of $71	335,112	—	1,776	—	1,776
Reverse stock split fractional share true up	(331)	—	—	—	—
Share-based compensation	—	—	184	—	184
Net loss	—	—	—	(1,646)	(1,646)
Balance at June 30, 2024	2,123,876	2	154,125	(156,088)	(1,961)
Sale of common stock and warrants on September 3, 2024, net of issuance costs of $926	2,400,000	3	6,271	—	6,274
Share-based compensation	—	—	177	—	177
Net loss	—	—	—	(1,737)	(1,737)
Balance at September 30, 2024	4,523,876	$5	$160,573	$(157,825)	$2,753

Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837
Sale of common stock under ATM, net of issuance costs of $27	81,274	—	185	—	185
Share-based compensation	—	—	170	—	170
Net loss	—	—	—	(2,712)	(2,712)
Balance at March 31, 2025	4,682,184	5	161,308	(162,833)	(1,520)
Sale of common stock and warrants on April 23, 2025, net of issuance costs of $56	406,818	1	718	—	719
Sale of common stock and warrants on June 30, 2025, net of issuance costs of $9	274,696	—	561	—	561
Sale of common stock under ATM, net of issuance costs of $45	140,104	—	305	—	305
Restricted stock units vested and issued	1,000	—	—	—	—
Share-based compensation	—	—	98	—	98
Net loss	—	—	—	(2,049)	(2,049)
Balance at June 30, 2025	5,504,802	6	162,990	(164,882)	(1,886)
Sale of common stock and warrants on September 19, 2025, net of issuance costs of $824	4,800,000	4	5,172	—	5,176
Sale of common stock under ATM, net of issuance costs of $40	303,932	1	742	—	743
Share-based compensation	—	—	77	—	77
Net loss	—	—	—	(1,483)	(1,483)
Balance at September 30, 2025	10,608,734	$11	$168,981	$(166,365)	$2,627

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(6,244)	$(5,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	52
Reduction in the carrying amount of right-of-use assets	299	268
Share-based compensation	345	565
Allowance for doubtful accounts	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	—	87
Prepaid expenses and other current assets	173	179
Accounts payable	528	(165)
Accrued expenses and other current liabilities	252	(485)
Operating lease liability	(313)	(270)
Net cash used in operating activities	(4,939)	(5,453)
Investing activities:
Purchase of property and equipment	(1)	(5)
Net cash used in investing activities	(1)	(5)
Financing activities:
Proceeds from sales of common stock	8,690	10,513
Issuance costs of sale of common stock	(834)	(1,228)
Net cash provided by financing activities	7,856	9,285
Net change in cash and cash equivalents	2,916	3,827
Cash and cash equivalents at beginning of period	2,371	1,103
Cash and cash equivalents at end of period	$5,287	$4,930
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$173	$40

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2025, results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.

(b)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $166.4 million as of September 30, 2025. Management expects operating losses and negative cash flows to continue through at least the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of approximately $5.3 million as of September 30, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond the second quarter of 2026. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond the second quarter of 2026 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within their control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On September 30, 2025, approximately 100% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were approximately $5.0 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

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

The following table shows the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of September 30, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Cash in savings account	$—	$—	$—	$4,628
Cash in checking account	—	—	—	659
Total cash and cash equivalents	$—	$—	$—	$5,287

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	2,058
Cash in checking account	—	—	—	311
Total cash and cash equivalents	$2	$—	$—	$2,371

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Computer equipment and software	$166	$165
Laboratory and manufacturing equipment	576	576
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	795	794
Less accumulated depreciation	(782)	(761)
Property and equipment, net	$13	$33

Depreciation expense totaled $4,000 and $21,000 for the three and nine months ended September 30, 2025, respectively. Depreciation expense totaled $16,000 and $52,000 for the three and nine months ended September 30, 2024, respectively.

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

Our lease expense was $121,000 for both the three months ended September 30, 2025 and 2024, and $362,000 for both the nine months ended September 30, 2025 and 2024. The cash paid under the operating lease for base rent was $125,000 and $374,000 for the three and nine months ended September 30, 2025, respectively, and was $122,000 and $364,000 for the three and nine months ended September 30, 2024, respectively. On September 30, 2025, the weighted average remaining lease term was 1.34 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of September 30, 2025 were as follows (in thousands):

2025	$125
2026	514
2027	44
Total undiscounted lease payments	683
Less imputed interest	45
Total operating lease liabilities	$638

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued expenses	$108	$22
Accrued salaries and employee benefits	765	641
Accrued clinical trial costs	391	356
Grant liability	475	468
Customer deposits	64	64
Total	$1,803	$1,551

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant. As of September 30, 2025 outstanding warrants had a maximum weighted average term to expiration of 2.8 years.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Balance as of December 31, 2024	2,467,104	$3.10
Warrants for common stock sold	5,481,514	1.33
Balance as of September 30, 2025	7,948,618	$1.88

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

February 2024 Financing - On February 9, 2024, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, which closed on February 13, 2024 (the February 2024 Offering). Pursuant to the agreement, we sold 134,199 shares of our common stock, and warrants to purchase 67,104 shares of our common stock at an exercise price equal to $6.60 per warrant share, subject to certain adjustments, as provided under the terms of the warrant, which are exercisable at any time before February 13, 2026. The gross proceeds of the February 2024 Offering were $875,000, with associated issuance costs of $43,000.

September 2024 Financing - On August 29, 2024, we entered into securities purchase agreements (the Purchase Agreements) with certain purchasers, pursuant to which we agreed to issue, and sell and the purchasers, in the aggregate to buy, in a public offering (the Registered Offering) (i) 1,377,990 shares of our common stock, $0.001 par value per share (the Common Stock), and accompanying warrants to purchase up to 1,377,990 shares of Common Stock (the Common Warrants), at an offering price of $3.00 per share of Common Stock and accompanying Common Warrant, and (ii) pre-funded warrants (the Pre-Funded Warrants) to purchase up to 1,022,010 shares of Common Stock and accompanying Common Warrants to purchase up to 1,022,010 shares of Common Stock, at an offering price of $2.999 per Pre-Funded Warrant and accompanying Common Warrant. Certain of the Company’s directors and executive officers purchased an aggregate of 211,000 shares of Common Stock and accompanying Common Warrants. The Registered Offering closed on September 3, 2024, with the Company issuing 2,400,000 shares of Common Stock, including the exercise of the Pre-Funded Warrants, and Common Warrants to purchase 2,400,000 shares of Common Stock. Each Common Warrant is exercisable at a price per share of $3.00 and expires on September 3, 2029. The gross proceeds of the Registered Offering were $7.2 million, with associated issuance costs of $926,000.

April 2025 Financing - On April 22, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers which closed on April 23, 2025 (the April 2025 Offering). Pursuant to the agreement, we sold 406,818 shares of our common stock, and warrants to purchase an aggregate of 406,818 shares of our common stock at an exercise price equal to $1.905 per share, which are exercisable at any time before the earlier of April 24, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the April 2025 Offering were $775,000, with associated issuance costs of $56,000.

June 2025 Financing - On June 30, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers, which closed on June 30, 2025 (the June 2025 Offering). Pursuant to the agreement, we sold 274,696 shares of our common stock, and warrants to purchase an aggregate of 274,696 shares of our common stock at an exercise price equal to $1.95 per share, which are exercisable at any time before the earlier of June 30, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the June 2025 Offering were $570,000, with associated issuance costs of $9,000.

September 2025 Financing - On September 19, 2025, we issued 4,800,000 shares of our common stock, and accompanying warrants to purchase up to 4,800,000 shares of common Stock (the September 2025 Warrants), at a combined offering price of $1.25 per share and September 2025 Warrant (the September 2025 Offering). Each September 2025 Warrant is exercisable at a price per share of $1.25. The September 2025 Warrants expire on September 20, 2027, and are immediately exercisable. Certain of our directors and executive officers purchased an aggregate of 734,400 shares of common Stock and accompanying September 2025 Warrants, representing gross proceeds of $918,000. The gross proceeds of the September 2025 Offering were $6.0 million, with associated issuance costs of $824,000.

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

On December 2, 2024, we filed a prospectus supplement to the ATM Prospectus Supplement that updated the maximum aggregate offering amount to approximately $1.3 million. On April 4, 2025, we filed a prospectus supplement that updated the maximum aggregate offering amount that may be sold pursuant to the Sales Agreement to approximately $1.8 million. On July 8, 2025, we filed a prospectus supplement that updated the maximum aggregate offering amount that may be sold pursuant to the Sales Agreement to approximately $3.6 million. As of September 30, 2025, approximately $2.9 million of common stock may still be sold pursuant to the Sales Agreement.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Common shares sold	303,932	—	525,310	412,239
Gross proceeds	$783	$—	$1,345	$2,438
Associated issuance costs	$40	$—	$112	$103

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was recorded as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$42	$98	$192	$315
Selling, general and administrative	35	79	153	250
Total share-based compensation	$77	$177	$345	$565

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2024	168,184	$47.97	6.6	$—
Stock options forfeited	(3,284)	38.15
Balance, September 30, 2025	164,900	$48.17	5.8	$—
Exercisable, September 30, 2025	134,909	$55.74	5.2	$—

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2025 is $339,000 to be recognized over a remaining weighted average service period of 1.5 years.

Share-Based Compensation (RSUs)

The following summarizes the activity of non-vested RSUs:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2024	—	$ n/a
RSUs granted	1,000	2.09
RSUs released	(1,000)	2.09
Balance, September 30, 2025	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and nonemployee RSUs granted through September 30, 2025 was $0.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2025	2024

Stock options to purchase common stock	164,900	153,290
Common stock warrants	7,948,618	2,467,104
Total	8,113,518	2,620,394

(10)	Income Taxes

During the three and nine months ended September 30, 2025 and 2024, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2025, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01)

Granted FDA Breakthrough designation, CardiAMP Cell Therapy uses a patient’s own marrow cells delivered to the heart in a minimally invasive, catheter-based procedure to potentially stimulate increased capillary density, reduce tissue fibrosis, and ultimately treat microvascular dysfunction, both of which have been demonstrated in small and large animal models of disease.

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

We have had a positive preliminary clinical consultation with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) on the CardiAMP Heart Failure Trial two-year data previously provided to the agency. The meeting was held in preparation for the formal clinical consultation on acceptability of the clinical data for submission of an application for approval. PMDA requested additional details including clarification on positioning of the prespecified composite endpoints, background on statistical power, clinical rationale for the NTproBNP subgroup and their risk-benefit profile, anticipated target number of patients in Japan, and clinical development status in the United States. BioCardia anticipates a formal in-person clinical consultation near the end of the year, which could enable us to submit for approval of the CardiAMP system for market entry in Japan.

In the fourth quarter of 2025, we expect to complete submission of the CardiAMP HF data and request a meeting with the FDA to discuss the approvability of CardiAMP Cell Therapy for treatment of ischemic heart failure based on the available clinical data, even as the confirmatory CardiAMP HF II trial is enrolling.

CardiAMP® HF II Phase 3 Trial in Ischemic HFrEF

CardiAMP HF II is a 250-patient randomized multicenter procedure placebo-controlled study of the CardiAMP autologous cell therapy as a one-time treatment for patients with ischemic heart failure with HFrEF on guideline directed medical therapy having elevated NTproBNP. The study is intended to confirm the safety and efficacy results in these patients observed in the CardiAMP HF study.

The primary endpoint in CardiAMP HF II is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. In CardiAMP HF, this composite efficacy endpoint was achieved with statistical significance in the subset of patients with elevated NTproBNP that are the focus of the CardiAMP HF II study.

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

CardiAMP® Autologous Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

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

CardiALLO™ Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The Investigational New Drug application (IND) for a Phase 1/2 trial to deliver our allogeneic MSC for the treatment of HFrEF includes a 3+3 roll-in dose escalation cohort now followed by a 360-patient randomized double-blind controlled study based on a recent IND amendment to right size the study for nondilutive funding opportunities. The study utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The low dose cohort of 20 million cells has been completed and there have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response. The Data Safety Monitoring Board has recommended that the study proceed as designed based on the 30-day data safety assessment from this cohort.

We intend to fund development through nondilutive grants and partnering. Phase 2 development is anticipated to be advanced in both the United States and Japan and would also enroll in approximately one year. It is expected that after the completion of this Phase 2 study that conditional approval in Japan may be pursued followed by a post-marketing study over a period of five years to further add to the evidence of safety and patient benefit.

Helix™ Biotherapeutic Delivery System

he Helix transendocardial biotherapeutic delivery system is a therapeutic-enabling platform for minimally invasive targeted delivery of biologic agents to the heart. Helix empowers a seamless transition from bench to commercialization for partners. Our biotherapeutic delivery partnerships are expected to enhance future treatment options for millions of people suffering from heart disease, offset the costs of biotherapeutic delivery for our own programs, and provide our investors with meaningful revenue sharing should our partnering efforts contribute to successful therapeutic development. We intend to submit for approval of the Helix Transendocardial Delivery System (Helix) to FDA as a DeNovo 510(k) application based on its safety and performance in twelve cell and gene therapy clinical studies. The clinical performance of the Helix system sets a high safety standard with more than 4,000 intramyocardial deliveries including studies under CE-mark in Europe. Therapeutic agent retention in the heart has also been shown to be superior using Helix compared to other catheter and surgical delivery approaches.

Morph® DNA Steerable Introducers

All procedures using our Helix transendocardial delivery system include the use of a Morph steerable introducer. We are actively transitioning all procedures using our Helix transendocardial delivery system to our new FDA cleared Morph DNA platform. We received FDA market clearance of an 8 French equivalent for transseptal cardiac procedures, under the name AVANCE. One of the device’s features is uniform bending in all directions and a substantial reduction of what is called catheter “whip.” This is expected to enhance physician control for many procedures. For procedures in the left ventricle of the heart, such as cell and gene therapy and ablation of ventricular tachyarrhythmia, we believe it presents significant advantages.

Heart3D™ Fusion Imaging

The Heart3D system is expected to enhance real time two-dimensional X-ray imaging by fusing pre-procedure three-dimensional anatomical heart models created from high quality MRI and CT images for the interventional cardiologist with a focus on cardiac biotherapeutic interventions and biopsies.

Heart3D is expected to be sold initially as a research tool with support services for partners in preclinical studies and subsequently approved for standard clinical practice. The software has performed well in simulated procedures in large animal models with ten intramyocardial injections in thirty minutes using single plane fluoroscopy. It is platform independent and expected to be able to work with most existing MR, CT, and fluoroscopy imaging systems.

Heart3D relies on our intellectual property around fusion imaging with a focus on cardiac biotherapeutic delivery and biopsy and that of our development and commercial partner CART-Tech, B.V., a Netherlands corporation, with whom we have entered into a development, license, and distribution agreement. BioCardia has exclusive licenses and distribution rights for biotherapeutic delivery world-wide and for cardiac biopsy in the United States.

Financial Overview

Revenue

We have no significant revenues at present. Our primary historical and near-term revenue potential is expected to be derived from our biotherapeutic delivery partnering agreements and sale of Morph products. Under these biotherapeutic delivery partnering agreements, we provide extensive support and our Helix biotherapeutic delivery system from the research bench to commercialization for partners. Our FDA-cleared AVANCE and Morph DNA steerable introducer products are available commercially and we are seeking partnerships to advance these primarily for mapping and treating atrial and ventricular tachyarrhythmias.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

The following table shows our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration agreement revenue	$—	$—	$—	$58
Costs and expenses:
Research and development	936	931	3,834	2,972
Selling, general and administrative	552	825	2,431	2,766
Total costs and expenses	1,488	1,756	6,265	5,738
Operating loss	(1,488)	(1,756)	(6,265)	(5,680)
Other income (expense):
Total other income, net	5	19	21	30
Net loss	$(1,483)	$(1,737)	$(6,244)	$(5,650)

Revenue. Revenue was $0 in both the three months ended September 30, 2025 and 2024, and was $0 in the nine months ended September 30, 2025 as compared to $58,000 in the nine months ended September 30, 2024. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses increased to $936,000 in the three months ended September 30, 2025 as compared to $931,000 in the three months ended September 30, 2024, and increased to approximately $3.8 million in the nine months ended September 30, 2025 as compared to approximately $3.0 million in the nine months ended September 30, 2024, primarily due to closeout activities in the CardiAMP Heart Failure Trial and the beginning of enrollment in the CardiAMP Heart Failure II Trial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $552,000 in the three months ended September 30, 2025 as compared to $825,000 in the three months ended September 30, 2024, primarily due to lower executive compensation expense. Selling, general and administrative expenses decreased to approximately $2.4 million in the nine months ended September 30, 2025 as compared to approximately $2.8 million in the nine months ended September 30, 2024, primarily due to lower professional service fees coupled with lower share-based compensation expense.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2025, we had an accumulated deficit of approximately $166.4 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of September 30, 2025, we had cash and cash equivalents of approximately $5.3 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,939)	$(5,453)
Investing activities	(1)	(5)
Financing activities	7,856	9,285
Net increase in cash and cash equivalents	$2,916	$3,827

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities decreased to approximately $4.9 million during the nine months ended September 30, 2025 as compared to approximately $5.5 million during the nine months ended September 30, 2024, primarily due to the timing of payments to suppliers.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $7.9 million and approximately $9.3 million during the nine months ended September 30, 2025 and 2024, respectively, related primarily to proceeds from the sale of common stock and warrants.

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

September 2024 Financing - On August 29, 2024, we entered into securities purchase agreements (the Purchase Agreements) with certain purchasers, pursuant to which we agreed to issue, and sell and the purchasers, in the aggregate to buy, in a public offering (the Registered Offering) (i) 1,377,990 shares of our common stock, $0.001 par value per share (the Common Stock), and accompanying warrants to purchase up to 1,377,990 shares of Common Stock (the Common Warrants), at an offering price of $3.00 per share of Common Stock and accompanying Common Warrant, and (ii) pre-funded warrants (the Pre-Funded Warrants) to purchase up to 1,022,010 shares of Common Stock and accompanying Common Warrants to purchase up to 1,022,010 shares of Common Stock, at an offering price of $2.999 per Pre-Funded Warrant and accompanying Common Warrant. Certain of the Company’s directors and executive officers purchased an aggregate of 211,000 shares of Common Stock and accompanying Common Warrants. The Registered Offering closed on September 3, 2024, with the Company issuing 2,400,000 shares of Common Stock, including the exercise of the Pre-Funded Warrants, and Common Warrants to purchase 2,400,000 shares of Common Stock. Each Common Warrant is exercisable at a price per share of $3.00 and expires on September 3, 2029. The gross proceeds of the Registered Offering were $7.2 million, with associated issuance costs of $926,000.

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

September 2025 Financing - On September 19, 2025, we issued 4,800,000 shares of our common stock, and accompanying warrants to purchase up to 4,800,000 shares of common Stock (the September 2025 Warrants), at a combined offering price of $1.25 per share and September 2025 Warrant (the September 2025 Offering). Each September 2025 Warrant is exercisable at a price per share of $1.25. The September 2025 Warrants expire on September 20, 2027, and are immediately exercisable. Certain of our directors and executive officers purchased an aggregate of 734,400 shares of common Stock and accompanying September 2025 Warrants, representing gross proceeds of $918,000. The gross proceeds of the September 2025 Offering were $6.0 million, with associated issuance costs of $824,000.

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement (the ATM Prospectus Supplement), as supplemented, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. As of September 30, 2025, under the ATM Prospectus Supplement, we may issue up to approximately $2.9 million of our common stock. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Common shares sold	303,932	—	525,310	412,239
Gross proceeds	$783	$—	$1,345	$2,438
Associated issuance costs	$40	$—	$112	$103

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $5.3 million as of September 30, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond the second quarter of 2026. In order to continue development of our therapeutic candidates beyond such time, we plan to raise additional capital in the near term, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of September 30, 2025 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended September 30, 2025.

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

Interest Rate Risk

As of September 30, 2025, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not continue to satisfy the Nasdaq continued listing requirements, our securities could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq Capital Market (Nasdaq) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We were previously not in compliance with the Nasdaq listing requirements. Although we have regained compliance, a future failure to maintain compliance with the Nasdaq’s continued listing requirements could result in our being subject to delisting by the Nasdaq. In the event our securities are no longer listed for trading on Nasdaq, our trading volume and security price may decrease and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements.

Our ability to utilize Form S-3 is temporarily limited without a waiver from the SEC.

As a result of our inadvertent failure to include certain management certificates in our Quarterly Report on Form 10-Q filed on August 11, 2025, which were subsequently filed in an amendment to such Form 10-Q on October 29, 2025, we are unable to have new registration statements on Form S-3 declared effective or utilize existing registration statements on Form S-3 after the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, including our shelf registration statement on Form S-3 (File No. 333-275099), in each case unless we obtain a waiver from the SEC. While we plan to seek such a waiver, if the SEC does not grant such waiver, we will not be able to use Form S-3 until, among other things, we have made certain filings timely for a period of at least twelve calendar months, which at a minimum would not be until September 1, 2026. We expect that being unable to utilize Form S-3 will materially and adversely impact our ability to raise capital and execute our business plan.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1. The ability to register securities for resale may also be limited as a result of a loss of Form S-3 eligibility.

Should we not have an effective registration statement on Form S-3, we would not be able to utilize our at-the-market program. Furthermore, if we seek to access the capital markets through a different registered offering during the period of time that we may be unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs, among other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could prevent us from raising capital to fund our business operations, pursuing transactions or implementing business strategies that would be beneficial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Warrant
10.1(4)	Form of Securities Purchase Agreement dated September 18, 2025, by and among BioCardia, Inc. and the signatories thereto
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
#

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(3)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on September 19, 2025.
(4)	Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed by us on September 19, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: November 12, 2025	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)