Form 10-K
period 2025-12-31
BioCardia, Inc.
filed 2026-03-24
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.7 million, computed by reference to the last sale price of $1.95 for the common stock on the Nasdaq Capital Market reported for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 10,940,372 shares of the registrant’s Common Stock issued and outstanding as of March 24, 2026.

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
(iv)

the timing and conduct of the clinical trials and clinical consultations for our products, including statements regarding the timing, progress and results of current and future preclinical studies and clinical trials as well as our research and development programs;

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

Heart Failure

Heart failure is a clinical condition in which the output of blood from the heart is insufficient to meet the metabolic demands of the body. In 2024, the American Heart Association, or AHA, report on heart disease statistics estimated that nearly 6.7 million American adults ages 20 and older have heart failure and the prevalence of heart failure is expected to increase by 55% from 2012 to 2030, affecting greater than 8.5 million people aged 18 and above. The total percentage of the population with HF is projected to rise from 2.4% in 2012 to 3.0% in 2030 with 47% of the effective population estimated to have HFrEF. The AHA has also estimated that heart failure cost the nation an estimated $30.7 billion in 2012, including the cost of health care services, medicines for treatment and missed days of work. Projections by the AHA are that the total cost of heart failure will increase to $69.8 billion by 2030. In 2024, the AHA detailed that it affects more than 56.2 million people worldwide.

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

Our Product Candidates

CardiAMP Cell Therapy System

The CardiAMP Cell Therapy System is currently being advanced for two clinical indications: ischemic heart failure of reduced ejection fraction and chronic myocardial ischemia. The delivered mononuclear cells have been shown to enhance capillary density and reduce fibrosis in the heart tissue. This investigational cell therapy system is comprised of (i) a cell potency screening test, (ii) a point of care cell processing platform, and (iii) a biotherapeutic delivery system. In the screening process, the physician extracts a small sample of the patient's bone marrow in an outpatient procedure performed under local anesthesia and tests for identified biomarkers to generate a cell population score for the patient. During the treatment for patients who are assessed as meeting the indication specific CardiAMP cell population analysis score, a doctor aspirates and then prepares the patient's own bone marrow mononuclear cells, or autologous cells, using our point of care cell processing platform, which a cardiologist then delivers into the heart using our proprietary biotherapeutic delivery system. Because the CardiAMP cells do not become heart cells, we believe they have a low likelihood of becoming ectopic foci that could cause life threatening arrhythmias. Because CardiAMP cells are autologous, patients will not require chronic immunosuppression to prevent their immune system from attacking the donor cells. Unlike other investigational autologous cell therapies, the CardiAMP autologous cell therapies are expected to have low manufacturing costs and utilize established distribution channels, significantly enhancing prospects for commercial success. The CardiAMP Cell Therapy System has the potential to significantly benefit patients who have limited options and provide a cost-effective therapy to help reduce the substantial heart failure hospitalization and care costs.

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure with HFrEF (BCDA-01)

CardiAMP cell therapy in ischemic HFrEF has been evaluated in three clinical trials to date. We have completed and published results for our Phase I open-label clinical study (TABMMI) and a Phase II randomized double-blind placebo-controlled study (TACHFT). Our Phase III randomized double-blind sham-controlled study (CardiAMP HF) data was presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions in March 2025, with echocardiography clinical results presented at the Late Breaking Clinical Trial session at the Technology and Heart Failure Therapeutics conference in March 2026.

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

CardiAMP Phase III Trial in Ischemic HFrEF: The CardiAMP Cell Therapy Heart Failure Trial (CardiAMP HF)

The CardiAMP Heart Failure Trial was a randomized, double-blinded, placebo procedure controlled, multi-center pivotal clinical trial for the treatment of ischemic heart failure of reduced ejection fraction (HFrEF). The trial assessed the safety and effectiveness of the CardiAMP Cell Therapy System for the treatment of ischemic HFrEF.

Clinical data from a 10-patient roll in cohort was published in 2021 in the International Journal of Cardiology. These results concluded that all CardiAMP HF protocol procedures were feasible and well tolerated. Favorable functional, echo and quality of life trends suggest this approach may offer promise. Thereafter, the randomized study enrolled 115 advanced heart failure patients on guideline directed medical therapy, in addition to the initial 10-patient roll-in cohort.

Principal results from the trial were presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions in March 2025. While the trial did not meet the primary endpoint, two-year results from the trial demonstrated:

In patients with elevated NTproBNP biomarkers (50% of enrolled patients) compared to patients on optimized heart failure medication regimens alone had:

●	13% fewer heart death equivalents (i.e., all-cause death, heart transplantation, left ventricular assist device implantation); a 47% relative risk reduction in heart death equivalents
●	2% fewer non-fatal major adverse cardiac and cerebrovascular events MACCE; a 16% relative risk reduction in MACCE
●	Clinically meaningful 10.5-point improvement in quality-of-life score, as measured by Minnesota Living with Heart Failure Questionnaire (MLHFQ)
●	13.9-meter improvement in Six Minute Walk Distance

In all treated patients compared to patients on optimized heart failure medication regimen alone, the treated patients had:

●	3.6% fewer heart death equivalents; a 20.9% relative risk reduction in heart death equivalents
●	8.7% fewer non-fatal MACCE; a 44.6% relative risk reduction in non-fatal MACCE
●	Clinically meaningful 5.5-point improvement in quality of life score, as measured by MLHFQ
●	14% fewer non-sustained ventricular tachyarrythmias and 5.5% fewer sustained ventricular tachyarrhythmias
●

Although both treated and controlled patients saw modest improvements in left ventricular ejection fraction, treated patients also showed evidence of reduced left ventricular end diastolic and end systolic volumes.

On March 2, 2026, CardiAMP HF echocardiography clinical results measured by the blinded echocardiography core laboratory at the Yale University Cardiovascular Research Group were presented at the Late Breaking Clinical Trial session at the Technology and Heart Failure Therapeutics conference in Boston, Massachusetts. Results showed positive evidence of decreased pathological left ventricular remodeling over time in patients receiving CardiAMP cell therapy treatment compared to patients not receiving the treatment.  These results correlated to findings for the trial primary and key secondary endpoints of reduced fatal and non-fatal major adverse cardiovascular events and improved quality of life measures for treated patients.  The Yale core laboratory measured both left ventricular end diastolic volume, when the heart ventricle is fully dilated (p = 0.06), and the left ventricular end systolic volume, when the heart is fully contracted (p=0.09).  For the prespecified subgroup of patients having elevated biomarkers of heart stress, the differences between the treated and control patients were both clinically meaningful (>20ml/m2 and 15 ml/m2, respectively) and statistically significant (p = 0.02 and p = 0.01, respectively).

We are exploring approval for market release of CardiAMP in the United States with FDA, and in Japan with PMDA, based on the strength of this excellent but imperfect data. Approvals in both countries are at minimum expected to require post marketing studies to gather additional evidence of safety and efficacy. In the U.S., we expect to file a Q-Sub request with FDA on approvability of the FDA designated Breakthrough CardiAMP cell therapy device based on its safety and compelling signals of benefit in patients with elevated biomarkers of heart stress. These discussions will be simplified by reference to the Helix as a stand-alone delivery device, which has a pre-submission actively under review by FDA. In Japan, we have completed a number of preclinical consultations with PMDA on the approvability of the CardiAMP Cell Therapy System. We have scheduled a formal clinical consultation to align with PMDA on the acceptability of the existing clinical data from the three trials to allow us to submit for market release.

CardiAMP Phase III Confirmatory Trial in Ischemic HFrEF (CardiAMP HF II)

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

The trial has greater than 90 percent power (statistical probability of success) to meet the primary endpoint based on the CardiAMP HF Trial results.

The FDA approved a protocol amendment for this trial, which allows patients who would have previously been excluded from treatment to receive additional cell deliveries to achieve the same target minimum dosage utilizing a treatment plan informed by the preprocedural CardiAMP Cell Population Analysis (CPA). The CPA approach was developed to select patients most likely to respond to therapy based on their therapeutic cell composition at screening. Utilizing available clinical results allowed us to refine the algorithm in the CardiAMP Heart Failure II Trial and develop a personalized treatment plan for patients below the CPA acceptance criteria. Such treatment plans adjust the number of dosing aliquots for patients with lower concentrations of important specified cells. Combined, the algorithm modifications and development of the treatment plan approach are expected to increase the number of patients eligible for the trial. Four clinical sites have been activated, and enrollment is ongoing.

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

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options. Our therapeutic approach uses many of the same novel aspects used in the CardiAMP Heart Failure Trial and is expected to leverage our experience and investment in the heart failure trial. Results from the open label roll-in cohort of patients having chronic myocardial ischemia with refractory angina showed an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment. Primary results of this cohort have been submitted for presentation at Euro PCR, a world-leading course in interventional cardiovascular medicine, in May 2026.

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

Allogeneic Cell Therapy Platform

Our second therapeutic platform is our investigational culture expanded bone marrow derived MSC, for which the FDA approved two Investigational New Drug applications (INDs). This “off the shelf” cell therapy is being advanced for ischemic heart failure of HFrEF (BCDA-03) and acute respiratory distress (BCDA-04). This clinical stage allogeneic cell therapy platform has the potential for numerous other therapeutic applications. BioCardia manufactures these cells for clinical studies at its manufacturing facility in Sunnyvale, which was certified for manufacturing in 2022.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

We have co-sponsored three completed clinical trials for MSCs for the treatment of HFrEF. In substantially similar trial designs, the POSEIDON Phase I/II trial (NCT01087996, published in Journal of the American Medical Association (JAMA) in 2012) compared autologous MSCs to allogeneic MSCs, the TACHFT-MSC Phase II trial compared autologous MSCs to placebo (NCT00768066, published in JAMA in 2014), and the TRIDENT Phase II compared allogeneic MSCs at different doses (NCT02013674, published in Circlation Research in 2017). In all three of these studies delivering MSC in ischemic HFrEF, the primary safety outcome was met. The first two trials shared common arms of autologous MSCs, enabling a bridge to placebo, leading us to conclude that allogeneic MSC therapy has potential to be superior to placebo. Efficacy results from the allogeneic dosing arm in these studies are promising supporting enhanced heart function, reduced myocardial scar, and enhanced quality of life for patients.

FDA approval of the IND application for a Phase I/II trial to deliver our allogeneic MSC for the treatment of HFrEF has been secured and includes a 3+3 roll-in dose escalation cohort followed by a 60-patient randomized double-blind controlled study. The study utilizes the Finkelstein Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The low dose cohort of 20 million cells has been completed and there have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response. The Data Safety Monitoring Board has recommended that the study proceed as designed based on the 30-day data safety assessment from this cohort.

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

The FDA approved IND for a Phase I/II trial for the use of its allogeneic cell therapy for ARDS caused by COVID-19 in 2022         . No milestones for this program have been set for 2026.

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

In February 2026, we announced a Pre-Submission to FDA under its Q-Submission program for the approval of its Helix Transendocardial Delivery Catheter (Helix) for intramyocardial therapeutic and diagnostic agent delivery. The data supporting safety and effectiveness for the Helix Pre-Submission is from fifteen clinical trials of cell and gene therapy delivery to the heart using Helix, where patients were enrolled in three primary cardiac clinical indications. FDA has accepted the Helix pre-submission and has confirmed that it contains all of the necessary elements and information needed to proceed with substantive review. We are scheduled to meet with the FDA in the second quarter of 2026, and we expect to receive written feedback in advance of the meeting. We expect that the FDA Center for Devices and Radiological Health (CDRH) will lead the review in consultation with the FDA Center for Biologics Evaluation and Research (CBER). The FDA has acknowledged to us that the CBER Breakthrough Designation on the Helix enables in the CardiAMP Cell Therapy for ischemic heart failure.

Morph® Access Innovations

All procedures using our Helix transendocardial delivery system include the use of a Morph steerable introducer. We received FDA market clearance of an 8 French equivalent for transseptal cardiac procedures, under the name AVANCE. One of the device’s features is that its tendons are designed to enable deflection rotation around the catheter shaft, providing uniform bending in all directions and a substantial reduction of what is called catheter “whip.” This is designed to enhance physician control for many procedures. The FDA has approved clearance the Morph-DNA product family across a range of diameters and lengths, which is now available for use in the treatment of aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures.

Business Strategy

We are committed to applying our expertise in the fields of autologous and allogeneic cell-based therapies to improve the lives of patients with cardiovascular and pulmonary conditions. We are pursuing the following business strategies:

●	Obtain FDA and PMDA approval and commercialize CardiAMP Cell Therapy System using a highly targeted cardiology sales force in the United States and Japan.

●	Complete the CardiAMP HF II IDE trials of our autologous CardiAMP Cell Therapy for patients with ischemic heart failure with HFrEF or advance as a post marketing study.

●	Obtain non-dilutive or partnering funding and complete the approved Phase I/II IND Trial of our CardiALLO allogeneic MSC Therapy for the treatment of ischemic heart failure of HFrEF.

●	Obtain non-dilutive or partnering funding and complete the approved Phase III pivotal IDE trial of our autologous CardiAMP Cell Therapy for patients with chronic myocardial ischemia.

●	Partner the approved Phase I/II IND Trial of our PulmALLO allogeneic MSC Therapy for the treatment of acute respiratory distress syndrome.

●	Continue to develop and selectively partner our Helix biotherapeutic delivery system for use with other biotherapeutics.

●	Continue to develop and commercialize Morph catheter products.

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

We have a large patent portfolio of issued and pending claims covering our autologous and allogeneic cell therapies, our biotherapeutic delivery systems and our enabling vascular access catheter products. As of December 31, 2025, we have developed or secured rights to over 70 issued or pending U.S. and international patents or patent pending applications. We have sole ownership of the patents that we consider to be material, other than the patents that we license exclusively from Biomet Biologics, LLC and CART-TECH. Our issued U.S. patents expire between 2027 and 2040, without taking into consideration patent term extension. We maintain trade secrets covering a significant body of know-how and proprietary information related to our core therapeutic candidates, biotherapeutic delivery systems and technologies. As a result, we believe our intellectual property position provides us with substantial competitive advantages for the commercial development of novel therapeutics for cardiovascular diseases.

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

Trademarks

We have registered or applied for registration of our name, logo and the trademarks "BioCardia," "CardiAMP," and "Morph" in the United States. We have registered or applied for registration of the trademarks "CardiAMP" and "CardiALLO" for use in connection with a biological product, namely, a cell-based therapy product composed of bone marrow derived cells for medical use. We also have rights to use the “Helix” and “Heart3D” trademarks in the United States. We have registered Morph for use in connection with steerable vascular access technology. We intend to pursue additional registrations in markets outside the United States where we plan to sell our therapies and products.

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

Sales and Marketing

Our sales and marketing strategy is to market our cell therapies for ischemic heart failure and chronic myocardial ischemia indications using a dedicated direct sales model focused on selected cardiologists if approved by FDA, and with either a direct sales force or a distribution partner if approved by Japan PMDA. These leading cardiologists are typically affiliated with leading hospitals and medical centers and we believe that they tend to have well-established referral networks of interventional cardiologists and cardiac catheterization laboratories. We believe they represent a concentrated customer base suitable to a specialist care sales model. We believe that the cell therapy systems will be adopted first by leading cardiologists at high-volume hospitals and medical centers, and progressively by a broader segment of the market. Cardiologists and interventional cardiologists have a history of early adoption of innovative products and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet medical needs of heart failure patients.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction reasonable safety and effectiveness of the cell-based therapy. After a PMA application is deemed complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality Management System Regulation, or QMSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

The FDA may grant Breakthrough Device designation for certain medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. In January 2021, the CardiAMP Cell Therapy System received this designation for its ischemic heart failure indication being pursued in the current clinical trial. The goal of the Breakthrough Devices Program is to provide patients and health care providers with timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval, 510(k) clearance, and De Novo marketing authorization, consistent with the Agency's mission to protect and promote public health. The Breakthrough Devices Program replaces the Expedited Access Pathway and Priority Review for medical devices. The FDA considers devices granted designation under the Expedited Access Pathway to be part of the Breakthrough Devices Program. The Breakthrough Devices Program offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help manufacturers receive feedback from the FDA and identify areas of agreement in a timely way. Manufacturers can also expect prioritized review of their submission. After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

To the extent we elect to develop our diagnostic assay as an LDT, FDA may nonetheless regulate the LDT as a medical device. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. In 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In 2019, the FDA issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve- out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns.

In January 2024, FDA announced its plans to reclassify certain high-risk of in vitro diagnostics, including companion diagnostics, as Class II devices. In May 2024, the FDA published a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated and set aside the FDA LDT Final Rule in its entirety, concluding that the FDA lacks jurisdiction to regulate professional services performed by clinical laboratories. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.

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

In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies and changes in the regulations that can increase our compliance costs.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, the Centers for Medicare & Medicaid Services, or CMS, selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Additionally, the current administration also issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic drug and biosimilar entry sooner than expected, could materially harm the Company’s business, including with respect to its ability to set adequate pricing for new drugs to recover its research and development costs. The impact of these regulations and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

The Company has had five consultations with PMDA on the approval of CardiAMP for HFrEF, with the most recent occurring in November 2025. PMDA has suggested they may consider an application for approval based on data from outside Japan after we have completed the follow-up on the CardiAMP HF trial and provide them with the follow-up data out to two years. We have had an additional clinical consultation with PMDA after we provided this data. A formal clinical consultation has been scheduled with PMDA in the second quarter of 2026. If PMDA determines in the formal clinical consultation that our data provides reasonable assurance of safety and efficacy, our expectation is that we will be allowed to submit for market clearance soon afterwards.

Employees and Human Capital

As of December 31, 2025, we had 17 full-time and four part-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration, sales, and marketing. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

●	Our existing and any future contractual arrangement that we expect will provide us access to capital may provide less capital than expected and on a delayed basis.

Risks Related to Development and Commercialization

●	Our success depends in large part on our ability to obtain approval for, and successfully commercialize, the CardiAMP Cell Therapy System
●

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

●	If we or our suppliers fail to comply with the FDA’s QMSR, our manufacturing operations could be delayed or shut down and product sales could suffer.
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

●	Raising additional funds through debt or equity financing could be highly dilutive and may cause the market price of our common stock to decline.
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

We are a clinical-stage regenerative medicine company and we have not yet generated a profit. We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2025 was $8.2 million and our accumulated deficit totaled $168.3 million as of December 31, 2025. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

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

Our audited consolidated financial statements as of and for the year ended December 31, 2025 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Absent additional funding, management believes our cash and cash equivalents of approximately $2.5 million as of December 31, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond May 2026. As noted below, we may need to obtain additional funding from equity or debt financings, which may be highly dilutive to our existing stockholders and may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. For example, in September 2025, we completed the Registered Offering, pursuant to which we issued 4,800,000 shares of common stock, including the shares issued upon the exercise of pre-funded warrants, and common warrants to purchase 4,800,000 shares of common stock. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

Specifically, the HCW ATM Offering is limited by the terms and conditions in the HCW Sales Agreement. Under the terms of the HCW Sales Agreement, the obligations of HCW are only to use reasonable efforts to sell shares of our common stock, but there is no actual obligation to sell or guarantee that we will be able to place any shares. We are also limited in the amount we may sell under the HCW Sales Agreement to the amount that is covered by an effective registration statement with the Securities and Exchange Commission (SEC), the amount of which was approximately $5.1 million as of March 24, 2026. The amounts we sell under the HCW ATM Offering will not satisfy all of our funding needs and our receipt of any funds thereunder may not be received on a timely basis, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the HCW Sales Agreement.

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

We are subject to income and other taxes in the United States. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of this new law may adversely affect us. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

We currently manufacture some of our components and sub-assemblies internally and rely on third-party vendors for other components and sub-assemblies used in our products and therapeutic candidates. Our reliance on third-party vendors subjects us to a number of risks that could impact our ability to manufacture our products and therapeutic candidates and harm our business, including:

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to consistently produce quality components;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	price fluctuations due to the threat or imposition of certain tariffs, which may increase costs for our suppliers;

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	inability of the manufacturer or supplier to comply with Quality Management System Regulations, or QMSR, enforced by the FDA and state regulatory authorities;

•	inability to control the quality of products manufactured by third parties;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.

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

•	we may experience a delay in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities;

•	we have limited experience in complying with FDA’s QMSR, which applies to the manufacture of our products and therapeutic candidates; and

•	to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for our manufacturing operations.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices or QMSR, and adherence to commitments made in the applicable regulatory approval. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

If we or our suppliers fail to comply with the FDA’s QMSR, our manufacturing operations could be delayed or shut down and product sales could suffer.

Our manufacturing processes and those of our third-party suppliers are required to comply with the FDA’s QMSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection or failure to comply with applicable regulatory requirements could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays and cause our revenues to decline.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QMSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. If the FDA or CDHS inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time-consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility, we may be unable to produce our products, which may have an adverse impact on our business.

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

In the United States, HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers conducting certain electronic transactions, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. Amendments to HIPAA by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) also impose compliance obligations and corresponding penalties for non-compliance on certain individuals and entities that provide services to or perform certain functions on behalf of healthcare providers and other covered entities involving the use or disclosure of individually identifiable health information, collectively referred to as business associates. HITECH also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. HIPAA also provides for notification requirements to federal regulators, and in some cases local and national media, for individuals whose health information has been inappropriately accessed or disclosed.

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

As of March 24, 2026, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 25.8% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Furthermore, we have filed a prospectus supplement related to the offer and sale of our common stock under the HCW Sales Agreement. As of March 24, 2026, we had up to approximately $5.1 million of our common stock available for offer and sale under the prospectus supplement. Any such HCW Sales Agreement sales would be made by HCW on a reasonable efforts basis. Any sales under the HCW Sales Agreement must be in compliance with the terms of such agreement and applicable law and the purchase price for such sales will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall and any such issuances would be dilutive to our existing stockholders.

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

Holders

As of December 31, 2025, there were 154 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01)

The CardiAMP Cell Therapy Heart Failure Trial (CardiAMP HF)

The CardiAMP Heart Failure Trial was a randomized, double-blinded, placebo procedure controlled, multi-center pivotal clinical trial for the treatment of ischemic heart failure of reduced ejection fraction (HFrEF). The trial assessed the safety and effectiveness of the CardiAMP Cell Therapy System for the treatment of ischemic HFrEF, an investigational device system that has received Breakthrough Device Designation from the FDA. The CardiAMP autologous cell therapy, which is designed to promote microvascular repair through enhanced capillary density and reduced fibrosis, was delivered during a standard minimally invasive catheter-based procedure. Patients were typically discharged after an overnight stay.

Clinical data from a 10-patient roll in cohort was published in 2021 in the International Journal of Cardiology. These results concluded that all CardiAMP HF protocol procedures were feasible and well tolerated. Favorable functional, echo and quality of life trends suggest this approach may offer promise. Thereafter, the randomized study enrolled 115 advanced heart failure patients on guideline directed medical therapy, in addition to the initial 10-patient roll-in cohort.

Principal results from the trial were presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions in March 2025. While the trial did not meet the primary endpoint, two-year results from the trial demonstrated:

In patients with elevated NTproBNP biomarkers (50% of enrolled patients) compared to patients on optimized heart failure medication regimens alone had:

●	13% fewer heart death equivalents (i.e., all-cause death, heart transplantation, left ventricular assist device implantation); a 47% relative risk reduction in heart death equivalents
●	2% fewer non-fatal major adverse cardiac and cerebrovascular events MACCE; a 16% relative risk reduction in MACCE
●	Clinically meaningful 10.5-point improvement in quality-of-life score, as measured by Minnesota Living with Heart Failure Questionnaire (MLHFQ)
●	13.9-meter improvement in Six Minute Walk Distance

In all treated patients compared to patients on optimized heart failure medication regimen alone, the treated patients had:

●	3.6% fewer heart death equivalents; a 20.9% relative risk reduction in heart death equivalents
●	8.7% fewer non-fatal MACCE; a 44.6% relative risk reduction in non-fatal MACCE
●	Clinically meaningful 5.5-point improvement in quality of life score, as measured by MLHFQ
●	14% fewer non-sustained ventricular tachyarrythmias and 5.5% fewer sustained ventricular tachyarrhythmias
●

Although both treated and controlled patients saw modest improvements in left ventricular ejection fraction, treated patients also showed evidence of reduced left ventricular end diastolic and end systolic volumes.

On March 2, 2026, CardiAMP HF echocardiography clinical results measured by the blinded echocardiography core laboratory at the Yale University Cardiovascular Research Group were presented at the Late Breaking Clinical trial session at the Technology and Heart Failure Therapeutics conference in Boston Massachusetts. Results showed  positive evidence of decreased pathological left ventricular remodeling over time in patients receiving CardiAMP cell therapy treatment compared to patients not receiving the treatment. These results correlated to findings for the trial primary and key secondary endpoints of reduced fatal and non-fatal major adverse cardiovascular events and improved quality of life measures for treated patients.  The Yale core laboratory measured both left ventricular end diastolic volume, when the heart ventricle is fully dilated (p = 0.06), and the left ventricular end systolic volume, when the heart is fully contracted (p=0.09).  For the prespecified subgroup of patients having elevated biomarkers of heart stress, the differences between the treated and control patients were both clinically meaningful (>20ml/m2 and 15 ml/m2, respectively) and statistically significant (p = 0.02 and p = 0.01, respectively).

We are exploring approval for market release of CardiAMP in the United States with FDA, and in Japan with PMDA, based on the strength of this excellent but imperfect data. Approvals in both countries are at minimum expected to require post marketing studies to gather additional evidence of safety and efficacy. In the U.S., we expect to file a Q-Sub request with FDA on approvability of the FDA designated Breakthrough CardiAMP cell therapy device based on its safety and compelling signals of benefit in patients with elevated biomarkers of heart stress. These discussions will be simplified by reference to the Helix as a stand-alone delivery device, which has a pre-submission actively under review by FDA. In Japan, we have completed a number of preclinical consultations with PMDA on the approvability of the CardiAMP Cell Therapy System. We have scheduled a formal clinical consultation to align with PMDA on the acceptability of the existing clinical data from the three trials to allow us to submit for market release.

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

The FDA approved a protocol amendment for this trial, which allows patients who would have previously been excluded from treatment to receive additional cell deliveries to achieve the same target minimum dosage utilizing a treatment plan informed by the preprocedural CardiAMP Cell Population Analysis (CPA). The CPA approach was developed to select patients most likely to respond to therapy based on their therapeutic cell composition at screening. Utilizing available clinical results allowed us to refine the algorithm in the CardiAMP Heart Failure II Trial and develop a personalized treatment plan for patients below the CPA acceptance criteria. Such treatment plans adjust the number of dosing aliquots for patients with lower concentrations of important specified cells. Combined, the algorithm modifications and development of the treatment plan approach are expected to increase the number of patients eligible for the trial. Four clinical sites have been activated, and enrollment is ongoing in the trial.

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

Results from the open-label roll-in cohort of patients having chronic myocardial ischemia with refractory angina showed an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment. Primary results of this cohort have been submitted for presentation at Euro PCR, a world-leading course in interventional cardiovascular medicine, in May of 2026.

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

In February 2026, we announced a Pre-Submission to FDA under its Q-Submission program for the approval of its Helix Transendocardial Delivery Catheter (Helix) for intramyocardial therapeutic and diagnostic agent delivery. The data supporting safety and effectiveness for the Helix Pre-Submission is from fifteen clinical trials of cell and gene therapy delivery to the heart using Helix, where patients were enrolled in three primary cardiac clinical indications. FDA has accepted the Helix pre-submission and has confirmed that it contains all of the necessary elements and information needed to proceed with substantive review. We are scheduled to meet with the FDA in the second quarter of 2026, and we expect to receive written feedback. We expect that the FDA Center for Devices and Radiological Health (CDRH) will lead the review in consultation with the FDA Center for Biologics Evaluation and Research (CBER). The FDA has acknowledged to us that the CBER Breakthrough Designation on the Helix enables in the CardiAMP Cell Therapy for ischemic heart failure.

Morph® Access Innovations

All procedures using our Helix transendocardial delivery system include the use of a Morph steerable introducer. We received FDA market clearance of an 8 French equivalent for transseptal cardiac procedures, under the name AVANCE. One of the device’s features is that its tendons are designed to enable deflection rotation around the catheter shaft, providing uniform bending in all directions and a substantial reduction of what is called catheter “whip.” This is designed to enhance physician control for many procedures. The FDA has approved clearance the Morph-DNA product family across a range of diameters and lengths, which is now available for use in the treatment of aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures.

Financial Overview

Revenue

Revenues are currently derived from our biotherapeutic delivery partnering agreements. Under these partnering agreements, we provide extensive support and our Helix biotherapeutic delivery system from the research bench to commercialization for partners. Our FDA-cleared AVANCE and Morph DNA steerable introducer products are also available for commercial sale.

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

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services are provided and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers regarding the progress or state of completion of clinical trials, or the services completed. During a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2025, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot provide assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands).

	Years ended December 31,
	2025	2024
Revenue:
Collaboration agreement revenue	$—	$58
Costs and expenses:
Research and development	4,962	4,387
Selling, general and administrative	3,316	3,672
Total costs and expenses	8,278	8,059
Operating loss	(8,278)	(8,001)
Other income (expense):
Total other income, net	50	55
Net loss	$(8,228)	$(7,946)

Revenue. Revenue was $0 in the year ended December 31, 2025 as compared to $58,000 in the year ended December 31, 2024. The amount and timing of collaboration revenues is largely dependent on our partners’ development activities and may be inconsistent and create significant variation in our revenues.

Research and Development Expenses. Research and development expenses increased to approximately $5.0 million in the year ended December 31, 2025 as compared to approximately $4.4 million in the year ended December 31, 2024 primarily due to closeout activities in the CardiAMP Heart Failure Trial, inception of enrollment in the CardiAMP Heart Failure II Trial and regulatory activities to advance CardiAMP in Japan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to approximately $3.3 million in the year ended December 31, 2025 as compared to approximately $3.7 million in the year ended December 31, 2024, primarily due to lower professional service fees coupled with lower share-based compensation expense.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2025, we had an accumulated deficit of approximately $168.3 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of December 31, 2025, we had cash and cash equivalents of approximately $2.5 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(7,436)	$(7,886)
Investing activities	(7)	(6)
Financing activities	7,568	9,160
Net increase in cash and cash equivalents	$125	$1,268

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities decreased from approximately $7.9 million during the year ended December 31, 2024 to approximately $7.4 million during the year ended December 31, 2025, primarily due to the timing of payments to suppliers.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $7.6 million and approximately $9.2 million during the years ended December 31, 2025 and 2024, respectively, related to net proceeds from the sale of common stock less issuance costs and taxes paid related to net share settlement of equity awards.

September 2025 Financing

On September 19, 2025, we issued 4,800,000 shares of our common stock, and accompanying warrants to purchase up to 4,800,000 shares of common Stock (the September 2025 Warrants), at a combined offering price of $1.25 per share and September 2025 Warrant (the September 2025 Offering). Each September 2025 Warrant is exercisable at a price per share of $1.25. The September 2025 Warrants expire on September 20, 2027, and are immediately exercisable. Certain of our directors and executive officers purchased an aggregate of 734,400 shares of common Stock and accompanying September 2025 Warrants, representing gross proceeds of $918,000. The gross proceeds of the September 2025 Offering were $6.0 million, with associated issuance costs of $837,000.

June 2025 Financing

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

April 2025 Financing

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

ATM Offerings

On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement (the ATM Prospectus Supplement), as supplemented, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. As of March 24, 2026, under the ATM Prospectus Supplement, we may issue up to approximately $5.1 million of our common stock. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Years ended December 31,
	2025	2024
Common shares sold	525,310	428,864
Gross proceeds	$1,345	$2,477
Associated issuance costs	$121	$94

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $2.5 million as of December 31, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond May 2026. To continue development of our therapeutic candidates beyond such time, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our consolidated financial statements as of December 31, 2025 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BioCardia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCardia, Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Accrued research and development expenses – clinical costs

The Company recorded research and development expenses of $5 million for the year ended December 31, 2025.  As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

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

San Diego, California

March 24, 2026

BIOCARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,496	$2,371
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of December 31, 2025 and 2024, respectively	20	—
Prepaid expenses	216	251
Total current assets	2,732	2,622
Property and equipment, net	16	33
Operating lease right-of-use asset, net	494	898
Other assets	171	171
Total assets	$3,413	$3,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$641	$385
Accrued expenses and other current liabilities	1,349	1,551
Operating lease liability - current	442	385
Total current liabilities	2,432	2,321
Operating lease liability - noncurrent	86	566
Total liabilities	2,518	2,887
Commitments and contingencies (Notes 2, 5 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,755,647 and 4,600,910 shares issued and outstanding as of December 31, 2025 and 2024, respectively	11	5
Additional paid-in capital	169,233	160,953
Accumulated deficit	(168,349)	(160,121)
Total stockholders’ equity	895	837
Total liabilities and stockholders’ equity	$3,413	$3,724

See accompanying notes to the consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024
Revenue:
Collaboration agreement revenue	$—	$58
Costs and expenses:
Research and development	4,962	4,387
Selling, general and administrative	3,316	3,672
Total costs and expenses	8,278	8,059
Operating loss	(8,278)	(8,001)
Other income (expense):
Total other income, net	50	55
Net loss	$(8,228)	$(7,946)

Net loss per share, basic and diluted	$(1.23)	$(2.90)

Weighted-average shares used in computing net loss per share, basic and diluted	6,666,943	2,743,828

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2024

(In thousands, except share data)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total
Balance at December 31, 2023	1,577,769	$2	$150,570	$(152,175)	$(1,603)
Restricted stock units vested and issued	60,409	—	—	—	—
Sale of common stock and warrants on February 13, 2024, net of issuance costs of $43	134,199	—	832	—	832
Sale of common stock under ATM, net of issuance costs of $94	428,864	—	2,383	—	2,383
Reverse stock split fractional share true up	(331)	—	—	—	—
Sale of common stock and warrants on September 3, 2024, net of issuance costs of $926	2,400,000	3	6,271	—	6,274
Restricted stock units issued to settle management bonus obligations	—	—	156	—	156
Share-based compensation	—	—	741	—	741
Net loss	—	—	—	(7,946)	(7,946)
Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837
Restricted stock units vested and issued	143,913	—	—	—	—
Sale of common stock and warrants on April 23, 2025, net of issuance costs of $56	406,818	1	718	—	719
Sale of common stock and warrants on June 30, 2025, net of issuance costs of $9	274,696	—	561	—	561
Sale of common stock and warrants on September 19, 2025, net of issuance costs of $837	4,800,000	4	5,159	—	5,163
Sale of common stock under ATM, net of issuance costs of $121	525,310	1	1,223	—	1,224
Exercise of September 2025 common stock warrants	4,000	—	5	—	5
Restricted stock units issued to settle management bonus obligations	—	—	184	—	184
Share-based compensation	—	—	430	—	430
Net loss	—	—	—	(8,228)	(8,228)
Balance at December 31, 2025	10,755,647	$11	$169,233	$(168,349)	$895

See accompanying notes to consolidated financial statements.

BIOCARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2025	2024
Operating activities:
Net loss	$(8,228)	$(7,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	67
Reduction in the carrying amount of right-of-use assets	481	482
Share-based compensation	430	741
Allowance for doubtful accounts	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	(20)	97
Prepaid expenses	35	44
Accounts payable	163	(316)
Accrued expenses and other current liabilities	179	(538)
Operating lease liability	(500)	(483)
Net cash used in operating activities	(7,436)	(7,886)
Investing activities:
Purchase of property and equipment	(7)	(6)
Net cash used in investing activities	(7)	(6)
Financing activities:
Exercise of common stock warrants	5	—
Taxes paid related to net share settlement of equity awards	(197)	(140)
Proceeds from sales of common stock	8,690	10,552
Issuance costs of sale of common stock	(930)	(1,252)
Net cash provided by financing activities	7,568	9,160
Net change in cash and cash equivalents	125	1,268
Cash and cash equivalents at beginning of year	2,371	1,103
Cash and cash equivalents at end of year	$2,496	$2,371
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$99	$6
Restricted stock units issued to settle management bonus obligations	$184	$156

See accompanying notes to the consolidated financial statements.

BioCardia, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Business

(a)	Organization and Description of Business

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

We manage our operations as a single segment for the purpose of assessing performance and making operating decisions, which is how our chief operating decision maker (who is our president and chief executive officer) reviews financial performance and allocates resources.

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

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $168.3 million as of December 31, 2025. Management expects operating losses and negative cash flows to continue through the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of approximately $2.5 million as of December 31, 2025 are not sufficient to fund our planned expenditures and meet our obligations beyond May 2026. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond May 2026 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within their control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On December 31, 2025, approximately 100% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were approximately $2.3 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We consider the creditworthiness of our customers but do not require collateral in advance of a sale. Each reporting period, we evaluate the collectability of outstanding receivable balances and record an allowance for doubtful accounts representing an estimate of current expected credit loss. The estimate is based on our historical write-off experience, customer creditworthiness, facts, and circumstances specific to outstanding balances and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We did not record an allowance for doubtful accounts as of December 31, 2025 or 2024.

(g)	Property and Equipment, Net

Property and equipment, net, are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, as described in the table below. Maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the accompanying consolidated statements of operations.

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

Impairment assessment of long-lived assets - The carrying value of long-lived assets, including property and equipment and operating lease right-of-use assets, is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2025, there have been no such impairment losses.

(j)	Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiation and may result in payment flows that do not match the periods over which materials or services are provided by the vendor under the contracts. Our objective is to reflect the clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. Our accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services relative to the actual status and timing of services performed may vary and may result in reported amounts that differ from the actual amounts incurred.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, it will be classified as current liabilities. We receive payments from our customers as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. We do not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We did not have any deferred revenue on December 31, 2025 or 2024.

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

We provide a standard warranty of serviceability on all our products for the duration of the product’s shelf life, which is two years for Helix and Morph products currently. Estimated future warranty costs, if any, are accrued and charged to costs of goods sold in the period that the related revenue is recognized. Historical data and trends of product reliability and costs of repairing or replacing defective products are considered. Due to the low historical warranty claims experience, a general warranty accrual has not been required or recorded as of December 31, 2025 and 2024.

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

(r)	Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

(s)	Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of adopting this ASU on our consolidated financial statement disclosures.

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

	As of December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Cash in savings account	$—	$—	$—	$2,258
Cash in checking account	—	—	—	238
Total cash and cash equivalent	$—	$—	$—	$2,496

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2	$—	$—	$2
Cash in savings account	—	—	—	2,058
Cash in checking account	—	—	—	311
Total cash and cash equivalent	$2	$—	$—	$2,371

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Computer equipment and software	$172	$165
Laboratory and manufacturing equipment	576	576
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	801	794
Less accumulated depreciation	(785)	(761)
Property and equipment, net	$16	$33

Depreciation expense totaled $24,000 and $67,000 for the years ended December 31, 2025 and 2024, respectively. All of our property and equipment is located in the United States.

(5)	Operating Lease Right-of-Use Assets, Net

We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Our operating lease relates to a property lease for its laboratory and corporate offices which expires in January 2027. Provided that we are not in default under any provision of the lease at the time of exercise of the extension right, and provided further we are occupying the entire premises and have not assigned or sublet any of our interest in this lease, we may extend the term of this lease for one period of 36 months. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants.

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

The components of lease expense for the years ended December 31, 2025 and 2024 were as follows (in thousands, except years and percentages):

	2025	2024
Straight-line rent expense recognized for operating lease	$482	$482
Variable rent expense recognized for operating lease	96	91
Total rent expense	$578	$573

Weighted average remaining lease term (in years)	1.1	2.1
Weighted average discount rate	10.74%	10.74%

Supplemental cash flow information related to the operating lease for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$423	$364
Cash lease expense (imputed interest expense component of net loss)	77	119
Total rent expense	$500	$483

Future minimum lease payments under the operating lease as of December 31, 2025 are as follows (in thousands):

2026	$514
2027	44
Total undiscounted lease payments	$558
Less imputed interest	30
Total operating lease liabilities	$528

(6)	Collaborative Agreements

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

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	0-Jan
	2025	2024
Accrued expenses	$34	$22
Accrued salaries and employee benefits	524	641
Accrued clinical trial costs	256	356
Grant liability	471	468
Customer deposits	64	64
Total	$1,349	$1,551

(8)	Stockholders’ Equity

Warrants – Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant. As of December 31, 2025 outstanding warrants had a maximum weighted average term to expiration of 2.5 years.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Balance as of December 31, 2023	141,889	$94.50
Warrants sold	2,467,104	3.10
Warrants expired	(141,889)	94.50
Balance as of December 31, 2024	2,467,104	$3.10
Warrants sold	5,481,514	1.33
Warrants exercised	(4,000)	1.25
Balance as of December 31, 2025	7,944,618	1.88

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

September 2025 Financing - On September 19, 2025, we issued 4,800,000 shares of our common stock, and accompanying warrants to purchase up to 4,800,000 shares of common Stock (the September 2025 Warrants), at a combined offering price of $1.25 per share and September 2025 Warrant (the September 2025 Offering). Each September 2025 Warrant is exercisable at a price per share of $1.25. The September 2025 Warrants expire on September 20, 2027, and are immediately exercisable. Certain of our directors and executive officers purchased an aggregate of 734,400 shares of common Stock and accompanying September 2025 Warrants, representing gross proceeds of $918,000. The gross proceeds of the September 2025 Offering were $6.0 million, with associated issuance costs of $837,000.

At-the-Market (ATM) Offerings - On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement, the ATM Prospectus Supplement, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights. As of March 24, 2026, approximately $5.1 million of common stock may still be sold pursuant to the Sales Agreement.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Years ended December 31,
	2025	2024
Common shares sold	525,310	428,864
Gross proceeds	$1,345	$2,477
Associated issuance costs	$121	$94

(9)	Share-Based Compensation

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

At our Annual Meeting of Shareholders on December 2, 2025, the 2016 Plan was amended to extend the term of the Restated Plan until October 31, 2035 and to change the automatic share reserve increase pursuant to the Restated 2016 Plan to automatically increase the number of shares available for issuance under the 2016 Plan on December 2, 2025 and the first day of each fiscal year starting January 1, 2026, in an amount equal to the lessor of (i) 4% of the shares of common stock outstanding on the day immediately preceding each automatic increase; (ii) 500,000 shares; and (iii) such lesser number of shares as determined by our board of directors). As of December 31, 2025, 54,616 shares were authorized and available for awards under the 2016 Plan.

We recognize in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation. Share-based compensation expense for the years ended December 31, 2025 and 2024 was recorded as follows (in thousands):

	Years ended
	December 31,
	2025	2024
Research and development	$237	$413
Selling, general and administrative	193	328
Total share-based compensation	$430	$741

The following table summarizes activity under our stock option plans, including the 2002 Plan and the 2016 Plan and related information (in thousands, except share and per share amounts and term):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2023	165,784	$52.67	6.8
Stock options granted	14,974	2.65
Stock options forfeited	(3,177)	33.97
Stock options expired	(9,397)	63.51
Balance, December 31, 2024	168,184	47.97	6.6
Stock options granted	321,800	1.37
Stock options forfeited	(4,781)	35.48
Balance, December 31, 2025	485,203	$17.19	8.4	$—
Exercisable, December 31, 2025	143,477	$52.80	5.1	$—

The aggregate intrinsic value as of December 31, 2025 represents the difference between the total pre-tax value (i.e., the difference between our stock price and the exercise price) of stock options outstanding, based on our common stock closing price of $1.25 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The total intrinsic value of options exercised was zero in both the years ended December 31, 2025 and 2024. The weighted average grant-date BSM fair value of options granted during the years ended December 31, 2025 and 2024 was $1.17 and $2.37 per share, respectively.

Employee, Director and Non-employee Share-Based Compensation

During the years ended December 31, 2025 and 2024, we granted stock options to certain employees, non-employee directors and non-employees to purchase 321,800 and 14,974 shares of common stock, respectively. The fair value of each option grant was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Years ended
	December 31,
	2025			2024
Risk-free interest rate	3.8	-	4.1%	3.9%
Volatility	110	-	117%	125%
Dividend yield	None			None
Expected term (in years)	6.25	-	10.00	6.25

Unrecognized share-based compensation for employees, non-employee directors and non-employee options granted through December 31, 2025 is $628,000 to be recognized over a remaining weighted average service period of 2.5 years.

Share-Based Compensation (RSUs)

During the years ended December 31, 2025 and 2024, respectively, we granted to certain members of management 279,463 and 113,427 restricted stock units, or RSUs, in lieu of paying bonuses. The fair value of each RSU was estimated on the closing market price of our common stock on the grant date.

The following table summarizes the activity for RSUs during the years ended December 31, 2025 and 2024:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2023	—	$ n/a
RSUs granted	113,427	2.65
RSUs released	(60,409)	2.65
RSUs forfeited	(53,018)	2.65
Balance, December 31, 2024	—	$ n/a
RSUs granted	279,463	1.37
RSUs released	(143,913)	1.37
RSUs forfeited	(135,550)	1.37
Balance, December 31, 2025	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and non-employee RSUs granted through December 31, 2025 was $0.

(10)	Concentrations

We had no revenues in 2025. Three customers accounted for approximately 62%, 22% and 16%, respectively, of total revenues in 2024.

(11)	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	2025	2024
Net loss	$(8,228)	$(7,946)
Weighted average shares used to compute net loss per share, basic and diluted	6,666,943	2,743,828
Net loss per share, basic and diluted	$(1.23)	$(2.90)

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	December 31,
	2025	2024

Stock options to purchase common stock	485,203	168,184
Common stock warrants	7,944,618	2,467,104
Total	8,429,821	2,635,288

(12)	Income Taxes

Our provision for income taxes for the years ended December 31, 2025 and 2024 was $0 for both years. We had no foreign income or losses in each of the years ended December 31, 2025 and 2024, and did not pay any cash income taxes in each of the years ended December 31, 2025 and 2024.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2025 and 2024. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows (in thousands):

	Years ended December 31,
	2025			2024
Tax at federal statutory rate	$(1,728)	21.0%		$(1,669)	21.0%
State, net of federal benefit	(866)	10.5%		(364)	4.6%
Foreign tax effects	—	—		—	—
Cross-border tax laws	—	—		—	—
Research and development credit	(229)	2.8%		(162)	2.0%
Changes in unrecognized tax benefits	57	(0.7%	)	—	—
Changes in tax laws or rates enacted in current year	—	—		—	—
Share-based compensation	71	(0.9%	)	176	(2.2%	)
Nontaxable or nondeductible items	2	—		—	—
Net operating loss expiration	257	(3.1%	)	233	(2.9%	)
Other	—	—		1	—
Change in valuation allowance	2,436	(29.6%	)	1,785	(22.5%	)
Total provision for income taxes	$—	—		$—	—

California makes up the majority of the state, net of federal benefit category. For the year ended December 31, 2025, our effective tax rate is below the federal statutory income tax rate of 21% due to state income taxes offset by our position to establish a full valuation allowance on our deferred tax assets. For the year ended December 31, 2024, our effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and our position to establish a full valuation allowance on our deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards, net of any adjustment for unrecognized tax benefits. The components of the net deferred income tax assets as of December 31, 2025 and 2024 were as follows (in thousands):

	Years ended December 31,
	2025	2024
Accrued compensation	$146	$160
Inventory adjustments	—	40
Depreciation and amortization	12	14
Share-based compensation	998	924
Net operating loss and tax credit carryforwards	37,772	34,539
Research and development capitalization	1,995	2,807
Other	10	13
Gross Deferred Tax Asset	40,933	38,497
Valuation Allowance	(40,933)	(38,497)
Net deferred tax asset	$—	$—

We had approximately $130.4 million and $74.4 million of federal and state net operating loss (NOL) carryforwards, respectively, as of December 31, 2025. For tax reporting purposes, operating loss carryforwards are available to offset future taxable income; such carryforwards expire in varying amounts beginning in 2024 and 2028 for federal and state purposes, respectively, with 2018-2024 federal NOLs having no expiration date. Under current federal and California law, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

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

As of December 31, 2025, we had federal and state research and development credits of approximately $4.3 million and $3.2 million available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires beginning in 2028. The state credit carryforwards have no expiration.

We do not believe that these assets are realizable on a more likely than not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance. We did not have deferred tax liabilities as of December 31, 2025 or 2024. The net increases in the total valuation allowance of approximately $2.4 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively, was primarily from the net operating losses generated. No liability related to uncertain tax positions is reported in the financial statements.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2025	2024
Balance, beginning of year	$1,775	$1,677
Additions based on tax positions related to the current year	98	98
Balance, end of year	$1,873	$1,775

Recognition of approximately $1.4 million and $1.3 million of unrecognized tax benefits would impact the effective rate at December 31, 2025 and 2024, respectively, if recognized. Increases in 2025 relate to increased research and development activity.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA enacts significant changes to U.S. tax regulations, including the restoration of 100% bonus depreciation on qualifying asset purchases and a return to immediate deductibility of domestic research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on our fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in the year ended December 31, 2026. We continue to review the OBBBA tax provisions to assess impacts to our financial statements.

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

As of December 31, 2025, we have received $750,000 under the grant which is accounted for as a reduction to research and development expenses as the related qualifying costs are incurred, and $279,000 of the qualifying costs had been incurred as of December 31, 2025. The remaining $471,000 was recorded as grant liability in accrued expenses and other current liabilities on the consolidated balance sheet at December 31, 2025. The amount is recorded as a liability as the amounts are refundable, should a default by us, as defined in the agreement, occur prior to incurring the qualifying costs.

(15)	Employee Benefit Plans

Our U.S. employees are eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the IRC. Participating employees may contribute up to 75% of their pretax salary, but not more than statutory limits. We made matching contributions of $18,000 during each of the years ended December 31, 2025 and 2024.

(16)	Subsequent Events

During the period from January 1, 2026 to March 24, 2026 we sold an aggregate of 184,725 shares of common stock under the ATM Offerings at an average share price of $1.22 for total gross proceeds of $225,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two fiscal years ended December 31, 2025 and 2024, there were no: (1) disagreements with PKF San Diego, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

The following table sets forth the names, ages as of March 24, 2026, and certain other information for each of our directors:

	Class	Age	Position	Director Since (4)	Current Term Expires

Peter Altman, Ph.D.	I	59	President, Chief Executive Officer and Director	2002	2026
Bill Facteau(1)	I	56	Director	2023	2026
Jim Allen(2)	II	70	Director	2019	2027
Andrew Blank(2)(3)	II	69	Chairman of the Board of Directors	2019	2027
Marvin Slosman(1)	III	62	Director	2025	2028
Jay M. Moyes(1)(3)	III	72	Director	2011	2028
Simon H. Stertzer, M.D.	III	90	Director	2002	2028

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

Marvin Slosman is President, Chief Executive Officer and a director of InspireMD, Inc., which is focused on stroke prevention and leading a global effort to transform carotid artery intervention. He has served in that capacity since January 2020. Prior to joining InspireMD, Mr. Slosman served as chief operating officer for MEDCURA Inc. from May 2019 to December 2019. From September 2017 to September 2019, Mr. Slosman served as a Business Consultant, overseeing international commercial strategy and market development, at Integra Life Sciences, a leading innovator in orthopedic extremity surgery, neurosurgery, and reconstructive and general surgery. From 2010 to 2014 Mr. Slosman served as President of Itamar Medical, Inc., a medical technology company focused on cardiovascular and sleep diagnostics. Mr. Slosman also served as chief executive officer of Ovalum Vascular Ltd. from 2008 to 2010.

We believe that Mr. Slosman possesses specific attributes that qualify him to serve as a member of our board of directors, including his managerial expertise, the knowledge and experience he has attained through his service as a CEO and director of a publicly traded corporation and his significant experience in senior management positions and leading medical device companies

Jay M. Moyes has served on our board of directors since 2011. He has served on the board of directors of Puma Biotechnologies (NYSE: PBYI) since April 2012, and on the board of directors of Achieve Life Sciences from 2018 to the present and he served on the board of directors and Chairman of the Audit Committee of Osiris Therapeutics (NASDAQ: OSIR), a biosurgical company, from May 2006 until December 2017. He also served as a member of the board of directors and Chairman of the Audit Committee of Integrated Diagnostics, a privately held molecular diagnostics company, from 2011 to 2016. From 2012 to 2014, Mr. Moyes served as a member of the board of directors of Amedica Corporation, a publicly traded orthopedics company, and as Chief Financial Officer from 2013 to 2014. Mr. Moyes was the Chief Financial Officer of Sera Prognostics, Inc. (NASDAQ: SERA), a women’s health diagnostics company, from March 2020 to June 2023. From 2008 to 2009, Mr. Moyes served as Chief Financial Officer of CareDx, a publicly traded molecular diagnostics company. Prior to that, he served as Chief Financial Officer of Myriad Genetics, Inc., a publicly held healthcare diagnostics company, from June 1996 until November 2007, and as Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG from 1979 to 1991. He also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 to 2006. Mr. Moyes holds a Master of Business Administration from the University of Utah, a Bachelor of Arts in economics from Weber State University and is formerly a Certified Public Accountant.

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

Board Leadership Structure

Board Structure. Our board of directors has seven authorized seats divided into three classes (Class I, Class II and Class III) with staggered three-year terms. Two Class I directors are to be elected at the 2026 annual stockholder meeting to serve a three-year term expiring at the 2029 annual meeting of stockholders or until their respective successors have been elected and qualified. The Class II directors and the Class III directors will continue to serve their respective terms until the respective 2027 and 2028 annual meetings of stockholders.

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

Board Meetings and Committees

During our fiscal year ended December 31, 2025, the board of directors held eleven meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we invite, but do not require, our directors to attend. None of our non-employee directors attended our 2025 annual meeting of the stockholders.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee currently consists of Jay Moyes, who is the chair of the committee, Marvin Slosman and Bill Facteau, each of whom is independent for Audit Committee purposes under the requirements of Nasdaq and SEC rules and regulations. Mr. Moyes is an “audit committee financial expert” as the term is defined under Item 407 of Regulation S-K. The audit committee operates under a written charter. The functions of the audit committee include:

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

Our audit committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2025, our audit committee held seven meetings.

Compensation Committee

Our compensation committee currently consists of Andrew Blank, who is the chair of the committee, and Jay Moyes, each of whom is independent in accordance with the Nasdaq standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities and Exchange Act of 1934, as amended (Exchange Act). The compensation committee operates under a written charter. The functions of the compensation committee include:

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

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2025, our compensation committee held two meetings.

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

Our nominating and corporate governance committee operates under a written charter adopted by our board of directors, a current copy of which is available on the Corporate Governance portion of our website at www.biocardia.com/investors/corporate-governance/id/1029. During 2025, our nominating and corporate governance committee held two meetings.

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

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the fiscal year ended December 31, 2025. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2025, all Section 16(a) filing requirements were satisfied on a timely basis, except that one Form 4 was filed late by Richard M. Krasno due to administrative error.

Executive Officers

The following table identifies certain information about our executive officers as of March 24, 2026. Officers are elected by our board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Peter Altman, Ph.D.	59	President, Chief Executive Officer, and Director
David McClung	62	Chief Financial Officer
Edward Gillis	64	Senior Vice President of Devices

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

David McClung has served as our Chief Financial Officer since September 2017 and has been with the Company since September 2013, also serving as Vice President of Finance from March 2016 to August 2017 and as Senior Director of Finance & Controller from September 2013 to February 2016. Mr. McClung has more than 30 years of finance and accounting experience in publicly and privately financed organizations, including startup enterprises, middle-market businesses and large public companies. Before joining our company, Mr. McClung served as Director of Finance and Controller at Sonitus Medical, Inc., a privately-held medical device manufacturer, from June 2011 to August 2013. Prior to that, Mr. McClung served as Controller at NextWave Pharmaceuticals, Inc., a specialty pharmaceutical company acquired by Pfizer, Inc., from April 2010 to June 2011. Mr. McClung began his career in public accounting and finance functions at other companies, including Matson Navigation, Inc., The Clorox Company and KPMG LLP. Mr. McClung earned a Bachelor of Arts degree in Accounting from Georgia State University, graduating with honors. He is an actively licensed CPA and member of the AICPA and the California Society of CPAs.

ITEM 11. EXECUTIVE COMPENSATION

The director compensation information provided in Item 10 of this Annual Report on Form 10-K is hereby incorporated by reference in this Item 11.

Fiscal 2025 Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers, who are comprised of (1) our principal executive officer and (2) our two highest compensated executive officers other than the principal executive officer.

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(2)	($)	($) (1)	($)	($)

Peter Altman, Ph.D.	2025	506,663	—	—	44,254	—	550,917
President, Chief Executive Officer, and Director	2024	493,388	146,026	—	—	—	639,414
David McClung	2025	364,492	—	—	31,444	—	395,936
Chief Financial Officer	2024	354,942	79,838	—	—	—	434,780
Edward Gillis	2025	258,579	—	—	23,292	—	281,871
Senior Vice President, Devices	2024	251,804	52,167	—	—	—	303,971

(1) These amounts reflect the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 to our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

(2) This amount was earned as a bonus in the fiscal year ending December 31, 2024 and was paid out as RSUs in 2025. Such RSUs vested in full on December 8, 2025.

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

Mr. Gillis is also eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our board of directors.

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

Outstanding Equity Awards at 2025 Year-End

The following table sets forth summary information regarding the outstanding equity awards for each of the named executive officers as of December 31, 2025.

		Option Awards(1)(2)					Stock Awards(2)
Name	Grant	Number of		Number of	Option	Option	Number of	Market
	Date	Securities		Securities	Exercise	Expiration	Shares or	Value
		Underlying		Underlying	Price ($)(3)	Date	Units of	of Shares or
		Unexercised		Unexercised			Stock	Units of
		Options (#)		Options (#)			That Have	Stock
		Exercisable		Unexercisable			Not Vested	That Have
							(#)	Not Vested
								($)
Peter Altman	8/19/2016	8,963	(4)	—	$79.80	8/19/2026	—	$—
	2/1/2018	2,962	(4)	—	$79.80	2/1/2028	—	$—
	8/27/2019	4,736	(4)	—	$75.00	8/27/2029	—	$—
	4/24/2020	3,675	(4)	—	$51.45	4/24/2030	—	$—
	4/21/2021	11,831	(5)	—	$52.35	4/21/2031	—	$—
	4/14/2022	8,617	(5)	783	$22.35	4/14/2032	—	$—
	5/18/2023	6,877	(5)	3,771	$25.50	5/18/2033	—	$—
	12/8/2025	—	(5)	38,000	$1.37	12/8/2035	—	$—

David McClung	8/9/2016	478	(4)	—	$79.80	8/9/2026	—	$—
	8/19/2016	493	(4)	—	$79.80	8/19/2026	—	$—
	2/1/2018	1,177	(4)	—	$79.80	2/1/2028	—	$—
	8/27/2019	1,883	(4)	—	$75.00	8/27/2029	—	$—
	4/24/2020	1,702	(4)	—	$51.45	4/24/2030	—	$—
	4/21/2021	5,056	(5)	—	$52.35	4/21/2031	—	$—
	4/14/2022	3,667	(5)	333	$22.35	4/14/2032	—	$—
	5/18/2023	2,939	(5)	1,612	$25.50	5/18/2033	—	$—
	12/8/2025	—	(5)	27,000	$1.37	12/8/2035	—	$—

Edward Gillis	6/25/2020	2,000	(6)	—	$37.35	6/25/2030	—	$—
	12/3/2020	1,000	(7)	—	$38.25	12/3/2030	—	$—
	4/21/2021	3,244	(5)	—	$52.35	4/21/2031	—	$—
	4/14/2022	2,322	(5)	211	$22.35	4/14/2032	—	$—
	5/18/2023	1,886	(5)	1,034	$25.50	5/18/2033	—	$—
	12/8/2025	—	(5)	20,000	$1.37	12/8/2035	—	$—

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information.

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

No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

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

In 2025, our Compensation Committee, and our board of directors adopted, the compensation for non-employee directors set forth in the table below:

Position	Annual	Annual
	Cash	Stock Option
	Retainer($)	Grant(#)
Base Fee	$40,000	12,000	(1)
Chairperson Fee
Chairman of the Board	32,500
Audit Committee	15,000
Compensation Committee	12,000
Nominating and Corporate Governance Committee	9,000
Committee Member Fee
Audit Committee	7,500
Compensation Committee	6,000
Nominating and Corporate governance	5,000

(1) An award of 12,000 stock options was granted to each incumbent non-employee director on December 8, 2025, which will vest on December 8, 2026.

Compensation for 2025

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2025:

Director	Fees Earned or Paid in Cash($)	Stock Awards $ (1)	Option Awards ($) (1)	Total ($)
Jim Allen	$45,000	$—	$13,975	$58,975
Andrew Blank	$93,500	$—	$13,975	$107,475
Bill Facteau	$47,500	$—	$13,975	$61,475
Richard Krasno, Ph.D.	$49,284	$—	$—	$49,284
Jay M. Moyes	$61,000	$—	$13,975	$74,975
Marvin Slosman	$3,743	$—	$13,975	$17,718
Simon H. Stertzer, M.D.	$40,000	$—	$13,975	$53,975

(1) This amount reflects the aggregate grant fair value computed in accordance with ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Notes 2 and 9 to our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2025.

Director	Aggregate Number of Stock Options Outstanding		Aggregate Number of Stock Awards Outstanding
Jim Allen	15,313	(1)	—
Andrew Blank	15,313	(1)	—
Bill Facteau	15,729	(2)	—
Jay M. Moyes	15,573	(3)	—
Marvin Slosman	12,000	(4)
Simon H. Stertzer, M.D.	15,573	(3)	—

(1) Includes (i) 3,313 shares subject to an option that is fully vested and exercisable, and (ii) 12,000 shares subject to an option that vests on December 2, 2026.

(2) Includes (i) 3,038 shares subject to an option that is fully vested and immediately exercisable, (ii)12,000 shares subject to an option that vests on December 2, 2026, and (iii) 691 shares subject to an option that vests on October 18, 2026.

(3) Includes (i) 3,573 shares subject to an option that is fully vested and immediately exercisable, and (ii) 12,000 shares subject to an option that vests on December 2, 2026.

(4) Includes 12,000 shares subject to an option that vests on December 2, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of March 24, 2026 are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of March 24, 2026, there were 10,940,372 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o BioCardia, Inc., 320 Soquel Way, Sunnyvale, CA 94085.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares	(%)
5% Stockholders:
Andrew Blank (1)	642,052	5.9%
Entities affiliated with Thomas A. Satterfield, Jr. (2)	883,314	8.1%
Entities affiliated with Stertzer Family Trust (3)	717,848	6.6%

Named Executive Officers and Directors:
Jim Allen (4)	162,974	1.5%
Peter Altman, Ph.D. (5)	470,989	4.2%
Andrew Blank (1)	642,052	5.9%
Bill Facteau (6)	29,284	*
Edward Gillis (7)	44,924	*
David McClung (8)	124,177	1.1%
Jay M. Moyes (9)	7,189	*
Marvin Slosman	—	*
Simon H. Stertzer, M.D. (3)	717,848	6.6%
All directors and executive officers as a group (9 people)	2,199,437	17.7%

* Represents beneficial ownership of less than 1%.

(1) Consists of (i) 2,035 shares of our common stock held by Mr. Blank, (ii) 636,704 shares of our common stock held by Andy Blank Revocable Living Trust, of which Mr. Blank serves as trustee, (iii) 3,313 shares subject to options vested and exercisable within 60 days of March 24, 2026, and excludes 602,522 shares subject to warrants held by Mr. Blank. All of the Warrants are subject to a blocker provision pursuant to which the warrant holder does not have the right to exercise such Warrants if such exercise would result in beneficial ownership by the Reporting Person, together with his affiliates and any other persons acting as a group together with the Reporting Person, of more than 4.99% of the Common Stock outstanding upon such exercise.

(2) Consists of (i) 94,341 shares of our common stock and 59,262 shares of common stock issuable upon exercise of warrants held by Thomas A Satterfield, Jr, (ii) 288,309 shares of our common stock and 288,738 shares of common stock issuable upon exercise of warrants held by Tomsat Investment & Trading Co., Inc., (iii) 350,847 shares of our common stock and 335,912 shares of common stock issuable upon exercise of warrants held by the A.G. Family L.P., (iv) 130,000 shares of our common stock held by Caldwell Mill Opportunity Fund, LLC, and (v) 2,500 shares of our common stock held by Rebecca A. Satterfield for which Mr. Satterfield has a limited power of attorney for voting and disposition purposes. All of the Warrants are subject to a blocker provision pursuant to which the warrant holder does not have the right to exercise such Warrants if such exercise would result in beneficial ownership by the Reporting Person, together with his affiliates and any other persons acting as a group together with the Reporting Person, of more than 4.99% of the Common Stock outstanding upon such exercise, and hence the table above excludes all warrants except for 17,317 Warrants that are not subject to any blocker provisions. The address for these entities is 15 Colley Cove Drive, Gulf Breeze, Florida, 32561.

(3)  Consists of (i) 59,204 shares of common stock held by the Stertzer Family Trust, (ii) 591,054 shares of our common stock held by Windrock Enterprises L.L.C., (iii) 777 shares of our common stock held by the Stertzer Gamma Trust, (iv) 6,102 shares our common stock held by Stertzer Holdings LLC, (v) 17,761 shares of our common stock held by Dr. Stertzer (vi) 39,377 shares of our common stock held by Dr. Stertzer and his spouse Kimberly Stertzer, (vii) 3,573 shares subject to options that are vested and exercisable within 60 days of March 24, 2026, held by Dr. Stertzer, and excludes 575,675 shares subject to warrants held by the Stertzer Family Trust. Dr. Stertzer and his spouse are co-trustees of the Stertzer Family Trust, and sole members and managers of Windrock Enterprises L.L.C., and share voting and dispositive control over the shares held by the Stertzer Family Trust and Windrock Enterprises L.L.C. Dr. Stertzer is the grantor of the Stertzer Gamma Trust and may be deemed to have voting and dispositive control over the shares held by the Stertzer Gamma Trust. Dr. Stertzer may be deemed to have voting and dispositive control over the shares held by Stertzer Holdings LLC. All of the Warrants are subject to a blocker provision pursuant to which the warrant holder does not have the right to exercise such Warrants if such exercise would result in beneficial ownership by the Reporting Person, together with his affiliates and any other persons acting as a group together with the Reporting Person, of more than 4.99% of the Common Stock outstanding upon such exercise.

(4) Consists of (i) 109,623 shares of our common stock held by Mr. Allen, (ii) 26 shares of our common stock held by Mr. Allen and Kyle Johnson and over which Mr. Allen shares voting and dispositive power, (iii) 6 shares of our common stock, held by Wesley Upchurch and over which Mr. Allen shares voting and dispositive power, (iv) 6 shares of our common stock, held by Judson Upchurch and over which Mr. Allen shares voting and dispositive power, (v) 3,313 shares subject to options vested and exercisable within 60 days of March 24, 2026 and (vi) 50,000 shares subject to warrants held by Mr. Allen.

(5) Consists of (i) 273,866 shares of our common stock held by Dr. Altman, (ii) 53,511 shares subject to options vested and exercisable within 60 days of March 24, 2026, and (iii) 143,612 shares subject to warrants held by Dr. Altman.

(6) Consists of (i) 13,123 shares of our common stock, (ii) 3,038 shares subject to options held by Mr. Facteau that are vested and exercisable within 60 days of March 24, 2026, and (iii) 13,123 shares subject to option grants held by Mr. Facteau.

(7) Consists of (i) 31,874 shares of our common stock held by Mr. Gillis and (ii) 13,050 shares subject to options vested and exercisable within 60 days of March 24, 2026.

(8) Consists of (i) 76,887 shares of our common stock held by Mr. McClung, (ii) 21,015 shares subject to options vested and exercisable within 60 days of March 24, 2026, and (iii) 26,275 shares subject to warrants held by Mr. McClung.

(9) Consists of (i) 3,616 shares of our common stock and (ii) 3,573 shares subject to options held by Mr. Moyes that are vested and exercisable within 60 days of March 24, 2026.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation

Equity compensation plans approved by stockholders(1)(2)	482,100	$15.74	54,616
Equity compensation plans not approved by stockholders(4)	3,103	$243.00	—
Total	485,203	$17.19	54,616

(1) Our amended 2016 Equity Incentive Plan provides that the number of shares of common stock available for issuance under the plan will automatically increase on the first day of each fiscal year beginning, in an amount equal to the least of (i) four percent (4%) of the shares outstanding on the day immediately preceding each automatic increase, (ii) 500,000 shares, or (iii) such other amount determined by the board of directors.

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

Related Party Transactions

We describe below transactions and series of similar transactions, since January 1, 2025, to which we were a party or will be a party, in which:

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

In April 2025, we entered into securities purchase agreements with certain purchasers to purchase 406,818 shares of our common stock, and warrants to purchase an aggregate of 406,818 of our common stock at an exercise price equal to $1.905 per share, which are exercisable at any time before the earlier of April 24, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the April 2025 Offering were $775,000, with associated issuance costs of $56,000. Certain of our 5% stockholders, directors, and executive officers invested in such offering as follows: entities affiliated with Thomas A. Satterfield, Jr. invested $150,000, Andrew Blank invested $250,000, Bill Facteau invested $25,000, Dr. Simon H. Stertzer invested $200,000, Peter Altman, Ph.D. invested $50,000, and David McClung invested $25,000.

In June 2025, we entered into securities purchase agreements with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers, which closed on June 30, 2025. Pursuant to the agreement, we sold 274,696 shares of our common stock, and warrants to purchase an aggregate of 274,696 shares of our common stock at an exercise price equal to $1.95 per share, which are exercisable at any time before the earlier of June 30, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the June 2025 Offering were $570,000, with associated issuance costs of $9,000. Certain of our 5% stockholders, directors, and executive officers invested in such offering as follows: entities affiliated with Thomas A. Satterfield, Jr. invested $100,000, Andrew Blank invested $150,000, Dr. Simon H. Stertzer invested $150,000, Peter Altman, Ph.D. invested $50,000, and David McClung invested $10,000.

In September 2025, we issued 4,800,000 shares of our common stock, and accompanying warrants to purchase up to 4,800,000 shares of common Stock at a combined offering price of $1.25 per share and accompanying warrant. Each warrant is exercisable at a price per share of $1.25, is immediately exercisable and will expire on September 20, 2027. The gross proceeds of the September 2025 Offering were $6.0 million, with associated issuance costs of $837,000. Certain of our 5% stockholders, directors, and executive officers invested in such offering as follows: entities affiliated with Thomas A. Satterfield, Jr. invested $500,000, Andrew Blank invested $360,000, Dr. Simon H. Stertzer invested $498,000, and Peter Altman, Ph.D. invested $60,000.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our amended and restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by PKF San Diego, LLP for the audits of our consolidated financial statements for the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees (1)	$294	$278
Audit−Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$294	$278

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

Auditor Independence

In our fiscal year ended December 31, 2025, there were no other professional services provided by PKF San Diego, LLP that would have required our audit committee to consider their compatibility with maintaining the independence of PKF San Diego, LLP.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated August 22, 2016
2.2(2)	First Amendment to Agreement and Plan of Merger dated October 21, 2016
3.1(3)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(4)	Amended and Restated Bylaws
4.1(5)	Specimen common stock certificate
4.2(6)#	BioCardia 2002 Stock Plan, as amended
4.3(7)#	Form of Stock Option Agreement under BioCardia 2002 Stock Plan
4.4(8)#	BioCardia 2016 Equity Incentive Plan, as amended
4.5(9)#	Form of Stock Option Agreement under BioCardia 2016 Equity Incentive Plan
4.6(10)#	Form of Restricted Stock Unit Agreement under BioCardia 2016 Equity Inventive Plan
4.7*	Description of Registered Securities
4.8(11)#	Form of Director Restricted Stock Unit Agreement under the BioCardia 2016 Equity Incentive Plan
4.9(12)	Form of Securities Purchase and Registration Rights Agreement, dated December 14, 2022, between the Company and certain qualified institutional buyers and institutional accredited investors.

4.10(13)

Form of Securities Purchase and Registration Rights Agreement, dated February 9, 2024, by and among the Company and certain qualified institutional buyers and institutional accredited investors (including the Form of Warrant attached as Exhibit A thereto).

4.11(14)	Form of Warrant to Purchase Shares of Common Stock
4.12(15)	Form of Securities Purchase and Registration Rights Agreement, dated April 22, 2025, by and among the Company and the Investors.
4.13(16)	Form of Securities Purchase and Registration Rights Agreement, dated June 30, 2025, by and among the Company and the Investors.
4.14.(17)	Form of Warrant to Purchase Shares of Common Stock
10.1(18)#	Form of Indemnification Agreement for directors and executive officers
10.2(19)#	Form of Change of Control and Severance Agreement with each executive officer.
10.3(20) †	License and Distribution Agreement, dated October 30, 2012, by and between the Company and Biomet Biologics, LLC, as amended.
10.4(21)	Second Amendment to License and Distribution Agreement, dated September 22, 2022, by and between Biomet Biologics, LLC
10.6(22)	Lease agreement, dated December 14, 2021 between the Company and the Irvine Company LLC
10.8(23)	At The Market Offering Agreement, dated December 6, 2023, by and between BioCardia, Inc. and H.C. Wainwright & Co., LLC.
10.9(24)#	Amendment to Change of Control and Severance Agreement, dated May 30, 2024, by and between BioCardia, Inc. and Peter Altman
10.10(25)#	Amendment to Change of Control and Severance Agreement, dated May 30, 2024, by and between BioCardia, Inc. and David McClung
10.11(26)	Form of Securities Purchase Agreement dated September 18, 2025, by and among BioCardia, Inc. and the signatories thereto
19.1(27)	Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of PKF San Diego, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 111 of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(28)	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on August 25, 2016.
(2)	Previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed by us on October 27, 2016.
(3)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(4)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.
(5)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on October 27, 2016.
(7)	Previously filed as Exhibit 4.3 to the registration statement on Form S-8 filed by us on February 8, 2017.
(8)	Previously filed as Exhibit 4.4 to the Annual Report on Form 10-K filed by us on March 30, 2021.
(9)	Previously filed as Exhibit 4.7 to the registration statement on Form S-8 filed by us on February 8, 2017.
(10)	Previously filed as Exhibit 4.8 to the registration statement on Form S-8 filed by us on February 8, 2017.
(11)	Previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by us on May 15, 2020.
(12)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on December 15, 2022.
(13)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on February 9, 2024.
(14)	Previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed by us on September 3, 2024.
(15)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on April 23, 2025.
(16)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on July 2, 2025.
(17)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by us on September 19, 2025.
(18)	Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed by us on October 27, 2016.
(19)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed by us on March 30, 2017.
(20)	Previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed by us on October 27, 2016.
(21)	Previously filed as Exhibit 10.4 to the Annual Report on 10-K filed by us on March 29, 2023.
(22)	Previously filed as Exhibit 10.14 to the Annual Report on 10-K filed by us on March 29, 2022.
(23)	Previously filed as Exhibit 1.1 to the Current Report on Form 8-K filed by us on December 6, 2023.
(24)	Previously filed as Exhibit 10.10 to the registration statement on Form S-1 filed by us on August 9, 2024.
(25)	Previously filed as Exhibit 10.11 to the registration statement on Form S-1 filed by us on August 9, 2024.
(26)	Previously filed as Exhibit 10.9 to the registration statement on Form S-1 filed by us on September 16, 2025.
(27)	Previously filed as Exhibit 19.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(28)	Previously filed as Exhibit 97.1 to the Annual Report on Form 10-K filed by us on March 27, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCARDIA INC.

By:	/s/ Peter Altman, Ph.D.
Peter Altman, Ph.D.
President and Chief Executive Officer

Date: March 24, 2026

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

Signature	Title	Date

/s/ Peter Altman, Ph.D.	President and Chief Executive Officer and Director	March 24, 2026
(Peter Altman, Ph.D.)	(Principal Executive Officer)

/s/ David McClung	Chief Financial Officer	March 24, 2026
(David McClung)	(Principal Financial and Accounting Officer)

/s/ Andrew Blank	Chairman of the Board	March 24, 2026
(Andrew Blank)

/s/ Jim Allen	Director	March 24, 2026
(Jim Allen)

/s/ Marvin Slosman	Director	March 24, 2026
(Marvin Slosman)

/s/ William Facteau	Director	March 24, 2026
(William Facteau)

/s/ Jay M. Moyes	Director	March 24, 2026
(Jay M. Moyes)

/s/ Simon H. Stertzer, M.D.	Director	March 24, 2026
(Simon H. Stertzer, M.D.)