Form 10-Q
period 2026-03-31
BioCardia, Inc.
filed 2026-05-15
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

There were 11,374,724 shares of the registrant’s Common Stock issued and outstanding as of May 13, 2026.

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by reference herein, and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$951	$2,496
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of March 31, 2026 and December 31, 2025, respectively	20	20
Prepaid expenses	169	216
Total current assets	1,140	2,732
Property and equipment, net	16	16
Operating lease right-of-use asset, net	385	494
Other assets	171	171
Total assets	$1,712	$3,413
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$820	$641
Accrued expenses and other current liabilities	1,546	1,349
Operating lease liability - current	412	442
Total current liabilities	2,778	2,432
Operating lease liability - noncurrent	—	86
Total liabilities	2,778	2,518
Commitments and contingencies (Notes 2, 5 and 11)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,940,372 and 10,755,647 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	169,531	169,233
Accumulated deficit	(170,608)	(168,349)
Total stockholders’ equity (deficit)	(1,066)	895
Total liabilities and stockholders’ equity (deficit)	$1,712	$3,413

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended
	March 31,
	2026	2025
Costs and expenses:
Research and development	$1,235	$1,530
Selling, general and administrative	1,031	1,196
Total costs and expenses	2,266	2,726
Operating loss	(2,266)	(2,726)
Other income (expense):
Total other income, net	7	14
Net loss	$(2,259)	$(2,712)

Net loss per share, basic and diluted	$(0.21)	$(0.59)

Weighted-average shares used in computing net loss per share, basic and diluted	10,812,419	4,635,764

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total

Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837
Sale of common stock under ATM, net of issuance costs of $27	81,274	—	185	—	185
Share-based compensation	—	—	170	—	170
Net loss	—	—	—	(2,712)	(2,712)
Balance at March 31, 2025	4,682,184	$5	$161,308	$(162,833)	$(1,520)

Balance at December 31, 2025	10,755,647	$11	$169,233	$(168,349)	$895
Sale of common stock under ATM, net of issuance costs of $40	184,725	—	185	—	185
Share-based compensation	—	—	113	—	113
Net loss	—	—	—	(2,259)	(2,259)
Balance at March 31, 2026	10,940,372	$11	$169,531	$(170,608)	$(1,066)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Operating activities:
Net loss	$(2,259)	$(2,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	12
Reduction in the carrying amount of right-of-use assets	121	121
Share-based compensation	113	170
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	47	27
Accounts payable	247	422
Accrued expenses and other current liabilities	197	467
Operating lease liability	(128)	(125)
Net cash used in operating activities	(1,659)	(1,618)
Investing activities:
Purchase of property and equipment	(3)	—
Net cash used in investing activities	(3)	—
Financing activities:
Proceeds from sale of common stock	225	212
Issuance costs from sale of common stock	(108)	(16)
Net cash provided by financing activities	117	196
Net change in cash and cash equivalents	(1,545)	(1,422)
Cash and cash equivalents at beginning of period	2,496	2,371
Cash and cash equivalents at end of period	$951	$949
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$30	$17

See accompanying notes to the unaudited condensed consolidated financial statements.

BioCardia, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Business and Basis of Presentation

Organization and Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced clinically for two cardiac clinical indications based on the mechanism of action of treating microvascular dysfunction demonstrated by these cells in preclinical studies of enhanced microvascular density and reduced fibrosis: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced clinically as an “off the shelf” cell therapy based on the immunomodulatory mechanism of action for the treatment of ischemic inflammatory HFrEF. Our program for these same cells in acute respiratory distress syndrome has had its investigational new drug (IND) approved by the U.S. Food and Drug Administration (FDA), but we have not yet advanced this program in the clinic.

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of March 31, 2026, and for the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2026, results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026.

(b)	Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

(c)	Liquidity – Going Concern

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $170.6 million as of March 31, 2026. Management expects operating losses and negative cash flows to continue through the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of $951,000 as of March 31, 2026 are not sufficient to fund our planned expenditures and meet our obligations beyond June 2026. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond June 2026 will require us to raise additional capital. We plan to raise additional capital, potentially including debt and equity arrangements, to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within their control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

(d)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include clinical accruals, share-based compensation, right-of-use assets and related liabilities, including the assumptions of the estimated incremental borrowing rate, the useful lives of property and equipment, allowances for doubtful accounts and sales returns, and assumptions used for revenue recognition.

(e)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BioCardia Lifesciences, Inc. All intercompany accounts and transactions have been eliminated during the consolidation process.

(f)	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On March 31, 2026, approximately 100% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were $704,000 in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

(g)	Changes to Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026. There have been no changes to those policies.

(h)	Recent Accounting Pronouncements

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

The following table shows the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of March 31, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Cash in savings account	$—	$—	$—	$765
Cash in checking account	—	—	—	186
Total cash and cash equivalents	$—	$—	$—	$951

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash in savings account	$—	$—	$—	$2,258
Cash in checking account	—	—	—	238
Total cash and cash equivalents	$—	$—	$—	$2,496

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Computer equipment and software	$174	$172
Laboratory and manufacturing equipment	577	576
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	804	801
Less accumulated depreciation	(788)	(785)
Property and equipment, net	$16	$16

(5)	Leases

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

Our lease expense was $121,000 for both the three months ended March 31, 2026 and 2025. The cash paid under the operating lease for base rent was $128,000 and $125,000 for the three months ended March 31, 2026 and 2025, respectively. On March 31, 2026, the weighted average remaining lease term was 0.84 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of March 31, 2026 were as follows (in thousands):

2026	$385
2027	44
Total undiscounted lease payments	429
Less imputed interest	17
Total operating lease liabilities	$412

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued expenses	$52	$34
Accrued salaries and employee benefits	694	524
Accrued clinical trial costs	261	256
Grant liability	475	471
Customer deposits	64	64
Total	$1,546	$1,349

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant. As of March 31, 2026 outstanding warrants had a maximum weighted average term to expiration of 2.3 years.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Outstanding and exercisable as of December 31, 2025	7,944,618	$1.88
Warrants expired	(67,104)	6.63
Outstanding and exercisable as of March 31, 2026	7,877,514	$1.84

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement, the ATM Prospectus Supplement, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights. As of March 31, 2026, approximately $5.1 million of common stock may still be sold pursuant to the Sales Agreement.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended
	March 31,
	2026	2025
Common shares sold	184,725	81,274
Gross proceeds	$225	$212
Associated issuance costs	$40	$27

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three months ended March 31, 2026 and 2025 was recorded as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Research and development	$55	$95
Selling, general and administrative	58	75
Total share-based compensation	$113	$170

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 31, 2025	485,203	$17.19	8.4	$—
Stock options granted	30,000	1.29
Stock options forfeited	(10,193)	9.94
Outstanding, March 31, 2026	505,010	$16.39	8.3	$—
Exercisable, March 31, 2026	157,036	$48.34	5.3	$—

Unrecognized share-based compensation for employee and nonemployee options granted through March 31, 2026 is $534,000 to be recognized over a remaining weighted average service period of 2.3 years.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2026	2025

Stock options to purchase common stock	505,010	168,184
Common stock warrants	7,877,514	2,467,104
Total	8,382,524	2,635,288

(10)	Income Taxes

During the three months ended March 31, 2026 and 2025, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of March 31, 2026, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(11)	Contingencies

We may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management is not aware of any current legal or administrative proceedings that are likely to have an adverse effect on our business, financial position, results of operations, or cash flows.

(12)	Subsequent Events

During the period from April 1, 2026 to May 14, 2026 we sold an aggregate of 434,352 shares of common stock under the Sales Agreement at an average share price of $1.23 for total gross proceeds of $536,000. As of May 14, 2026, approximately $4.5 million of common stock may still be sold pursuant to the Sales Agreement.

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

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced clinically for two cardiac clinical indications based on the mechanism of action of treating microvascular dysfunction demonstrated by these cells in preclinical studies of enhanced microvascular density and reduced fibrosis: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced clinically as an “off the shelf” cell therapy based on the immunomodulatory mechanism of action for the treatment of ischemic inflammatory HFrEF. Our program for these same cells in acute respiratory distress syndrome has had its investigational new drug (IND) approved by the U.S. Food and Drug Administration (FDA), but we have not yet advanced this program in the clinic.

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

In patients with elevated NTproBNP biomarkers (50% of enrolled patients) compared to patients on optimized heart failure medication regimens alone had:

●	13% fewer heart death equivalents (i.e., all-cause death, heart transplantation, left ventricular assist device implantation); a 47% relative risk reduction in heart death equivalents
●	2% fewer non-fatal major adverse cardiac and cerebrovascular events MACCE; a 16% relative risk reduction in MACCE
●	Clinically meaningful 10.5-point improvement in quality-of-life score, as measured by Minnesota Living with Heart Failure Questionnaire (MLHFQ)
●	13.9-meter improvement in Six Minute Walk Distance

In all treated patients compared to patients on optimized heart failure medication regimen alone, the treated patients had:

●	3.6% fewer heart death equivalents; a 20.9% relative risk reduction in heart death equivalents
●	8.7% fewer non-fatal MACCE; a 44.6% relative risk reduction in non-fatal MACCE
●	Clinically meaningful 5.5-point improvement in quality of life score, as measured by MLHFQ
●	14% fewer non-sustained ventricular tachyarrhythmias and 5.5% fewer sustained ventricular tachyarrhythmias
●

Although both treated and controlled patients saw modest improvements in left ventricular ejection fraction, treated patients also showed evidence of reduced left ventricular end diastolic and end systolic volumes

On March 2, 2026, CardiAMP HF echocardiography clinical results measured by the blinded echocardiography core laboratory at the Yale University Cardiovascular Research Group were presented at the Late Breaking Clinical trial session at the Technology and Heart Failure Therapeutics conference in Boston Massachusetts. Results showed positive evidence of decreased pathological left ventricular remodeling over time in patients receiving CardiAMP cell therapy treatment compared to patients not receiving the treatment. These results correlated to findings for the trial primary and key secondary endpoints of reduced fatal and non-fatal major adverse cardiovascular events and improved quality of life measures for treated patients. The Yale core laboratory measured both left ventricular end diastolic volume, when the heart ventricle is fully dilated (p = 0.06), and the left ventricular end systolic volume, when the heart is fully contracted (p=0.09). For the prespecified subgroup of patients having elevated biomarkers of heart stress, the differences between the treated and control patients were both clinically meaningful (>20ml/m2 and 15 ml/m2, respectively) and statistically significant (p = 0.02 and p = 0.01, respectively).

We are exploring approval for market release of CardiAMP Cell Therapy System for the treatment of ischemic heart failure in Japan with Japan’s Pharmaceutical and Medical Device Agency (PMDA) and in the United States with the FDA, based on the strength of this data.

In February 2026, PMDA provided additional questions for BioCardia, in line with those addressed and discussed in three preliminary clinical consultations, on the evidence supporting safety and efficacy of CardiAMP Cell Therapy System and scheduled our Formal Clinical Consultation for April 2026. We addressed these questions in advance of the Formal Clinical Consultation with PMDA. In the consultation attended by six world class cardiologists, PMDA determined that the clinical safety and efficacy evidence for the CardiAMP® Cell Therapy in ischemic heart failure is likely sufficient to support market clearance. Alignment was achieved on the acceptability of the foreign clinical data developed in the United States, the indications for use in patients, the approach for introduction of the therapy in Japan, approaches for defining Appropriate Use Conditions, the need for continued post marketing studies in Japan, and how these post marketing studies are to be developed. In May 2026, we received the preliminary Advisory Record from PMDA which is in line with expectations. We are preparing answers to outstanding questions and advancing towards Shonin submission, the formal application process for Pre-Market Approval (PMA) required to register the CardiAMP Cell Therapy System in Japan.

In March 2026, BioCardia filed a Q-Sub request with the FDA Center for Biologics Evaluation and Research (CBER) on approvability of the FDA designated Breakthrough CardiAMP cell therapy device based on its safety and compelling signals of benefit in patients with elevated biomarkers of heart stress.

In May 2026, BioCardia had this Q-Sub Meeting with FDA CBER. The meeting was BioCardia’s first conversation with FDA informed by the efficacy results from the CardiAMP HF clinical trial. FDA expressed no concerns on safety, agreed the benefits for patients who received therapy in the CardiAMP HF Trial were intriguing, and confirmed that Premarket Approval (PMA) continues to be the appropriate regulatory pathway. The FDA considered advancement of the PMA submission based on the currently available data. FDA recommended continuing the ongoing CardiAMP HF II trial as the confirmatory study to support a successful PMA and pledged ongoing support for the trial.

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

The primary endpoint in the CardiAMP Heart Failure II Trial is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. Four clinical sites have enrolled in the study and are actively recruiting patients.

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

Results from the open-label roll-in cohort of patients having chronic myocardial ischemia with refractory angina showed an average 107 second increase in exercise tolerance and an 82% average reduction in angina episodes at the primary six-month follow-up endpoint compared to before receiving the study treatment. Primary results of this cohort have been accepted for presentation at Euro PCR, a world-leading course in interventional cardiovascular medicine, in May of 2026.

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

We intend to fund development through nondilutive grants and partnering. With such funding, Phase 2 development is anticipated to be advanced in both the United States and Japan and would also enroll in approximately one year in the still active trial. It is expected that after the completion of this Phase 2 study that conditional approval in Japan may be pursued followed by a post-marketing study to further add to the evidence of safety and patient benefit.

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

In February 2026, we announced a Pre-Submission to the FDA under its Q-Submission program for the approval of its Helix Transendocardial Delivery Catheter (Helix) for intramyocardial therapeutic and diagnostic agent delivery. In May 2026, BioCardia had this Pre-Submission meeting with FDA. FDA agreed that there are two pathways for Helix marketing clearance and raised no concerns on Helix safety data, device performance, or compatibility with general classes of agents. FDA’s preferred route of Helix approval was simultaneous with the approval of the CardiAMP cell therapy system for the treatment of heart failure. FDA also suggested a follow-on pre-submission incorporating agency advice could enable Helix approval via the DeNovo pathway.

Morph® Access Innovations

All procedures using our Helix transendocardial delivery system include the use of a Morph steerable introducer. We have FDA market clearances for transseptal cardiac procedures, under the name AVANCE, and for aorto-ostial disease, including renal procedures, superior femoral artery procedures, below the knee procedures and mesenteric artery procedures, under the name Morph DNA. One of the device’s patented features is that its tendons are designed to enable deflection rotation around the catheter shaft, providing uniform bending in all directions and a substantial reduction of what is called catheter “whip.” This is designed to enhance physician control for many procedures. These FDA market clearances include a range of diameters and lengths for the devices.

Financial Overview

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are described in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026, which is incorporated by reference herein.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table shows our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Costs and expenses:
Research and development	$1,235	$1,530
Selling, general and administrative	1,031	1,196
Total costs and expenses	2,266	2,726
Operating loss	(2,266)	(2,726)
Other income (expense):
Total other income, net	7	14
Net loss	$(2,259)	$(2,712)

Research and Development Expenses. Research and development expenses decreased to approximately $1.2 million in the three months ended March 31, 2026 as compared to approximately $1.5 million in the three months ended March 31, 2025, primarily due to closeout of the CardiAMP Heart Failure Trial, partially offset by early enrollment in the CardiAMP Heart Failure II Trial and regulatory activities to advance CardiAMP in Japan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to approximately $1.0 million in the three months ended March 31, 2026 as compared to approximately $1.2 million in the three months ended March 31, 2025, primarily due to lower professional service fees.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2026, we had an accumulated deficit of approximately $170.6 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of March 31, 2026, we had cash and cash equivalents of $951,000.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(1,659)	$(1,618)
Investing activities	(3)	—
Financing activities	117	196
Net decrease in cash and cash equivalents	$(1,545)	$(1,422)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities increased to approximately $1.7 million during the three months ended March 31, 2026 as compared to approximately $1.6 million during the three months ended March 31, 2025, primarily due to the timing of payments to suppliers.

Cash Flows from Financing Activities. Net cash provided by financing activities of $117,000 and $196,000 during the three months ended March 31, 2026 and 2025, respectively, related primarily to proceeds from the sale of common stock, offset by payments of issuance costs.

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement (the ATM Prospectus Supplement), as supplemented, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares will be made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. As of May 14, 2026 and March 31, 2026, under the ATM Prospectus Supplement, we may issue up to approximately $4.5 million and approximately $5.1 million of our common stock, respectively. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended
	March 31,
	2026	2025
Common shares sold	184,725	81,274
Gross proceeds	$225	$212
Associated issuance costs	$40	$27

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

Based upon our current operating plan, we believe that the cash and cash equivalents of $951,000 as of March 31, 2026 are not sufficient to fund our planned expenditures and meet our obligations beyond June 2026. To continue development of our therapeutic candidates beyond such time, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of March 31, 2026 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended March 31, 2026.

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

Interest Rate Risk

As of March 31, 2026, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk described below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results, are incorporated by reference herein. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our securities could be delisted from the Nasdaq.

The listing of our securities on the Nasdaq Capital Market (Nasdaq) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements. On April 10, 2026 we received written notice from the Nasdaq (the Notice) which provided that, based on the Company’s stockholders’ equity of $895,000 as of December 31, 2025, we are no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(b)(1). We have until May 25, 2026 to provide Nasdaq with a plan to regain compliance with the foregoing listing requirement. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from April 10, 2026 for us to provide evidence of compliance. The Notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on the Nasdaq under the symbol “BCDA.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(2)	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC. (Registrant)

Date: May 15, 2026	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)