Form 10-Q
period 2026-06-30
BioCardia, Inc.
filed 2026-08-12
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38999

BioCardia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2753988
(State or another jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

There were 15,138,782 shares of the registrant’s Common Stock issued and outstanding as of August 11, 2026.

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
Assets	2026	2025
	(unaudited)
Current assets:
Cash and cash equivalents	$4,117	$2,496
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of June 30, 2026 and December 31, 2025, respectively	30	20
Prepaid expenses	151	216
Total current assets	4,298	2,732
Property and equipment, net	13	16
Operating lease right-of-use asset, net	273	494
Other assets	171	171
Total assets	$4,755	$3,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$541	$641
Accrued expenses and other current liabilities	1,221	1,349
Operating lease liability - current	293	442
Total current liabilities	2,055	2,432
Operating lease liability - noncurrent	—	86
Total liabilities	2,055	2,518
Commitments and contingencies (Notes 2, 5 and 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,984,323 and 10,755,647 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	15	11
Additional paid-in capital	174,906	169,233
Accumulated deficit	(172,221)	(168,349)
Total stockholders’ equity	2,700	895
Total liabilities and stockholders’ equity	$4,755	$3,413

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Costs and expenses:
Research and development	$893	$1,368	$2,128	$2,898
Selling, general and administrative	730	683	1,761	1,879
Total costs and expenses	1,623	2,051	3,889	4,777
Operating loss	(1,623)	(2,051)	(3,889)	(4,777)
Other income (expense):
Total other income, net	10	2	17	16
Net loss	$(1,613)	$(2,049)	$(3,872)	$(4,761)

Net loss per share, basic and diluted	$(0.13)	$(0.40)	$(0.34)	$(0.98)

Weighted-average shares used in computing net loss per share, basic and diluted	12,093,268	5,059,736	11,456,382	4,848,922

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total

Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837
Sale of common stock under ATM, net of issuance costs of $27	81,274	—	185	—	185
Share-based compensation	—	—	170	—	170
Net loss	—	—	—	(2,712)	(2,712)
Balance at March 31, 2025	4,682,184	$5	$161,308	$(162,833)	$(1,520)
Sale of common stock and warrants on April 23, 2025, net of issuance costs of $56	406,818	1	718	—	719
Sale of common stock and warrants on June 30, 2025, net of issuance costs of $9	274,696	—	561	—	561
Sale of common stock under ATM, net of issuance costs of $45	140,104	—	305	—	305
Restricted stock units vested and issued	1,000	—	—	—	—
Share-based compensation	—	—	98	—	98
Net loss	—	—	—	(2,049)	(2,049)
Balance at June 30, 2025	5,504,802	6	162,990	(164,882)	(1,886)

Balance at December 31, 2025	10,755,647	$11	$169,233	$(168,349)	$895
Sale of common stock under ATM, net of issuance costs of $40	184,725	—	185	—	185
Share-based compensation	—	—	113	—	113
Net loss	—	—	—	(2,259)	(2,259)
Balance at March 31, 2026	10,940,372	$11	$169,531	$(170,608)	$(1,066)
Sale of common stock under ATM, net of issuance costs of $198	4,004,330	4	4,882	—	4,886
Exercise of September 2025 common stock warrants	31,000	—	39	—	39
Restricted stock units vested and issued	8,621	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	345	—	345
Share-based compensation	—	—	109	—	109
Net loss	—	—	—	(1,613)	(1,613)
Balance at June 30, 2026	14,984,323	$15	$174,906	$(172,221)	$2,700

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2026	2025
Operating activities:
Net loss	$(3,872)	$(4,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	17
Reduction in the carrying amount of right-of-use assets	242	239
Share-based compensation	222	268
Changes in operating assets and liabilities:
Accounts receivable	(10)	(10)
Prepaid expenses and other current assets	65	42
Accounts payable	(8)	741
Accrued expenses and other current liabilities	217	446
Operating lease liability	(256)	(249)
Net cash used in operating activities	(3,394)	(3,267)
Investing activities:
Purchase of property and equipment	(3)	(1)
Net cash used in investing activities	(3)	(1)
Financing activities:
Exercise of common stock warrants	39	—
Proceeds from sale of common stock	5,309	1,907
Issuance costs from sale of common stock	(330)	(30)
Net cash provided by financing activities	5,018	1,877
Net change in cash and cash equivalents	1,621	(1,391)
Cash and cash equivalents at beginning of period	2,496	2,371
Cash and cash equivalents at end of period	$4,117	$980
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$8	$114
Restricted stock units issued to settle management bonus obligations	$345	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

BioCardia, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Business and Basis of Presentation

Organization and Description of Business

BioCardia, Inc. (we, us, our, BioCardia or the Company), is a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced clinically for two cardiac clinical indications based on the mechanism of action of treating microvascular dysfunction demonstrated by these cells in preclinical studies of enhanced microvascular density and reduced fibrosis: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our CardiALLO™ allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced clinically as an “off the shelf” cell therapy based on the immunomodulatory mechanism of action for the treatment of ischemic inflammatory HFrEF. Our PulmALLO™ program for these same cells in the pulmonary indication of acute respiratory distress syndrome has had its investigational new drug (IND) approved by the U.S. Food and Drug Administration (FDA).

Our therapeutic candidates intended for cardiac indications are enabled by our Helix™ transendocardial biotherapeutic delivery catheters and our Morph™ DNA steerable introducers. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart. We are developing Heart3D™ to enhance delivery for our investigational therapies and those of our partners.

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

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2026, results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year.

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

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $172.2 million as of June 30, 2026. Management expects operating losses and negative cash flows to continue through the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of approximately $4.1 million as of June 30, 2026 are not sufficient to fund our planned expenditures and meet our obligations beyond January 2027. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern and to continue further development of our therapeutic candidates beyond January 2027 will require us to raise additional capital, possibly through licensing certain product rights. We plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources to finance our future operations. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within their control and cannot be assessed as being probable of occurring. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, or cease operations.

(d)	Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include clinical accruals, share-based compensation, and right-of-use assets and related liabilities, including the assumptions of the estimated incremental borrowing rate.

(e)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BioCardia Lifesciences, Inc. All intercompany accounts and transactions have been eliminated during the consolidation process.

(f)	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On June 30, 2026, approximately 100% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were approximately $3.9 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

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

The following table shows the fair value of our financial assets measured on a recurring basis and indicates the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash in savings account	$—	$—	$—	$3,875
Cash in checking account	—	—	—	242
Total cash and cash equivalents	$—	$—	$—	$4,117

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash in savings account	$—	$—	$—	$2,258
Cash in checking account	—	—	—	238
Total cash and cash equivalents	$—	$—	$—	$2,496

(4)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Computer equipment and software	$174	$172
Laboratory and manufacturing equipment	577	576
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	804	801
Less accumulated depreciation	(791)	(785)
Property and equipment, net	$13	$16

(5)	Leases

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

Our lease expense was $120,000 for both the three months ended June 30, 2026 and 2025, and $241,000 for both the six months ended June 30, 2026 and 2025. The cash paid under the operating lease for base rent was $128,000 and $256,000 for the three and six months ended June 30, 2026, respectively, and was $124,000 and $249,000 for the three and six months ended June 30, 2025, respectively. On June 30, 2026, the weighted average remaining lease term was 0.59 years, and the weighted average discount rate was 10.74%.

Future minimum lease payments under the operating lease as of June 30, 2026 were as follows (in thousands):

2026	$257
2027	44
Total undiscounted lease payments	301
Less imputed interest	8
Total operating lease liabilities	$293

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued expenses	$30	$34
Accrued salaries and employee benefits	385	524
Accrued clinical trial costs	268	256
Grant liability	474	471
Customer deposits	64	64
Total	$1,221	$1,349

(7)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant. As of June 30, 2026 outstanding warrants had a maximum weighted average term to expiration of 2.1 years.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Outstanding and exercisable as of December 31, 2025	7,944,618	$1.88
Warrants exercised	(31,000)	1.25
Warrants expired	(67,104)	6.63
Outstanding and exercisable as of June 30, 2026	7,846,514	$1.84

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

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement, the ATM Prospectus Supplement, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares were made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights. As of June 30, 2026, $0 of common stock may still be sold pursuant to the Sales Agreement.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Common shares sold	4,004,330	140,104	4,189,055	221,378
Gross proceeds	$5,084	$350	$5,309	$562
Associated issuance costs	$198	$45	$238	$72

(8)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and six months ended June 30, 2026 and 2025 was recorded as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$63	$55	$118	$150
Selling, general and administrative	46	43	104	118
Total share-based compensation	$109	$98	$222	$268

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 31, 2025	485,203	$17.19	8.4	$—
Stock options granted	30,000	1.29
Stock options forfeited	(12,271)	11.24
Outstanding, June 30, 2026	502,932	$16.38	8.1	$—
Exercisable, June 30, 2026	170,648	$44.70	5.5	$—

Unrecognized share-based compensation for employee and nonemployee options granted through June 30, 2026 is $434,000 to be recognized over a remaining weighted average service period of 2.3 years.

The following table summarizes the activity of restricted stock units (RSUs) and related information:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2025	—	$ n/a
RSUs granted	296,041	1.24
RSUs released	(8,621)	1.20
Balance, June 30, 2026	287,420	$1.24

RSUs vested and settled are converted into our common stock on a one-for-one basis. All of the 287,420 RSUs outstanding were fully vested on June 30, 2026, and relate to settlement of employee bonus, and were released on July 2, 2026, after withholding applicable income taxes.

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2026	2025

Stock options to purchase common stock	502,932	167,469
Common stock warrants	7,846,514	3,148,618
Restricted stock units	287,420	—
Total	8,636,866	3,316,087

(10)	Income Taxes

During the three and six months ended June 30, 2026 and 2025, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of June 30, 2026, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

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

Overview

We are a clinical-stage company developing cellular and cell-derived therapeutics for the treatment of cardiovascular and pulmonary diseases with significant unmet medical needs. Our CardiAMP® autologous mononuclear cell therapy platform is being advanced clinically for two cardiac clinical indications based on the mechanism of action of treating microvascular dysfunction demonstrated by these cells in preclinical studies of enhanced microvascular density and reduced fibrosis: ischemic heart failure with reduced ejection fraction (HFrEF) and refractory angina resulting from chronic myocardial ischemia (CMI). Our CardiALLO™ allogeneic mesenchymal stem cell (MSC) therapy platform is being advanced clinically as an “off the shelf” cell therapy based on the immunomodulatory mechanism of action for the treatment of ischemic inflammatory HFrEF. Our PulmALLO™ program for these same cells in the pulmonary indication of acute respiratory distress syndrome has had its investigational new drug (IND) approved by the U.S. Food and Drug Administration (FDA).

Our therapeutic candidates intended for cardiac indications are enabled by our Helix™ transendocardial biotherapeutic delivery catheters and our Morph™ DNA steerable introducers. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart. We are developing Heart3D™ to enhance delivery for our investigational therapies and those of our partners.

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

CardiAMP Autologous Cell Therapy for Ischemic Heart Failure (BCDA-01)

The CardiAMP autologous cell therapy is a minimally processed mononuclear cell therapy containing CD34+ and CD133 cells and is designed to promote microvascular repair through enhanced capillary density and reduced fibrosis. The therapy is delivered during a standard minimally invasive catheter-based procedure utilizing the Helix biotherapeutic delivery system. Its lead indication is to treat ischemic heart failure of reduced ejection fraction (HFrEF). The CardiAMP Cell Therapy system has been granted Breakthrough Designation from the FDA and is reimbursed by Medicare.

Three clinical trials of the CardiAMP cell therapy for delivery have been completed with a fourth study actively enrolling. A fourth trial has been initiated to confirm the results observed in the CardiAMP HF Trial. In all trials, patients are typically discharged after an overnight stay.

●

Our Phase 1, Transendocardial Autologous Bone Marrow in Myocardial Infarction Trial (TABMMI), National Clinical Trial (NTC) Identifier NCT-00507468, met its primary safety outcome and provided signals of patient benefit including improved exercise tolerance, improved heart function, reduced mortality. Results were published in the journal Eurointervention in 2011,

●

Our Phase 2, Transendocardial Autologous Cells in Heart Failure Trial (TACHFT), NCT00768006, also met its primary safety outcome and provided signals of patient benefit when compared to the dedicated placebo group including improved six-minute walk distance, improved quality of life, and reduced major adverse cardiac events. Results for the dedicated placebo group were presented at the World Congress of Regenerative Medicine in 2015 and for the pooled placebo group were published in the Journal of the American Medical Association in 2014.

●

Our Phase 3, CardiAMP Heart Failure Trial (CardiAMP HF), NCT02438306, was designed based on the Phase II TAC-HFT study to confirm signals of benefit observed relative to its dedicated placebo groups. The trial included biologically informed patient selection based on cell characteristics, point-of-care cell processing to maximize cell viability, targeted transendocardial delivery using the same innovative helical tipped catheter to boost cell retention and in-situ dose as in TAC-HFT and TABMMI, and long-term blinded contrast enhanced echocardiography assessment of ventricular remodeling. Clinical data from the 10-patient roll in cohort was published in 2021 in the International Journal of Cardiology. The randomized study cohort enrolled 115 patients across 28 centers in the United States, did not achieve its primary efficacy outcome, but met key secondary efficacy outcome in subgroup having elevated biomarkers of heart stress (NTproBNP). Results showed good safety with three treatment-emergent major adverse cardiac events (MACE) which were resolved without sequelae. Efficacy outcomes showed reduced mortality, reduced non-fatal MACE, and improved quality of life, which were statistically significant in the subgroup. Results also showed trends of improved heart function across all patients that were statistically significant in the subgroup. Principal results from the trial were presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions in March 2025 with long term blinded core laboratory contrast enhanced echocardiography results showing enhanced heart function presented at the Late-Breaking Clinical Trials symposium at the Technology and Heart Failure Therapeutics (THT) meeting in March 2026.

●

Our Phase 3 confirmatory CardiAMP Cell Therapy Heart Failure II Trial is a multi-center, randomized, double-blinded, sham-controlled study of up to 250 patients with NTproBNP levels >500 pg/ml at up to 40 centers in the United States. This confirmatory trial focuses on patients in active heart failure who demonstrated the greatest benefits in the interim results of the CardiAMP Heart Failure I Trial. The primary endpoint in the CardiAMP Heart Failure II Trial is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. Four clinical sites have enrolled in the study and are actively recruiting patients.

In May 2026, we announced that the Japan PMDA Consultation Record of Advice supports regulatory submission for approval of the CardiAMP Cell Therapy for Ischemic Heart Failure based on the Company’s three completed clinical trials of this therapy in HFrEF. PMDA’s Consultation Record confirms alignment on remaining questions to address before, and as part of the submission, for regulatory approval for ischemic HFrEF patients with elevated biomarkers of heart stress (NTproBNP) on stable guideline directed medical therapy (GDMT). PMDA noted that the positive outcomes seen in the trial were credible. It is estimated that 20,000 of the 300,000 patients in Japan would initially be eligible for this therapy. PMDA requested BioCardia demonstrate that enrolled patients were on GDMT and not eligible for revascularization procedures, required per CardiAMP HF protocol, and provide additional details for each incidence of all-cause death, heart transplantation or left ventricular assist device implantation.

In June 2026, we announced receipt of FDA minutes from its Q-Sub Meeting with FDA Center for Biologics Evaluation and Research (CBER) on the CardiAMP Cell Therapy System for the treatment of ischemic heart failure of reduced ejection fraction (HFrEF). The meeting minutes from FDA confirm that the ongoing CardiAMP Heart Failure II Trial may support Premarket Approval (PMA) for market clearance. PMA is the most rigorous type of device marketing application required by the agency. It is used to establish the safety and effectiveness of high-risk medical devices prior to them being approved for public use. FDA had previously indicated that they typically like to see two well designed trials for approval, particularly in large clinical indications such as HFrEF, where there are potentially over one million patients who could benefit from CardiAMP Cell Therapy in the United States. FDA has also previously demonstrated that they consider the CardiAMP Cell Therapy System safe, as this FDA determination is required to enable the Centers for Medicare and Medicaid to reimburse in the CardiAMP HF trials.

We are preparing clinical data sets for submission to Japan’s PMDA and the U.S. FDA. We are working with partners to complete the electronic trial master file, conduct good clinical practice audits, and structure clinical research data in accordance with CDISC Standards, which support data consistency, traceability, and regulatory compliance. We also expect to engage a Designated Marketing Authorization Holder, or DMAH, as the local regulatory representative required for foreign medical device and pharmaceutical companies seeking to sell products in Japan without establishing a local office. In Japan, the DMAH designation may be transferred together with the underlying product approval.

Catalysts ahead for this program include publication of the peer reviewed manuscript for CardiAMP HF, submission for approval in Japan, and ongoing enrollment in the CardiAMP HF II trial.

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

In May 2026, primary results of this cohort were presented at Euro PCR, a world-leading course in interventional cardiovascular medicine. The presentation was made by Dr. Amish Raval, M.D., Professor of Medicine at University of Wisconsin School of Medicine and Public Health. Results presented by Dr. Raval, on behalf of the CardiAMP CMI Investigators, showed that the minimally invasive CardiAMP Cell Therapy procedure was well-tolerated with no treatment emergent major adverse cardiac events. Patients demonstrated positive clinical outcomes including increased exercise tolerance and reduced frequency of angina episodes with the autologous cell therapy up through 2 years follow-up. Prior to treatment, all patients were on guideline-directed medical therapy (GDMT) and had received all available percutaneous and/or surgical options as appropriate for their medical condition. Patients experienced increased exercise tolerance, improving by an average of 179 seconds, which persisted for the two-year study follow-up. Angina episodes were reduced by an average of 82% by six-months after treatment.

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

Heart3D™ Fusion Imaging

The Heart3D system is expected to enhance real time two-dimensional X-ray imaging by fusing pre-procedure three-dimensional anatomical heart models created from high-quality MRI and CT images for the interventional cardiologist with a focus on cardiac biotherapeutic interventions and biopsies.

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

On April 28, 2026, the Company announced the allowance of Japanese Patent, “Target Site Selection, Entry, and Update with Automatic Remote Image Annotation.” This patent adds further protection to BioCardia’s proprietary Heart3D™ Fusion Imaging (Heart3D) software intended for treatment planning and real-time navigation during CardiAMP Cell Therapy procedures. The allowed Japanese patent has claims on the use of Heart3D fusion imaging configured for transposing a preoperative three-dimensional image obtained by Computer Tomography (CT) or Magnetic Resonance Imaging (MRI) of the patient’s heart onto two orthogonal two-dimensional images to generate a combined three-dimensional model reconstruction of the heart on a display within or adjacent to a sterile field for navigating delivery systems and recording procedural locations.

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

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress of completion of specific tasks using information and data provided to us by our vendors and clinical sites. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and the services are received.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

The following table shows our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Costs and expenses:
Research and development	893	1,368	$2,128	$2,898
Selling, general and administrative	730	683	1,761	1,879
Total costs and expenses	1,623	2,051	3,889	4,777
Operating loss	(1,623)	(2,051)	(3,889)	(4,777)
Other income (expense):
Total other income, net	10	2	17	16
Net loss	$(1,613)	$(2,049)	$(3,872)	$(4,761)

Research and Development Expenses. Research and development expenses decreased to $893,000 in the three months ended June 30, 2026 as compared to approximately $1.4 million in the three months ended June 30, 2025, and decreased to approximately $2.1 million in the six months ended June 30, 2026 as compared to approximately $2.9 million in the six months ended June 30, 2025 primarily due to closeout of the CardiAMP Heart Failure Trial, partially offset by early enrollment in the CardiAMP Heart Failure II Trial and regulatory activities to advance CardiAMP in Japan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively consistent at $730,000 in the three months ended June 30, 2026 as compared to $683,000 in the three months ended June 30, 2025, and approximately $1.8 million in the six months ended June 30, 2026 as compared to approximately $1.9 million in the six months ended June 30, 2025.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2026, we had an accumulated deficit of approximately $172.2 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. On June 8, 2026, the Company announced the sale of 3,509,604 shares at an average price of $1.279 on Friday, June 5, 2026. The shares were sold pursuant to its “At The Market” offering agreement with H.C. Wainwright & Co., LLC. During the three months ended June 30, 2026, we sold 4,004,330 shares of common stock for gross proceeds of approximately $5.1 million. Currently there are no shares available for sale under the “At The Market” facility. As of June 30, 2026, we had cash and cash equivalents of approximately $4.1 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(3,394)	$(3,267)
Investing activities	(3)	(1)
Financing activities	5,018	1,877
Net increase (decrease) in cash and cash equivalents	$1,621	$(1,391)

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities increased to approximately $3.4 million during the six months ended June 30, 2026 as compared to approximately $3.3 million during the six months ended June 30, 2025, primarily due to the timing of payments to suppliers.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $5.0 million and approximately $1.9 million during the six months ended June 30, 2026 and 2025, respectively, related primarily to proceeds from the sale of common stock, partially offset by payments of issuance costs.

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

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement (the ATM Prospectus Supplement), as supplemented, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares were made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. As of August 11, 2026 and June 30, 2026, under the ATM Prospectus Supplement, we may issue up to $0 and $0 of our common stock, respectively. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Common shares sold	4,004,330	140,104	4,189,055	221,378
Gross proceeds	$5,084	$350	$5,309	$562
Associated issuance costs	$198	$45	$238	$72

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $4.1 million as of June 30, 2026 are not sufficient to fund our planned expenditures and meet our obligations beyond January 2027. To continue development of our therapeutic candidates beyond such time, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

We have prepared our condensed consolidated financial statements as of June 30, 2026 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended June 30, 2026.

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

Interest Rate Risk

As of June 30, 2026, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BIOCARDIA, INC.
(Registrant)

Date: August 12, 2026	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)