Form 10-Q
period 2026-09-30
BioCardia, Inc.
filed 2026-11-12
CIK 925741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

There were 15,138,782 shares of the registrant’s Common Stock issued and outstanding as of November 11, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or report, contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cell therapy systems, our clinical trials, and our business development initiatives, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or resources or other financial items, (iii) our need and ability to raise additional capital, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, (v) our expected cash runway and our ability to continue as a going concern, (vii) the timing and outcome of our planned regulatory submissions to, and interactions with, Japan’s Pharmaceutical and Medical Device Agency (PMDA) and the U.S. Food and Drug Administration (FDA), (viii) the timing of enrollment in our clinical trials, (ix) our ability to obtain non-dilutive funding, and (xi)  the assumptions underlying or relating to any statement described in points (i) – (v) above. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies and Estimates,” “Results of Operations,” “Liquidity and Capital Resources,” and “Future Funding Requirements,” and elsewhere in this report.

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those listed in our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by reference herein, in Part II, Item 1A of this report and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we undertake no obligation to update any such forward-looking statement or reason why such results might differ after the date of this Quarterly Report on Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOCARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,224	$2,496
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 as of September 30, 2026 and December 31, 2025, respectively	30	20
Prepaid expenses	78	216
Total current assets	2,332	2,732
Property and equipment, net	12	16
Operating lease right-of-use asset, net	556	494
Other assets	171	171
Total assets	$3,071	$3,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$418	$641
Accrued expenses and other current liabilities	1,253	1,349
Operating lease liability - current	421	442
Total current liabilities	2,092	2,432
Operating lease liability - noncurrent	144	86
Total liabilities	2,236	2,518
Commitments and contingencies (Notes 2, 4 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,138,782 and 10,755,647 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	15	11
Additional paid-in capital	174,858	169,233
Accumulated deficit	(174,038)	(168,349)
Total stockholders’ equity	835	895
Total liabilities and stockholders’ equity	$3,071	$3,413

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Costs and expenses:
Research and development	$1,235	$936	$3,363	$3,834
Selling, general and administrative	600	552	2,361	2,431
Total costs and expenses	1,835	1,488	5,724	6,265
Operating loss	(1,835)	(1,488)	(5,724)	(6,265)
Other income (expense):
Total other income, net	18	5	35	21
Net loss	$(1,817)	$(1,483)	$(5,689)	$(6,244)

Net loss per share, basic and diluted	$(0.12)	$(0.24)	$(0.45)	$(1.17)

Weighted-average shares used in computing net loss per share, basic and diluted	15,135,424	6,277,848	12,696,206	5,330,465

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Cost	paid-in capital	deficit	Total

Balance at December 31, 2024	4,600,910	$5	$160,953	$(160,121)	$837
Sale of common stock under ATM, net of issuance costs of $27	81,274	—	185	—	185
Share-based compensation	—	—	170	—	170
Net loss	—	—	—	(2,712)	(2,712)
Balance at March 31, 2025	4,682,184	$5	$161,308	$(162,833)	$(1,520)
Sale of common stock and warrants on April 23, 2025, net of issuance costs of $56	406,818	1	718	—	719
Sale of common stock and warrants on June 30, 2025, net of issuance costs of $9	274,696	—	561	—	561
Sale of common stock under ATM, net of issuance costs of $45	140,104	—	305	—	305
Restricted stock units vested and issued	1,000	—	—	—	—
Share-based compensation	—	—	98	—	98
Net loss	—	—	—	(2,049)	(2,049)
Balance at June 30, 2025	5,504,802	6	162,990	(164,882)	(1,886)
Sale of common stock and warrants on September 19, 2025, net of issuance costs of $824	4,800,000	4	5,172	—	5,176
Sale of common stock under ATM, net of issuance costs of $40	303,932	1	742	—	743
Share-based compensation	—	—	77	—	77
Net loss	—	—	—	(1,483)	(1,483)
Balance at September 30, 2025	10,608,734	$11	$168,981	$(166,365)	$2,627

Balance at December 31, 2025	10,755,647	$11	$169,233	$(168,349)	$895
Sale of common stock under ATM, net of issuance costs of $40	184,725	—	185	—	185
Share-based compensation	—	—	113	—	113
Net loss	—	—	—	(2,259)	(2,259)
Balance at March 31, 2026	10,940,372	$11	$169,531	$(170,608)	$(1,066)
Sale of common stock under ATM, net of issuance costs of $198	4,004,330	4	4,882	—	4,886
Exercise of September 2025 common stock warrants	31,000	—	39	—	39
Restricted stock units vested and issued	8,621	—	—	—	—
Restricted stock units issued to settle management bonus obligations	—	—	345	—	345
Share-based compensation	—	—	109	—	109
Net loss	—	—	—	(1,613)	(1,613)
Balance at June 30, 2026	14,984,323	$15	$174,906	$(172,221)	$2,700
Restricted stock units vested and issued	154,459	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(165)	—	(165)
Share-based compensation	—	—	117	—	117
Net loss	—	—	—	(1,817)	(1,817)
Balance at September 30, 2026	15,138,782	$15	$174,858	$(174,038)	$835

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOCARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net loss	$(5,689)	$(6,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	21
Reduction in the carrying amount of right-of-use assets	360	360
Share-based compensation	339	345
Changes in operating assets and liabilities:
Accounts receivable	(10)	—
Prepaid expenses and other current assets	138	173
Accounts payable	(124)	528
Accrued expenses and other current liabilities	249	252
Operating lease liability	(385)	(374)
Net cash used in operating activities	(5,114)	(4,939)
Investing activities:
Purchase of property and equipment	(4)	(1)
Net cash used in investing activities	(4)	(1)
Financing activities:
Exercise of common stock warrants	39	—
Taxes paid related to net share settlement of equity awards	(165)	—
Proceeds from sale of common stock	5,309	8,690
Issuance costs from sale of common stock	(337)	(834)
Net cash provided by financing activities	4,846	7,856
Net change in cash and cash equivalents	(272)	2,916
Cash and cash equivalents at beginning of period	2,496	2,371
Cash and cash equivalents at end of period	$2,224	$5,287
Supplemental disclosure of noncash investing and financing activities:
Unpaid issuance costs of common stock	$—	$173
Restricted stock units issued to settle management bonus obligations	$180	$—
Right-of-use asset obtained in exchange for lease obligation	$390	$—

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

Our therapeutic candidates intended for cardiac indications are enabled by our Helix™ transendocardial biotherapeutic delivery catheters and our Morph™ DNA steerable introducers. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart. We are developing Heart3D™ with our partner CART Tech to enhance delivery for our investigational therapies and those of our partners.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems, including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. Historically, we have also generated modest revenues from sales of our approved products. We have funded our operations primarily through the sales of equity and convertible debt securities, and certain government and private grants.

We manage our operations as a single segment for the purpose of assessing performance and making operating decisions, which is how our chief operating decision maker (who is our president and chief executive officer) reviews financial performance and allocates resources.

(2)	Significant Accounting Policies

(a)	Basis of Preparation

The accompanying condensed consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2026, results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year.

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

We have incurred net losses and negative cash flows from operations since our inception and had an accumulated deficit of approximately $174.0 million as of September 30, 2026. Management expects operating losses and negative cash flows to continue through the next several years. We expect to incur increasing costs as we advance our trials and development activities. Therefore, absent additional funding, management believes our cash and cash equivalents of approximately $2.2 million as of September 30, 2026 are not sufficient to fund our planned expenditures and meet our obligations beyond January 2027. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash at times exceeds federally insured limits of $250,000 per customer. On September 30, 2026, approximately 100% of our cash and cash equivalents were held by one financial institution and total amounts on deposit were approximately $2.0 million in excess of FDIC insurance limits. We have not recognized any losses from credit risks on such accounts since inception.

(g)	Changes to Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026. There have been no changes to those policies.

(h)	Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, we are assessing the potential impact of this guidance on our consolidated financial statement disclosures.

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

Apart from the preceding paragraphs, recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on our financial statement presentation or disclosures.

(3)	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Computer equipment and software	$176	$172
Laboratory and manufacturing equipment	576	576
Furniture and fixtures	27	27
Leasehold improvements	26	26
Property and equipment, gross	805	801
Less accumulated depreciation	(793)	(785)
Property and equipment, net	$12	$16

(4)	Operating Lease Right-of-Use (ROU)

We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Our operating lease relates to a property lease for our laboratory and corporate offices which expires in January 2028. Provided that we are not in default under any provision of the lease at the time of exercise of the extension right, and provided further we are occupying the entire premises and have not assigned or sublet any of our interest in this lease, we may extend the term of this lease for one period of 36 months. BioCardia’s lease agreement does not contain any material residual guarantees or material restrictive covenants.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. FASB Accounting Standards Codification ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Our lease does not provide an implicit rate, and hence we used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. Variable rent expense is made up of expenses for common area maintenance and shared utilities and was not included in the determination of the present value of lease payments. We have no finance leases.

On September 3, 2026, we amended the lease by extending the expiration date by one year to January 31, 2028. As a result of this amendment, we increased our ROU asset and liability by $390,000 to reflect the increase in the present value of the remaining lease payments before and after the lease amendment.

Our lease expense for base rent was $118,000 and $359,000 for the three and nine months ended September 30, 2026, respectively and was $121,000 and $362,000 for the three and nine months ended September 30, 2025, respectively. The cash paid under the operating lease for base rent was $129,000 and $385,000 for the three and nine months ended September 30, 2026, respectively, and was $125,000 and $374,000 for the three and nine months ended September 30, 2025, respectively. On September 30, 2026, the weighted average remaining lease term was 1.34 years, and the weighted average discount rate was 13.24%, which was computed as of September 3, 2026, the date of our lease amendment which we estimated by considering our prior history, current interest rates and an assessment of current borrowing conditions.

Future minimum lease payments under the operating lease as of September 30, 2026 were as follows (in thousands):

2026	$128
2027	446
2028	37
Total undiscounted lease payments	611
Less imputed interest	46
Total operating lease liabilities	$565

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued expenses	$42	$34
Accrued salaries and employee benefits	420	524
Accrued clinical trial costs	253	256
Grant liability	474	471
Customer deposits	64	64
Total	$1,253	$1,349

(6)	Stockholders’ Equity

Warrants - Set forth below is a table of activity of warrants for common stock and the related weighted average exercise price per warrant.

	Number of	Weighted
	Common Stock	Average
	Equivalents	Exercise Price
Outstanding and exercisable as of December 31, 2025	7,944,618	$1.88
Warrants exercised	(31,000)	1.25
Warrants expired	(67,104)	6.63
Outstanding and exercisable as of September 30, 2026	7,846,514	$1.84

The maximum expiration of these warrants as of September 30, 2026 was as follows:

Initial warrant inception date	Maximum warrant expiration date	Number of Common Stock Equivalents	Exercise price	Months until maximum warrant expiration

September 3, 2024	September 3, 2029	2,400,000	$3.00	35.0
April 23, 2025	April 23, 2030 (1)	406,818	1.91	42.7
June 30, 2025	June 30, 2030 (1)	274,696	1.95	44.9
September 19, 2025	September 19, 2027	4,765,000	1.25	11.6
		7,846,514	$1.84	21.6

(1) These warrants expire on the earlier of their maximum warrant expiration date or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System.

April 2025 Financing - On April 22, 2025, we entered into a Securities Purchase and Registration Rights Agreement relating to a private placement with certain qualified institutional buyers and institutional accredited investors, as well as certain members of our board of directors and executive officers which closed on April 23, 2025 (the April 2025 Offering). Pursuant to the agreement, we sold 406,818 shares of our common stock, and warrants to purchase an aggregate of 406,818 shares of our common stock at an exercise price equal to $1.905 per share, which are exercisable at any time before the earlier of April 23, 2030 or the approval by the Japanese Pharmaceuticals and Medical Devices Agency of our application of our CardiAMP Cell Therapy System. The gross proceeds of the April 2025 Offering were $775,000, with associated issuance costs of $56,000.

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

September 2025 Financing - On September 19, 2025, we issued 4,800,000 shares of our common stock, and accompanying warrants to purchase up to 4,800,000 shares of common stock (the September 2025 Warrants), at a combined offering price of $1.25 per share and September 2025 Warrant (the September 2025 Offering). Each September 2025 Warrant is exercisable at a price per share of $1.25. The September 2025 Warrants expire on September 20, 2027 and are immediately exercisable. Certain of our directors and executive officers purchased an aggregate of 734,400 shares of common stock and accompanying September 2025 Warrants, representing gross proceeds of $918,000. The gross proceeds of the September 2025 Offering were $6.0 million, with associated issuance costs of $824,000.

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement, the ATM Prospectus Supplement, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares were made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights. As of September 30, 2026, no shares of common stock may still be sold pursuant to the Sales Agreement.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Common shares sold	—	303,932	4,189,055	525,310
Gross proceeds	$—	$783	$5,309	$1,345
Associated issuance costs	$—	$40	$238	$112

(7)	Share-Based Compensation

The share-based compensation expense is recorded in research and development, and selling, general and administrative expenses based on the employee's or non-employee’s respective function. No share-based compensation was capitalized during the periods presented. Share-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was recorded as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$54	$42	$172	$192
Selling, general and administrative	63	35	167	153
Total share-based compensation	$117	$77	$339	$345

The following table summarizes the activity of stock options and related information:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 31, 2025	485,203	$17.19	8.4	$—
Stock options granted	326,000	1.21
Stock options forfeited	(12,271)	11.24
Stock options expired	(14,557)	114.59
Outstanding, September 30, 2026	784,375	$8.83	8.7	$—
Exercisable, September 30, 2026	211,596	$28.71	6.7	$—

Unrecognized share-based compensation for employee and nonemployee options granted through September 30, 2026 is $612,000 to be recognized over a remaining weighted average service period of 2.8 years.

The following table summarizes the activity of restricted stock units (RSUs) and related information:

		Weighted
		average
		grant date
	Number of	fair value
	shares	per share
Balance, December 31, 2025	—	$ n/a
RSUs granted	296,041	1.20
RSUs released	(163,080)	1.20
RSUs forfeited	(132,961)	1.20
Balance, September 30, 2026	—	$ n/a

RSUs vested and settled are converted into our common stock on a one-for-one basis. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of our common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse. Unrecognized share-based compensation for employee and non-employee RSUs granted through September 30, 2026 was $0.

(8)	Net Loss per Share

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

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2026	2025

Stock options to purchase common stock	784,375	164,900
Common stock warrants	7,846,514	7,948,618
Total	8,630,889	8,113,518

(9)	Income Taxes

During the three and nine months ended September 30, 2026 and 2025, there was no income tax expense or benefit for federal or state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a full valuation allowance on the resulting deferred tax assets.

As of September 30, 2026, we retain a full valuation allowance on our deferred tax assets in all jurisdictions. The realization of our deferred tax assets depends primarily on our ability to generate future taxable income which is uncertain. We do not believe that our deferred tax assets are realizable on a more-likely-than-not basis; therefore, the net deferred tax assets have been fully offset by a valuation allowance.

(10)	Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our therapeutic candidates intended for cardiac indications are enabled by our Helix™ transendocardial biotherapeutic delivery catheters and our Morph™ DNA steerable introducers. We partner this therapeutic delivery platform and provide development services selectively with others seeking to develop biotherapeutic interventions for local delivery to the heart. We are developing Heart3D™ with our partner CART Tech to enhance delivery for our investigational therapies and those of our partners.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates and biotherapeutic delivery systems, including conducting clinical trials, developing manufacturing and sales capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have also historically generated modest revenues from sales of our approved products. We have funded our operations primarily through the sales of equity and convertible debt securities, and certain government and private grants.

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

Three clinical trials of the CardiAMP cell therapy for delivery have been completed with a fourth study actively enrolling. The fourth trial has been initiated to confirm the results observed in the CardiAMP HF Trial. In all trials, patients are typically discharged after an overnight stay.

●

Our Phase 1, Transendocardial Autologous Bone Marrow in Myocardial Infarction Trial (TABMMI), National Clinical Trial (NCT) Identifier NCT-00507468, met its primary safety outcome and provided signals of patient benefit including improved exercise tolerance, improved heart function, and reduced mortality. Results were published in the journal Eurointervention in 2011,

●

Our Phase 2, Transendocardial Autologous Cells in Heart Failure Trial (TACHFT), NCT00768006, also met its primary safety outcome and provided signals of patient benefit when compared to the dedicated placebo group including improved six-minute walk distance, improved quality of life, and reduced major adverse cardiac events. Results for the dedicated placebo group were presented at the World Congress of Regenerative Medicine in 2015 and for the pooled placebo group were published in the Journal of the American Medical Association in 2014.

●

Our Phase 3, CardiAMP Heart Failure Trial (CardiAMP HF), NCT02438306, was designed based on the Phase II TAC-HFT study to confirm signals of benefit observed relative to its dedicated placebo groups. The trial included biologically informed patient selection based on cell characteristics, point-of-care cell processing to maximize cell viability, targeted transendocardial delivery using the same innovative helical tipped catheter to boost cell retention and in-situ dose as in TAC-HFT and TABMMI, and long-term blinded contrast enhanced echocardiography assessment of ventricular remodeling. Clinical data from the 10-patient roll-in cohort was published in 2021 in the International Journal of Cardiology. The randomized study cohort enrolled 115 patients across 28 centers in the United States, did not achieve its primary efficacy outcome, but met key secondary efficacy outcome in subgroup having elevated biomarkers of heart stress (NTproBNP). Results showed good safety with three treatment-emergent major adverse cardiac events (MACE) which were resolved without sequelae. Efficacy outcomes showed reduced mortality, reduced non-fatal MACE, and improved quality of life, which were statistically significant in the subgroup. Results also showed trends of improved heart function across all patients that were statistically significant in the subgroup. Principal results from the trial were presented at the Late-Breaking Clinical Trials symposium at the American College of Cardiology (ACC) Scientific Sessions in March 2025 with long term blinded core laboratory contrast enhanced echocardiography results showing enhanced heart function presented at the Late-Breaking Clinical Trials symposium at the Technology and Heart Failure Therapeutics (THT) meeting in March 2026. These presentations are available on the BioCardia website.

●

Our Phase 3 confirmatory CardiAMP Cell Therapy Heart Failure II Trial is a multi-center, randomized, double-blinded, sham-controlled study of up to 250 patients with NTproBNP levels >500 pg/ml at up to 40 centers in the United States. This confirmatory trial focuses on patients in active heart failure who demonstrated the greatest benefits in the CardiAMP Heart Failure I Trial. The primary endpoint in the CardiAMP Heart Failure II Trial is an outcomes composite score based on a three-tiered Finkelstein-Schoenfeld hierarchical analysis. The tiers, starting with the most serious events, would be (1) all-cause death, including cardiac death equivalents such as heart transplant or left ventricular assist device placement, ordered by time to event; (2) non-fatal Major Adverse Coronary and Cerebrovascular Events (MACCE), excluding those deemed procedure-related occurring within the first seven days post-procedure (heart failure hospitalization, stroke or myocardial infarction), ordered by time to event, and (3) change from baseline in quality of life at a minimum of 12 months and a maximum of 24 months. Four clinical sites have enrolled in the study and are actively recruiting patients. In October 2026, we presented the clinical trial design at the Heart Failure Society of America (HFSA) Annual Scientific Meeting 2026 in Phoenix Arizona, including details on the design and scientific support for the CardiAMP™ HF II Study. The objective of the study is to determine efficacy of high dose autologous cell treatment for patients with ischemic heart failure of reduced ejection fraction (HFrEF), who are on guideline directed medical therapy but still exhibit undesirable elevated biomarkers of heart stress.

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

On November 6, 2026 the Company announced it had successfully completed the process with Japan's Pharmaceuticals and Medical Devices Agency (PMDA) concerning the application materials required to obtain regulatory approval in Japan. The anticipated Shonin premarket approval application will incorporate PMDA’s advice provided during the consultations.

We are preparing clinical data sets for submission to Japan’s PMDA and the U.S. FDA. We are working with partners to complete the electronic trial master file, conduct good clinical practice audits, and structure clinical research data in accordance with CDISC Standards, which support data consistency, traceability, and regulatory compliance. We also have engaged a Designated Marketing Authorization Holder, or DMAH, as the local regulatory representative required for foreign medical device and pharmaceutical companies seeking to sell products in Japan without establishing a local office. In Japan, the DMAH designation may be transferred together with the underlying product approval.

Catalysts ahead for this program include publication of the peer reviewed manuscript for CardiAMP HF, submission for approval in Japan, and ongoing enrollment in the CardiAMP HF II trial.

CardiAMP® Autologous Cell Therapy for Chronic Myocardial Ischemia (BCDA-02)

The CardiAMP Cell Therapy system, under a second FDA approved investigational device exemption, is being studied in a second related clinical indication of chronic myocardial ischemia with refractory angina. This study is based on the strength of our Phase I and II ischemic heart failure trial data and previous clinical data on CD34+ mononuclear cells in this indication.

The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is a Phase III, multi-center, randomized, double-blinded, placebo-controlled study of up to 343 patients at up to 40 clinical sites. The Phase III pivotal trial is designed to provide the primary support for the safety and efficacy of the CardiAMP Cell Therapy System for patients with no-option chronic myocardial ischemia with refractory angina (BCDA-02). These patients experience frequent angina (i.e., chest pain) attacks that are uncontrolled by optimal drug therapy, and these patients are not suitable candidates for stent placement or bypass surgery, leaving them few therapeutic options.

In May 2026, primary results of this cohort were presented at Euro PCR, a world-leading course in interventional cardiovascular medicine. The presentation was made by Amish Raval, M.D., Professor of Medicine at University of Wisconsin School of Medicine and Public Health. Results presented by Dr. Raval, on behalf of the CardiAMP CMI Investigators, showed that the minimally invasive CardiAMP Cell Therapy procedure was well-tolerated with no treatment emergent major adverse cardiac events. Patients demonstrated positive clinical outcomes including increased exercise tolerance and reduced frequency of angina episodes with the autologous cell therapy up through two years follow-up. Prior to treatment, all patients were on guideline-directed medical therapy (GDMT) and had received all available percutaneous and/or surgical options as appropriate for their medical condition. Patients experienced increased exercise tolerance, improving by an average of 179 seconds, which persisted for the two-year study follow-up. Angina episodes were reduced by an average of 82% by six months after treatment. This presentation is available on the BioCardia website.

CardiALLO Allogeneic MSC for Ischemic Heart Failure with HFrEF (BCDA-03)

The Investigational New Drug application (IND) for a Phase 1/2 trial to deliver our allogeneic MSC for the treatment of HFrEF includes a 3+3 roll-in dose escalation cohort now followed by a 360-patient randomized double-blind controlled study based on a recent IND amendment to right-size the study for nondilutive funding opportunities. The study utilizes the Finkelstein-Schoenfeld three tier primary composite endpoint of mortality, MACCE, and functional capacity as measured by six-minute walk distance. The low dose cohort of 20 million cells has been completed and there have been no treatment-emergent adverse events, arrhythmias, rejection, or allergic response. The Data Safety Monitoring Board has recommended that the study proceed as designed based on the 30-day data safety assessment from this cohort.

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

Helix™ Biotherapeutic Delivery System

The Helix transendocardial biotherapeutic delivery system (Helix) is a therapeutic-enabling platform for minimally invasive targeted delivery of biologic agents to the heart. Helix empowers a seamless transition from bench to commercialization for partners. Our biotherapeutic delivery partnerships are expected to enhance future treatment options for millions of people suffering from heart disease, offset the costs of biotherapeutic delivery for our own programs, and provide our investors with meaningful revenue sharing should our partnering efforts contribute to successful therapeutic development.

In February 2026, we announced a Pre-Submission to the FDA under its Q-Submission program for the approval of  Helix. In May 2026, BioCardia had this Pre-Submission meeting with FDA. FDA agreed that there are two pathways for Helix marketing clearance and raised no concerns on Helix safety data, device performance, or compatibility with general classes of agents. FDA’s preferred route of Helix approval was simultaneous with the approval of the CardiAMP cell therapy system for the treatment of heart failure. FDA also suggested a follow-on pre-submission incorporating agency advice could enable Helix approval via the De Novo pathway. In August 2026, FDA accepted our minutes as formal minutes. In September 2026, we completed our revised Pre-Submission to FDA, which was accepted by FDA in October 2026. The FDA aims to issue written feedback or hold a meeting within 70 calendar days.  We expect to hear from the FDA on this Pre-submission in the next five weeks.

Heart3D™ Fusion Imaging

The Heart3D system is expected to enhance real-time two-dimensional X-ray imaging by fusing pre-procedure three-dimensional anatomical heart models created from high-quality MRI and CT images for the interventional cardiologist with a focus on cardiac biotherapeutic interventions and biopsies.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, sales, corporate development and administrative support functions, including share-based compensation expenses and benefits. Other selling, general and administrative expenses include rent, accounting and legal services, obtaining and maintaining patents, the cost of consultants, occupancy costs, insurance premiums and information systems costs.

Other Income (Expense)

Other income and expense consist primarily of interest income we earn on our cash and cash equivalents.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various judgments that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

The following table shows our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended		Nine months ended
	September 30, 2026		September 30, 2026
	2026	2025	2026	2025
Costs and expenses:
Research and development	$1,235	$936	$3,363	$3,834
Selling, general and administrative	600	552	2,361	2,431
Total costs and expenses	1,835	1,488	5,724	6,265
Operating loss	(1,835)	(1,488)	(5,724)	(6,265)
Other income (expense):
Total other income, net	18	5	35	21
Net loss	$(1,817)	$(1,483)	$(5,689)	$(6,244)

Research and Development Expenses. Research and development expenses increased to approximately $1.2 million in the three months ended September 30, 2026 as compared to $936,000 in the three months ended September 30, 2025, primarily due to a bonus accrual at a higher level, coupled with increased expenses from regulatory activities to advance CardiAMP in Japan and enrollment in the CardiAMP HF II Trial. Research and development expenses decreased to approximately $3.4 million in the nine months ended September 30, 2026 as compared to approximately $3.8 million in the nine months ended September 30, 2025 primarily due to closeout of the CardiAMP Heart Failure Trial, partially offset by early enrollment in the CardiAMP Heart Failure II Trial and regulatory activities to advance CardiAMP in Japan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $600,000 in the three months ended September 30, 2026 as compared to $552,000 in the three months ended September 30, 2025, primarily due to a bonus accrual at a higher level. Selling, general and administrative expenses remained consistent at approximately $2.4 million in the nine months ended September 30, 2026 as compared to approximately $2.4 million in the nine months ended September 30, 2025.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2026, we had an accumulated deficit of approximately $174.0 million. We anticipate that we will continue to incur net losses for the next several years.

We have funded our operations principally through the sales of equity and convertible debt securities. Currently there are no shares available for sale under the “At The Market” facility. As of September 30, 2026, we had cash and cash equivalents of approximately $2.2 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended
	September 30
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,114)	$(4,939)
Investing activities	(4)	(1)
Financing activities	4,846	7,856
Net increase (decrease) in cash and cash equivalents	$(272)	$2,916

Cash Flows from Operating Activities. Cash flow from operating activities for any period is subject to many variables including the timing of cash receipts, payments to suppliers, and vendor payment terms. Cash flow used in operating activities increased to approximately $5.1 million during the nine months ended September 30, 2026 as compared to approximately $4.9 million during the nine months ended September 30, 2025, primarily due to the timing of payments to suppliers.

Cash Flows from Financing Activities. Net cash provided by financing activities of approximately $4.8 million and approximately $7.9 million during the nine months ended September 30, 2026 and 2025, respectively, related primarily to proceeds from the sale of common stock, partially offset by payments of issuance costs.

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

At-the-Market (ATM) Offerings – On December 6, 2023, we entered into an “At The Market” offering agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). Under the Sales Agreement, we may offer and sell our common stock, from time to time during the term of the Sales Agreement through or to HCW as sales agent or principal. We have filed a prospectus supplement (the ATM Prospectus Supplement), as supplemented, relating to the offer and sale of the shares pursuant to the Sales Agreement. The offering and sale of the shares were made pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-275099), which was initially filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2023 and declared effective on December 5, 2023. As of November 12, 2026 and September 30, 2026, we had no capacity to issue shares of common stock under the ATM Prospectus Supplement. We have agreed to pay HCW a commission equal to 3% of the gross proceeds from the sales of shares and have agreed to provide HCW with customary indemnification and contribution rights.

Activity under the Sales Agreement was as follows (in thousands except share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Common shares sold	—	303,932	4,189,055	525,310
Gross proceeds	$—	$783	$5,309	$1,345
Associated issuance costs	$—	$40	$238	$112

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

Based upon our current operating plan, we believe that the cash and cash equivalents of approximately $2.2 million as of September 30, 2026 are not sufficient to fund our planned expenditures and meet our obligations beyond January 2027. To continue development of our therapeutic candidates beyond such time, we plan to raise additional capital, potentially including non-dilutive collaboration and licensing arrangements, debt or equity financing, or a combination from these sources. We may be unsuccessful in raising funds from any or all such sources, and to the extent we raise any funds, they may be on highly dilutive terms. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our therapeutic candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our therapeutic candidates.

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

Until such time that we can generate meaningful revenue from our recurring revenue biotherapeutic delivery partnering business model and/or sales of approved therapies and products, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing common stockholders may be highly diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products, or therapeutic candidates or to grant licenses on terms that may not be favorable to us.

We have prepared our condensed consolidated financial statements as of September 30, 2026 on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Due to the factors described above, there is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our ability to continue as a going concern will depend, in a large part, on our ability to raise additional capital. If adequate funds are not available, we may be required to further reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. While we believe in the viability of our strategy to raise additional funds, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended September 30, 2026.

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

Interest Rate Risk

As of September 30, 2026, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase or decrease in interest rates would have an immaterial pre-tax impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk described below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results, and which are incorporated by reference herein. The risks described in this report, our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Reports on Form 10-Q filed periodically with the SEC are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Our existing and any future contractual arrangement that we expect will provide us access to capital may provide less capital than expected and on a delayed basis.

We have, and may in the future enter into, contractual arrangements that are designed to facilitate our access to capital. In December 2023, we entered into a sales agreement (HCW Sales Agreement) with H.C. Wainwright & Co., LLC (HCW) pursuant to which we may sell shares of our common stock through HCW as the sales agent at current market prices (HCW ATM Offering). However, there no shares of our common stock available to sell under the HCW Sales Agreement as of September 30, 2026. Even if additional capacity becomes available, the amounts we sell under the HCW ATM Offering may not satisfy all of our funding needs and our receipt of any funds thereunder may not be received on a timely basis, even if we are able and choose to sell and issue all of our common stock otherwise issuable pursuant to the HCW Sales Agreement.

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to the HCW Sales Agreement or under our equity incentive plans, could result in additional dilution of the percentage ownership of our existing stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders would likely experience substantial dilution. We may sell our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell our common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales would likely also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Furthermore, we have filed a prospectus supplement related to the offer and sale of our common stock under the HCW Sales Agreement. As of November 11, 2026 and September 30, 2026, we had no capacity to issue shares of common stock under the prospectus supplement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation, as amended May 29, 2024
3.2(2)	Amended and Restated Bylaws
10.1*	Lease amendment, dated September 3, 2026 between the Company and the Irvine Company LLC.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed by us on March 26, 2025.
(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by us on May 1, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCARDIA, INC.
(Registrant)

Date: November 12, 2026	By:	/s/ Peter Altman
Peter Altman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ David McClung
David McClung
Chief Financial Officer
(Principal Financial and Accounting Officer)